Form 10KSB
period 2005-09-30
Magyar Bancorp, Inc.
filed 2006-02-10
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                            Special Financial Report

          Pursuant to Rule 15d-2 of the Securities Exchange Act of 1934
                  for the fiscal year ended September 30, 2005



                           Commission File No. 0-51726

                              MAGYAR BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    20-4154978
  --------------------------------                 ----------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

400 Somerset Street, New Brunswick, New Jersey                  08901
----------------------------------------------                --------
(Address of Principal Executive Offices)                      Zip Code

                                 (732) 342-7600
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to
 Section 12(g) of the Act:              Common Stock, par value $.01 per share
                                        --------------------------------------
                                                   (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90
days. YES      NO  X  .
          ---     ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES     NO  X .
                                                ---    ---

     The Registrant's revenues for the fiscal year ended September 30, 2005 were $19,161,000.

     As of December 30, 2005, there were issued and outstanding no shares of the Registrant's Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, on such date, was $0.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional Small Business Disclosure Formant     Yes      No  X
                                                            ---     ---

     This special financial report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. This special financial report is filed under cover of the facing sheet of the form appropriate for annual reports of the Registrant as required by Rule 15d-2.

                                TABLE OF CONTENTS

Consolidated Financial Statement:

          Report of Independent Registered Public Accounting Firm            F-1

          Consolidated Balance Sheets as of September 30, 2005 and 2004      F-2

          Consolidated Statements of Income for the Years ended
          September 30, 2005 and 2004                                        F-3

          Consolidated Statements of Changes in Retained Earnings for
          the Years ended September 30, 2005 and 2004                        F-4

          Consolidated Statements of Cash Flows for the Years ended
          September 30, 2005 and 2004                                        F-5

          Notes to Consolidated Financial Statements                         F-6

     Signatures

     Exhibit 31.1
     ------------

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2
     ------------

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32
     ----------

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




Board of Directors
Magyar Bank (Formerly Magyar Savings Bank)




     We have audited the accompanying consolidated balance sheets of Magyar Bank as of September 30, 2005 and 2004 and the related consolidated statements of income, changes in retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Bank's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magyar Bank as of September 30, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.








Philadelphia, Pennsylvania
January 23, 2006

                                   MAGYAR BANK
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                                                    September 30,
                                                                                             ----------------------------
                                                                                                 2005            2004
                                                                                             ------------    ------------

        ASSETS

Cash                                                                                         $        897    $      1,863
Interest bearing deposits with banks                                                                2,312           3,112
                                                                                             ------------    ------------

        Total cash and cash equivalents                                                             3,209           4,975

Investment securities - available for sale, at fair value                                          20,602          31,171

Investment securities - held to maturity, at cost (fair value of $33,853 and $42,857
  at September 30, 2005 and 2004, respectively)                                                    34,269          42,615

Federal Home Loan Bank of New York stock, at cost                                                   2,444           1,745

Loans receivable, net                                                                             267,317         193,550

Bank owned life insurance                                                                           5,813           5,636

Accrued interest receivable                                                                         1,556           1,274

Premises and equipment, net                                                                        19,463           4,230

Other assets                                                                                       5,032            1,882
                                                                                             ------------    ------------

Total assets                                                                                 $    359,705    $    287,078
                                                                                             ============    ============

        LIABILITIES AND RETAINED EARNINGS

Liabilities
  Deposits                                                                                   $    278,090    $    223,974
  Escrowed funds                                                                                    1,195           1,101
  Federal Home Loan Bank of New York advances                                                      38,872          25,402
  Securities sold under agreements to repurchase                                                   10,000           9,500
  Loans payable                                                                                     2,497               -
  Accrued interest payable                                                                            496             199
  Accounts payable and other liabilities                                                            4,167           3,790
                                                                                             ------------    ------------

        Total liabilities                                                                         335,317         263,966
                                                                                             ------------    ------------

Retained earnings
  Retained earnings - substantially restricted                                                     24,996          23,436
  Accumulated other comprehensive loss, net                                                          (608)           (324)
                                                                                             ------------    ------------

        Total retained earnings                                                                    24,388          23,112
                                                                                             ------------    ------------

        Total liabilities and retained earnings                                              $    359,705    $    287,078
                                                                                             ============    ============

The accompanying notes are an integral part of these statements.

                                   MAGYAR BANK
                        Consolidated Statements of Income
                                 (In Thousands)


                                                                           Year ended September 30,
                                                                         ----------------------------
                                                                             2005            2004
                                                                         ------------    ------------

Interest and dividend income
  Loans, including fees                                                  $     12,962    $      9,627
  Investment securities                                                         2,454           2,930
  Federal Home Loan Bank of New York stock                                         94              27
                                                                         ------------    ------------

        Total interest and dividend income                                     15,510          12,584
                                                                         ------------    ------------

Interest expense
  Deposits                                                                      4,379           3,220
  Borrowed money                                                                1,574           1,039
                                                                         ------------    ------------

        Total interest expense                                                  5,953           4,259
                                                                         ------------    ------------

Net interest and dividend income                                                9,557           8,325

Provision for loan losses                                                         891             202
                                                                         ------------    ------------

        Net interest and dividend income after provision
         for loan losses                                                        8,666           8,123
                                                                         ------------    ------------

Other income
  Service charges                                                                 567             511
  Other operating income                                                          199             280
  Gains on the sale of loans                                                        -               5
  Net loss on the sale of investment securities                                    (6)              -
  Gains on the sale of premises and equipment                                   2,891               -
                                                                         ------------    ------------

        Total other income                                                      3,651             796
                                                                         ------------    ------------

Other expenses
  Compensation and employee benefits                                            5,157           3,794
  Occupancy expenses                                                            1,177           1,301
  Advertising                                                                     371             279
  Professional fees                                                               387             628
  Federal insurance premiums and assessments                                       33              34
  Service fees                                                                    395             356
  Directors fees                                                                1,109             703
  Other expenses                                                                1,177             955
                                                                         ------------    ------------

        Total other expenses                                                    9,806           8,050
                                                                         ------------    ------------

Income before income taxes                                                      2,511             869

Income taxes                                                                      951             257
                                                                         ------------    ------------

        Net income                                                       $      1,560    $        612
                                                                         ============    ============

The accompanying notes are an integral part of these statements.

                                   MAGYAR BANK
             Consolidated Statement of Changes in Retained Earnings
                     Years ended September 30, 2005 and 2004
                                 (In Thousands)


                                                                            Accumulated
                                                                               other
                                                             Retained      comprehensive    Comprehensive
                                                             earnings           loss            income           Total
                                                          -------------    -------------    -------------    -------------

Balance, September 30, 2003                               $      22,824    $        (165)               -    $      22,659

  Net income for year ended September 30, 2004                      612                -    $         612              612
  Other comprehensive loss, net of
    reclassification adjustments and taxes                            -             (159)            (159)            (159)
                                                          -------------    -------------    -------------    -------------

Total comprehensive income                                                                  $         453
                                                                                            =============

Balance, September 30, 2004                                     23,436              (324)                           23,112

  Net income for year ended September 30, 2005                   1,560                 -    $       1,560            1,560
  Other comprehensive loss, net of
    reclassification adjustments and taxes                           -              (284)            (284)            (284)
                                                          -------------    -------------    -------------    -------------

Total comprehensive income                                                                        $ 1,276
                                                                                            =============

Balance, September 30, 2005                               $      24,996    $        (608)                    $      24,388
                                                          =============    =============                     =============







The accompanying notes are an integral part of this statement.

                                   MAGYAR BANK
                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                             Year ended September 30,
                                                                                           ----------------------------
                                                                                               2005            2004
                                                                                           ------------    ------------

Operating activities
Net income                                                                                 $      1,560    $        612
Adjustment to reconcile net income to net cash provided by (used in)
   operating activities
  Depreciation expense                                                                              519             503
  Premium amortization on investment and mortgage-backed
    securities, net                                                                                 166             233
  Gains on sale of loans                                                                              -              (5)
  Gains on sale of premises and equipment                                                        (2,891)              -
  Net loss on sale of investment securities                                                           6               -
  Provision for loan losses                                                                         891             202
  Deferred income tax (benefit)                                                                  (1,048)            253
  Increase in accrued interest receivable                                                          (282)           (119)
  (Increase) decrease in bank owned life insurance                                                 (177)             65
  Increase in other assets                                                                       (2,129)           (149)
  (Decrease) increase in accrued interest payable                                                   297             (20)
  (Decrease) increase in other liabilities                                                          376            (486)
                                                                                           ------------    ------------

        Net cash provided by (used in) operating activities                                      (2,712)          1,089
                                                                                           ------------    ------------

Investing activities
  Net increase in loans receivable                                                              (79,732)        (19,980)
  Purchases of investment securities held to maturity                                            (2,000)        (17,165)
  Purchases of investment securities available for sale                                               -          (1,994)
  Sales of investment securities available for sale                                               3,103               -
  Proceeds from maturities/calls of investment securities held to maturity                        3,000           2,239
  Proceeds from maturities/calls of investment securities available for sale                      2,002           5,000
  Principal repayments on investment securities held to maturity                                  7,282           9,495
  Principal repayments on investment securities available for sale                                5,080           5,457
  Purchases of bank owned life insurance                                                              -            (520)
  Purchases of premises and equipment                                                           (11,673)           (271)
  Net proceeds on sale of premises and equipment                                                  3,905               -
  Purchases of Federal Home Loan Bank of New York stock                                            (698)           (143)
                                                                                           ------------    ------------

        Net cash used in investing activities                                                   (69,731)        (17,882)
                                                                                           ------------    ------------

Financing activities
  Net increase (decrease) in deposits                                                            54,116          (1,701)
  Net increase (decrease) in escrowed funds                                                          94             (96)
  Gross advances from long-term Federal Home Loan Bank of New York advances                      10,000           3,000
  Gross repayments from long-term Federal Home Loan Bank of New York advances                    (1,660)           (654)
  Net proceeds from short-term Federal Home Loan Bank of New York advances                        5,130          12,670
  Net proceeds from securities sold under agreements to repurchase                                  500               -
  Net proceeds from loans payable                                                                 2,497               -
                                                                                           ------------    ------------

        Net cash provided by financing activities                                                70,677          13,219
                                                                                           ------------    ------------

        Net decrease in cash and cash equivalents                                                (1,766)         (3,574)

Cash and cash equivalents, beginning of year                                                      4,975           8,549
                                                                                           ------------    ------------

Cash and cash equivalents, end of year                                                     $      3,209    $      4,975
                                                                                           ============    ============

Supplemental disclosures of cash flow information
  Cash paid for
    Interest                                                                               $      5,656    $      4,378
    Income taxes                                                                           $          -    $        176

The accompanying notes are an integral part of these statements.

                                   MAGYAR BANK
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004


NOTE A - ORGANIZATION

     On January 23, 2006, Magyar Bank completed a reorganization involving a series of transactions by which our corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered mid-tier stock holding company. Magyar Bancorp, Inc. (the Company) owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

     As a result of the reorganization and stock offering, Magyar Bancorp, MHC, owns 54.03% of the outstanding shares of common stock of Magyar Bancorp, Inc. The remaining 45.97% is held by public stockholders. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance, see Note Q.

     Magyar Bank (the Bank) is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank's administrative offices are located in New Brunswick, New Jersey. The Bank has three branch offices which are located in New Brunswick (main branch), North Brunswick and South Brunswick, New Jersey. The Bank's savings deposits are insured by the FDIC through the Savings Association Insurance Fund (SAIF); also, the Bank is a member of the Federal Home Loan Bank of New York.

     Magyar Service Corporation, a New Jersey corporation, is a wholly owned, non-bank subsidiary of Magyar Bank. Magyar Service Corporation, which also operates under the name Magyar Financial Services, will receive commissions from annuity and life insurance sales referred to a licensed, non-bank financial planner.

     The Bank competes with other banking and financial institutions in its primary market areas. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time certificates of deposit and all types of loans. Such institutions, as well as consumer financial and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

     The Bank is subject to regulations of certain state and federal agencies and, accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank's business is particularly susceptible to future state and federal legislation and regulations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Basis of Financial Statement Presentation
          -----------------------------------------

     The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The financial statements include the accounts of the company, its wholly owned subsidiaries, the Bank and Magyar Service Corporation, and the variable interest entity, Hungaria Urban Renewal, LLC, see Note F. All intercompany balances and transactions have been eliminated in the financial statements.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     2.   Cash and Cash Equivalents
          -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, time deposits with original maturities less than three months and overnight deposits. Non-cash investing activities for 2005 include the conversion of $5.1 million construction loans receivable included in 2004 to Premises and Equipment as a result of the FIN 46(R) consolidation, see Note F.

     3.   Investment Securities
          ---------------------

     The Bank classifies investment securities as either held to maturity or available for sale.

     Investment securities held to maturity are carried at cost adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method. The Bank has the ability and positive intent to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in fair value below amortized cost. A decline in the fair value of any held to maturity security that is deemed other than temporary is charged to earnings. The investment in Federal Home Loan Bank of New York stock is carried at cost.

     Investment securities classified as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of retained earnings, net of related income tax effects. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.

     Premium or discount on investment securities is recognized as an adjustment of yield by use of the interest method over the expected life of the investment security.

     The Bank follows Statement of Financial Accounting Standards (SFAS) No. 133, which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", (collectively SFAS No. 133). SFAS No. 133, as amended, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The Bank did not have any derivative instruments as of September 30, 2005 and 2004.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP in 2005. At September 30, 2005 and 2004, the Bank had no investments that would be defined as impaired under FSP 115-1.

     4.   Loans and Allowance for Loan Losses
          -----------------------------------

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for possible loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

     Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as nonaccrual when the loan is 90 days or more delinquent. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable using the effective interest method.

     The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or other determination of impairment.

     The Bank accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate except that, as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor may measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. At September 30, 2005 and 2004, the Bank had no loans that would be defined as impaired under SFAS No. 114.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     The Bank accounts for its transfers of financial assets, including sales and loan participations and servicing assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Transfers of financial assets, including sales of loans and loan participations are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

     The Bank follows Financial Accounting Standards Board (FASB) Interpretation
     (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. At September 30, 2005 and 2004, the Bank did not hold any guarantees subject to FIN 45.

     In October 2003, the AICPA issued Statement of Position (SOP) 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable, at acquisition, that the Bank will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Bank has no such loans at September 30, 2005 and 2004.

     5.   Premises and Equipment
          ----------------------

     Premises and equipment are carried at cost less accumulated depreciation, and include expenditures for new facilities, major betterments and renewals. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets.

     The Bank accounts for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Bank had no impaired long-lived assets at September 30, 2005 and 2004.

     6.   Real Estate Owned
          -----------------

     Real estate properties acquired through loan foreclosures are recorded at estimated fair value less cost to sell at the time of foreclosure with any writedown charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. For the years ended September 30, 2005 and 2004, the Bank did not incur any writedowns on foreclosed properties. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. At September 30, 2005 and 2004, the Bank did not hold any real estate owned properties.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     7.   Income Taxes
          ------------

     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, accumulated depreciation and investment securities available for sale.

     8.   Advertising Costs
          -----------------

     The Bank expenses advertising costs as incurred.

     9.   Financial Instruments
          ---------------------

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Bank to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

     10.  Comprehensive Income (Loss)
          ---------------------------

     SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period.

     The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

                                                Year ended September 30, 2005            Year ended September 30, 2004
                                           --------------------------------------   --------------------------------------
                                                                         Net of                                  Net of
                                            Before tax      Tax           tax        Before tax      Tax          tax
                                              amount      expense        amount        amount      expense       amount
                                           -----------  -----------   -----------   -----------  -----------   -----------
       Unrealized losses
              on securities
          Unrealized holding
              losses arising during
              period                       $      (282) $       118   $      (164)  $      (292) $       122   $      (170)

          Less reclassification
              adjustment for losses
              realized in net income                 6           (2)            4             -            -             -

          Minimum pension liability               (161)          37          (124)           20           (9)           11
                                           -----------  -----------   -----------   -----------  -----------   -----------

       Other comprehensive loss, net       $      (437) $       153   $      (284)  $      (272) $       113   $      (159)
                                           ===========  ===========   ===========   ===========  ===========   ===========

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     11.  Reclassifications
          -----------------

     Certain 2004 amounts have been reclassified to conform to the 2005 financial statement presentation.

     12.  New Accounting Pronouncements
          -----------------------------

     The FASB recently issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and SFAS No. 3, as part of its short-term convergence project with the International Accounting
     Standards Board. SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. APB Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. SFAS No. 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Bank is currently evaluating its possible impact.

     SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123(R) is effective for the Bank beginning July 1, 2005. Management is in the process of evaluating SFAS No. 123(R) and does not anticipate an affect on the consolidated results of operations at this time, or until the adoption of a stock-based incentive program.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE C - INVESTMENT SECURITIES

     The unamortized cost, gross unrealized gains or losses and the fair value of the Bank's investment securities available for sale and held to maturity are as follows (in thousands):


                                                                                September 30, 2005
                                                        ------------------------------------------------------------------
                                                                              Gross            Gross
                                                          Amortized         unrealized       unrealized          Fair
                                                             cost             gains            losses            value
                                                        -------------     -------------    -------------     -------------

    Available for sale
       U.S. government and agency obligations           $       4,000     $           -    $        (106)    $       3,894
       Equity securities                                          142                 -                -               142
       Mortgage-backed securities                              17,047                 -             (481)           16,566
                                                        -------------     -------------    -------------     -------------

              Total                                     $      21,189     $           -    $        (587)    $      20,602
                                                        =============     =============    ==============    =============

    Held to maturity
       U.S. government and agency obligations           $       4,313     $          17    $         (64)    $       4,266
       Corporate notes                                          2,001                14                -             2,015
       Mortgage-backed securities                              27,955               124             (507)           27,572
                                                        -------------     -------------    -------------     -------------

              Total                                     $      34,269     $         155    $        (571)    $      33,853
                                                        =============     =============    =============     =============


                                                                                September 30, 2004
                                                        ------------------------------------------------------------------
                                                                              Gross            Gross
                                                          Amortized         unrealized       unrealized          Fair
                                                             cost             gains            losses            value
                                                        -------------     -------------    -------------     -------------

    Available for sale
       U.S. government and agency obligations           $       5,498     $          57    $         (39)    $       5,516
       Corporate notes                                          2,002                 5              -               2,007
       Equity securities                                          142               -                -                 142
       Mortgage-backed securities                              23,841                 1             (336)           23,506
                                                        -------------     -------------    -------------     -------------

              Total                                     $      31,483     $          63    $        (375)    $      31,171
                                                        =============     =============    =============     =============

    Held to maturity
       U.S. government and agency obligations           $       7,423     $          30    $          (8)    $       7,445
       Corporate notes                                          2,005                92              -               2,097
       Mortgage-backed securities                              33,187               352             (224)           33,315
                                                        -------------     -------------    -------------     -------------

              Total                                     $      42,615     $         474    $        (232)    $      42,857
                                                        =============     =============    =============     =============

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE C - INVESTMENT SECURITIES - Continued

    The amortized cost and fair value of the Bank's investment securities available for sale and held to maturity at September 30, 2005, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                September 30, 2005
                                                        ------------------------------------------------------------------
                                                               Available for sale                  Held to maturity
                                                        -------------------------------    -------------------------------
                                                           Amortized          Fair            Amortized          Fair
                                                             cost             value             cost             value
                                                        -------------     -------------    -------------     -------------

       Due in one year or less                          $         -       $         -      $       4,001     $       3,986
       Due after one year through five years                    4,000             3,894            2,000             1,966
       Due after five years through ten years                     -                 -                147               160
       Due after ten years                                        -                 -                166               169
       Equity securities                                          142               142              -                 -
       Mortgage-backed securities                              17,047            16,566           27,955            27,572
                                                        -------------     -------------    -------------     -------------

                                                        $      21,189     $      20,602    $      34,269     $      33,853
                                                        =============     =============    =============     =============


     There were sales of $1,536,000 of U.S. agency obligations and $1,567,000 of mortgage-backed securities from the available for sale portfolio during the year ended September 30, 2005. The Bank recognized a gross gain of $36,000 and a gross loss of $42,000 on these sales. There were no sales of investment securities during the fiscal year ended September 30, 2004.

     As of September 30, 2005 and 2004, securities having an estimated fair value of approximately $1,023,000 and $1,207,000, respectively, were pledged to secure public deposits.

     As of September 30, 2005, details of securities with unrealized losses are as follows (dollars in thousands):

                              Number         Less than 12 months         12 months or longer               Total
                                         -------------------------   -------------------------   -------------------------
       Description of           of           Fair      Unrealized       Fair       Unrealized       Fair        Unrealized
         securities         securities       value       losses         value        losses         value         losses
     -------------------   ------------  -----------   -----------   -----------  ------------   ----------   ------------

     U.S. government
        and agencies                5    $        133   $        1   $      7,831   $      169  $       7,964   $      170
     Mortgage-backed
        securities                 41           2,705           36         35,229          952         37,934          988
                                -----      ----------     --------     ----------     --------    -----------     --------

     Total temporarily
        impaired
        investment
        securities                 46    $      2,838   $       37   $     43,060   $    1,121  $      45,898   $    1,158
                                =====     ===========    =========    ===========    =========   ============    =========

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE C - INVESTMENT SECURITIES - Continued

As of September 30, 2004, details of securities with unrealized losses are as follows (dollars in thousands):

                              Number         Less than 12 months         12 months or longer               Total
                                         -------------------------   -------------------------   -------------------------
       Description of           of           Fair      Unrealized       Fair       Unrealized       Fair       Unrealized
         securities         securities       value       losses         value        losses         value        losses
     -------------------   ------------  -----------   -----------   -----------  ------------   ----------   ------------

     U.S. government
        and agencies                3    $      5,953   $       47   $          -   $        -  $       5,953   $       47
     Mortgage-backed
        securities                 29          23,590          221         19,166          339         42,756          560
                                -----     -----------    ---------    -----------    ---------   ------------    ---------

     Total temporarily
        impaired
        investment
        securities                 32    $     29,543   $      268   $     19,166   $      339  $      48,719   $      607
                                =====     ===========    =========    ===========    =========   ============    =========


     The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value is primarily related to fluctuations in the interest rate environment and not related to any company or industry specific event. At September 30, 2005 and September 30, 2004, there were approximately forty-six and thirty-two investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company has the intent and ability to hold these investments until maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of September 30, 2005 and 2004.

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE D - LOANS RECEIVABLE, NET

     Loans receivable are comprised of the following (in thousands):

                                                                                                  September 30,
                                                                                       -----------------------------------
                                                                                            2005                 2004
                                                                                       --------------      ---------------

       One-to-four family residential                                                  $      126,269      $       108,722
       Commercial real estate                                                                  57,366               19,935
       Construction                                                                            44,418                5,526

       Home equity lines of credit                                                             10,398                9,065
       Commercial business                                                                     17,413               27,698
       Other                                                                                   14,862               24,964
                                                                                         ------------        -------------

       Total loans receivable                                                                 270,726              195,910
       Deferred loan costs (fees)                                                                (280)                 (19)
       Allowance for loan losses                                                               (3,129)              (2,341)
                                                                                         -------------       -------------

       Total loans receivable, net                                                     $      267,317      $       193,550
                                                                                         =============       =============

     Certain directors and executive officers of the Bank have loans with the Bank. Such loans were made in the ordinary course of business at the Bank's normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers was approximately $2,967,000 and $2,324,000 at September 30, 2005 and 2004, respectively. Total principal additions were approximately $968,000, total principal repayments were $71,000, and $254,000 pertained to officers no longer with the Bank for the years ended September 30, 2005.

     At September 30, 2005 and 2004, the Bank was servicing loans for others amounting to approximately $12,698,000 and $3,032,000, respectively. Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $29,000 and $34,000 at September 30, 2005 and 2004, respectively.

     The following summarizes the activity in the allowance for loan losses (in thousands):

                                                                                  September 30,
                                                                       -----------------------------------
                                                                              2005               2004
                                                                       ---------------       -------------

       Balance, beginning of year                                      $         2,341       $       2,150
       Provision for loan loss charged to income                                   891                 202
       Charge-offs                                                                (103)                (11)
                                                                       ---------------       -------------

         Balance, end of year                                          $         3,129       $       2,341
                                                                       ===============       =============

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE D - LOANS RECEIVABLE, NET - Continued

     At September 30, 2005 and 2004 nonaccrual loans had a total principal balance of approximately $577,000 and $247,000, respectively. The amount of interest income not recognized on loans more than 90 days delinquent was approximately $26,000 and $17,000 for the years ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and 2004 there were no loans greater than 90 days past due on which the Bank continued to accrue interest income, and the Bank did not have any impaired loans. At September 30, 2005 and September 30, 2004, there were no commitments to lend additional funds to borrowers whose loans are classified as nonaccrual.

NOTE E - ACCRUED INTEREST RECEIVABLE

     The following is a summary of accrued interest receivable (in thousands):

                                                                                                     September 30,
                                                                                                 2005             2004
                                                                                             -----------      ------------

       Loans                                                                                 $     1,294      $        870
       Investment securities                                                                          94               195
       Mortgage-backed securities                                                                    168               209
                                                                                             -----------      ------------

                      Accrued interest receivable                                            $     1,556      $      1,274
                                                                                             ===========      ============

NOTE F - PREMISES AND EQUIPMENT

     Premises and equipment consist of the following (in thousands):

                                                                                                      September 30,
                                                                            Estimated        -----------------------------
                                                                           useful lives          2005              2004
                                                                           ------------      ------------     ------------

       Land                                                                 Indefinite       $     2,605      $        516
       Buildings and improvements                                           10-35 years           14,427             4,768
       Construction in progress                                             10-40 years            1,934                 -
       Furniture, fixtures and equipment                                     5-7 years             2,519             1,442
                                                                                             -----------      ------------
                                                                                                  21,485             6,726
       Less accumulated depreciation                                                              (2,022)           (2,496)
                                                                                             -----------      ------------

                                                                                             $    19,463      $      4,230
                                                                                             ===========      ============

     For the years ended September 30, 2005 and 2004, depreciation expense included in occupancy expense amounted to approximately $519,000 and $503,000, respectively.

     Variable Interest Entity
     ------------------------

     As the Bank was previously a non-public company, it was not required to comply with Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended by FIN 46-R for variable interest entities created prior to December 31, 2003. A nonpublic company was required to apply FIN 46 (R) to all entities that are subject to standard by the beginning of the first annual period beginning after December 15, 2004, which would have been October 1, 2005 for the Bank.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE F - PREMISES AND EQUIPMENT - Continued

     However, since the Bank as of January 23, 2006 completed its registration process to become a public company under the Small Business Issuers rules, as defined by the SEC, it is required to comply with FIN 46(R) by the end of the first annual period beginning after December 15, 2004, which would be September 30, 2005 for the Bank. For purposes of adopting FIN 46(R), the Bank has adopted this standard, as amended effective October 1, 2004.

     Upon adoption of FIN 46 and FIN 46(R), the Bank has performed an evaluation to identify any variable interests and to determine whether they are in variable interest entities. Management has identified one entity they believe to be a variable interest entity, because the Bank determined it was the primary beneficiary to this entity, and as such, is included in the Bank consolidated financial statements.

     The variable interest entity identified by the Bank is the borrower of two first mortgage loans secured by land and an office building, which the Bank currently leases as its main headquarters. The entity was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Bank would be the primary tenant. Aside from the information discussed above, the entity is independent of the Bank. The Bank has made loans to this entity during 2003 and 2004 to finance the purchase of the land and begin construction of the building. During the period of construction and to present time, the Bank has leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. Included in the lease agreement is an irrevocable purchase option allowing the Bank to purchase the land and building from this entity for the aggregated outstanding indebtedness. As of September 30, 2005, the Company has not exercised this purchase option.

     The Bank's consolidated financial statements as of and for the year ended September 30, 2005 include this entity's total assets and total liabilities of $15,972,000 and $2,497,000, respectfully. Total assets are comprised of land, building, and construction in progress. Total liabilities are comprised of a loan payable to another financial institution. The loan payable is equal to the amount participated by the Bank to another financial institution and was not eliminated in consolidation. The loan bears interest at Prime plus 1% and has a maturity date of March 1, 2006. All activities between the Bank and this entity have been eliminated in the consolidated financial statements.

NOTE G - DEPOSITS

     A summary of deposits by type of account follows (in thousands):

                                                                                                     September 30,
                                                                                             -----------------------------
                                                                                                 2005             2004
                                                                                             -----------      ------------

       Demand                                                                                $    14,566      $      9,925
       Passbook savings                                                                           52,326            49,550
       Money market passbook                                                                       1,254             2,206
       Club accounts                                                                                 239               229
       Regular NOW accounts                                                                       28,149            24,548
       Money market NOW accounts                                                                  30,499            25,164
       Certificates of deposit                                                                   126,165            89,487
       IRA                                                                                        24,892            22,865
                                                                                             -----------      ------------

                                                                                             $   278,090      $    223,974
                                                                                              ==========       ===========

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE G - DEPOSITS - Continued

     At September 30, 2005, certificates of deposit have contractual maturities as follows (in thousands):

       2006                                                                               $    99,709
       2007                                                                                    39,029
       2008                                                                                     7,939
       2009                                                                                     2,325
       2010                                                                                     2,055
                                                                                            ---------

                                                                                          $   151,057

    The aggregate amount of accounts with a minimum denomination of $100,000 was approximately $72,317 (in thousands) and $47,072 at September 30, 2005 and 2004, respectively.

NOTE H - BORROWINGS

     1.   Federal Home Loan Bank of New York Advances
          -------------------------------------------

     Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2005 and September 30, 2004 totaled approximately $21,072,000 and $25,402,000, respectively. The advances were collateralized by FHLBNY stock and otherwise unencumbered qualified assets. These advances had a weighted average interest rate of 4.44% and 3.08% for the years ended September 30, 2005 and 2004, respectively. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

     Long term FHLBNY advances as of September 30, 2005 mature as follows (in thousands):

       2006                                                                               $     1,951
       2007                                                                                     6,579
       2008                                                                                     1,022
       2009                                                                                     6,064
       2010                                                                                       456
       Thereafter                                                                               5,000
                                                                                          -----------

                                                                                          $    21,072

     Additionally, the Bank has established two short-term borrowing arrangements with the FHLBNY: (1) an Overnight Line of Credit and (2) a One-Month Overnight Repricing Line of Credit in the amount of $30,411,000 each. Each of the foregoing expire on July 31, 2006. As of September 30, 2005, the Bank had an aggregate balance of $17,800,000 outstanding under these short term arrangements. There was no outstanding borrowing under these arrangements as of September 30, 2004.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE H - BORROWINGS - Continued

     Information concerning these short-term arrangements with the FHLBNY are summarized as follows (in thousands, except percentages):

                                                                                             September 30,
                                                                                    -------------------------------
                                                                                        2005              2004
                                                                                    -------------    --------------

       Balance at end of period                                                     $      17,800    $            -
       Weighted average balance during the year                                             9,409             4,900
       Weighted average interest rate at end of year                                        4.11%              1.25%
       Maximum month-end balance during year                                               22,100            11,500
       Average interest rate during the year                                                2.85%              1.52%

     As of September 30, 2005, the Bank had the ability to borrow $82,500,000, including repurchase agreements from the FHLBNY, described below.

     2.   Securities Sold Under Reverse Repurchase Agreements
          ---------------------------------------------------

     Qualifying repurchase agreements are treated as financings and are reflected as liability in the consolidated balance sheet. At September 30, 2005 and 2004, the Bank had repurchase agreements of approximately $10,000,000 and $9,500,000, respectfully. These agreements are collateralized by securities underlying the agreements and are held in safekeeping with the FHLBNY. At September 30, 2005, the fair value of the collateral for these agreements totaled approximately $9,561,000.

     Outstanding securities sold under agreements to repurchase as of September 30, 2005 mature as follows (in thousands):


       2006                                                                               $     5,000
       2007                                                                                         -
       2008                                                                                     5,000
                                                                                                -----

                                                                                          $    10,000
                                                                                           ==========

     3.   Loans Payable
          -------------

     Loans payable to other financial institutions at September 30, 2005 and September 30, 2004 totaled approximately $2,497,000 and $0, respectively. The loan is a participant balance related to the variable interest entity identified by the Bank in Note F. The first mortgage loan is secured by land and an office building, which the Bank currently leases as its main headquarters. The loan bears interest at Prime plus 1% and has a maturity date of March 1, 2006.

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE I - INCOME TAXES

     The income tax provision is comprised of the following components (in thousands):

                                                                                                     September 30,
                                                                                             -----------------------------
                                                                                                 2005             2004
                                                                                             -----------      ------------

       Current                                                                               $       562      $          4
       Deferred                                                                                      389               253
                                                                                              ----------       -----------

                                                                                             $       951      $        257
                                                                                              ==========       ===========

     A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

                                                                                                Year ended September 30,
                                                                                             -----------------------------
                                                                                                 2005             2004
                                                                                             -----------      ------------

       Income tax at statutory rate                                                          $       854      $        295
       Increase (decrease) resulting from
          State income taxes, net of Federal
             income tax benefit                                                                      141                38
          Tax-exempt income, net                                                                     (55)              (87)
          Nondeductible expenses                                                                       9                 7
          Other, net                                                                                   2                 4
                                                                                              ----------       -----------

                  Total income tax provision                                                 $       951      $        257
                                                                                              ==========       ===========

     The major sources of temporary differences and their deferred tax effect as September 30, 2005 and 2004 are as follows:

                                                                                                     September 30,
                                                                                             -----------------------------
                                                                                                 2005             2004
                                                                                             -----------      ------------

       Non-qualified compensation plan                                                       $        38      $         50
       Accrued compensation                                                                            -                23
       Net unrealized holding losses on investment securities
          available for sale                                                                         246               131
       Unrealized loss, minimum pension liability                                                    178               140
       Deferred loan fees                                                                            108              (107)
       Discount accretion on loans                                                                  (101)             (103)
       Depreciation                                                                               (1,045)             (115)
       Pension                                                                                        19              (144)
       Allowance for loan losses                                                                     833               440
       Other                                                                                           -                20
       Net operating loss                                                                              -               177
                                                                                               ---------        ----------

                                    Net deferred tax asset, included in other assets          $      276       $       512
                                                                                               =========        ==========

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE I - INCOME TAXES - Continued

     Prior to 1996, savings banks that met certain definitions, tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, with limitations, a bad debt deduction computed as a percentage of taxable income before such deduction. Currently, the Bank employs the reserve method to account for bad debt.

     The Bank is not required to provide a deferred tax liability for its tax loss reserve as of December 31, 1987 (the Base Year). The amount of this reserve on which no deferred taxes have been provided is approximately $1,258,000. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank's retained earnings represented by this reserve is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation,
     (2) the Bank fails to meet the definitions, tests, or other conditions provided by the Internal Revenue Code for a qualified savings and loan association, or (3) there is a change in the Federal tax law. Deferred tax liabilities have been recorded for tax loss reserves in excess of book reserves recorded after the Base Year.

NOTE J - PENSION PLAN

     The Bank has a noncontributory defined benefit pension plan covering all eligible employees. The Bank's policy is to fund pension benefits as accrued. Plan assets are invested in six diversified investment funds of the Pentegra Retirement Trust (the Trust), a no load series open-ended mutual fund. The investment funds include four equity mutual funds, one bond mutual fund, and one money market fund each with its own investment objectives, investment strategies and risks, as detailed in the Trust's prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the Guidelines).

     The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

     The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

     The following table sets forth the plan's funded status and amounts recognized in the Bank's consolidated balance sheet at September 30, 2005 and 2004 (in thousands):

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE J - PENSION PLAN - Continued

                                                                                                 2005             2004
                                                                                             -----------      ------------

       Actuarial present value of benefit obligations                                        $     2,736      $      2,110
                                                                                              ==========       ===========

       Change in benefit obligation
          Projected benefit obligation, beginning                                            $     2,730      $      2,383
          Increase due to decrease in the discount rate                                              352                 -
          Service cost                                                                               153               125
          Interest cost                                                                              169               149
          Amendments                                                                                  86                 -
          Actuarial gain (loss)                                                                      (15)               81
          Annuity payments and lump sum distributions                                                (66)               (8)
                                                                                              ----------       -----------

              Projected benefit obligation, end                                              $     3,409      $      2,730
                                                                                              ==========       ===========


                                                                                                 2005             2004
                                                                                             -----------      ------------
          Change in plan assets
          Market value of assets, beginning                                                  $     1,890      $      1,536
          Actual return on plan assets                                                               226               129
          Employer contributions                                                                      48               233
          Annuity payments and lump sum distributions                                                (66)               (8)
                                                                                              ----------       -----------

              Market value of assets, end                                                          2,098             1,890
                                                                                              ----------       -----------

       Projected benefit obligation in excess of plan assets                                      (1,311)             (840)
       Unrecognized net obligation                                                                    50                54
       Unrecognized net losses                                                                     1,118               931
       Unrecognized prior service cost                                                               120                57
                                                                                              ----------       -----------

          (Accrued) prepaid pension costs                                                    $       (23)     $        202
                                                                                              ==========       ===========


     Net pension cost for the years ended September 30, 2005 and 2004, respectively, included the following components (in thousands):

                                                                                                 2005             2004
                                                                                             -----------      ------------

       Service cost benefits earned during the year                                          $       153      $        125
       Interest cost on projected benefit obligation                                                 169               149
       Expected return on plan assets                                                               (141)             (127)
       Amortization of transitional obligation                                                         3                 3
       Amortization of unrecognized loss                                                              66                63
       Amortization of unrecognized past service liability                                            23                14
                                                                                              ----------        ----------

         Net periodic pension cost                                                           $       273       $       227
                                                                                              ==========        ==========

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE J - PENSION PLAN - Continued

     For 2005 and 2004, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.50% and 3.25% and 6.125% and 3.25%, respectively. The expected long-term rate of return on assets was 7.50% for 2005 and 2004.

     Determination of Long-Term Rate-of-Return
     -----------------------------------------

     The long-term rate-of-return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be between 6.5% and 10.5%.

     Current Asset Allocation
     ------------------------

     The Bank's pension plan weighted-average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

                                                                                                 2005             2004
                                                                                             -----------      ------------

       Equity securities                                                                          55%               52%
       Debt securities (Bond Mutual Funds)                                                        42%               48%
       Other (Money Market Fund)                                                                   3%                0%
                                                                                              -------           -------

          Total                                                                                  100%              100%
                                                                                              =======           =======

     Expected Contributions
     ----------------------

     For the fiscal year ending September 30, 2006, the Bank expects to contribute approximately $132,000 to the Plan.

     Estimated Future Benefit Payments
     ---------------------------------

     The following benefit payments, which reflect approximate expected future service, as appropriate, are expected to be paid as follows (in thousands):


                 2006                                                                        $        36
                 2007                                                                                 46
                 2008                                                                                 65
                 2009                                                                                 84
                 2010                                                                                104
                 Years 2011-2015                                                                     953


                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE K - NONQUALIFIED COMPENSATION PLAN

     During 1996,  the Bank adopted a  Supplemental  Executive  Retirement  Plan
     (SERP) for the benefit of its officers. In addition, the Bank also adopted voluntary Deferred Income and Emeritus Plans on behalf of their directors and those directors elected by the Board as "Director Emeritus." The SERP provides the Bank with the opportunity to supplement the retirement income of selected officers to achieve equitable wage replacement at retirement while the Deferred Income Plan provides participating directors with an opportunity to defer all or a portion of their fees into a tax deferred accumulation account for future retirement. The Director Emeritus Plan enables the Bank to reward its directors for longevity of service in consideration of their availability and consultation at a sum equal to a fifteen year certain annuity based on fifty-percent of their directors' last years' Board fee. The SERP is based upon achieving retirement benefits equal to two percent multiplied by the number of service years multiplied by the final salary.

     In 2001, the Bank adopted a New Director Emeritus Plan (the New Plan), which supplemented the prior Director Emeritus Plans. Under the New Plan, the Directors will be entitled to a Benefit upon attainment of his/her benefit age. The Directors will receive an annual amount in monthly installments based on the his/her total Board and Committee fees in the twelve month prior to attainment of his/her benefit age. The amount will be 10% plus 2% for each year of service with a maximum of 50%, provided that the Director has served for at least five years with a maximum of 60%.

     The Bank funded the original plans through a modified endowment contract with a cash premium paid of $2,468,000 during fiscal 1996 and an additional cash premium of $800,000 during 2000. The New Plan was funded on August 1, 2001 with a cash premium paid of $845,000. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2005 and 2004, the Life Insurance Contracts have a cash surrender value of approximately $5,813,000 and $5,636,000, respectively.

    The Bank is recording benefit costs so that the cost of each participant's retirement benefits is being expensed and accrued over the participant's active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. As of September 30, 2005 and 2004, the Bank had accrued approximately $94,000 and $127,000, respectively, for benefits under these Plans.

NOTE L - 401(K) EMPLOYEE CONTRIBUTION PLAN

     The Bank has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Bank can make discretionary contributions. The Bank contributed approximately $81,000 and $76,000 to the plan for the years ended September 30, 2005 and 2004, respectively.

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE M - LEASE COMMITMENTS

     Approximate future minimum payments under non-cancelable operating leases are due as follows (in thousands):

       Period ending September 30,
       ---------------------------

                 2006                                                                        $       101
                 2007                                                                                116
                 2008                                                                                116
                 2009                                                                                116
                 2010                                                                                116
                 Thereafter                                                                          145
                                                                                               ---------

                                                                                             $       710
                                                                                               =========

     The total rental expense was approximately $887,000 and $333,000 for the years ended September 30, 2005 and 2004, respectively.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     At September 30, 2005 and 2004, the Bank had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans (in thousands).

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

                                                                                                     September 30,
                                                                                             -----------------------------
                                                                                                 2005             2004
                                                                                             -----------      ------------
       Financial instruments whose contract amounts
             represent credit risk
          Unused lines of credit                                                             $    29,687      $     18,190
          Fixed rate loan commitments                                                        $     1,983      $        763
          Variable rate loan commitments                                                     $     8,745      $     30,888

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

          Cash on hand and on deposit -- For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Investment securities -- For investment securities, fair values are based on quoted market prices.

          Loans -- Fair value for the loan portfolio is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

          For nonperforming loans, fair value is calculated by first reducing the carrying value by a reserve amount based on internal and regulatory loan classifications. Values are further adjusted according to recent appraised values on the individual properties. If recent appraisals are not available, a discount is applied depending on the date of the last appraisal performed on the property. The carrying value, which is net of reserves and valuation allowances, is therefore considered a reasonable estimate of fair value.

          The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated costs to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letter of credit are considered immaterial.

          Savings deposits -- The fair value of savings deposits with no stated maturity, such as money market deposit accounts, interest-bearing checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

          Accrued interest receivable and payable -- For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Federal Home Loan Bank of New York advances and Securities sold under reverse repurchase agreements -- The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Federal Home Loan Bank of New York for borrowings of similar maturity and terms.

          Loans payable- Carrying amount is a reasonable estimate of fair value, as this is a variable rate instrument.


                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004




NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    The carrying amounts and estimated fair values of the Bank's financial instruments at September 30, 2005 and 2004 are as follows (in thousands):

                                                                          2005                            2004
                                                              ----------------------------    ----------------------------
                                                                Carrying          Fair          Carrying          Fair
                                                                  value           value           value           value
                                                              ------------    ------------    ------------    ------------

       Financial assets
          Investment and mortgage-backed securities           $     54,871    $     54,455    $     73,786    $     74,028
          Loans, net of allowance for loan losses                  267,317         265,787         193,550         194,971
          Bank owned insurance policies                              5,813           5,813           5,636           5,636

       Financial liabilities
          Deposits
              Demand, NOW and money market savings                 127,033         127,033         111,730         111,730
              Certificates of deposit, other                       151,057         150,075         112,244         112,577
                                                               -----------     -----------     -----------     -----------

                 Total deposits                                    278,090         277,108         223,974         224,307
                                                               -----------     -----------     -----------     -----------

       Federal Home Loan Bank of New York
          Advances and securities sold under reverse
              repurchase agreements                           $     48,872    $     48,737    $     35,043    $     36,110

       Loans Payable                                          $      2,497    $      2,497    $          -    $          -
                                                               ===========     ===========     ===========     ===========


     The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

NOTE P - REGULATORY CAPITAL

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of this balance for the year ended September 30, 2005, was approximately $274,000.

     The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004


NOTE P - REGULATORY CAPITAL - Continued

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth (in thousands) the Bank's actual and required capital levels under those measures:

                                                                                                          To be well-
                                                                                                        capitalized under
                                                                                For capital             prompt corrective
                                                        Actual               adequacy purposes          action provisions
                                               ------------------------   -----------------------   -----------------------
                                                  Amount        Ratio        Amount        Ratio       Amount        Ratio
                                               ------------   ---------   -----------   ---------   ------------   --------

    As of September 30, 2005
       Total capital (to risk-weighted assets)    $  27,965     10.30%       $ 21,724     > 8.00%     $   27,155   > 10.00%
                                                                                          -                        -
       Tier I Capital (to risk-weighted assets)      24,837      9.15%         10,862     > 4.00%         16,293   >  6.00%
                                                                                          -                        -
       Tier I Capital (to average assets)            24,837      7.23%         10,305     > 3.00%         17,175   >  5.00%
                                                                                          -                        -

    As of September 30, 2004

       Total capital (to risk-weighted assets)    $  25,602     13.79%      $  14,849     > 8.00%     $   18,561   > 10.00%
                                                                                          -                        -
       Tier I Capital (to risk-weighted assets)      23,227     12.54%          7,424     > 4.00%         11,137   >  6.00%
                                                                                          -                        -
       Tier I Capital (to average assets)            23,227      8.36%          8,357     > 3.00%         13,929   >  5.00%
                                                                                          -                        -

     As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. At September 30, 2005, management believes that the Bank meets all capital adequacy requirements to which it is subject.

NOTE Q - REORGANIZATION

     On July 6, 2005, the Board of Directors of Magyar Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan pursuant to which the Bank proposed to reorganize from a New Jersey-chartered mutual savings bank into the mutual holding company structure pursuant to the laws of the State of New Jersey, the regulations of the Commissioner, the regulations of the FDIC, and other applicable federal laws and regulations.

     On January 23, 2006, the Company completed its Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding. A principal part of the Reorganization was (i) the formation of the Mutual Holding Company as a New Jersey-chartered mutual holding company, (ii) the formation of the Stock
     Holding Company as a capital stock corporation and a wholly-owned subsidiary of the Mutual Holding Company, and (iii) the conversion of the Bank to the Stock Bank, which is a New Jersey-chartered stock savings bank and a wholly-owned subsidiary of the Stock Holding Company as long as the Mutual Holding Company is in existence. The Mutual Holding Company will always own at least a majority of the Stock Holding Company's common stock so long as the Mutual Holding Company is in existence. The Reorganization was approved by the Commissioner, the FDIC, and the FRB.

                                   (Continued)

                                   MAGYAR BANK
              Notes to Consolidated Financial Statements- Continued
                           September 30, 2005 and 2004




NOTE Q - REORGANIZATION - Continued

     Concurrently with the Reorganization, the Stock Holding Company offered for sale 45.97% of its Common Stock in the Stock Offering on a priority basis to qualifying depositors and Tax-Qualified Employee Plans of the Bank. The Stock Offering was conducted in accordance with applicable federal and state laws and regulations. 3,200,450 shares of Common Stock of the Stock Holding Company were issued to the Company, and 2,618,550 shares of Common Stock of the Stock Holding Company were sold to depositors of the Bank at $10.00 per share (the "Stock Offering"). The gross offering proceeds were $26,185,500 and net proceeds are estimated to be approximately $24,818,000.

     As part of the Stock Offering and consistent with the Bank's ongoing commitment to remain an independent community-oriented savings bank, the Bank established a charitable foundation. The charitable foundation complements the Bank's existing community reinvestment and charitable activities in a manner that will allow the community to share in the growth and success of the Bank. Accordingly, concurrently with the completion of the Stock Offering, the Bank contributed 104,742 shares of Common Stock and $500,000 cash to the Magyar Bank Charitable Foundation.

     Management  has  not  presented  earnings  per  share  data  as it  is  not meaningful for the year ended September 30, 2005, as the Company did not complete its initial public offering until January 23, 2006. The Company did not have any shares outstanding in 2005, 2004, or 2003. Beginning with the quarter ended March 31, 2006, the Company will follow the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MAGYAR BANCORP, INC.



Date:      February 9, 2006           By:  /s/ Elizabeth E. Hance
      ---------------------------          ----------------------
                                           Elizabeth E. Hance
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                       Title                         Date
       ----------                       -----                         ----

/s/ Elizabeth E. Hance       President and Chief Executive      February 9, 2006
----------------------       Officer (Principal Executive
Elizabeth E. Hance           Officer)


/s/ Jon R. Ansari            Senior Vice President and Chief    February 8, 2006
-----------------            Financial Officer (Principal
Jon R. Ansari                Financial and Accounting Officer)


/s/ Joseph J. Lukacs, Jr.    Chairman of the Board              February 9, 2006
-------------------------
Joseph J. Lukacs, Jr.


/s/ Andrew Hodulik           Director                           February 9, 2006
------------------
Andrew Hodulik


                             Director                           __________, 2006
---------------------
Thomas Lankey


/s/ Martin A. Lukacs         Director                           February 8, 2006
--------------------
Martin A. Lukacs, D.M.D.


/s/ Salvatore J. Romano      Director                           February 9, 2006
-----------------------
Salvatore J. Romano, Ph.D.


                             Director                           __________, 2006
-----------------------
Edward C. Stokes, III


/s/ Joseph A. Yelencsics     Director                           February 8, 2006
------------------------
Joseph A. Yelencsics