Form 10QSB
period 2005-12-31
Magyar Bancorp, Inc.
filed 2006-02-14
CIK 1337068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-51726

                              MAGYAR BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            20-4154978
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

400 Somerset Street
New Brunswick, New Jersey                                        08901
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (732) 342-7600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                               Outstanding at February 14, 2006
Common Stock,  $0.01 Par Value                             5,923,742

          Transitional Small Business Disclosure Format YES [ ] NO [x]

                              MAGYAR BANCORP, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                          PART I. FINANCIAL INFORMATION


                                                                     Page Number

Item 1.     Financial Statements ..........................................    1
Item 2.     Management's Discussion and Analysis or Plan of Operation......   11
Item 3.     Controls and Procedures........................................   15

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..............................................   16
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....   16
Item 3.     Defaults Upon Senior Securities................................   16
Item 4.     Submission of Matters to a Vote of Security Holders............   16
Item 5.     Other Information..............................................   16
Item 6.     Exhibits.......................................................   16

Signature Page   ..........................................................   17


                                                        MAGYAR BANK
                                                CONSOLIDATED BALANCE SHEETS
                                          December 31, 2005 and September 30, 2005
                                                       (In Thousands)


                                                                                            December 31,     September 30,
                                                                                                2005             2005
                                                                                           --------------   --------------
                                                                                            (Unaudited)
                                ASSETS

Cash                                                                                       $        1,108   $          897
Interest bearing deposits with banks                                                               26,211            2,312
                                                                                           --------------   --------------

        Total cash and cash equivalents                                                            27,319            3,209

Investment securities - available for sale, at fair value                                          19,650           20,602

Investment securities - held to maturity, at cost (fair value of $31,478 and $33,853
  at December 31, 2005 and September 30, 2005, respectively)                                       32,075           34,269

Federal Home Loan Bank of New York stock, at cost                                                   1,793            2,444

Loans receivable, net of allowance for loan losses of $3,235 and $3,129 at
  December 31, 2005 and September 30, 2005, respectively                                          284,273          267,317

Bank owned life insurance                                                                           5,860            5,813

Accrued interest receivable                                                                         1,753            1,556

Premises and equipment, net                                                                        20,863           19,463

Other assets                                                                                        5,650            5,032
                                                                                           --------------   --------------

        Total assets                                                                       $      399,236   $      359,705
                                                                                           ==============   ==============

                LIABILITIES AND RETAINED EARNINGS

Liabilities
  Deposits                                                                                 $      335,761   $      278,090
  Escrowed funds                                                                                    1,269            1,195
  Federal Home Loan Bank of New York advances                                                      20,590           38,872
  Securities sold under agreements to repurchase                                                   10,000           10,000
  Loans payable                                                                                     2,497            2,497
  Accrued interest payable                                                                            836              496
  Accounts payable and other liabilities                                                            3,775            4,167
                                                                                           --------------   --------------

        Total liabilities                                                                         374,728          335,317
                                                                                           --------------   --------------

Retained earnings
  Retained earnings - substantially restricted                                                     25,162           24,996
  Accumulated other comprehensive loss, net                                                          (654)            (608)
                                                                                           --------------   --------------

        Total retained earnings                                                                    24,508           24,388
                                                                                           --------------   --------------

        Total liabilities and retained earnings                                            $      399,236   $      359,705
                                                                                           ==============   ==============


                                                        MAGYAR BANK
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the Three Months Ended December 31, 2005 and 2004
                                                       (In Thousands)


                                                                                                For the three months
                                                                                                  Ended December 31,
                                                                                                2005             2004
                                                                                           --------------   --------------
                                                                                                     (Unaudited)
Interest and dividend income
  Loans, including fees                                                                    $        4,575   $        2,655
  Investment securities                                                                               510              671
  Federal Home Loan Bank of New York stock                                                             33               12
                                                                                           --------------   --------------

        Total interest and dividend income                                                          5,118            3,338
                                                                                           --------------   --------------

Interest expense
  Deposits                                                                                          1,706              876
  Borrowed money                                                                                      564              295
                                                                                           --------------   --------------

        Total interest expense                                                                      2,270            1,171
                                                                                           --------------   --------------

Net interest and dividend income                                                                    2,848            2,167

Provision for loan losses                                                                             120               50
                                                                                           --------------   --------------

        Net interest and dividend income after provision
          for loan losses                                                                           2,728            2,117
                                                                                           --------------   --------------

Other income
  Service charges                                                                                     182              148
  Other operating income                                                                               53               64
  Gains on the sale of real property                                                                    -                4

        Total other income                                                                            235              216
                                                                                           --------------   --------------

Other expenses
  Compensation and employee benefits                                                                1,377            1,307
  Occupancy expenses                                                                                  468              282
  Advertising                                                                                         105               70
  Professional fees                                                                                   142                7
  Federal insurance premiums and assessments                                                            9                8
  Service fees                                                                                        101               91
  Directors fees                                                                                      178              568
  Other expenses                                                                                      335              266
                                                                                           --------------   --------------

        Total other expenses                                                                        2,715            2,599
                                                                                           --------------   --------------

Income (loss) before income tax (benefit)                                                             248             (266)

Income tax expense (benefit)                                                                           82             (118)
                                                                                           --------------   --------------

        Net income (loss)                                                                  $          166   $         (148)
                                                                                           ==============   ==============


                                                          MAGYAR BANK
                                          CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                     For the Three Months Ended December 31, 2005 and 2004
                                                        (In Thousands)


                                                                             Accumulated
                                                                                other
                                                             Retained       comprehensive      Comprehensive
                                                             Earnings           Loss              Income             Total
                                                           ------------    ---------------    ---------------     -----------
Balance, September 30, 2004                                $     23,436    $          (324)                       $    23,112

  Net loss for the three months ended                              (148)                 -    $          (148)           (148)
    December 31, 2004 (unaudited)
  Other comprehensive loss, net of
    reclassification adjustments and taxes
    (unaudited)                                                       -                (65)               (65)            (65)
                                                           ------------    ---------------    ---------------     -----------

Total comprehensive loss (unaudited)                                                          $          (213)
                                                                                              ===============

Balance, December 31, 2004 (unaudited)                     $     23,288    $          (389)                            22,899
                                                           ============    ===============                        ===========

Balance, September 30, 2005                                $     24,996    $          (608)                       $    24,388

  Net income for the three months ended
    December 31, 2005 (unaudited)                                   166                  -    $           166             166
  Other comprehensive loss, net of
    reclassification adjustments and taxes
    (unaudited)                                                       -                (46)               (46)            (46)
                                                           ------------    ---------------    ---------------     -----------

Total comprehensive income (unaudited)                                                        $           120
                                                                                              ===============

Balance, December 31, 2005 (unaudited)                     $     25,162    $          (654)                            24,508
                                                           ============    ===============                        ===========


                                                        MAGYAR BANK
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   For the Three Months Ended December 31, 2005 and 2004
                                                       (In Thousands)


                                                                                                For the three months
                                                                                                  Ended December 31,
                                                                                           -------------------------------
                                                                                                2005             2004
                                                                                           --------------   --------------
                                                                                                     (Unaudited)
Operating activities
  Net income (loss)                                                                        $          166   $         (148)
  Adjustment to reconcile net income (loss) to net cash used in operating activities:
    Depreciation expense                                                                              233              128
    Premium amortization on investment and mortgage-backed securities, net                             44               45
    Gains on sale of premises and equipment                                                             -               (4)
    Provision for loan losses                                                                         120               50
    Deferred income tax (benefit)                                                                       -              772
    (Increase) decrease in accrued interest receivable                                               (196)             142
    Increase in bank owned life insurance                                                             (48)             (59)
    (Increase) decrease in other assets                                                              (587)              78
    Increase in accrued interest payable                                                              340               18
    Decrease in other liabilities                                                                    (308)          (1,088)
                                                                                           --------------   --------------

        Net cash used in operating activities                                                        (236)             (66)
                                                                                           --------------   --------------

Investing activities
  Net increase in loans receivable                                                                (17,075)         (12,698)
  Purchases of investment securities held to maturity                                                   -           (2,015)
  Proceeds from maturities/calls of investment securities held to maturity                              -            3,000
  Proceeds from maturities/calls of investment securities available for sale                            -            2,002
  Principal repayments on investment securities held to maturity                                    2,172            1,851
  Principal repayments on investment securities available for sale                                    851            1,384
  Purchases of premises and equipment                                                              (1,633)             (69)
  Net proceeds on sale of premises and equipment                                                        -               96
  Redemption of Federal Home Loan Bank of New York stock                                              651               66
                                                                                           --------------   --------------

        Net cash used in investing activities                                                     (15,034)          (6,383)
                                                                                           --------------   --------------

Financing activities
  Net increase (decrease) in deposits                                                              16,342           10,977
  Increase in stock escrow funds                                                                   41,329                -
  Net increase (decrease) in escrowed funds                                                            (9)              36
  Gross repayments from long-term Federal Home Loan Bank of New York advances                        (482)            (297)
  Repayments of short-term Federal Home Loan Bank of New York advances                            (17,800)          (4,000)
                                                                                           --------------   --------------

        Net cash provided by financing activities                                                  39,380            6,716
                                                                                           --------------   --------------

        Net decrease in cash and cash equivalents                                                  24,110              267

Cash and cash equivalents, beginning of year                                                        3,209            4,975
                                                                                           --------------   --------------

Cash and cash equivalents, end of period                                                   $       27,319   $        5,242
                                                                                           ==============   ==============

Supplemental disclosures of cash flow information
  Cash paid for
    Interest                                                                               $        1,880   $        1,152
     Income taxes                                                                          $            -   $            -

                                   MAGYAR BANK
                   Notes to Consolidated Financial Statements
          December 31, 2005 and 2004 (unaudited) and September 30, 2005


NOTE A - ORGANIZATION

        On January 23, 2006, Magyar Bank (the "Bank") completed a reorganization involving a series of transactions by which our corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered mid-tier stock holding company (the "Company"). Magyar Bancorp, Inc. owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

        As a result of the reorganization and stock offering, Magyar Bancorp, MHC, owns 3,200,450 shares, or 54.03%, of the outstanding shares of common stock of Magyar Bancorp, Inc. The remaining 2,723,292 shares, or 45.97%, are held by public stockholders, including a charitable foundation organized by the Bank. The gross offering proceeds from the sale were $26,185,500 and the net proceeds are estimated at $24,818,000. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

        Magyar Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank's administrative offices are located in New Brunswick, New Jersey. The Bank has three branch offices which are located in New Brunswick (main branch), North Brunswick and South Brunswick, New Jersey. The Bank's savings deposits are insured by the FDIC through the Savings Association Insurance Fund (SAIF). Also, the Bank is a member of the Federal Home Loan Bank of New York.

        Magyar Service Corporation, a New Jersey corporation, is a wholly owned, non-bank subsidiary of Magyar Bank. Magyar Service Corporation, which also operates under the name Magyar Financial Services, receives commissions from annuity and life insurance sales referred to a licensed, non-bank financial planner.

NOTE B - BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the Bank and Magyar Service Corporation, and the variable interest entity, Hungaria Urban Renewal, LLC, see Note I. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the three months ended December 31, 2005 and 2004 (unaudited) are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of


                                   (Continued)

                                   MAGYAR BANK
                   Notes to Consolidated Financial Statements
          December 31, 2005 and 2004 (unaudited) and September 30, 2005


NOTE B - BASIS OF PRESENTATION - Continued

        contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

NOTE C - CONTINGENCIES

        The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

        Management has not presented earnings per share data as it is not meaningful for the period ended December 31, 2005, as the Company did not complete its initial public offering until January 23, 2006. The Company did not have any shares outstanding in 2005, 2004, or 2003. Beginning with the quarter ending March 31, 2006, the Company will follow the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

NOTE E - COMPREHENSIVE INCOME

        SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period.

        The income tax effects allocated to comprehensive (loss) are as follows (in thousands):

                                                      Three Months Ended                      Three Months Ended
                                                      ------------------                      ------------------
                                                      December 31, 2005                       December 31, 2004
                                                      -----------------                       -----------------
                                                         (Unaudited)                             (Unaudited)

                                                                       Net of                                 Net of
                                           Before tax      Tax          tax       Before tax      Tax          tax
                                             Amount      Expense       Amount       Amount      Expense       Amount
                                           ----------  -----------   ----------   ----------  -----------   ----------
        Unrealized losses on securities
           Unrealized holding losses
               arising during period       $     (79)  $       33    $     (46)   $    (112)  $       47    $     (65)

           Less reclassification
               adjustment for gains
               realized in net income              -            -            -            -            -            -

           Minimum pension liability               -            -            -            -            -            -
                                           ----------  -----------   ----------   ----------  -----------   ----------

         Other comprehensive loss, net     $     (79)  $       33    $     (46)   $    (112)  $       47    $     (65)
                                           ==========  ===========   ==========   ==========  ===========   ==========

                                   MAGYAR BANK
                   Notes to Consolidated Financial Statements
          December 31, 2005 and 2004 (unaudited) and September 30, 2005


NOTE F - INVESTMENT SECURITIES

        The following table sets forth the composition of our securities portfolio at December 31, 2005 and September 30, 2005 (in thousands):

                                                                December 31, 2005               September 30, 2005
                                                            -------------------------       -------------------------
                                                                  (Unaudited)

                                                             Amortized        Fair           Amortized        Fair
                                                               Cost          Value             Cost          Value
                                                            -----------   -----------       -----------   -----------
        Available for sale
           U.S. government and agency obligations           $     4,000   $     3,889       $     4,000   $     3,894
           Equity securities                                        142           142               142           142
           Mortgage-backed securities                            16,174        15,619            17,047        16,566
                                                            -----------   -----------       -----------   -----------

                  Total                                     $    20,316   $    19,650       $    21,189   $    20,602
                                                            ===========   ===========       ===========   ===========

        Held to maturity
           U.S. government and agency obligations           $     4,311   $     4,252       $     4,313   $     4,266
           Corporate notes                                        2,000         2,003             2,001         2,015
           Mortgage-backed securities                            25,764        25,111            27,955        27,572
                                                            -----------   -----------       -----------   -----------

                  Total                                     $    32,075   $    31,366       $    34,269   $    33,853
                                                            ===========   ===========       ===========   ===========

NOTE G - LOANS

        Loans receivable at December 31, 2005 and September 30, 2005 were comprised of the following (in thousands):

                                                            December 31,     September 30,
                                                               2005              2005
                                                          ---------------   ---------------
                                                            (unaudited)
        One-to-four family residential                    $       130,998   $       126,269
        Commercial real estate                                     59,515            57,366
        Construction                                               54,416            44,418

        Home equity lines of credit                                10,069            10,398
        Commercial business                                        17,648            17,413
        Other                                                      15,179            14,862
                                                          ---------------   ---------------

        Total loans receivable                                    287,825           270,726
        Deferred loan costs (fees)                                   (317)             (280)
        Allowance for loan losses                                  (3,235)           (3,129)
                                                          ---------------   ---------------

        Total loans receivable, net                       $       284,273   $       267,317
                                                          ===============   ===============

        At December 31, 2005 and September 30, 2005 non-accrual loans had a total principal balance of approximately $792,000 and $577,000, respectively.

                                   MAGYAR BANK
                   Notes to Consolidated Financial Statements
          December 31, 2005 and 2004 (unaudited) and September 30, 2005


NOTE H - DEPOSITS

        A summary of deposits by type of account follows (in thousands):

                                                        At December 31, 2005    At September 30, 2005
                                                        --------------------    ---------------------
                                                            (unaudited)
        Demand                                            $        16,464          $        14,566
        Passbook savings                                           97,094                   53,819
        Regular NOW accounts                                       31,081                   28,149
        Money market NOW accounts                                  31,066                   30,499
        Certificates of deposit                                   135,476                  126,165
        IRA                                                        24,580                   24,892
                                                          ---------------          ---------------

                                                          $       335,761          $       278,090
                                                          ===============          ===============

        Included with the passbook savings at December 31, 2005 was $41,329,000 in orders for the Company's subsequent stock issuance, which closed on January 23, 2006. The offering was oversubscribed and approximately $15,143,000 of the funds on hand at December 31, 2005 was returned to investors on the date of closing.

NOTE I - PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following (in thousands):

                                                      Estimated          December 31,     September 30,
                                                    useful lives             2005             2005
                                                    ------------       ---------------   ---------------
                                                                         (unaudited)
        Land                                         Indefinite        $         2,605   $         2,605
        Buildings and improvements                   10-40 years                15,657            14,427
        Construction in progress                     10-40 years                 2,139             1,934
        Furniture, fixtures and equipment             5-7 years                  2,717             2,519
                                                                       ---------------   ---------------
                                                                                23,118            21,485
        Less accumulated depreciation                                           (2,255)           (2,022)
                                                                       ---------------   ---------------

                                                                       $        20,863   $        19,463
                                                                       ===============   ===============

        For the three months ended December 31, 2005 and 2004, depreciation expense included in occupancy expense amounted to approximately $233,000 and $128,000, respectively.

        VARIABLE INTEREST ENTITY

        The Bank has performed an evaluation to identify any variable interests and to determine whether they are in variable interest entities, as defined by Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and its subsequent amendment, FIN 46-R. Management has identified one entity that is believed to be a variable interest entity, because the Bank determined it was the primary beneficiary to this entity; as such, the variable interest entity is included in the Bank's consolidated financial statements beginning October 1, 2004.


                                   (Continued)

                                   MAGYAR BANK
                   Notes to Consolidated Financial Statements
          December 31, 2005 and 2004 (unaudited) and September 30, 2005


NOTE I - PREMISES AND EQUIPMENT - Continued

        The variable interest entity identified by the Bank is the borrower of two first mortgage loans secured by land and an office building, which the Bank currently leases as its main headquarters. The entity was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Bank would be the primary tenant. Aside from the information discussed above, the entity is independent of the Bank. The Bank has made loans to this entity during 2003 and 2004 to finance the purchase of the land and begin construction of the building. During the period of construction and to the present time, the Bank has leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. Included in the lease agreement is an irrevocable purchase option allowing the Bank to purchase the land and building from this entity for the aggregated outstanding indebtedness. As of December 31, 2005, the Company has not exercised this purchase option.

        The Bank's consolidated financial statements as of December 31, 2005 and September 30, 2005 included this entity's total assets of $17,345,000 and $15,972,000 and total liabilities of $2,497,000 and $2,497,000, respectively. Total assets are comprised of land, building, and construction in progress. Total liabilities are comprised of a loan payable to another financial institution. The loan payable is equal to the amount participated by the Bank to another financial institution and was not eliminated in consolidation. The loan bears interest at Prime plus 1% and has a maturity date of March 1, 2006. All activities between the Bank and this entity have been eliminated on the consolidated financial statements for all periods presented.

NOTE J - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

                                                             December 31,     September 30,
                                                                2005              2005
                                                           ---------------   ---------------
                                                             (unaudited)
        Financial instruments whose contract amounts
              represent credit risk (in thousands):
           Unused lines of credit                          $        24,947   $       29,687
           Fixed rate loan commitments                     $         3,814   $        1,983
           Variable rate loan commitments                  $        14,096   $        8,745
           Letters of Credit                               $           228   $          202

                                   MAGYAR BANK
                   Notes to Consolidated Financial Statements
          December 31, 2005 and 2004 (unaudited) and September 30, 2005


NOTE K - PENSION PLAN

        Net pension cost for the three months ended December 31, 2005 and 2004, respectively, included the following components (in thousands):

                                                                         DECEMBER 31,
                                                              ---------------------------------
                                                                   2005              2004
                                                              ---------------   ---------------
                                                                         (Unaudited)
        Service cost benefits earned during the year          $            43   $            38
        Interest cost on projected benefit obligation                      48                42
        Expected return on plan assets                                    (41)              (35)
        Amortization of transitional obligation                             1                 1
        Amortization of unrecognized loss                                  18                17
        Amortization of unrecognized past service liability                 7                 6
                                                              ---------------   ---------------

               Total                                          $            76   $            69
                                                              ===============   ===============

        The employer contribution made for the three months ended December 31, 2005 and 2004 was $156,000 and $0, respectively. On January 26, 2006, the Board of Directors voted to freeze future benefits payable under the pension plan. Management is in the process of determining the financial impact of this action.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

        When used in this filing and in future filings by Magyar Bancorp, Inc. with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements." Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Magyar Bancorp, Inc.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Magyar Bancorp, Inc.'s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

        Magyar Bancorp, Inc. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect Magyar Bancorp, Inc.'s financial performance and could cause Magyar Bancorp, Inc.'s actual results for future periods to differ materially from those anticipated or projected.

        Magyar Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND SEPTEMBER 30, 2005

        Total assets increased $39.5 million, or 11.0%, to $399.2 million at December 31, 2005 from $359.7 million at September 30, 2005, represented by significant growth in net loans, a substantial increase in interest earning cash equivalents and a reduction in short term FHLB advances. The increase in assets was funded by increased deposits during the subscription period related to the sale of shares of common stock of Magyar Bancorp, Inc. in connection with the reorganization of Magyar Bank into the mutual holding company form of ownership.

        Net loans increased $17.0 million, or 6.3%, to $284.3 million at December 31, 2005 from $267.3 million at September 30, 2005. During the quarter ended December 31, 2005, construction loans lead the increase in net loans with growth of 22.5% or $10.0 million to $54.4 million from $44.4 at September 30, 2005. Commercial real estate loans increased $2.1 million, or 3.7%, and one-to-four family mortgage loans increased $4.7 million, or 3.7%, during the period to $59.5 million and $131.0 million, respectively.

        At December 31, 2005, the significant loan categories in terms of the percent of net loans were 46.1% in one-to-four family residential mortgage loans, 20.9% in commercial real estate and 19.1% in construction loans.

        Securities available-for-sale and securities held-to-maturity decreased $1.0 million, or 4.6%, and $2.2 million, or 6.4%, respectively, reflecting primarily principal repayments and prepayments of mortgage-backed securities and maturities of federal agency obligations. The decrease also reflected the deployment of investment security proceeds into new higher-yielding loans.

        Total cash and cash equivalents increased $24.1 million, or 751.3%, to $27.3 million at December 31, 2005 from $3.2 million at September 30, 2005. The increase was due primarily to the processing of subscription orders for shares of common stock of Magyar Bancorp, Inc. and the temporary deployment of these funds into our interest bearing account at the Federal Home Loan Bank of New York (FHLBNY). Our holdings of stock in the FHLBNY decreased $651,000, or 26.6%, to $1.8 million at December 31, 2005 from $2.4 million at September 30, 2005. The reduction in FHLBNY stock during the period was the direct result of the decrease of $18.3 million in borrowings from the Federal Home Loan Bank from $38.9 million at September 30, 2005 to $20.6 million at December 31, 2005. As mentioned above, the decrease in the balance of FHLB advances was the result of temporary deployment of the subscription orders for the stock offering.

        Total deposits increased $57.7 million, or 20.7%, to $335.8 million at December 31, 2005. The increase was primarily the result of temporary deposits of $41.3 million in orders to purchase shares of Magyar Bancorp, Inc. common stock and $16.4 million in other deposit growth. At the closing of the offering in January 2006, subscription funds were moved out of deposits and became part of stockholders' equity. The excess subscriptions received for shares above the maximum issue amount were returned to the subscribers. The significant increase in other deposit growth of $16.4 million for the three months ended December 31, 2005 was approximately $9.3 million in time deposits.

        Total retained earnings increased $120,000 to $24.5 million at December 31, 2005 from $24.4 million at September 30, 2005. The increase reflected net income of $166,000 for the three months ended December 31, 2005, which was partially offset by a $46,000 increase in our other comprehensive losses due to unrealized losses on securities available for sale at December 31, 2005. The other comprehensive losses due to unrealized losses on securities available for sale related to increases in interest rates since the securities were purchased. Management has concluded that none of the securities have impairments that are other than temporary.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

        NET INCOME. Net income increased to $166,000 for the three months ended December 31, 2005 from a loss of $148,000 for the prior year period. The loss of $148,000 for the three months ended December 31, 2004 resulted primarily from the increased compensation and employee benefits expense related to severance payments for departing senior executives, including the retirement of our former Chief Executive Officer in December 2004.

        NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income increased $681,000 or 31.4%, to $2.8 million for the three months ended December 31, 2005 from $2.2 million for the three months ended December 31, 2004. Total interest and dividend income increased $1.8 million to $5.1 million for the three month period ended December 31, 2005 while total interest expense increased $1.1 million to $2.3 million for the same three month period. In addition, our interest rate spread improved to 3.28% from 3.14%.

        INTEREST INCOME. The increase in interest income of $1.8 million, or 53.3%, to $5.1 million for the three months ended December 31, 2005 was primarily due to an increase in the average balance of interest-earning assets of $70.3 million to $335.7 million from $265.3 million, as well as an improvement in the average yield on such assets to 6.10% from 5.03%. Interest earned on loans increased to $4.6 million for the three months ended December 31, 2005 from $2.7 million for the prior year period, reflecting an $84.0 million, or 43.4%, increase in the average balance of loans as well as a 111 basis point increase in the average yield on such loans to 6.59% from 5.48%. The improved yield on loans reflected the higher balance of higher-yielding commercial real estate and construction loans, as well as an overall higher interest rate environment. Interest earned on our taxable investment securities, which includes Federal Home Loan Bank of New York stock, decreased $144,000, or 21.3%, due to a $16.3 million, or 23.7%, decrease in the average balance of such securities, which more than offset a 13 basis point increase in the average yield on such securities to 4.05% from 3.92%. The decreased average balance of our investment securities reflected the deployment of proceeds from prepayments or repayments into higher-yielding loans.

        INTEREST EXPENSE. Interest expense increased $1.1 million, or 93.9%, to $2.3 million for the three months ended December 31, 2005 from $1.2 million for the three months ended December 31, 2004. The increase in interest expense was primarily due to a $75.1 million, or 30.4%, increase in the average balance of interest-bearing liabilities to $322.4 million from $247.3 million. In addition, the average cost of such liabilities increased to 2.82% from 1.89%. The average balance of interest bearing deposits increased to $273.6 million from $219.1 million. In addition, the average cost of such deposits increased to 2.49% from 1.60%. This resulted in an increase in interest paid on deposits from $876,000 to $1.7 million for the three months ended December 31, 2005 compared to the same period last year. Interest paid on Federal Home Loan Bank advances increased to $514,000 for the three months ended December 31, 2005 from $295,000 for the prior year period, reflecting an increase in the average balance of such advances to $46.3 million from $28.2 million. We have increased the use of such advances to match fund loans, particularly when such advances are available at attractive rates. The average cost of Federal Home Loan Bank advances increased to 4.44% for the three months ended December 31, 2005 from 4.19% for the prior year period.

        PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $120,000 for the three months ended December 31, 2005 compared to a $50,000 provision for the prior year period. The increase in the provision in 2005 as compared to 2004 was due primarily to the overall growth of the loan portfolio and specifically the increase in the proportion of construction and commercial real estate loans in our portfolio. The allowance for loan losses was $3.2 million, or 1.1% of gross loans outstanding at December 31, 2005, as compared to $2.4 million, or 1.1% of gross loans outstanding at December 31, 2004.

        Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. Historically, our loan portfolio has consisted primarily of one-to four-family residential mortgage loans. However, our current business plan calls for increases in construction, commercial real estate and commercial business loans.

As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous construction, commercial real estate and commercial business loans may result in larger additions to the allowance for loan losses in future periods.

        Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Federal Deposit Insurance Corporation, as an integral part of its examination process, will periodically review our allowance for loan losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

        NON-INTEREST INCOME. Non-interest income increased to $235,000 for the three months ended December 31, 2005 from $216,000 for the three months ended December 31, 2004. The increase reflected an increase in service charges in the 2005 period partially offset by a smaller increase in the cash surrender value of Magyar Bank's bank owned life insurance for the three months ended December 31, 2005 compared to the earlier three month period, due principally to lower market interest rates in 2005.

        NON-INTEREST EXPENSE. Non-interest expense increased to $2.7 million for the three months ended December 31, 2005 from $2.6 million for the three months ended December 31, 2004. Compensation and employee benefits rose to $1.4 million from $1.3 million. The expense in 2005 reflected the addition of several senior positions, including a new construction loan officer and a new commercial loan officer, as we increased our capacity to originate construction and commercial loans. In addition, we increased staffing in the administrative area, including a new marketing officer, a new human resources officer and a new CRA/community development officer. We expect the addition of these positions will enable us to administer higher balances of loans and deposits after the infusion of capital resulting from the stock offering. The compensation and employee benefits expense for 2004 included severance payments for departing senior executives, including the retirement of our former Chief Executive Officer in December 2004. The higher non-interest expense also was due to higher occupancy expenses, which increased to $468,000 for the three months ended December 31, 2005 from $282,000 for the prior year period. The increase primarily reflected expenses related to the operation of our current headquarters office. Professional fees increased to $142,000 for the three months ended December 31, 2005 from $7,000 for the same period last year primarily due to a refund of $76,000 for services related to a data processing conversion completed in June of 2004. Director fee expense declined $390,000 to $178,000 for the three months ended December 31, 2005 compared to $568,000 for the same period last year. The decrease reflected the one-time expense incurred in 2004 to record the present value of the future director benefits related to the retirement of our former Director and Chief Executive Officer.

        INCOME TAX EXPENSE. Income taxes increased from a tax benefit of ($118,000) to a tax expense of $82,000, due primarily to higher income before taxes for the three months ended December 31, 2005 compared to December 31, 2004. The effective tax rate was 33.1% and 44.4% for the three month periods ended December 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company's short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three-month period ended December 31, 2005 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2005, the Company had commitments outstanding under letters of credit of $0.2 million, commitments to originate loans of $17.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $24.9 million. There has been no material change during the three months ended December 31, 2005 in any of the Company's other contractual obligations or commitments to make future payments.

CAPITAL REQUIREMENTS

The Bank was in compliance with all of its capital requirements as of December 31, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

The Company's market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company's current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. Management of the Company believes that there has not been a material adverse change in market risk during the three months ended December 31, 2005.

ITEM 3 - Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company sold no shares within the past three years that were not registered under the Securities Act. The Company completed its stock offering in a registered offering on January 23, 2006, raising $26.2 million in gross proceeds and $24.8 million in net proceeds after deducting an estimated $1.4 million in expenses. The Company issued a total of 2,618,550 shares of its common stock to public shareholders, 3,200,450 shares of its common stock to its parent, Magyar Bancorp, MHC and 104,742 shares of its common stock to its charitable foundation. Ryan Beck & Co, Inc. was the selling agent for the offering. The offering proceeds have been invested on a short-term basis in liquid investments, namely, FHLB overnight investments. On a longer term basis, the Company anticipates deploying a portion of the offering proceeds in longer-term securities and new loans, although no assurance can be given that the Company will be able to effectively deploy the offering proceeds.

         The Company's registration statement (File No. 333-128392) was declared effective by the SEC on November 14, 2005. The Company registered 2,723,292 shares of its common stock for an aggregate price on the offering amount registered of $27,232,920.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS

         a.       Exhibits

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MAGYAR BANCORP, INC.
                                (Registrant)




Date:   February 14, 2006      /s/ Elizabeth E. Hance
                               -------------------------------------------------
                               Elizabeth E. Hance
                               President and Chief Executive Officer


Date:   February 14, 2006      /s/ Jon R. Ansari
                               -------------------------------------------------
                               Jon R. Ansari
                               Senior Vice President and Chief Financial Officer