Form 10QSB
period 2006-03-31
Magyar Bancorp, Inc.
filed 2006-05-15
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2006
Common Stock, $0.01 Par Value	5,923,742

Transitional Small Business Disclosure Format YES ☐  NO ☒

MAGYAR BANCORP, INC.

Form 10-QSB Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	September 30,
	2006	2005
	(Unaudited)
ASSETS

Cash	$798	$897
Interest bearing deposits with banks	3,197	2,312
Total cash and cash equivalents	3,995	3,209

Investment securities - available for sale, at fair value	19,549	20,602
Investment securities - held to maturity, at cost (fair value of $27,982 and $33,853
at March 31, 2006 and September 30, 2005, respectively)	28,762	34,269
Federal Home Loan Bank of New York stock, at cost	1,829	2,444
Loans receivable, net of allowance for loan losses of $3,474 and $3,129 at
March 31, 2006 and September 30, 2005, respectively	303,392	267,317
Bank owned life insurance	9,488	5,813
Accrued interest receivable	1,860	1,556
Premises and equipment, net	21,002	19,463
Other assets	1,024	5,032

Total assets	$390,901	$359,705

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$305,725	$278,090
Escrowed funds	1,287	1,195
Federal Home Loan Bank of New York advances	26,404	38,872
Securities sold under agreements to repurchase	5,000	10,000
Loans payable	-	2,497
Accrued interest payable	1,028	496
Accounts payable and other liabilities	4,405	4,167

Total liabilities	343,849	335,317

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; no shares issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued	-	-
at March 31, 2006, no shares issued at September 30, 2005.	59	-
Additional paid-in capital	25,773	-
Unearned shares held by Employee Stock Ownership Plan	(2,248)	-
Retained earnings - substantially restricted	24,489	24,996
Accumulated other comprehensive loss, net	(1,021)	(608)

Total stockholders' equity	47,052	24,388

Total liabilities and stockholders' equity	$390,901	$359,705

See accompanying notes to consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	For the three months		For the six months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Interest and dividend income
Loans, including fees	$5,069	$2,929	$9,643	$5,585
Investment securities	555	641	1,065	1,312
Federal Home Loan Bank of New York stock	22	15	55	27

Total interest and dividend income	5,646	3,585	10,763	6,924

Interest expense
Deposits	1,921	941	3,628	1,817
Borrowed money	371	348	935	642

Total interest expense	2,292	1,289	4,563	2,459

Net interest and dividend income	3,354	2,296	6,200	4,465

Provision for loan losses	240	94	360	144

Net interest and dividend income after provision
for loan losses	3,114	2,202	5,840	4,321

Other income
Service charges	183	114	366	262
Other operating income	85	34	138	98
Gains on the sale of real property	-	-	-	4

Total other income	268	148	504	364

Other expenses
Compensation and employee benefits	1,625	1,184	3,002	2,491
Occupancy expenses	443	299	911	582
Advertising	100	52	205	122
Professional fees	196	114	338	121
Federal insurance premiums and assessments	9	8	18	16
Service fees	116	92	216	183
Directors fees	180	159	358	727
Contribution to charitable foundation	1,547	-	1,547	-
Other expenses	326	283	661	549

Total other expenses	4,542	2,191	7,256	4,791

Income (loss) before income tax (benefit)	(1,160)	159	(912)	(106)

Income tax expense (benefit)	(487)	53	(405)	(64)

Net income (loss)	$(673)	$106	$(507)	$(42)

See accompanying notes to consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended March 31, 2006 and 2005 (Unaudited)
(In Thousands, Except for Shares Issued)

						Accumulated
	Common Stock		Additional			other
	Shares	Par	Paid-In	Unearned	Retained	comprehensive
	Issued	Value	Capital	ESOP Shares	earnings	loss	Total

Balance, September 30, 2004	-	$-	$-	$-	$23,436	$(324)	$23,112

Net loss for the six months ended March 31, 2005	-	-	-	-	(42)	-	(42)
Other comprehensive loss, net of reclassification
adjustments and taxes	-	-	-	-	-	(244)	(244)

Total comprehensive loss							$(286)

Balance, March 31, 2005	-	$-	$-	$-	$23,394	$(568)	$22,826

Balance, September 30, 2005	-	$-	$-	$-	$24,996	$(608)	$24,388

Issuance of common stock, net of offering
expenses of $1.4 million.	5,923,742	59	25,770	-	-	-	25,829
Common stock acquired by ESOP	-	-	-	(2,306)	-	-	(2,306)
Allocation of ESOP stock	-	-	3	58	-	-	61
Net loss for the six months ended March 31, 2006	-	-	-	-	(507)	-	(507)
Other comprehensive loss, net of reclassification							-
adjustments and taxes	-	-	-	-	-	(413)	(413)

Total comprehensive loss							$(920)

Balance, March 31, 2006	5,923,742	$59	$25,773	$(2,248)	$24,489	$(1,021)	$47,052

See accompanying notes to consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	For the six months
	ended March 31,
	2006	2005
	(Unaudited)
Operating activities
Net loss	$(507)	$(42)
Adjustment to reconcile net loss to net cash provided by
operating activities
Contribution of stock to charitable foundation	1,047	-
Depreciation expense	488	263
Premium amortization on investment securities, net	56	96
Gains on sale of premise and equipment	-	(4)
Provision for loan losses	360	144
Allocation of ESOP shares	61	-
Deferred income tax (benefit)	-	772
(Increase) decrease in accrued interest receivable	(304)	171
Increase in bank owned life insurance	(105)	(85)
Decrease (increase) in other assets	4,009	(2)
Increase in accrued interest payable	532	35
Decrease in other liabilities	(135)	(949)

Net cash provided by operating activities	5,502	399

Investing activities
Net increase in loans receivable	(36,435)	(28,499)
Purchases of investment securities held to maturity	-	(2,015)
Purchases of investment securities available for sale	(3,085)	-
Proceeds from maturities/calls of investment securities held to maturity	2,010	3,000
Proceeds from maturities/calls of investment securities available for sale	2,518	2,000
Principal repayments on investment securities held to maturity	3,460	3,673
Principal repayments on investment securities available for sale	1,560	2,469
Purchases of bank owned life insurance	(3,570)	-
Purchases of premises and equipment	(2,027)	(200)
Net proceeds on sale of premises and equipment	-	96
Redemption (purchase) Federal Home Loan Bank of New York stock	615	(368)

Net cash used in investing activities	(34,954)	(19,844)

Financing activities
Net increase in deposits	27,635	14,888
Net proceeds from issuance of common stock	24,782	-
Net purchase of common stock for ESOP	(2,306)	-
Net increase in escrowed funds	92	87
Proceeds from long-term Federal Home Loan Bank of New York advances	-	5,000
Repayments of long-term Federal Home Loan Bank of New York advances	(968)	(670)
Net repayments of short-term Federal Home Loan Bank of New York advances	(11,500)	(1,070)
Net repayments from securities sold under agreements to repurchase	(5,000)	-
Repayment of loans payable	(2,497)	-

Net cash provided by financing activities	30,238	18,235

Net increase (decrease) in cash and cash equivalents	786	(1,210)

Cash and cash equivalents, beginning of year	3,209	4,975

Cash and cash equivalents, end of year	$3,995	$3,765

Supplemental disclosures of cash flow information
Cash paid for
Interest	$4,031	$2,424
Income taxes	$20	$-

See accompanying notes to consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A - ORGANIZATION

On January 23, 2006, Magyar Bank (the Bank) completed a reorganization involving a series of transactions by which our corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered mid-tier stock holding company (the Company). Magyar Bancorp, Inc. owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

As a result of the reorganization and stock offering, Magyar Bancorp, MHC, owns 3,200,450 shares, or 54.03%, of the outstanding shares of common stock of Magyar Bancorp, Inc. The remaining 2,723,292 shares, or 45.97%, are held by public stockholders, including a charitable foundation organized by the Bank. The gross offering proceeds from the sale were $27,233,000 and the net proceeds were $25,829,000 (including $1,047,000 in stock contributed to the charitable foundation). So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc.

For a further discussion of the stock offering, see the Company's Prospectus as filed on December 12, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-128392).

Two wholly-owned, non-bank subsidiaries exist under Magyar Bank. Magyar Service Corporation, a New Jersey corporation, operates under the name Magyar Financial Services and receives commissions from annuity and life insurance sales referred to a licensed, non-bank financial planner. Hungaria Urban Renewal, LLC, a Delaware corporation, is a real-estate holding company whose only holding is Magyar Bank’s corporate headquarters in New Brunswick.

Magyar Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Magyar Bank, and the Bank’s wholly-owned subsidiaries Magyar Service Corporation and Hungaria Urban Renewal, LLC. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the three and six months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The September 30, 2005 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Earnings per share was not meaningful for the three and six months ended March 31, 2006, as the Company did not have publicly-held shares outstanding during each day of the periods. Earnings per share was not meaningful for the three and six months ended March 31, 2005, as the Company had no publicly-held shares during the periods.

NOTE E - STOCK BASED COMPENSATION

The Company had no stock-based compensation as of March 31, 2006.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate equal to Prime (currently 8.00%) with principal and interest payable annually in equal installments over thirty years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $61,000 for the three and six months ended March 31, 2006.

The following table presents the components of the ESOP shares:

2006
Shares released for allocation	-
Unreleased shares	217,863

Total ESOP shares	217,863

NOTE F - COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting comprehensive income, which includes net income as well as certain other items which result in a charge to equity during the period.

The income tax effects allocated to other comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Other comprehensive loss:
Unrealized holding gains (losses) on
available-for-sale securities	$38	$(308)	$(41)	$(420)
Unrealized holding loss on interest
rate floors	(50)	-	(50)	-
Minimum pension liability	(673)	-	(673)	-
Net unrealized losses	(685)	(308)	(764)	(420)
Income tax benefit	318	129	351	176
Net of tax amount	$(367)	$(179)	$(413)	$(244)

NOTE G - INVESTMENT SECURITIES

The following table sets forth the composition of our securities portfolio at March 31, 2006 and September 30, 2005 (in thousands):

	March 31, 2006		September 30, 2005
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Unaudited)
Available for sale
U.S. government and agency obligations	$5,593	$5,448	$4,000	$3,894
Equity securities	142	142	142	142
Mortgage-backed securities	14,442	13,959	17,047	16,566
Total	$20,177	$19,549	$21,189	$20,602

Held to maturity
U.S. government and agency obligations	$4,299	$4,227	$4,313	$4,266
Corporate notes	-	-	2,001	2,015
Mortgage-backed securities	24,463	23,755	27,955	27,572
Total	$28,762	$27,982	$34,269	$33,853

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2006 and September 30, 2005 were comprised of the following (in thousands):

	At March 31, 2006	At September 30, 2005
	(Unaudited)
One-to-four family residential	$134,495	$126,269
Commercial real estate	60,905	57,366
Construction	64,877	44,418
Home equity lines of credit	10,182	10,398
Commercial business	21,942	17,413
Other	14,857	14,862
Total loans receivable	307,258	270,726
Deferred loan costs (fees)	(392)	(280)
Allowance for loan losses	(3,474)	(3,129)
Total loans receivable, net	$303,392	$267,317

At March 31, 2006 and September 30, 2005, non-accrual loans had a total principal balance of approximately $420,000 and $577,000, respectively.

NOTE I - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	At March 31, 2006	At September 30, 2005
	(Unaudited)

Demand	$19,042	$14,566
Passbook savings	54,725	53,819
Regular NOW accounts	33,982	28,149
Money market NOW accounts	28,474	30,499
Certificates of deposit	144,397	126,165
IRA	25,105	24,892
	$305,725	$278,090

NOTE J - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	Estimated	At March 31,	At September 30,
	useful lives	2006	2005
		(Unaudited)

Land	Indefinite	$2,605	$2,605
Buildings and improvements	10-40 years	18,074	14,427
Construction in progress	10-40 years	-	1,934
Furniture, fixtures and equipment	3-10 years	2,833	2,519
		23,512	21,485
Less accumulated depreciation		(2,510)	(2,022)
		$21,002	$19,463

For the six months ended March 31, 2006 and 2005, depreciation expense included in occupancy expense amounted to approximately $488,000 and $263,000, respectively.

The Bank completed an IRC “Section 1031 Exchange” of like-kind property on January 24, 2006. The purpose of the exchange was to defer the capital gains tax otherwise attributable to the sale of relinquished commercial real estate. The property relinquished by the Bank consisted of its old main office building located at 101 French Street, New Brunswick, New Jersey. The Bank identified 400 Somerset Street, New Brunswick, New Jersey as the replacement property, which was acquired and developed by a qualified intermediary operating as Hungaria Urban Renewal, LLC.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Bank would be the primary tenant. The Bank had made loans to this entity during 2003 and 2004 to finance the purchase of the land and begin construction of the building. During the period of construction, the Bank had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Bank to purchase the land and building from this entity for the aggregated outstanding indebtedness. In conjunction with the completion of the exchange, the Bank acquired a 100% interest in Hungaria Urban Renewal, LLC, which will have no other business other than owning the Bank’s main office site. At March 31, 2006, Hungaria Urban Renewal, LLC accounted for $2,605,000, $13,771,000, and $1,108,000 of land, building, and furniture, fixtures and equipment, respectively.

Although the exchange was not completed until January 2006, the Bank previously identified Hungaria Urban Renewal, LLC as a variable interest entity, as defined by Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities,” and its subsequent amendment, FIN 46-R. As the primary beneficiary to this entity, the Bank included the variable interest entity in the consolidated financial statements beginning October 1, 2004. At September 30, 2005, Hungaria Urban Renewal, LLC accounted for $2,605,000, $10,446,000, $1,934,000, and $987,000 of land, building, construction in progress and furniture, fixtures and equipment, respectively.

NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	March 31,	September 30,
	2006	2005
Financial instruments whose contract amounts	(Unaudited)
represent credit risk (in thousands):
Unused lines of credit	$29,019	$29,687
Fixed rate loan commitments	$4,313	$1,983
Variable rate loan commitments	$14,675	$8,745
Letters of credit	$332	$202

NOTE L - PENSION PLAN

Net pension cost for the six months ended March 31, 2006 and 2005 included the following components (in thousands):

	March 31,
	2006	2005
	(Unaudited)

Service cost benefits earned during the period	$24	$76
Effect of plan curtailment	161	-
Interest cost on projected benefit obligation	95	85
Expected return on plan assets	(76)	(71)
Amortization of transitional obligation	1	2
Amortization of unrecognized loss	40	33
Amortization of unrecognized past service liability	4	11

Total	$249	$136

The employer contribution for the six months ended March 31, 2006 and 2005 was $156,000 and $48,000, respectively.

On January 26, 2006, the Board of Directors voted to freeze future benefits payable under the Bank’s defined benefit pension plan. Accordingly, the annual benefit provided to Bank employees was amended to eliminate future benefit accruals on February 15, 2006.

In accordance with Statement of Financial Accounting Standards No. 88 (SFAS No.88) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Bank immediately recognized the unrecognized prior service costs associated with years of service no longer expected to be rendered as the result of a curtailment. The Bank incurred a charge of $161,000 in the three and six month periods ended March 31, 2006 for such prior service costs that were previously being deferred over the plan’s amortization period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by Magyar Bancorp, Inc. with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Magyar Bancorp, Inc.’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Magyar Bancorp, Inc.’s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Magyar Bancorp, Inc. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect Magyar Bancorp, Inc.’s financial performance and could cause Magyar Bancorp, Inc.’s actual results for future periods to differ materially from those anticipated or projected.

Magyar Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

Magyar Bancorp, Inc. is a Delaware-chartered mid-tier stock holding company whose most significant business activity is operating Magyar Bank. Magyar Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, into one-to-four family residential mortgage loans, multi-family and commercial real estate mortgage loans and construction loans. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors which may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

In connection with the completion of our initial public stock offering on January 23, 2006, Magyar Bancorp, Inc. sold 2,618,550 shares of common stock, or 44.2% of its outstanding common stock, at a price of $10.00 per share, to subscribers in the offering. Magyar Bancorp, MHC, the Company’s New Jersey chartered mutual holding company parent, holds 3,200,450 shares, or 54.03%, of the Company’s outstanding common stock. The Company also contributed $500,000 in cash and issued 104,742 shares of common stock, or 1.77% of its outstanding shares, to the Magyar Bank Charitable Foundation. Net proceeds from the initial offering were $25.8 million (including $1.0 million in stock contributed to the charitable foundation) of which the Company contributed $12.4 million to Magyar Bank.

During the six months ended March 31, 2006, we grew net loans $36.1 million, or 13.5%, over September 30, 2005. We attribute this growth to our continued focus on originating commercial, construction, and residential mortgage loans. Deposits grew $27.6 million, or 9.9%, from September 30, 2005 to March 31, 2006. We attribute this growth to the attractiveness of our certificates of deposit and the expansion of our commercial relationships, which tend to hold larger deposit balances.

We reported net losses of $673,000 and $507,000 for the three and six months ended March 31, 2006, respectively, compared to net income of $106,000 and net loss of $42,000 for the three and six months ended March 31, 2005, respectively. Net income was adversely affected by the $1.5 million pre-tax charitable contribution we made to the Magyar Bank Charitable Foundation. The contribution expense was partially offset by an increase in net interest income, resulting from higher yields on assets, which more than offset the increased cost of funding.

Our net interest margin increased to 3.65% and 3.45% for the three and six month periods ended March 31, 2006, respectively, compared to 3.28% and 3.23% for the three and six month periods ended March 31, 2005, respectively. We attribute this increase to both the growth in our loan portfolio, specifically in Prime-based loans, and the capital we raised in the stock offering. Meanwhile, our net interest spread increased to 3.36% and 3.20% for the three and six months ended March 31, 2006, respectively, from 3.12% and 3.06% for the three and six months ended March 31, 2005, respectively.

Throughout 2006 we expect to continue with our strategy of diversifying the balance sheet with higher concentrations in commercial and construction loans.

Comparison of Financial Condition at March 31, 2006 and September 30, 2005

Total assets increased $31.2 million, or 8.7%, to $390.9 million at March 31, 2006 from $359.7 million at September 30, 2005, represented by significant growth in net loans receivable, partially offset by a decrease in securities available-for-sale and securities held-to-maturity.

Net loans receivable increased $36.1 million, or 13.5%, to $303.4 million at March 31, 2006 from $267.3 million at September 30, 2005. During the six months ended March 31, 2006, construction loans led the increase in net loans receivable with growth of 46.1% or $20.5 million to $64.9 million from $44.4 million at September 30, 2005. Commercial business loans increased $4.5 million, or 26.0%, and one-to-four family residential mortgage loans increased $8.2 million, or 6.5%, during the period to $21.9 million and $134.5 million, respectively.

At March 31, 2006, the significant loan categories in terms of the percent of total loans were 43.8% in one-to-four family residential mortgage loans, 21.1% in construction loans and 19.8% in commercial real estate loans. The recent expansion of our construction lending department led to an increase in the percentage of construction loans from 16.4% to 21.1% over the six month period ended March 31, 2006.

Total non-performing loans, defined as non-accruing loans, decreased by $157,000 to $420,000 at March 31, 2006 from $577,000 at September 30, 2005. The ratio of non-performing loans to total loans was 0.14% at March 31, 2006 compared with 0.21% at September 30, 2005. The allowance for loan losses was $3.5 million or 827.1% of non-performing loans at March 31, 2006 compared with $3.1 million or 542.3% of non-performing loans at September 30, 2005. The allowance for loan losses was $3.5 million, or 1.1% of gross loans outstanding at March 31, 2006, as compared to $2.5 million, or 1.1% of gross loans outstanding at March 31, 2005.

Securities available-for-sale decreased $1.1 million, or 5.1%, to $19.5 million at March 31, 2006 from $20.6 million at September 30, 2005. The decrease was the result of $1.6 million in principal amortization and $2.5 million in maturities of mortgage-backed securities, offset by $3.1 million in purchases of mortgage-backed and investment securities. In addition, securities held-to-maturity decreased $5.5 million, or 16.1%, to $28.8 million at March 31, 2006 from $34.3 million at September 30, 2005, resulting from $2.0 million in maturities and $3.5 million in principal amortization. The decrease in the available for sale and held to maturity securities reflected the deployment of investment proceeds into new higher-yielding loans.

Total deposits increased $27.6 million, or 9.9%, to $305.7 million at March 31, 2006. The increase was primarily the result of certificates of deposit which increased $18.2 million, or 14.5%, to $144.4 million at March 31, 2006 from $126.2 million at September 30, 2005. Other significant changes in total deposits over the six month period included an increase in NOW accounts of $5.8 million, or 20.7%, to $34.0 million and an increase in demand accounts of $4.5 million, or 30.7%, to $19.0 million.

Borrowings from the Federal Home Loan Bank of New York (FHLBNY) decreased $17.5 million, or 35.7% to $31.4 million at March 31, 2006 from $48.9 million at September 30, 2005. Proceeds from the growth in deposits described above were used to pay down $12.5 million in FHLBNY advances and $5.0 million in securities sold under agreements to repurchase over the six month period.

Stockholders’ Equity increased $22.7 million to $47.1 million at March 31, 2006 from $24.4 million at September 30, 2005. The increase was attributable to a net increase in capital (net of stock acquired by the ESOP) of $23.6 million in connection with the Company's initial public offering, net losses of $507,000, and an increase in accumulated other comprehensive loss of $413,000. The other comprehensive losses due to unrealized losses on securities available-for-sale related to increases in interest rates since the securities were purchased. Management has concluded that none of the securities have impairments that are other than temporary.

Average Balance Sheets for the Three and Six Months Ended March 31, 2006 and 2005

The tables on the following pages present certain information regarding Magyar Bancorp, Inc.’s financial condition and net interest income for the three months and six months ended March 31, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(In Thousands)

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$307,970	$5,069	6.68%	$213,511	$2,929	5.56%
Securities	62,415	555	3.61%	68,319	641	3.81%
Other interest-earning assets	1,829	22	4.88%	1,791	15	3.40%
Total interest-earning assets	372,214	5,646	6.15%	283,621	3,585	5.13%
Noninterest-earning assets	19,372			13,584
Total assets	$391,586			$297,205

Interest-bearing liabilities:
Savings accounts (1)	$68,573	180	1.06%	$49,918	63	0.51%
NOW accounts (2)	68,739	299	1.76%	61,303	152	1.01%
Time deposits (3)	163,587	1,442	3.57%	113,931	726	2.58%
Total interest-bearing deposits	300,899	1,921	2.59%	225,152	941	1.69%
Federal Home Loan Bank borrowings	31,396	357	4.61%	34,338	348	4.11%
Loan payable	721	14	7.87%	-	-	-
Total interest-bearing liabilities	333,016	2,292	2.79%	259,490	1,289	2.01%
Noninterest-bearing liabilities	24,936			14,608
Total liabilities	357,952			274,098
Retained earnings	33,634			23,107
Total liabilities and retained earnings	$391,586			$297,205

Net interest income		$3,354			$2,296
Interest rate spread			3.36%			3.12%
Net interest-earning assets	$39,198			$24,131
Net interest margin			3.65%			3.28%
Average interest-earning assets to average interest-bearing liabilities	111.77%			109.30%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(In Thousands)

	For the Six Months Ended March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$298,319	$9,643	6.48%	$205,782	$5,585	5.44%
Securities	60,019	1,065	3.56%	69,782	1,312	3.77%
Other interest-earning assets	2,109	55	5.23%	1,740	27	3.11%
Total interest-earning assets	360,447	10,763	5.99%	277,304	6,924	5.01%
Noninterest-earning assets	19,950			13,963
Total assets	$380,397			$291,267

Interest-bearing liabilities:
Savings accounts (1)	$63,317	333	1.05%	$50,443	127	0.50%
NOW accounts (2)	64,280	541	1.69%	58,382	275	0.94%
Time deposits (3)	159,635	2,754	3.46%	113,309	1,415	2.50%
Total interest-bearing deposits	287,232	3,628	2.53%	222,134	1,817	1.64%
Federal Home Loan Bank borrowings	38,872	871	4.49%	31,253	642	4.12%
Loan payable	1,619	64	7.93%	-	-	-
Total interest-bearing liabilities	327,723	4,563	2.79%	253,387	2,459	1.95%
Noninterest-bearing liabilities	23,447			14,671
Total liabilities	351,170			268,058
Retained earnings	29,227			23,209
Total liabilities and retained earnings	$380,397			$291,267

Net interest income		$6,200			$4,465
Interest rate spread			3.20%			3.06%
Net interest-earning assets	$32,724			$23,917
Net interest margin			3.45%			3.23%
Average interest-earning assets to average interest-bearing liabilities	109.99%			109.44%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net Income. The Company recorded a net loss of $673,000 for the three months ended March 31, 2006 compared to net income of $106,000 for the prior year period. The loss of $673,000 for the three months ended March 31, 2006 resulted primarily from the expense of a $1.5 million contribution to the Magyar Bank Charitable Foundation as part of the Company’s initial public offering.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 46.1%, to $3.4 million for the three months ended March 31, 2006 from $2.3 million for the three months ended March 31, 2005. Total interest and dividend income increased $2.1 million to $5.6 million for the three month period ended March 31, 2006 while total interest expense increased $1.0 million to $2.3 million for the same three month period. In addition, our interest rate spread improved to 3.36% from 3.12%.

Interest Income. The increase in interest income of $2.1 million, or 57.5%, to $5.6 million for the three months ended March 31, 2006 was primarily due to an increase in the average balance of interest-earning assets of $88.6 million to $372.2 million from $283.6 million, as well as an improvement in the average yield on such assets to 6.15% from 5.13%. Interest earned on loans increased to $5.1 million for the three months ended March 31, 2006 from $2.9 million for the prior year period, reflecting a $94.5 million, or 44.2%, increase in the average balance of loans as well as a 112 basis point increase in the average yield on such loans to 6.68% from 5.56%. The improved yield on loans reflected the higher balance of higher-yielding commercial business, commercial real estate and construction loans, as well as an overall higher interest rate environment.

Interest earned on our investment securities, which included Federal Home Loan Bank of New York stock, decreased $86,000, or 13.4%, due to a $5.9 million, or 8.6%, decrease in the average balance of such securities and a 20 basis point decrease in the average yield on such securities from 3.81% to 3.61%. The decreased average balance of our investment securities reflected the deployment of proceeds from prepayments or repayments into higher-yielding loans.

Interest Expense. Interest expense increased $1.0 million, or 77.8%, to $2.3 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005. The increase in interest expense was primarily due to a $73.5 million, or 28.3%, increase in the average balance of interest-bearing liabilities to $333.0 million from $259.5 million. In addition, the average cost of such liabilities increased to 2.79% from 2.01% in the higher market interest rate environment.

The average balance of interest bearing deposits increased to $300.9 million from $225.2 million while the average cost of such deposits increased to 2.59% from 1.69% in the higher market interest rate environment. This resulted in an increase in interest paid on deposits from $941,000 to $1.9 million for the three months ended March 31, 2006 compared to the same period last year. Interest paid on Federal Home Loan Bank advances increased to $357,000 for the three months ended March 31, 2006 from $348,000 for the prior year period. A decrease in the average balance of such advances from $34.3 million to $31.4 million was more than offset by a 50 basis point increase in the average cost of Federal Home Loan Bank advances to 4.61% for the three months ended March 31, 2006 from 4.11% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $240,000 for the three months ended March 31, 2006 compared to a $94,000 provision for the prior year period. The increase in the provision in 2006 as compared to 2005 was due primarily to the overall growth of the loan portfolio and specifically the increase in the proportion of construction and commercial real estate loans in our portfolio.

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

Non-interest Income. Non-interest income increased to $268,000 for the three months ended March 31, 2006 from $148,000 for the three months ended March 31, 2005. The increase reflected an increase in service charges and a larger increase in the cash surrender value of Magyar Bank’s bank- owned life insurance for the three months ended March 31, 2006 compared to the earlier three month period. Higher interest rates accounted for the comparatively larger increase in the value of the insurance in the current three month period.

Non-interest Expense. Non-interest expense increased to $4.5 million for the three months ended March 31, 2006 from $2.2 million for the three months ended March 31, 2005. Included with the 2006 expenses was a $1.5 million contribution to the Magyar Bank Charitable Foundation in conjunction with the Company’s initial public offering on January 23, 2006.

Compensation and employee benefits rose to $1.6 million from $1.2 million, reflecting the addition of several senior management positions in 2005, including a new construction loan officer and a new commercial loan officer, as we increased our capacity to originate construction and commercial loans. In addition, we increased staffing in the administrative area, including a new marketing officer, a new human resources officer and a new CRA/community development officer. We expect the addition of these positions will enable us to administer higher balances of loans and deposits.

The higher non-interest expense also was due to higher occupancy expenses, which increased to $443,000 for the three months ended March 31, 2006 from $299,000 for the prior year period. The increase primarily reflected depreciation of the Bank’s new corporate headquarters, which was completed in September 2005. Professional fees increased to $196,000 for the three months ended March 31, 2006 from $114,000 for the same period last year primarily due to additional auditing and legal services required following the stock offering.

Income Tax Expense. Income taxes decreased from a tax expense of $53,000 to a tax benefit of ($487,000), due primarily to lower income before taxes for the three months ended March 31, 2006 compared to March 31, 2005. The effective tax rate was 42.0% and 33.3% for the three month periods ended March 31, 2006 and 2005, respectively. The difference in the effective tax rate in 2006 as compared to 2005 is primarily a result of the relative percentage of the permanent differences as compared to pretax income.

Comparison of Operating Results for the Six Months Ended March 31, 2006 and 2005

Net Loss. The net loss for the six months ended March 31, 2006 increased to ($507,000) from a loss of ($42,000) for the prior year period. The loss of $507,000 for the six months ended March 31, 2006 resulted primarily from the expense of a $1.5 million contribution to the Magyar Bank Charitable Foundation as part of the Company’s initial public offering.

Net Interest and Dividend Income. Net interest and dividend income increased $1.7 million, or 38.9%, to $6.2 million for the six months ended March 31, 2006 from $4.5 million for the six months ended March 31, 2005. Total interest and dividend income increased $3.8 million to $10.8 million for the six month period ended March 31, 2006 while total interest expense increased $2.1 million to $4.6 million for the same six month period. In addition, for the comparison period our interest rate spread increased 14 basis points to 3.20% from 3.06%.

Interest Income. Interest income increased $3.8 million, or 55.4%, to $10.8 million for the six months ended March 31, 2006 from $6.9 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $83.1 million to $360.4 million from $277.3 million. In addition, there was an improvement of 98 basis points in the average yield on such assets to 5.99% from 5.01%. Interest income on loans increased 72.7% to $9.6 million for the six months ended March 31, 2006 from $5.6 million for the prior year period, reflecting a $92.5 million, or 45.0%, increase in the average balance of loans as well as a 104 basis point increase in the average yield on such loans to 6.48% from 5.44%. The improved yield on loans reflected the larger balance of higher-yielding commercial business, commercial real estate and construction loans, as well as an overall higher interest rate environment.

Interest earned on investment securities decreased 18.8% to $1.1 million for the six month period ended March 31, 2006 from $1.3 million a year earlier. The decrease was primarily due to a $9.8 million, or 14.0%, decrease in the average balance of such securities to $60.0 million from $69.8 million for the comparison period. The decreased average balance of our investment securities reflected the deployment of proceeds from investment prepayments or repayments into higher-yielding loans.

Interest Expense. Interest expense increased $2.1 million, or 85.6%, to $4.6 million for the six months ended March 31, 2006 from $2.5 million for the six months ended March 31, 2005. The increase in interest expense was primarily due to a $74.3 million, or 29.3%, increase in the average balance of interest-bearing liabilities to $327.7 million from $253.4 million. In addition, the average cost of such liabilities increased to 2.79% from 1.95% in the higher market interest rate environment.

The average balance of interest bearing deposits increased $65.1 million to $287.2 million for the six months ended March 31, 2006 from $222.1 million for the same period last year while the average cost of such deposits increased 89 basis points to 2.53% from 1.64%. This resulted in an increase of nearly 100% in interest paid on deposits from $1.8 million to $3.6 million for the six months ended March 31, 2006 compared to the same period ended March 31, 2005. Interest paid on Federal Home Loan Bank advances increased $229,000 to $871,000 for the six months ended March 31, 2006 from $642,000 for the prior year period. The increase in advance interest expense was due to an increase in the average balance of such advances from $31.2 million to $38.9 million combined with a 36 basis point increase in the average cost of Federal Home Loan Bank advances to 4.49% for the six months ended March 31, 2006 from 4.13% for the prior year period. The proceeds from the increase in the balance deposits and advances were used to partially fund the increase in loans.

Provision for Loan Losses. Management made a provision of $360,000 for the six months ended March 31, 2006 compared to a $144,000 provision for the prior year period. The increase in the provision in 2006 as compared to 2005 was due primarily to the overall growth of the loan portfolio and specifically the increase in the proportion of higher risk construction and commercial real estate loans in our portfolio. The allowance for loan losses was $3.5 million, or 1.1% of gross loans outstanding at March 31, 2006, as compared to $2.5 million, or 1.1% of gross loans outstanding at March 31, 2005.

Non-interest Income. Non-interest income increased $140,000 to $504,000 for the six months ended March 31, 2006 from $364,000 for the six months ended March 31, 2005. The increase in non-interest income was primarily the result of an increase in service charges associated with the growth in loans and deposits.

 Non-interest Expense. Non-interest expense increased $2.5 million to $7.3 million for the six months ended March 31, 2006 from $4.8 million for the six months ended March 31, 2005. Included with the 2006 expenses was a $1.5 million contribution to the Magyar Bank Charitable Foundation in conjunction with the Company’s initial public offering on January 23, 2006.

Compensation and employee benefits rose 20.5% or $511,000 to $3.0 million from $2.5 million, reflecting the addition of several senior management positions in 2005, including a new construction loan officer and a new commercial loan officer, as we increased our capacity to originate construction and commercial loans. In addition, we increased staffing in the administrative area, including a new marketing officer, a new human resources officer and a new CRA/community development officer. We expect the addition of these positions will enable us to administer higher balances of loans and deposits.

Occupancy expense increased $329,000 or 56.5% to $911,000 for the six months ended March 31, 2006 from $582,000 for the prior year period. The increase primarily reflected depreciation of the Bank’s new corporate headquarters, which was completed in January 2006. Professional fees increased $217,000 to $338,000 for the six months ended March 31, 2006 from $121,000 for the same period last year primarily due to additional auditing and legal expenses associated with the reporting requirements of the Company as a publicly-traded entity.

Income Tax Expense. The income tax benefit increased $341,000 to ($405,000) for the six month period ended March 31, 2006 from a tax benefit of ($64,000) for the same period last year. The increase reflects the tax benefit associated with the contribution of $1.5 million to the Magyar Bank Charitable Foundation. The effective tax rate was 44.4% and 60.3% for the six month periods ended March 31, 2006 and 2005, respectively. The difference in the effective tax rate in 2006 as compared to 2005 is primarily a result of the relative percentage of the permanent differences as compared to pretax income.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policy upon which our financial condition and results of operation depend, and which involves the most complex subjective decisions or assessments, is the allowance for loan losses.

The allowance for loan losses is the amount estimated by management as necessary to cover credit losses in the loan portfolio both probable and reasonably estimable at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six-month period ended March 31, 2006 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2006, the Company had commitments outstanding under letters of credit of $332,000, commitments to originate loans of $19.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $29.0 million. There has been no material change during the six months ended March 31, 2006 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of March 31, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates.  Management of the Company believes that there has not been a material adverse change in market risk during the three or six months ended March 31, 2006.

ITEM 3 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold no shares within the past three years that were not registered under the Securities Act. The Company completed its stock offering in a registered offering on January 23, 2006, raising $27.2 million in gross proceeds. The Company issued a total of 2,618,550 shares of its common stock to public shareholders, 3,200,450 shares of its common stock to its parent, Magyar Bancorp, MHC and 104,742 shares of its common stock to its charitable foundation. The net proceeds were $25.8 million, which include a $1.0 million stock contribution to the charitable foundation and settlement costs totaling $1.4 million. Ryan Beck & Co, Inc. was the selling agent for the offering. The Company anticipates deploying the offering proceeds in longer-term securities and new loans, although no assurance can be given that the Company will be able to effectively deploy the offering proceeds.

The Company’s registration statement (File No. 333-128392) was declared effective by the SEC on November 14, 2005. The Company registered 2,723,292 shares of its common stock for an aggregate price on the offering amount registered of $27,232,920.

Item 3.    Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 15, 2006	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: May 15, 2006	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer