Form 10QSB
period 2006-06-30
Magyar Bancorp, Inc.
filed 2006-08-14
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
YES [ X ] NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2006
Common Stock,	$0.01 Par Value 5,923,742

Transitional Small Business Disclosure Format YES [   ] NO [ X ]

MAGYAR BANCORP, INC.

Form 10-QSB Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	September 30,
	2006	2005
	(Unaudited)
ASSETS

Cash	$5,249	$897
Interest bearing deposits with banks	353	2,312
Total cash and cash equivalents	5,602	3,209

Investment securities - available for sale, at fair value	16,903	20,602
Investment securities - held to maturity, at cost (fair value of $26,512 and $33,853
at June 30, 2006 and September 30, 2005, respectively)	27,403	34,269
Federal Home Loan Bank of New York stock, at cost	2,196	2,444
Loans receivable, net of allowance for loan losses of $3,714 and $3,129 at
June 30, 2006 and September 30, 2005, respectively	324,301	267,317
Bank owned life insurance	9,573	5,813
Accrued interest receivable	2,016	1,556
Premises and equipment, net	21,347	19,463
Other assets	1,395	5,032

Total assets	$410,736	$359,705

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$318,592	$278,090
Escrowed funds	1,314	1,195
Federal Home Loan Bank of New York advances	33,014	38,872
Securities sold under agreements to repurchase	5,000	10,000
Loans payable	-	2,497
Accrued interest payable	1,152	496
Accounts payable and other liabilities	4,295	4,167

Total liabilities	363,367	335,317

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; no shares issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued
at June 30, 2006, no shares issued at September 30, 2005.	59	-
Additional paid-in capital	25,778	-
Unearned shares held by Employee Stock Ownership Plan	(2,191)	-
Retained earnings - substantially restricted	24,765	24,996
Accumulated other comprehensive loss, net	(1,042)	(608)

Total stockholders' equity	47,369	24,388

Total liabilities and stockholders' equity	$410,736	$359,705

See accompanying notes to consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Interest and dividend income
Loans, including fees	$5,624	$3,359	$15,267	$8,943
Investment securities	465	605	1,530	1,918
Federal Home Loan Bank of New York stock	30	30	84	57

Total interest and dividend income	6,119	3,994	16,881	10,918

Interest expense
Deposits	2,242	1,137	5,871	2,953
Borrowed money	458	439	1,391	1,082

Total interest expense	2,700	1,576	7,262	4,035

Net interest and dividend income	3,419	2,418	9,619	6,883

Provision for loan losses	240	94	600	237

Net interest and dividend income after provision
for loan losses	3,179	2,324	9,019	6,646

Other income
Service charges	206	128	571	390
Other operating income	99	49	237	151
Gains on sales of loans	9	-	9	-
Losses on the sale of securities	(104)	(6)	(104)	(6)

Total other income	210	171	713	535

Other expenses
Compensation and employee benefits	1,825	1,443	5,183	4,678
Occupancy expenses	436	279	1,347	861
Advertising	58	96	263	218
Professional fees	180	116	518	237
Service fees	112	97	329	281
Contribution to charitable foundation	-	-	1,547	-
Other expenses	380	308	1,060	856

Total other expenses	2,991	2,339	10,247	7,131

Income (loss) before income tax (benefit)	398	156	(515)	50

Income tax expense (benefit)	122	46	(284)	(18)

Net income (loss)	$276	$110	$(231)	$68

Basic earnings per share	$0.05	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended June 30, 2006 and 2005 (Unaudited)
(In Thousands, Except for Share Amounts)

						Accumulated
	Common Stock		Additional			other
	Shares	Par	Paid-In	Unearned	Retained	comprehensive
	Issued	Value	Capital	ESOP Shares	earnings	loss	Total

Balance, September 30, 2004	-	$-	$-	$-	$23,436	$(324)	$23,112

Net income for the nine months ended June 30, 2005	-	-	-	-	68	-	68
Other comprehensive loss, net of reclassification
adjustments and taxes	-	-	-	-	-	(59)	(59)

Total comprehensive loss							$9

Balance, June 30, 2005	-	$-	$-	$-	$23,504	$(383)	$23,121

Balance, September 30, 2005	-	$-	$-	$-	$24,996	$(608)	$24,388

Issuance of common stock, net of offering
expenses of $1.4 million	5,923,742	59	25,771	-	-	-	25,830
Common stock acquired by ESOP	-	-	-	(2,306)	-	-	(2,306)
Allocation of ESOP stock	-	-	7	115	-	-	122
Net loss for the nine months ended June 30, 2006	-	-	-	-	(231)	-	(231)
Other comprehensive loss, net of reclassification							-
adjustments and taxes	-	-	-	-	-	(434)	(434)

Total comprehensive loss							$(665)

Balance, June 30, 2006	5,923,742	$59	$25,778	$(2,191)	$24,765	$(1,042)	$47,369

See accompanying notes to consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
	For the nine months
	ended June 30,
	2006	2005
	(Unaudited)
Operating activities
Net income (loss)	$(231)	$68
Adjustment to reconcile net income to net cash provided by (used in)
operating activities
Contribution of stock to charitable foundation	1,047	-
Depreciation expense	742	393
Premium amortization on investment securities, net	126	135
Gains on sale of premise and equipment	-	(4)
Proceeds from mortgage loan sales	2,817	-
Provision for loan losses	600	237
Gains on sale of loans	(9)	-
Losses on sale of investment securities	104	6
Allocation of ESOP shares	122	-
Increase in accrued interest receivable	(460)	(68)
Increase in bank owned life insurance	(190)	(128)
Decrease in other assets	3,898	500
Increase in accrued interest payable	656	139
Increase (decrease) in accounts payable and other liabilities	(523)	874

Net cash provided by operating activities	8,699	2,152

Investing activities
Net increase in loans receivable	(60,392)	(48,790)
Purchases of investment securities held to maturity	-	(2,015)
Purchases of investment securities available for sale	(5,488)	-
Sales of investment securities available for sale	3,896	3,103
Proceeds from maturities/calls of investment securities held to maturity	2,010	3,010
Proceeds from maturities/calls of investment securities available for sale	2,518	2,002
Principal repayments on investment securities held to maturity	4,801	5,288
Principal repayments on investment securities available for sale	2,554	3,795
Purchases of bank owned life insurance	(3,570)	-
Purchases of premises and equipment	(2,626)	(9,264)
Net proceeds on sale of premises and equipment	-	96
Redemption (purchase) of Federal Home Loan Bank of New York stock	248	(83)

Net cash used in investing activities	(56,049)	(42,858)

Financing activities
Net increase in deposits	40,503	35,107
Net proceeds from issuance of common stock	24,782	-
Net purchase of common stock for ESOP	(2,306)	-
Net increase in escrowed funds	119	196
Proceeds from long-term Federal Home Loan Bank of New York advances	-	9,698
Repayments of long-term Federal Home Loan Bank of New York advances	(1,458)	(879)
Net repayments of short-term Federal Home Loan Bank of New York advances	(4,400)	(7,670)
Proceeds from securities sold under agreements to repurchase	-	3,000
Repayments of securities sold under agreements to repurchase	(5,000)	(2,500)
Proceeds (repayment) of loans payable	(2,497)	2,497

Net cash provided by financing activities	49,743	39,449

Net increase (decrease) in cash and cash equivalents	2,393	(1,257)

Cash and cash equivalents, beginning of year	3,209	4,975

Cash and cash equivalents, end of year	5,602	3,718

Supplemental disclosures of cash flow information
Cash paid for
Interest	$6,606	$3,873
Income taxes	$23	$-

See accompanying notes to consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A - ORGANIZATION

On January 23, 2006, Magyar Bank (the Bank) completed a reorganization involving a series of transactions by which the Bank’s corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered mid-tier stock holding company (the Company). Magyar Bancorp, Inc. owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

As a result of the reorganization and stock offering, Magyar Bancorp, MHC owns 3,200,450 shares, or 54.03%, of the outstanding shares of common stock of Magyar Bancorp, Inc. The remaining 2,723,292 shares, or 45.97%, are held by public stockholders, including a charitable foundation organized by the Bank. The gross offering proceeds from the sale were $27,233,000 and the net proceeds were $25,829,000 (including $1,047,000 in stock contributed to the charitable foundation). So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc.

For a further discussion of the stock offering, see the Company's Prospectus, initially filed on December 12, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-128392).

Two wholly owned, non-bank subsidiaries exist under Magyar Bank. Magyar Service Corporation, a New Jersey corporation, operates under the name Magyar Financial Services and receives commissions from annuity and life insurance sales referred to a licensed, non-bank financial planner. Hungaria Urban Renewal, LLC, a Delaware corporation, is a real-estate holding company whose only holding is Magyar Bank’s corporate headquarters in New Brunswick.

Magyar Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Magyar Bank, and the Bank’s wholly-owned subsidiaries Magyar Service Corporation and Hungaria Urban Renewal, LLC (See Note J). All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The September 30, 2005 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2006 was calculated by dividing net income by the weighted-average number of shares outstanding for the period. Earnings per share was not meaningful for the nine month period ended June 30, 2006, as the Company did not have publicly held shares outstanding during each day of the period. Earnings per share was not meaningful for the three and nine months ended June 30, 2005, as the Company had no publicly held shares during the periods.

NOTE E - STOCK-BASED COMPENSATION

The Company had no stock-based compensation as of June 30, 2006, except as described below.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate equal to Prime (currently 8.25%) with principal and interest payable annually in equal installments over thirty years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $62,000 and $122,000 for the three and nine months ended June 30, 2006.

The following table presents the components of the ESOP shares:

2006
Shares released for allocation	-
Unreleased shares	217,863

Total ESOP shares	217,863

NOTE F - COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting comprehensive income, which includes net income as well as certain other items that result in a charge to equity during the period.

The income tax effects allocated to other comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Other comprehensive loss:
Unrealized holding gains (losses) on
available-for-sale securities	$(3)	$319	$(44)	$(101)
Unrealized holding loss on interest
rate floors	(20)	-	(70)	-
Minimum pension liability	-	-	(650)	-
Net unrealized losses	(23)	319	(764)	(101)
Income tax benefit	1	(134)	330	42
Net of tax amount	$(22)	$185	$(434)	$(59)

NOTE G - INVESTMENT SECURITIES

The following table sets forth the composition of our securities portfolio at June 30, 2006 and September 30, 2005 (in thousands):
	June 30, 2006		September 30, 2005
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Unaudited)
Available for sale
U.S. government and agency obligations	$2,050	$1,991	$4,000	$3,894
Equity securities	142	142	142	142
Mortgage-backed securities	15,342	14,770	17,047	16,566
Total	$17,534	$16,903	$21,189	$20,602

Held to maturity
U.S. government and agency obligations	$4,297	$4,227	$4,313	$4,266
Corporate notes	-	-	2,001	2,015
Mortgage-backed securities	23,106	22,285	27,955	27,572
Total	$27,403	$26,512	$34,269	$33,853

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2006 and September 30, 2005 were comprised of the following (in thousands):
	At June 30, 2006	At September 30, 2005
	(Unaudited)

One-to-four family residential	$138,699	$126,269
Commercial real estate	66,067	57,366
Construction	76,233	44,418
Home equity lines of credit	8,547	10,398
Commercial business	24,185	17,413
Other	14,697	14,862
Total loans receivable	328,428	270,726
Deferred loan costs (fees)	(413)	(280)
Allowance for loan losses	(3,714)	(3,129)
Total loans receivable, net	$324,301	$267,317

At June 30, 2006 and September 30, 2005, non-accrual loans had a total principal balance of approximately $419,000 and $577,000, respectively.

NOTE I - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	At June 30, 2006	At September 30, 2005
	(Unaudited)

Demand	$19,144	$14,566
Passbook savings	47,721	53,819
Regular NOW accounts	32,230	28,149
Money market NOW accounts	47,289	30,499
Certificates of deposit	147,104	126,165
IRA	25,104	24,892
	$318,592	$278,090

NOTE J - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	Estimated	At June 30,	At September 30,
	useful lives	2006	2005
		(Unaudited)

Land	Indefinite	$2,605	$2,605
Buildings and improvements	10-40 years	18,647	14,427
Construction in progress	10-40 years	-	1,934
Furniture, fixtures and equipment	3-10 years	2,860	2,519
		24,112	21,485
Less accumulated depreciation		(2,765)	(2,022)
		$21,347	$19,463

For the nine months ended June 30, 2006 and 2005, depreciation expense included in occupancy expense amounted to approximately $743,000 and $393,000, respectively.

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

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Bank would be the primary tenant. The Bank had made loans to this entity during 2003 and 2004 to finance the purchase of the land and begin construction of the building. During the period of construction, the Bank had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Bank to purchase the land and building from this entity for the aggregated outstanding indebtedness. In conjunction with the completion of the exchange, the Bank acquired a 100% interest in Hungaria Urban Renewal, LLC, which is engaged in no other business other than owning the Bank’s main office site. At June 30, 2006, Hungaria Urban Renewal, LLC accounted for $2,605,000, $13,526,000, and $1,024,000 of land, building, and furniture, fixtures and equipment, respectively.

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

	June 30,	September 30,
	2006	2005
Financial instruments whose contract amounts	(Unaudited)
represent credit risk (in thousands):
Unused lines of credit	$31,518	$29,687
Fixed rate loan commitments	$5,109	$1,983
Variable rate loan commitments	$12,427	$8,745
Letters of credit	$556	$202

NOTE L - PENSION PLAN

Net pension cost for the nine months ended June 30, 2006 and 2005 included the following components (in thousands):

	June 30,
	2006	2005
	(Unaudited)

Service cost benefits earned during the period	$48	$115
Effect of plan curtailment	161	-
Interest cost on projected benefit obligation	142	128
Expected return on plan assets	(114)	(105)
Amortization of transitional obligation	1	2
Amortization of unrecognized loss	60	52
Amortization of unrecognized past service liability	9	17

Total	$307	$209

The employer contribution for the nine months ended June 30, 2006 and 2005 was $156,000 and $48,000, respectively.

On January 26, 2006, the Board of Directors voted to freeze future benefits payable under the Bank’s defined benefit pension plan. Accordingly, the annual benefit provided to Bank employees was amended to eliminate future benefit accruals on February 15, 2006.

In accordance with Statement of Financial Accounting Standards No. 88 (SFAS No.88) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Bank immediately recognized the unrecognized prior service costs associated with years of service no longer expected to be rendered as the result of a curtailment. The Bank incurred a charge of $161,000 in the nine month period ended June 30, 2006 for such prior service costs that were previously being deferred over the plan’s amortization period.

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

In connection with the completion of our initial public stock offering on January 23, 2006, Magyar Bancorp, Inc. sold 2,618,550 shares of common stock, or 44.2% of its outstanding common stock, at a price of $10.00 per share, to subscribers in the offering. Magyar Bancorp, MHC, the Company’s New Jersey-chartered mutual holding company parent, holds 3,200,450 shares, or 54.03%, of the Company’s outstanding common stock. The Company also contributed $500,000 in cash and issued 104,742 shares of common stock, or 1.77% of its outstanding shares, to the Magyar Bank Charitable Foundation. Net proceeds from the initial offering were $25.8 million (including $1.0 million in stock  contributed to the charitable foundation) of which the Company contributed $12.4 million to Magyar Bank.

During the nine months ended June 30, 2006, we grew net loans $57.0 million, or 21.3%, over September 30, 2005. We attribute this growth to our continued focus on originating commercial, construction, and residential mortgage loans. Deposits grew $40.5 million, or 14.6%, from September 30, 2005 to June 30, 2006. We attribute this growth to the attractiveness of our promotional certificates of deposit and money market accounts as well as the expansion of our commercial relationships, which tend to hold larger deposit balances.

We reported net income (loss) of $276,000 and ($231,000) for the three and nine months ended June 30, 2006, respectively, compared to net income of $110,000 and $68,000 for the three and nine months ended June 30, 2005, respectively. Net income in 2006 was adversely affected by a $1.5 million pre-tax charitable contribution we made to the MagyarBank Charitable Foundation. The contribution expense was partially offset by an increase in net interest income, resulting from higher yields on assets, which more than offset the increased cost of funding.

Our net interest margin increased to 3.76% and 3.58% for the three and nine month periods ended June 30, 2006, respectively, compared to 3.38% and 3.31% for the three and nine month periods ended June 30, 2005, respectively. We attribute this increase to both the growth in our loan portfolio, specifically in Prime-based loans, and the capital we raised in the stock offering. Meanwhile, our net interest spread increased to 3.46% and 3.31% for the three and nine months ended June 30, 2006, respectively, from 3.28% and 3.19% for the three and nine months ended June 30, 2005, respectively.

Throughout 2006 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial and construction loans.

Comparison of Financial Condition at June 30, 2006 and September 30, 2005

Total assets increased $51.0 million, or 14.2%, to $410.7 million at June 30, 2006 from $359.7 million at September 30, 2005, represented by significant growth in net loans receivable, partially offset by a decrease in securities available-for-sale and securities held-to-maturity.

Net loans receivable increased $57.0 million, or 21.3%, to $324.3 million at June 30, 2006 from $267.3 million at September 30, 2005. The increase in loans receivable for the nine month period was limited by $2.8 million in sales of one-to-four family residential mortgage loans and provisions for loan loss of $600,000. During the nine months ended June 30, 2006, construction loans led the increase in net loans receivable with growth of 71.6% or $31.8 million to $76.2 million from $44.4 million at September 30, 2005. Commercial business loans increased $6.8 million, or 38.9%, and one-to-four family residential mortgage loans increased $12.4 million, or 9.8%, during the period to $24.2 million and $138.7 million, respectively.

At June 30, 2006, the significant loan categories in terms of the percent of total loans were 42.2% in one-to-four family residential mortgage loans, 23.2% in construction loans and 20.1% in commercial real estate loans. The recent expansion of our construction lending department led to an increase in the percentage of construction loans from 16.4% to 23.2% over the nine month period ended June 30, 2006.

The Bank’s interest in loans on the Dwek Properties and Sugar Maple Estates (reported on in the Company’s Current Report on Form 8-K dated June 27, 2006) remained at $721,000 and $4.2 million,

respectively, at June 30, 2006. Payments on both loans were current at June 30, 2006 and as such, no reserve for uncollected interest had been established for the period. The loans have been classified by management as “Special Mention” and a portion of the existing reserves for loan loss equal to 5% of the principal outstanding on the loans has been allocated. Although the Bank believes that these loans are well collateralized, there can be no assurance that losses will not occur or that significant additional expenses will not be incurred in the process of the resolution of the loans.

Total non-performing loans, defined as non-accruing loans, decreased by $158,000 to $419,000 at June 30, 2006 from $577,000 at September 30, 2005. The ratio of non-performing loans to total loans was 0.13% at June 30, 2006 compared with 0.21% at September 30, 2005. The allowance for loan losses was $3.7 million or 886.4% of non-performing loans at June 30, 2006 compared with $3.1 million or 542.3% of non-performing loans at September 30, 2005. The allowance for loan losses was 1.1% of gross loans outstanding at June 30, 2006, as compared to $2.5 million, or 1.1% of gross loans outstanding at June 30, 2005.

Securities available-for-sale decreased $3.7 million, or 18.0%, to $16.9 million at June 30, 2006 from $20.6 million at September 30, 2005. The decrease was the result of $3.9 million in sales of fixed-rate, mortgage-backed securities, $2.6 million in principal amortization and $2.5 million in maturities of mortgage-backed securities, offset by $5.5 million in purchases of mortgage-backed and investment securities. In addition, securities held-to-maturity decreased $6.9 million, or 20.0%, to $27.4 million at June 30, 2006 from $34.3 million at September 30, 2005, resulting from $4.8 million in principal amortization and $2.0 million in maturities. The decrease in the available for sale and held to maturity securities reflected the deployment of investment proceeds into new higher-yielding loans.

Bank-owned life insurance increased $3.8 million, or 64.7% to $9.6 million at June 30, 2006 from $5.8 million at September 30, 2005. The increase was the result of $3.6 million in additional purchases and a $190,000 increase in the cash surrender value of existing policies.

Total deposits increased $40.5 million, or 14.6%, to $318.6 million at June 30, 2006. The increase was primarily the result of certificates of deposit, which increased $20.9 million, or 16.6%, to $147.1 million at June 30, 2006 from $126.2 million at September 30, 2005, and money market accounts, which increased $16.8 million, or 55.0%, to $47.3 million at June 30, 2006 from $30.5 million at September 30, 2005. Other significant changes in total deposits over the nine month period included an increase in demand accounts of $4.6 million, or 31.4%, to $19.1 million and an increase in NOW accounts of $4.1 million, or 14.5%, to $32.2 million.

Borrowings from the Federal Home Loan Bank of New York (FHLBNY) decreased $10.9 million, or 22.2% to $38.0 million at June 30, 2006 from $48.9 million at September 30, 2005. Proceeds from the growth in deposits described above were used to pay down $5.9 million in FHLBNY advances and $5.0 million in securities sold under agreements to repurchase over the nine month period.

Stockholders’ equity increased $23.0 million, or 94.2%, to $47.4 million at June 30, 2006 from $24.4 million at September 30, 2005. The increase was attributable to a net increase in capital (net of stock acquired by the ESOP) of $23.6 million in connection with the Company's initial public offering, net losses of $231,000, and an increase in accumulated other comprehensive loss of $434,000. The other comprehensive losses due to unrealized losses on securities available-for-sale relate to increases in interest rates since the securities were purchased. Management has concluded that none of the securities have impairments that are considered other than temporary.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2006 and 2005

The tables on the following pages present certain information regarding Magyar Bancorp, Inc.’s financial condition and net interest income for the three months and nine months ended June 30, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(In Thousands)

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$314,338	$5,624	7.18%	$222,139	$3,359	6.07%
Securities	50,168	491	3.93%	63,820	626	3.93%
Other interest-earning assets	341	4	4.69%	1,323	9	2.72%
Total interest-earning assets	364,847	6,119	6.73%	287,282	3,994	5.58%
Noninterest-earning assets	38,679			29,176
Total assets	$403,526			$316,458

Interest-bearing liabilities:
Savings accounts (1)	$51,324	159	1.24%	$51,772	84	0.65%
NOW accounts (2)	68,524	432	2.53%	57,036	160	1.13%
Time deposits (3)	172,549	1,651	3.84%	125,920	893	2.84%
Total interest-bearing deposits	292,397	2,242	3.08%	234,728	1,137	1.94%
Federal Home Loan Bank borrowings	38,673	458	4.75%	38,576	416	4.33%
Loan payable	-	-		1,372	23	6.72%
Total interest-bearing liabilities	331,070	2,700	3.27%	274,676	1,576	2.30%
Noninterest-bearing liabilities	24,761			16,643
Total liabilities	355,831			291,319
Retained earnings	47,695			25,139
Total liabilities and retained earnings	$403,526			$316,458

Net interest income		$3,419			$2,418
Interest rate spread			3.46%			3.28%
Net interest-earning assets	$33,777			$12,606
Net interest margin			3.76%			3.38%
Average interest-earning assets to average interest-bearing liabilities	110.20%			104.59%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(In Thousands)

	For the Nine Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$303,658	$15,267	6.72%	$208,192	$8,943	5.74%
Securities	52,480	1,513	3.85%	67,189	1,959	3.90%
Other interest-earning assets	3,178	101	4.24%	2,442	16	0.85%
Total interest-earning assets	359,316	16,881	6.28%	277,823	10,918	5.26%
Noninterest-earning assets	28,495			21,788
Total assets	$387,811			$299,611

Interest-bearing liabilities:
Savings accounts (1)	$59,319	492	1.11%	$50,880	212	0.55%
NOW accounts (2)	63,839	973	2.04%	57,945	433	1.00%
Time deposits (3)	163,939	4,406	3.59%	117,516	2,308	2.62%
Total interest-bearing deposits	287,097	5,871	2.73%	226,341	2,953	1.74%
Federal Home Loan Bank borrowings	38,492	1,327	4.61%	34,283	1,059	4.12%
Loan payable	1,079	64	7.93%	458	23	6.72%
Total interest-bearing liabilities	326,668	7,262	2.97%	261,082	4,035	2.07%
Noninterest-bearing liabilities	23,873			15,290
Total liabilities	350,541			276,372
Retained earnings	37,270			23,239
Total liabilities and retained earnings	$387,811			$299,611

Net interest income		$9,619			$6,883
Interest rate spread			3.31%			3.19%
Net interest-earning assets	$32,648			$16,741
Net interest margin			3.58%			3.31%
Average interest-earning assets to average interest-bearing liabilities	109.99%			106.41%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

Net Income. The Company recorded net income of $276,000 for the three months ended June 30, 2006 compared to net income of $110,000 for the prior year period.

Net Interest and Dividend Income. Net interest and dividend income increased $1.0 million, or 41.4%, to $3.4 million for the three months ended June 30, 2006 from $2.4 million for the three months ended June 30, 2005. Total interest and dividend income increased $2.1 million to $6.1 million for the three month period ended June 30, 2006 while total interest expense increased $1.1 million to $2.7 million for the same three month period one year earlier. In addition, our interest rate spread improved to 3.46% from 3.31%.

Interest Income. The increase in interest income of $2.1 million, or 53.2%, to $6.1 million for the three months ended June 30, 2006 was primarily due to an increase in the average balance of interest-earning assets of $77.6 million to $364.8 million from $287.3 million, as well as an improvement in the average yield on such assets to 6.73% from 5.58%. Interest earned on loans increased to $5.6 million for the three months ended June 30, 2006 from $3.4 million for the prior year period, reflecting a $92.2 million, or 41.5%, increase in the average balance of loans as well as a 111 basis point increase in the average yield on such loans to 7.18% from 6.07%. The improved yield on loans reflected the higher balance of higher-yielding commercial business, commercial real estate and construction loans, as well as an overall higher interest rate environment.

Interest earned on our investment securities, which includes Federal Home Loan Bank of New York stock, decreased $140,000, or 23.1%, due to a $13.7 million, or 21.4%, decrease in the average balance of such securities. The average yield on such securities remained unchanged between the two periods at 3.93%. The decreased average balance of our investment securities reflected the deployment of proceeds from prepayments or repayments into higher-yielding loans.

Interest Expense. Interest expense increased $1.1 million, or 71.3%, to $2.7 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005. The increase in interest expense was primarily due to a $56.4 million, or 20.5%, increase in the average balance of interest-bearing liabilities to $331.1 million from $274.7 million. In addition, the average cost of such liabilities increased to 3.27% from 2.30% in the higher market interest rate environment.

The average balance of interest bearing deposits increased to $292.4 million from $234.7 million while the average cost of such deposits increased to 3.08% from 1.94% in the higher market interest rate environment. This resulted in an increase in interest paid on deposits from $1.1 million to $2.2 million for the three months ended June 30, 2006 compared to the same period last year. Interest paid on Federal Home Loan Bank advances increased to $458,000 for the three months ended June 30, 2006 from $416,000 for the prior year period. In addition to an increase in the average balance of such advances from $38.6 million to $38.7 million was a 42 basis point increase in the average cost of Federal Home Loan Bank advances to 4.75% for the three months ended June 30, 2006 from 4.33% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $240,000 for the three months ended June 30, 2006 compared to a $94,000 provision for the prior year period. The increase in the provision in 2006 as compared to 2005 was due primarily to the overall growth of the loan portfolio and specifically the increase in the proportion of construction and commercial real estate loans in our portfolio.

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

Other Income. Non-interest income increased to $210,000 for the three months ended June 30, 2006 from $171,000 for the three months ended June 30, 2005. The increase reflected an increase in service charges and a larger increase in the cash surrender value of Magyar Bank’s bank-owned life insurance for the three months ended June 30, 2006 compared to the earlier three month period. Sales of $3.9 million in investment securities available-for-sale resulted in a loss of $104,000 during the three months ended June 30, 2006 compared with a net loss of $6,000 in the prior year period for the sale of $3.1 million in investment securities available-for-sale.

Other Expenses. Non-interest expense increased to $3.0 million for the three months ended June 30, 2006 from $2.3 million for the three months ended June 30, 2005.

Compensation and employee benefits increased $382,000, or 26.5% to $1.8 million from $1.4 million for the three months ended June 30, 2006. This increase included $62,000 in ESOP expenses recorded during the current period. In addition, the increase also reflected staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs.

The higher non-interest expense also was due to higher occupancy expenses, which increased to $436,000 for the three months ended June 30, 2006 from $279,000 for the prior year period. The increase primarily reflected depreciation of the Bank’s new corporate headquarters, which was completed in September 2005. In addition, professional fees increased $64,000, or 55.2%, to $180,000 for the three months ended June 30, 2006 from $116,000 for the same period last year primarily due to additional auditing and legal expenses associated with the reporting requirements of the Company as a publicly-traded entity.

Income Tax Expense. Income tax expense was $122,000 for the three months ended June 30, 2006, as compared to $46,000 for the three months ended June 30, 2005. The effective tax rate was 30.7% and 29.5% for the three month periods ended June 30, 2006 and 2005, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2006 and 2005

Net Loss. The net loss for the nine months ended June 30, 2006 was ($231,000) compared to net income of $68,000 for the nine months ended June 30, 2005. The current period loss included the expense of a $1.5 million contribution to the Magyar Bank Charitable Foundation as part of the Company’s initial public offering.

Net Interest and Dividend Income. Net interest and dividend income increased $2.7 million, or 39.8%, to $9.6 million for the nine months ended June 30, 2006 from $6.9 million for the nine months ended June 30, 2005. Total interest and dividend income increased $6.0 million to $16.9 million for the nine month period ended June 30, 2006 while total interest expense increased $3.2 million to $7.3 million for the same nine month period. In addition, for the comparison period our interest rate spread increased 12 basis points to 3.31% from 3.19%.

Interest Income. Interest income increased $6.0 million, or 54.7%, to $16.9 million for the nine months ended June 30, 2006 from $10.9 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $81.5 million to $359.6 million from $277.8 million. In addition, there was an improvement of 102 basis points in the average yield on such assets to 6.28% from 5.26%. Interest income on loans increased 70.7% to $15.3 million for the nine months ended June 30, 2006 from $8.9 million for the prior year period, reflecting a $95.5 million, or 45.9%, increase in the average balance of loans as well as a 98 basis point increase in the average yield on such loans to 6.72% from 5.74%. The improved yield on loans reflected the larger balance of higher-yielding commercial business, commercial real estate and construction loans, as well as an overall higher interest rate environment.

Interest earned on investment securities decreased 20.2% to $1.5 million for the nine month period ended June 30, 2006 from $1.9 million a year earlier. The decrease was primarily due to a $14.7 million, or 21.9%, decrease in the average balance of such securities to $52.5 million from $67.2 million for the comparison period. The decreased average balance of our investment securities reflected the deployment of proceeds from investment prepayments or repayments into higher-yielding loans.

Interest Expense. Interest expense increased $3.2 million, or 80.0%, to $7.3 million for the nine months ended June 30, 2006 from $4.0 million for the nine months ended June 30, 2005. The increase in interest expense was primarily due to a $65.6 million, or 25.1%, increase in the average balance of interest-bearing liabilities to $326.7 million from $261.1 million. In addition, the average cost of such liabilities increased to 2.97% from 2.07% in the higher market interest rate environment.

The average balance of interest bearing deposits increased $60.8 million to $287.1 million for the nine months ended June 30, 2006 from $226.3 million for the same period last year while the average cost of such deposits increased 99 basis points to 2.73% from 1.74%. This resulted in a 98.8% increase in interest paid on deposits from $3.0 million to $5.9 million for the nine months ended June 30, 2006 compared to the same period ended June 30, 2005. Interest paid on Federal Home Loan Bank advances increased $268,000 to $1.3 million for the nine months ended June 30, 2006 from $1.1 million for the prior year period. The increase in advance interest expense was due to an increase in the average balance of such advances from $34.3 million to $38.5 million combined with a 49 basis point increase in the average cost of Federal Home Loan Bank advances to 4.61% for the nine months ended June 30, 2006 from 4.12% for the prior year period. The proceeds from the increase in the balance deposits and advances were used to partially fund the increase in loans.

Provision for Loan Losses. Management made a provision of $600,000 for the nine months ended June 30, 2006 compared with a $237,000 provision for the prior year period. The increase in the provision in 2006 as compared to 2005 was due primarily to the overall growth of the loan portfolio and specifically the increase in the proportion of higher risk construction and commercial real estate loans in our portfolio. The allowance for loan losses increased to $3.7 million, or 1.1% of gross loans outstanding at June 30, 2006, from $2.5 million, or 1.1% of gross loans outstanding, at June 30, 2005.

Other Income. Non-interest income increased $178,000 to $713,000 for the nine months ended June 30, 2006 from $535,000 for the nine months ended June 30, 2005. The increase reflected an increase in service charges and a larger increase in the cash surrender value of Magyar Bank’s bank-owned life insurance for the nine months ended June 30, 2006 compared to the earlier nine month period. In addition, sales of $3.9 million in investment securities available-for-sale resulted in a loss of $104,000 during the nine months ended June 30, 2006 compared with a net loss of $6,000 in the prior year period for the sale of $3.1 million in investment securities available-for-sale.

Other Expenses. Non-interest expense increased $3.1 million to $10.2 million for the nine months ended June 30, 2006 from $7.1 million for the nine months ended June 30, 2005. Included with the 2006 expenses was a $1.5 million contribution to the Magyar Bank Charitable Foundation in conjunction with the Company’s initial public offering on January 23, 2006.

Compensation and employee benefits rose 10.8% or $505,000 to $5.2 million from $4.7 million. This increase included $122,000 in ESOP expenses recorded during the nine months ended June 30, 2006. In addition, the increase also reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs. We expect the addition of these positions will enable us to administer higher balances of loans and deposits.

Occupancy expense increased $486,000 or 56.4% to $1.3 million for the nine months ended June 30, 2006 from $861,000 for the prior year period. The increase primarily reflected depreciation of the Bank’s new corporate headquarters, which was completed in September 2005. Professional fees increased $281,000 to $518,000 for the nine months ended June 30, 2006 from $237,000 for the same period last year primarily due to additional auditing and legal expenses associated with the reporting requirements of the Company as a publicly-traded entity.

Income Tax Expense. The income tax benefit increased $266,000 to $284,000 for the nine month period ended June 30, 2006 from a tax benefit of $18,000 for the same period last year. The increase reflects the tax benefit associated with the contribution of $1.5 million to the Magyar Bank Charitable Foundation. The effective tax rate was 55.1% and 36.0% for the nine month periods ended June 30, 2006 and 2005, respectively. The difference in the effective tax rate in 2006 as compared to 2005 is primarily a result of the relative percentage of the permanent differences as compared to pretax income.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies

FASB 109, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. Additionally, if past administrative practices and precedents of the taxing authority are widely understood, those practices and precedents should be considered in an entity’s assessment of the more-likely-than-not criterion The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine month period ended June 30, 2006 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2006, the Company had commitments outstanding under letters of credit of $556,000, commitments to originate loans of $17.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $31.5 million. There has been no material change during the nine months ended June 30, 2006 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of June 30, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. The Company’s balance sheet at September 30, 2005 reflected sensitivity to decreases in market interest rate movements. In an effort to reduce the anticipated negative affect on earnings from decreases in market interest rates, interest rate floors with notional amounts of $10 million and $15 million were purchased in the three and nine months ending June 30, 2006, respectively.

Management of the Company believes that there has not been a material adverse change in market risk during the three or nine months ended June 30, 2006.

ITEM 3 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: August 14, 2006	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: August 14, 2006	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer