Form 10KSB
period 2006-09-30
Magyar Bancorp, Inc.
filed 2006-12-29
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 000-51726

Magyar Bancorp, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732) 342-7600
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The Registrant’s revenues for the fiscal year ended September 30, 2006 were $24.7 million.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 15, 2006 was $33.8 million. As of December 15, 2006, there were 5,923,742 shares issued and outstanding of the Registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☑

Magyar Bancorp, Inc.
Annual Report On Form 10-KSB
For The Fiscal Year Ended
September 30, 2006

PART I

ITEM 1.	Description of Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Magyar Bancorp, MHC

Magyar Bancorp, MHC is the New Jersey-chartered mutual holding company of Magyar Bancorp, Inc. Magyar Bancorp, MHC’s only business is the ownership of 54.03% of the outstanding shares of common stock of Magyar Bancorp, Inc. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. The executive office of Magyar Bancorp, MHC is located at 400 Somerset Street, New Brunswick, New Jersey 08903, and its telephone number is (732) 342-7600. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System, and the New Jersey Department of Banking and Insurance.

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2006, Magyar Bancorp, Inc. had consolidated assets of $434.2 million, total deposits of $325.6 million and stockholders’ equity of $48.2 million. Magyar Bancorp, Inc.’s net income for the fiscal year ended September 30, 2006 was $5,000. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08903, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System, and the New Jersey Department of Banking and Insurance.

On September 16, 2005, Magyar Bancorp, Inc. filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with Magyar Bancorp, Inc.’s offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on November 14, 2005. The offering was completed on January 23, 2006. In the offering, Magyar Bancorp, Inc. sold 2,618,550 shares of its common stock at a price of $10.00 per share, issued an additional 3,200,450 shares of its common stock to Magyar Bancorp, MHC, and contributed 104,742 shares to MagyarBank Charitable Foundation.

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to the New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our three branch offices located in North Brunswick, South Brunswick, and Branchburg, New Jersey. We opened our third branch office located in Branchburg, New Jersey on September 29, 2006. The telephone number at our main office is (732) 342-7600.

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate loans, commercial business loans, construction loans and securities. We also originate consumer loans, primarily secured demand loans. We originate loans primarily for our loan portfolio. However, from time to time we have sold some of our long-term fixed-rate residential mortgage loans into the secondary market, while retaining the servicing rights for such loans. Our revenues are derived principally from interest on loans and securities. Our investment securities consist primarily of mortgage-backed securities and U.S. Government and Federal Agency obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by both the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

Market Area

We are headquartered in New Brunswick, New Jersey, and our primary deposit market area is concentrated in the communities surrounding our headquarters branch and our branch offices located in Middlesex and Somerset County, New Jersey. Our primary lending market area is broader than our deposit market area and includes all of New Jersey. At September 30, 2006, 35.6% of our mortgage loan portfolio consisted of loans secured by real estate located in Middlesex and Somerset Counties in New Jersey.

The economy of our primary market area is diverse. It is largely urban and suburban with a broad economic base that is typical for counties surrounding the New York metropolitan area. Middlesex and Somerset Counties are projected to experience moderate population and household growth through 2010. These counties have an aging population base with the strongest growth projected in the 55-and-older age group and $50,000 or greater household income category.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2006 our market share of deposits was 0.16% of deposits in the State of New Jersey.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $143.2 million, or 40.7% of our total loans at September 30, 2006. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we intend to increase our origination and sale of 15- to 30-year, fixed-rate residential mortgage loans. No loans were held for sale at September 30, 2006. We also originate commercial real estate, commercial business and construction loans. At September 30, 2006, these loans totaled $68.6 million, $24.5 million and $90.3 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2006, home equity lines of credit and stock-secured demand loans totaled $10.8 million and $14.3 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

One-to four-family residential	$143,245	40.65%	$126,269	46.64%	$108,722	55.50%	$107,531	61.08%	$119,876	65.81%
Commercial real estate	68,567	19.46%	57,366	21.19%	19,935	10.18%	19,354	10.99%	17,574	9.65%
Construction	90,342	25.64%	44,418	16.41%	5,526	2.82%	5,188	2.95%	1,883	1.03%
Home equity lines of credit	10,843	3.08%	10,398	3.84%	9,065	4.63%	7,301	4.15%	6,963	3.82%
Commercial business	24,510	6.96%	17,413	6.43%	27,698	14.14%	9,630	5.47%	7,985	4.38%
Other	14,846	4.21%	14,862	5.49%	24,964	12.74%	27,042	15.36%	27,882	15.31%

Total loans receivable	$352,353	100.00%	$270,726	100.00%	$195,910	100.00%	$176,046	100.00%	$182,163	100.00%

Deferred loan costs (fees)	(492)		(280)		(19)		(128)		21
Allowance for loan losses	(3,892)		(3,129)		(2,341)		(2,150)		(1,926)

Total loans receivable, net	$347,969		$267,317		$193,550		$173,768		$180,258

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During		Weighted		Weighted		Weighted		Weighted
The Fiscal Years		Average		Average		Average		Average
Ending September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2007	$3,573	8.66%	$6,344	8.91%	$63,256	9.00%	$1,020	9.36%
2008	2,755	6.61%	1,199	8.46%	23,278	9.00%	570	7.92%
2009	1,238	5.48%	642	7.54%	3,310	8.25%	0	-
2010 to 2011	1,995	5.76%	1,304	7.21%	498	7.61%	18	9.75%
2012 to 2016	16,020	5.77%	4,031	7.21%	-	-	639	6.71%
2017 to 2020	22,586	5.12%	5,514	6.54%	-	-	0	-
2021 and beyond	95,078	5.63%	49,533	6.87%	-	-	8,596	7.77%

Total	$143,245	5.66%	$68,567	7.10%	$90,342	8.96%	$10,843	7.87%

	Commercial Business		Other		Total
Due During		Weighted		Weighted		Weighted
The Fiscal Years		Average		Average		Average
Ending September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2007	$15,280	8.78%	$12,997	7.39%	$102,470	8.75%
2008	2,280	8.43%	1,357	7.31%	31,439	8.64%
2009	300	8.14%	24	8.44%	5,514	7.54%
2010 to 2011	965	7.76%	49	12.46%	4,829	6.82%
2012 to 2016	4,536	7.38%	153	4.78%	25,379	6.30%
2017 to 2020	-	-	1	13.00%	28,101	5.40%
2021 and beyond	1,149	7.69%	265	6.09%	154,621	6.16%

Total	$24,510	8.39%	$14,846	7.35%	$352,353	7.11%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2006 that are contractually due after September 30, 2007.

	Due After September 30, 2007
	Fixed	Adjustable	Total
	(In thousands)

One-to four-family residential	$92,421	$47,251	$139,672
Commercial real estate	9,323	52,900	62,223
Construction	-	27,086	27,086
Home equity lines of credit	-	9,823	9,823
Commercial Business	2,772	6,458	9,230
Other	256	1,593	1,849

Total	$104,772	$145,111	$249,883

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2006, $143.2 million, or 40.7% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 97%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been originated for terms of up to 30 years and are currently offered for terms up to 40 years.

We also originate home equity loans secured by residences located in our market area. The underwriting standards we use for home equity loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is 90%. Home equity loans are generally offered with fixed rates of interest with the loan amount not to exceed $500,000 and with terms of up to 30 years.

Generally, all fixed-rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we intend to increase our origination and sale of fixed-rate residential mortgage loans. No loans were held for sale at September 30, 2006.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. At September 30, 2006, we had $6.5 million of purchased one-to four-family residential mortgage loans. No loans were purchased in the fiscal year ended September 30, 2006.

At September 30, 2006, we had $94.4 million of fixed-rate residential mortgage loans, which represented 65.9% of our total residential mortgage loan portfolio. At September 30, 2006, our largest fixed-rate residential mortgage loan was for $1.1 million. The loan was performing in accordance with its terms at September 30, 2006.

We also offer adjustable-rate residential mortgage loans with interest rates based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year, which adjusts either annually from the outset of the loan or which adjusts annually after a one-, three-, five- or seven-year initial fixed-rate period. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. We also offer adjustable-rate mortgage loans with an interest rate based on the prime rate as published in The Wall Street Journal or the Federal Home Loan Bank of New York advance rates.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing. However, these loans have other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. The maximum periodic and lifetime interest rate adjustments also may limit the effectiveness of adjustable-rate mortgage loans during periods of rapidly rising interest rates.

At September 30, 2006, adjustable-rate residential mortgage loans totaled $48.8 million, or 34.1% of our total residential mortgage loan portfolio. Of these loans, $15.9 million were interest-only loans originated with an average loan-to-value of 69.1%. At September 30, 2006, our largest adjustable-rate residential mortgage loan was for $1.2 million. The loan was performing in accordance with its terms at September 30, 2006.

In an effort to provide financing for low- and moderate-income home buyers, we offer low-to-moderate income residential mortgage loans. These loans are offered with fixed rates of interest and terms of up to 40 years, and are secured by one-to four-family residential properties. All of these loans are originated using underwriting guidelines of U.S. government sponsored agencies such as Freddie Mac or Fannie Mae. These loans are originated with maximum loan-to-value ratios of 97%, which is higher than the maximum loan-to-value ratios of our standard one- to four-family mortgage loans. In addition, we have a small portfolio of Veterans Administration (VA) and Federal Housing Administration (FHA) loans. Private mortgage insurance is required on all such loans. At September 30, 2006, we had $18,000 of VA loans and $2,000 in FHA loans.

All residential mortgage loans we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if the borrower sells or otherwise disposes of the real property securing the mortgage loan. All borrowers are required to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance on properties securing real estate loans.

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2006, $68.6 million, or 19.5%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years, provided adjustable rate periods limit the initial payment period to no more than five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

We consider a number of factors when we originate commercial real estate loans. During the underwriting process we evaluate the business qualifications and financial condition of the borrower, including credit history, profitability of the property being financed, as well as the value and condition of the mortgaged property securing the loan. When evaluating the business qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure it is at least 120% of the monthly debt service. We require personal guarantees on all commercial real estate loans made to individuals. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. All borrowers are required to obtain title, fire and casualty insurance and, if warranted, flood insurance.

Loans secured by commercial real estate generally are larger than residential mortgage loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $5.9 million. At September 30, 2006, our largest commercial real estate loan was $3.0 million and was secured by a medical daycare facility. At September 30, 2006, with the exception of one $1.9 million loan 90 days past due and still accruing, all loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, townhomes, condominiums, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.

At September 30, 2006, construction loans for the development of one-to four-family residential properties totaled $53.1 million, or 15.1% of total loans. These construction loans have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition funds are limited to 50% to 75% of the sale price of the land. Site improvement funds are limited to 100% of the bonded site improvement costs. Construction funds are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2006, construction loans for the development of townhomes, condominiums and apartment buildings totaled $26.8 million, or 7.6% of total loans. These construction loans also have a maximum term of 24 months. We generally require that a commitment for permanent financing be in place prior to closing construction loans. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. In addition, the property must maintain a debt service coverage ratio of 120%. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2006, construction loans for the development of commercial properties totaled $10.5 million, or 3.0% of total loans. These construction loans also have a maximum term of 36 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. In addition, the property must maintain a debt service coverage ratio of 120%.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $5.9 million. At September 30, 2006, our largest outstanding construction loan balance was for $4.2 million. The loan was secured by seven unimproved residential lots located in Rumson, New Jersey. This loan was performing according to its terms at September 30, 2006. At September 30, 2006, with the exception of four residential construction loans to builder Kara Homes, Inc. in the aggregate amount of $5.1 million (see Item 7. Management’s Discussion and Analysis or Plan of Operations), all of our construction loans were performing in accordance with their terms.

Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also engage an outside engineering firm to review and inspect each property before disbursement of funds during the term of a construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. We require a personal guaranty from each principal of all of our construction loan borrowers.

Construction lending is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if our estimate of the value of the completed property is inaccurate, our construction loan may exceed the value of the collateral.

Commercial Business Loans. At September 30, 2006, our commercial business loans totaled $24.5 million, or 7.0% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 15 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are based on the prime rate as published in The Wall Street Journal.

When making commercial business loans, we consider the financial strength of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value and type of the collateral. Commercial business loans generally are secured by a variety of collateral, primarily accounts receivable, inventory, equipment, savings instruments and readily marketable securities. In addition, we generally require the business principals to execute personal guarantees.

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay the loan from his or her employment income, and which are secured by real property with ascertainable value, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the repayment of commercial business loans may depend substantially on the success of the borrower’s business. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We try to minimize these risks through our underwriting standards. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $5.9 million currently. At September 30, 2006, our largest commercial business loan was a $2.8 million loan to a manufacturing company and was secured by business assets and real estate located in our primary market area. This loan was performing according to its terms at September 30, 2006. At September 30, 2006, all of our commercial business loans were performing in accordance with their terms with the exception of a $165,000 loan to a wholesale supply company and a $23,000 credit line to an event planner.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2006, these loans totaled $10.8 million, or 3.1% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 90%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

We also originate loans secured by the common stock of publicly traded companies, provided their shares are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market, and provided the company is not a banking company. Stock-secured loans are interest-only and are offered for terms up to twelve months and for adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal. The loan amount is not to exceed 70% of the value of the stock securing the loan at any time.

At September 30, 2006, stock-secured consumer demand loans totaled $14.3 million, or 4.1% of our total loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2006, $14.0 million, or 4.0% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2006, the aggregate loan-to-value ratio of the stock-secured portfolio was 32.0%.

Loan Originations, Purchases, Participations and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates.

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we intend to increase our origination and sale of fixed-rate residential loans. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans without recourse. No loans were held for sale at September 30, 2006.

At September 30, 2006, we were servicing loans sold in the amount of $12.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2006, we had $19.3 million of loan participation interests in which we were the lead lender, and $6.7 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. We have the right to repurchase any or all portions of the participations at our discretion. All loan participations are loans secured by real estate or stock certificates that adhere to our loan policies. We have not experienced any loan losses in our loan participations portfolio.

During the fiscal year ended September 30, 2006, we originated $29.7 million of fixed-rate and adjustable-rate one- to four-family residential mortgage loans, of which $29.3 million were retained by us. The fixed-rate loans retained by us consisted primarily of loans with terms of 30 years or less. We also originated $24.3 million of commercial real estate, $77.8 million of construction loans, and $15.4 million of commercial business loans during the fiscal year ended September 30, 2006.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2006, we had $6.5 million of one-to four-family residential mortgage loans that were purchased from other lenders. No loans were purchased in the fiscal year ended September 30, 2006.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. In the approval process for loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess an individual borrower’s ability to repay, we review income and expense, employment and credit history. To assess a business entity’s ability to repay, we review financial statements (including balance sheets, income statements and cash flow statements), rent rolls, other debt service, and projected income and expense.

We generally require appraisals for all real estate securing loans. Appraisals are performed by independent licensed appraisers who are approved annually by our Board of Directors. We require borrowers to obtain title, fire and casualty, general liability, and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan. For construction loans, we require a detailed plan and cost review, to be reviewed by an outside engineering firm, and all construction-related state and local approvals necessary for a particular project.

Our loan approval policies and limits are established by our Board of Directors. All loans are approved in accordance with the loan approval policies and limits. Lending authorities are approved annually by the Board of Directors, and Magyar Bank lending staff members are authorized to approve loans up to their lending authority limits, provided the loan meets all of our underwriting guidelines.

Loan requests for aggregate borrowings up to $1.5 million must be approved by Magyar Bank’s Chief Lending Officer or President. Other members of our lending staff have lesser amounts of lending authority based on their experience as lending officers. Loan requests for aggregate borrowings up to $2.0 million must be approved by Magyar Bank’s Management Loan Committee. The Management Loan Committee is comprised of the President, Chief Lending Officer, Chief Financial Officer and various bank officers appointed by the Board of Directors. A quorum of three members including either the President or the Chief Lending Officer is required for all Management Loan Committee meetings. The Directors Loan Committee and the Board of Directors must approve all loan requests for aggregate borrowings in excess of $2.0 million.

Asset Quality

We commence collection efforts when a loan becomes 15 days past due with system-generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are delinquent for more than three months. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.

A summary report of all loans 30 days or more past due is provided to the Board of Directors on a monthly basis. If no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$56	$188	$153	$178	$155
Commercial real estate	-	-	-	-	-
Construction	5,135	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial Business	188	387	94	-	-
Other	-	2	-	-	-

Total	5,379	577	247	178	155

Accruing loans three months or more past due:
One-to four-family residential	88	205	-	-	-
Commercial real estate	1,933	257	-	-	-
Construction	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial Business	-	-	-	-	-
Other	-	1	-	3	-

Total loans three months or more past due	2,021	463	-	3	-

Total non-performing loans	$7,400	$1,040	$247	$181	$155

Foreclosed real estate	-	-	-	-	-
Other non-performing assets	-	-	-	-	-

Total non-performing assets	$7,400	$1,040	$247	$181	$155

Ratios:
Total non-performing loans to total loans	2.10%	0.38%	0.13%	0.10%	0.09%
Total non-performing loans to total assets	1.70%	0.29%	0.09%	0.07%	0.06%
Total non-performing assets to total assets	1.70%	0.29%	0.09%	0.07%	0.06%

At September 30, 2006, our portfolio of commercial business, commercial real estate and construction loans totaled $183.4 million, or 52.1% of our total loans, compared to $119.2 million, or 44.0% of our total loans, at September 30, 2005. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, at September 30, 2006, our non-performing loans increased to $7.4 million from $1.0 million at September 30, 2005 and $247,000 at September 30, 2004, reflecting our increased originations of these loans (See Item 6. - Management’s Discussion and Analysis or Plan of Operation).

Additional interest income of approximately $49,000 and $26,000 would have been recorded during the fiscal years ended September 30, 2006 and 2005, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms. No interest income was recorded on non-accrual loans more than three months delinquent for the fiscal years ended September 30, 2006 and 2005, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2006
One-to four-family residential	-	$-	3	$144	3	$144
Commercial real estate	-	-	1	1,933	1	1,933
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	188	3	188
Other	-	-	1	0	1	0
Total	-	$-	8	$2,265	8	$2,265

At September 30, 2005
One-to four-family residential	2	$50	6	$393	8	$443
Commercial real estate	-	-	1	$257	1	257
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	4	387	4	387
Other	1	220	4	3	5	223
Total	3	$270	15	$1,040	18	$1,310

At September 30, 2004
One-to four-family residential	5	$586	3	$153	8	$739
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	3	1,628	1	94	4	1,722
Other	3	70	-	-	3	70
Total	11	$2,284	4	$247	15	$2,531

At September 30, 2003
One-to four-family residential	2	$466	3	$178	5	$644
Commercial real estate	-	-		-	-	-
Construction	-	-		-	-	-
Home equity lines of credit	-	-		-	-	-
Commercial business	1	106		-	1	106
Other	1	5	1	3	2	8
Total	4	$577	4	$181	8	$758

At September 30, 2002
One-to four-family residential	1	$96	3	$155	4	$251
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	1	$96	3	$155	4	$251

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At September 30, 2006, we held no real estate owned.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2006, classified assets consisted of $938,000 of special mention assets, $5.4 million of substandard assets, $20,000 of doubtful assets and $165,000 of loss assets.

We are required to establish an allowance for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation which can direct us to establish additional general or specific loss allowances.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2006 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Fiscal Years Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$3,129	$2,341	$2,150	$1,926	$1,649

Charge-offs:
One-to four-family residential	13	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity lines of credit	2	-	-	-	-
Commercial business	180	94	-	-	-
Other	3	9	11	6	-
Total charge-offs	198	103	11	6	-

Recoveries:
One-to four-family residential	-		-	-	-
Commercial real estate	-		-	-	-
Construction	-		-	-	-
Home equity lines of credit	-		-	-	-
Commercial business	-		-	-	-
Other	-	-	-	-	-
Total recoveries	-	-	-	-	-

Net charge-offs	198	103	11	6	-
Provision for loan losses	961	891	202	230	277

Balance at end of period	$3,892	$3,129	$2,341	$2,150	$1,926

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.05%	0.01%	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of period (1)	52.59%	NM	NM	NM	NM
Allowance for loan losses to total loans at end of period	1.11%	1.16%	1.20%	1.22%	1.06%

(1)	“NM” indicates ratio is not meaningful.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

		Percent of
		Loans in
		Category to
	Amount	Total Loans
	(Dollars in thousands)
At September 30, 2006
One-to four-family residential	$327	40.65%
Commercial real estate	601	19.46%
Construction	1,519	25.64%
Home equity lines of credit	82	3.08%
Commercial business	1,153	6.96%
Other	210	4.21%
Unallocated	-	0.00%
Total allowance for loan losses	$3,892	100%

At September 30, 2005
One-to four-family residential	$312	46.64%
Commercial real estate	615	21.19%
Construction	845	16.41%
Home equity lines of credit	82	3.84%
Commercial business	815	6.43%
Other	193	5.49%
Unallocated	267	0.00%
Total allowance for loan losses	$3,129	100%

At September 30, 2004
One-to four-family residential	$281	55.50%
Commercial real estate	857	10.17%
Construction	56	2.82%
Home equity lines of credit	222	4.63%
Commercial business	721	14.14%
Other	170	12.74%
Unallocated	34	0.00%
Total allowance for loan losses	$2,341	100%

At September 30, 2003
One-to four-family residential	$196	61.08%
Commercial real estate	822	10.99%
Construction	301	2.95%
Home equity lines of credit	190	4.15%
Commercial business	426	5.47%
Other	164	15.36%
Unallocated	51	0.00%
Total allowance for loan losses	$2,150	100%

At September 30, 2002
One-to four-family residential	$230	65.81%
Commercial real estate	717	9.65%
Construction	102	1.03%
Home equity lines of credit	180	3.82%
Commercial business	268	4.38%
Other	146	15.31%
Unallocated	283	0.00%
Total allowance for loan losses	$1,926	100%

Investments

Our Board of Directors has adopted our Investment Policy. This policy determines the types of securities in which we may invest. The Investment Policy is reviewed annually by the Board of Directors and changes to the policy are recommended to and subject to approval by our Board of Directors. While general investment strategies are developed by the Asset and Liability Committee, the execution of specific actions rests primarily with our President and our Chief Financial Officer. They are responsible for ensuring the guidelines and requirements included in the Investment Policy are followed and all prudent securities are considered for investment. They are authorized to execute transactions that fall within the scope of the established Investment Policy up to $2.5 million per transaction individually or $5.0 million per transaction jointly. Investment transactions in excess of $5.0 million must be approved by the Asset and Liability Committee. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.

Our investments portfolio may include U.S. Treasury obligations, debt and equity securities issued by various federal agencies, including Fannie Mae and Freddie Mac, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and municipal securities. In addition, we may invest in equity securities subject to certain limitations and not in excess of Magyar Bank’s Tier 1 capital.

The Investment Policy requires that securities transactions be conducted in a safe and sound manner, and purchase and sale decisions be based upon a thorough analysis of each security to determine its quality and inherent risks and fit within our overall asset/liability management objectives. The analysis must consider the effect of an investment or sale on our risk-based capital and prospects for yield and appreciation.

At September 30, 2006, our securities portfolio totaled $42.1 million, or 9.7% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2006, $23.9 million of our securities were classified as held-to-maturity and reported at amortized cost, and $18.2 million were classified as available-for-sale and reported at fair value. At September 30, 2006, we held no investment securities classified as held-for-trading.

U.S. Government and Federal Agency Obligations. At September 30, 2006, our U.S. Government and Federal Agency securities portfolio totaled $2.2 million, or 5.1% of our total securities portfolio. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2006, the fair market value of our mortgage-backed securities, including CMOs, was $37.1 million, or 89.3% of our total securities portfolio. Included in this balance was $1.7 million of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “AAA” by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

Mortgage-backed pass through securities are created by pooling mortgages and issuing a security with an interest rate less than the interest rate on the underlying mortgages. Mortgage-backed pass through securities represent a participation interest in a pool of single-family or multi-family mortgages. As loan payments are made by the borrowers, the principal and interest portion of the payment is passed through to the investor as received. CMOs are also backed by mortgages. However they differ from mortgage-backed pass through securities because the principal and interest payments on the underlying mortgages are structured so that they are paid to the security holders of pre-determined classes or tranches at a faster or slower pace. The receipt of these principal and interest payments, which depends on the estimated average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. Mortgage-backed securities and CMOs generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.

Mortgage-backed securities present a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments that can change the net yield on the securities. There is also reinvestment risk associated with the cash flows from such securities or if the securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Our mortgage-backed securities portfolio had a weighted average yield of 4.57% at September 30, 2006. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2006 was $37.1 million, which was $0.8 million less than the amortized cost of $37.9 million.

Corporate Notes. At September 30, 2006, we held no corporate notes. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2006, our equity securities totaled $142,000, or 0.3%, of our total securities portfolio and consisted of a mutual fund which invests primarily in mortgage-backed securities. All of our equity securities were classified as available-for-sale at September 30, 2006. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value and fluctuation in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Municipal Securities. At September 30, 2006, we held $2.2 million in bonds issued as general obligation or revenue bonds by states and political subdivisions, $2.1 million of which were classified as available for sale at fair value and $137,000 of which were classified as held to maturity at amortized cost. Although municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, we generally limit investments in municipal bonds to issues that are insured.

Securities Portfolios. The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
U.S. government and agency obligations	$-	$-	$4,000	$3,894	$5,498	$5,516
Municipal bonds	2,049	2,066	-	-	-	-
Corporate notes	-	-	-	-	2,002	2,007
Equity Securities	142	142	142	142	142	142
Mortgage-backed securities	16,258	15,961	17,047	16,566	23,841	23,506

Total securities available for sale	$18,449	$18,169	$21,189	$20,602	$31,483	$31,171

Securities held to maturity:
U.S. government and agency obligations	$2,157	$2,105	$4,313	$4,266	$7,423	$7,445
Municipal bonds	137	145	-	-	-	-
Corporate notes	-	-	2,001	2,015	2,005	2,097
Mortgage-backed securities	21,601	21,108	27,955	27,572	33,187	33,315

Total securities held to maturity	$23,895	$23,358	$34,269	$33,853	$42,615	$42,857

Portfolio Maturities and Yields. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal bond yields have been adjusted to a tax-equivalent basis.

			More Than One		More Than Five
			Year Through		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency obligations	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
Municipal Bonds	-	-%	-	-%	2,049	5.18%		-%	2,049	5.18%
Equity securities	142	5.13%	-	-%	-	-%		-%	142	5.13%
Mortgage-backed securities	-	-%	-	-%	5,277	4.67%	10,981	4.69%	16,257	4.69%

Total securities available for sale	$142	5.13%	$-	0.00%	$7,326	4.81%	$10,981	4.69%	$18,449	4.74%

Securities held to maturity:
U.S. government and agency obligations	$-	-%	$2,000	4.11%	$-	-%	$157	6.18%	$2,157	4.26%
Municipal Bonds	-	-%	-	-%	137	8.04%	-	-%	137	8.04%
Equity securities	-	-%	-	-%	-	-%	-	-%	-	-%
Mortgage-backed securities	109	5.01%	9,363	4.46%	3,183	4.39%	8,946	4.52%	21,601	4.48%

Total securities held to maturity	$109	5.01%	$11,363	3.67%	$3,319	4.54%	$9,103	4.45%	$23,895	4.48%

Total securities	$251	5.08%	$11,363	4.39%	$10,645	4.73%	$20,084	4.63%	$42,344	4.59%

Sources of Funds

General. Deposits, primarily certificates of deposit, have traditionally been the primary source of funds used for our lending and investment activities. We obtain certificates of deposit primarily through our branch network and to a lesser extent via the brokered CD market. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, income on other earning assets and stockholders’ equity. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also have the authority to accept brokered deposits and do so when attractive rates are available. At September 30, 2006, we had $11.6 million in brokered deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service, long-standing relationships with customers and an active marketing program are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2006, $175.4 million, or 53.9% of our deposit accounts, were certificates of deposit (including individual retirement accounts). We monitor activity in these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At September 30,
	2006			2005			2004
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Types:	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$20,491	6.29%	0.00%	$14,566	5.24%	0.00%	$9,925	4.43%	0.00%
Savings accounts	43,127	13.25%	1.14%	53,819	19.35%	1.05%	51,985	23.21%	0.50%
NOW accounts	30,519	9.37%	1.95%	28,149	10.12%	0.79%	24,548	10.96%	0.31%
Money market accounts	56,107	17.23%	4.09%	30,499	10.97%	1.97%	25,164	11.24%	0.88%
Certificates of deposit	149,811	46.01%	4.29%	126,165	45.37%	3.05%	89,487	39.95%	2.15%
Retirement accounts	25,547	7.85%	4.09%	24,892	8.95%	3.72%	22,865	10.21%	3.45%

Total deposits	$325,602	100.00%	3.33%	$278,090	100.00%	2.21%	$223,974	100.00%	1.46%

As of September 30, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $59.2 million. The following table sets forth the maturity of these certificates as of September 30, 2006 (in thousands):

Three months or less	$16,977
Over three months through six months	14,435
Over six months through one year	15,478
Over one year to three years	12,080
Over three years	208

Total	$59,177

At September 30, 2006, $141.8 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. The following table sets forth the interest-bearing deposit activities for the periods indicated.

	For The Years Ended September 30,
	2006	2005	2004
	(In thousands)

Beginning balance	$263,524	$214,049	$217,426
Net deposits (withdrawals) before interest credited	33,644	44,903	(6,705)
Interest credited	7,944	4,572	3,328

Ending balance	$305,111	$263,524	$214,049

Borrowings. Our borrowings consist of short- and long-term advances from and securities sold under agreements to repurchase with the Federal Home Loan Bank of New York. As of September 30, 2006, we had short-term and long-term advances from the Federal Home Loan Bank in the amount of $28.9 million and $19.1 million, respectively. In addition, our repurchase agreements totaled $5.0 million at September 30, 2006. These aggregate advances represented 13.7% of total liabilities and had a weighted average rate of 5.08%. As a member of the Federal Home Loan Bank of New York, we had an aggregate borrowing capacity of $80.7 million including repurchase agreements with the Federal Home Loan Bank. Our repurchase agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities in our consolidated balance sheets. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity or call period of the agreement.

Long term Federal Home Loan Bank of New York advances as of September 30, 2006 mature as follows (in thousands):

2007	$6,579
2008	1,022
2009	6,064
2010	456
2011	5,000

$19,121

Information concerning short term advances with the Federal Home Loan Bank of New York is summarized as follows:

	At September 30,
	2006	2005	2004
	(Dollars in thousands)

Balance at end of year	$28,875	$17,800	$-
Weighted average balance during the year	11,727	9,409	4,900
Weighted average interest rate at the end of year	5.51%	4.11%	1.25%
Maximum month-end balance during the year	28,875	22,100	11,500
Average interest rate during the year	4.81%	2.85%	1.52%

The outstanding securities sold under agreements to repurchase totaling $5.0 million at September 30, 2006 mature in 2008.

Subsidiary Activities

Magyar Bank organized Magbank Investment Company on August 15, 2006 as a New Jersey investment corporation subsidiary for the purpose of buying, selling and holding investment securities. The income earned on Magbank Investment Company’s investment securities is subject to a significantly lower state tax than that assessed on income earned on investment securities maintained at Magyar Bank.

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing Magyar Bank’s new main office. On January 24, 2006, Magyar Bank exercised a purchase option within its lease from Hungaria Urban Renewal, LLC allowing Magyar Bank to purchase the land and building from this entity. Magyar Bank acquired a 100% interest in Hungaria Urban Renewal, LLC, which will have no other business other than owning Magyar Bank’s main office site. As part of a tax abatement agreement with the City of New Brunswick, Magyar Bank’s new office will remain in Hungaria Urban Renewal, LLC’s name.

Magyar Service Corp., a New Jersey corporation, is a wholly owned subsidiary of Magyar Bank. Magyar Service Corp. offers Magyar Bank customers and others a complete range of non-deposit investment products and financial planning services, including insurance products, fixed and variable annuities, and retirement planning for individual and commercial customers.

Personnel

At September 30, 2006, we employed 89 full-time employees and 19 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Magyar Bancorp, Inc. and Magyar Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Magyar Bank’s federal tax returns are not currently under audit, and Magyar Bank has not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Magyar Bancorp, Inc. or Magyar Bank.

Method of Accounting. For federal income tax purposes, Magyar Bancorp, Inc. reports its income and expenses on the accrual method of accounting and will use a tax year ending September 30 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, Magyar Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for computing tax bad debt deductions for tax years after 1995, and required recapture into taxable income over a six-year period all applicable excess bad debt reserves accumulated after 1988.

Currently, Magyar Bank uses the reserve method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Magyar Bank failed to meet certain thrift asset and definitional tests.

At September 30, 2006, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Magyar Bancorp, Inc. and Magyar Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Magyar Bank had no loss carry forwards for federal income tax purposes that were generated in the tax year ended September 30, 2006.

Corporate Dividends-Received Deduction. Magyar Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Magyar Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from corporations owning less than 20% by the recipient corporation.

State Taxation

New Jersey State Taxation. The income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Magyar Bank, Magyar Service Corporation, and MagBank Investment Company file New Jersey corporate income tax returns. Magyar Bank, Magyar Service Corporation, and MagBank Investment Company are not currently under audit with respect to their New Jersey income tax returns nor have their respective state tax returns been audited for the past five years.

New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under recent tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return of the entire operations of the affiliated group or controlled group, including its own operations and income.

Delaware and New Jersey State Taxation. As a Delaware holding company not earning income in Delaware, Magyar Bancorp, Inc. is exempt from Delaware corporate income tax, but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

Magyar Bancorp, Inc. is subject to New Jersey corporate income taxes in the same manner as described above for Magyar Bank.

SUPERVISION AND REGULATION

General

Magyar Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund (“DIF”). Magyar Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the Federal Deposit Insurance Corporation as deposit insurer and its primary federal regulator. Magyar Bank must file reports with the Commissioner and the Federal Deposit Insurance Corporation concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the Federal Deposit Insurance Corporation conduct periodic examinations to assess Magyar Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Magyar Bancorp, Inc., as a bank holding company controlling Magyar Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”), and to the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Magyar Bank and Magyar Bancorp, Inc. are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Commissioner. Magyar Bancorp, Inc. is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in such laws and regulations, whether by the Commissioner, the Federal Deposit Insurance Corporation, the Federal Reserve Board or through legislation, could have a material adverse impact on Magyar Bank and Magyar Bancorp, Inc. and their operations and stockholders.

Certain of the laws and regulations applicable to Magyar Bank and Magyar Bancorp, Inc. are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

New Jersey Banking Regulation

Activity Powers. Magyar Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Magyar Bank, generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

•	certain types of corporate equity securities; and

•	certain other assets.

A savings bank may also make other investments pursuant to “leeway” authority that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and regulations. See “Federal Banking Regulation-Activity Restrictions on State-Chartered Banks” below.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Magyar Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Magyar Bank. See “Federal Banking Regulation-Prompt Corrective Action” below.

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including Magyar Bank, minimum capital requirements similar to those imposed by the Federal Deposit Insurance Corporation on insured state banks. See “Federal Banking Regulation-Capital Requirements.”

Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine Magyar Bank whenever it deems an examination advisable. The New Jersey Department of Banking and Insurance examines Magyar Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.

Federal Banking Regulation

Capital Requirements. Federal Deposit Insurance Corporation regulations require banks to maintain minimum levels of capital. The Federal Deposit Insurance Corporation regulations define two tiers, or classes, of capital.

Tier 1 capital is comprised of the sum of:

•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities;

•	non-cumulative perpetual preferred stock, including any related retained earnings; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses; and

•	up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair market values.

The allowance for loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets (as discussed below). Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. The Federal Deposit Insurance Corporation regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the Federal Deposit Insurance Corporation for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

The Federal Deposit Insurance Corporation regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item.

The federal banking agencies, including the Federal Deposit Insurance Corporation, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.

As of September 30, 2006, Magyar Bank was considered “well-capitalized” under Federal Deposit Insurance Corporation guidelines.

Activity Restrictions on State-Chartered Banks. Federal law and Federal Deposit Insurance Corporation regulations generally limit the activities and investments of state-chartered Federal Deposit Insurance Corporation-insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the Federal Deposit Insurance Corporation.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or the Federal Deposit Insurance Corporation regulations, an insured bank must seek approval from the Federal Deposit Insurance Corporation to make such investment or engage in such activity. The Federal Deposit Insurance Corporation will not approve the activity unless the bank meets its minimum capital requirements and the Federal Deposit Insurance Corporation determines that the activity does not present a significant risk to the Federal Deposit Insurance Corporation insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 million. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Magyar Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

Federal Home Loan Bank System. Magyar Bank is a member of the Federal Home Loan Bank system, which consists of twelve regional federal home loan banks, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The federal home loan banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the federal home loan banks. The federal home loan banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the federal home loan banks. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. Magyar Bank, as a member of the Federal Home Loan Bank of New York, is required to purchase and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to the greater of:

(i)	1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year;

(ii)	0.3% of its assets; or

(iii)	5% (or such greater fraction as established by the Federal Home Loan Bank of New York) of its advances from the Federal Home Loan Bank of New York.

As of September 30, 2006, Magyar Bank was in compliance with these requirements.

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured savings banks, including Magyar Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Prompt Corrective Action. The Federal Deposit Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The Federal Deposit Insurance Corporation, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Federal Deposit Insurance Corporation’s regulations define the five capital categories as follows:

An institution will be treated as “well-capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the Federal Deposit Insurance Corporation to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

•
its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

•	its total risk-based capital is less than 8%; or

•	its Tier 1 risk-based-capital is less than 4%; and

•	its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

An institution will be treated as “significantly undercapitalized” if:

•	its total risk-based capital is less than 6%;

•	its Tier 1 capital is less than 3%; or

•	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”

The Federal Deposit Insurance Corporation is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The Federal Deposit Insurance Corporation may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

•	existence of an unsafe or unsound condition to transact business;

•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

•
insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

As of September 30, 2006, Magyar Bank was in compliance with the Prompt Corrective Action rules.

Deposit Insurance. Deposit accounts at Magyar Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Magyar Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments and the Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the Federal Deposit Insurance Corporation is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the Bank Insurance Fund or Savings Association Insurance Fund.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. As a result of merger, the Bank Insurance Fund and the Savings Association Insurance Fund were abolished. The merger of the Bank Insurance Fund and the Savings Association Insurance Fund into the Deposit Insurance Fund does not affect the authority of the Financing Corporation to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.

On November 2, 2006, the Federal Deposits Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposits insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rate for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the fiscal year ending September 30, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to Magyar Bank of $203,000. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 as 1.25% of estimated insured deposits.

Transactions with Affiliates of Magyar Bank. Transactions between an insured bank, such as Magyar Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

•
limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favourable to the bank, as those that would be provided to a non-affiliate.

Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Standards. Federal Deposit Insurance Corporation regulations require Magyar Bank to disclose their privacy policy, including identifying with whom they share “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Magyar Bank to provide their customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Magyar Bank is required to provide its customers with the ability to “opt-out” of having Magyar Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Federal Deposit Insurance Corporation and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records, and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

On March 29, 2005, the federal banking regulators jointly issued guidance stating that financial institutions, such as Magyar Bank, should develop and implement a response program to address security breaches involving customer information, including customer notification procedures.

Community Reinvestment Act and Fair Lending Laws. All Federal Deposit Insurance Corporation insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighbourhoods. In connection with its examination of a state chartered savings bank, the Federal Deposit Insurance Corporation is required to assess the institution’s record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. We received a “satisfactory” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the Federal Deposit Insurance Corporation in 2001.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Deposit Insurance Corporation, as well as other federal regulatory agencies and the Department of Justice.

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Magyar Bank’s loans. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $250,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavourable features.

New Jersey Regulation. Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons, that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2006, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

The USA Patriot Act

The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, Magyar Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Magyar Bancorp, Inc. is subject to further reporting and audit requirements under the requirements of the Sarbanes-Oxley Act. Magyar Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the Federal Deposit Insurance Corporation for Magyar Bank. As of September 30, 2006, Magyar Bancorp, Inc.’s total capital and Tier 1 capital ratios would, on a pro forma basis, exceed these minimum capital requirements.

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See “Federal Banking Regulation—Prompt Corrective Action.” If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

As a bank holding company, Magyar Bancorp, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for Magyar Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

In addition, a bank holding company that does not elect to be a financial holding company under federal regulation, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services, or acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

Bank holding companies that elect to be a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Magyar Bancorp, Inc. has not elected to be a financial holding company, although it may seek to do so in the future. Bank holding companies may elect to become a financial holding company if:

•	each of its depository institution subsidiaries is “well capitalized;”

•	each of its depository institution subsidiaries is “well managed;”

•	each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination; and

•	the bank holding company has filed a certification with the Federal Reserve Board stating that it elects to become a financial holding company.

Under federal law, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default. This law would be applicable potentially to Magyar Bancorp, Inc. if it ever acquired as a separate subsidiary a depository institution in addition to Magyar Bank.

It has been the policy of many mutual holding companies to waive the receipt of dividends declared by its subsidiary. In connection with its approval of the reorganization, however, the Federal Reserve Board will require Magyar Bancorp, MHC to obtain prior Federal Reserve Board approval before it may waive any dividends. As of the date hereof, Federal Reserve Board policy is to prohibit a mutual holding company from waiving the receipt of dividends from its holding company or bank subsidiary, and management is not aware of any instance in which the Federal Reserve Board has given its approval for a mutual holding company to waive dividends. Additionally, under Federal Deposit Insurance Corporation policy, the cumulative amount of waived dividends, if any, must not be available for distribution to public stockholders. See “Supervision and Regulation-Holding Company Regulation.” It is not currently intended that Magyar Bancorp, MHC will waive dividends declared by Magyar Bancorp, Inc. as long as Magyar Bancorp, MHC is regulated by the Federal Reserve Board.

Conversion of Magyar Bancorp, MHC to Stock Form. Magyar Bancorp, MHC is permitted to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company may be formed as the successor to Magyar Bancorp, Inc. (the “New Holding Company”), Magyar Bancorp, MHC’s corporate existence would end, and certain depositors of Magyar Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Magyar Bancorp, MHC (“Minority Stockholders”) would be converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Magyar Bancorp, Inc. immediately before the Conversion Transaction, subject to any adjustment required by regulation or regulatory policy. The Federal Deposit Insurance Corporation will require that dividends waived by Magyar Bancorp, MHC be taken into account. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of Magyar Bancorp, Inc. common stock held by Minority Stockholders and the approval of a majority of the eligible votes of depositors of Magyar Bank.

New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms “company” and “bank holding company” as such terms are defined under the BHCA. Each bank holding company controlling a New Jersey-chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner.

Acquisition of Magyar Bancorp, Inc. Under federal law and under the New Jersey Banking Act, no person may acquire control of Magyar Bancorp, Inc. or Magyar Bank without first obtaining approval of such acquisition of control by the Federal Reserve Board and the Commissioner. See “Restrictions on Acquisition of Magyar Bancorp, Inc. and Magyar Bank.”

Federal Securities Laws. Magyar Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Magyar Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of the common stock sold in the stock offering did not cover the resale of the shares. Shares of the common stock purchased by persons who are not affiliates of Magyar Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Magyar Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Magyar Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Magyar Bancorp, Inc. who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Magyar Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. Provision may be made in the future by Magyar Bancorp, Inc. to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Risk Factors

Changes in Interest Rates May Hurt our Profits and Asset Values.

Our earnings largely depend on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. While we have taken steps to attempt to reduce our exposure to increases in interest rates, historically our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. Likewise, in a period of falling interest rates, the interest expense paid on our liabilities may not decrease as rapidly as the interest income received on our assets. See “Management’s Discussion and Analysis or Plan of Operation-Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2006, the fair value of our total securities portfolio was $41.5 million. Unrealized net losses on securities totaled $816,000 on a pre-tax basis at September 30, 2006.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2006, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $24,000, or 0.18%, increase in net interest income in the first year following the change in interest rates, and a $992,000, or 7.19%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2006, in the event of an immediate 200 basis point decrease in interest rates, the model projects that we would experience a $251,000, or 1.82%, decrease in net interest income in the first year following the change in interest rates, and a $14,000, or 0.10%, decrease in net interest income in the second year following the change in interest rates. See “Management’s Discussion and Analysis or Plan of Operation.”

At September 30, 2006, our securities available-for-sale portfolio totaled $18.2 million, which included $16.0 million of mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

A Significant Portion of Our Commercial Business, Commercial Real Estate and Construction Loan Portfolio Has Been Originated in the Last Three Years.

Our portfolio of commercial business, commercial real estate and construction loans has grown from $34.2 million at September 30, 2003 to $183.4 million at September 30, 2006. Accordingly, a large portion of this loan portfolio does not provide a significant payment history pattern that can be used to evaluate ongoing credit risk. Therefore, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business, Commercial Real Estate and Construction Loans, Our Lending Risk Will Increase.

At September 30, 2006, our portfolio of commercial business, commercial real estate and construction loans totaled $183.4 million, or 52.1% of our total loans, compared to $119.2 million or 44.0% of our total loans at September 30, 2005, $53.2 million or 27.1% of our total loans at September 30, 2004, and $34.2 million, or 19.4% of our total loans at September 30, 2003. It is our intent to continue to emphasize the origination of these loans. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2006, our non-performing loans increased to $7.4 million from $1.0 million at September 30, 2005, reflecting our increased originations of these loans. In addition, because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans can be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business, commercial real estate and construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business, commercial real estate or construction loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

Our Profits Have Declined over the Past Three Years, and May Not Improve in the Foreseeable Future.

Over the past three years our earnings have declined as a direct result of our branch expansion, the relocation of our headquarters office, and the addition of experienced senior lending and administrative personnel. We plan to add additional new branches. It is possible that our business plan will not succeed, or that our new branches, when added, will not become profitable. Accordingly, we may not experience any improvement in our net income in the near future as a result of these efforts.

A Downturn in the New Jersey Economy or a Decline in Real Estate Values Could Reduce Our Profits.

Virtually all of our real estate loans are secured by real estate in New Jersey. At September 30, 2006, loans secured by real estate, including home equity loans and lines of credit, represented 88.8% of our total loans. As a result of this concentration, a downturn in this market area could cause significant increases in nonperforming loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our profits. In recent years, there have been significant increases in real estate values in our market area. As a result of rising home prices, our seasoned loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Business of Magyar Bank-Market Area.”

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 1.11% of total loans and 52.59% of non-performing loans at September 30, 2006. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2006.

Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.

Our Return on Equity Will Be Low Compared to Other Financial Institutions. This May Negatively Affect the Price of Our Common Stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. We expect our return on equity to remain below the industry average until we are able to leverage the additional capital we receive from our recent public offering. Our return on equity will be reduced by the capital raised in the stock offering, higher expenses from the costs of being a public company, and added expenses associated with our employee stock ownership plan and the stock-based incentive plan we intend to adopt. For the year ended September 30, 2006, our return on average equity was 0.01%, compared to a return on average equity of 2.33% for all publicly traded financial institutions organized in the mutual holding company form. Until we can leverage the new capital and increase our net interest income and other income, we expect our return on equity to be below the industry average, which may reduce the market value of our common stock.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of Magyar Bank-Competition.”

If We Declare Dividends on Our Common Stock, Magyar Bancorp, MHC will be Prohibited From Waiving the Receipt of Dividends by Current Federal Reserve Board Policy, Which May Result in Lower Dividends for All Other Stockholders.

The Board of Directors of Magyar Bancorp, Inc. will have the authority to declare dividends on its common stock, subject to statutory and regulatory requirements. So long as Magyar Bancorp, MHC is regulated by the Federal Reserve Board, if Magyar Bancorp, Inc. pays dividends to its stockholders, it also will be required to pay dividends to Magyar Bancorp, MHC, unless Magyar Bancorp, MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a mutual holding company to waive dividends declared by its subsidiary. Accordingly, because dividends will be required to be paid to Magyar Bancorp, MHC along with all other stockholders, the amount of dividends available for all other shareholders will be less than if Magyar Bancorp, MHC were permitted to waive the receipt of dividends.

ITEM 2.	Description of Property

The following table provides certain information with respect to our four banking offices as of September 30, 2006:

		Original Year	Year of
Location	Leased or Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	-
New Brunswick, New Jersey

Full - Service Branches:
582 Milltown Road	Leased	2002	2012
North Brunswick, New Jersey

3050 Highway No. 27	Owned	1969	-
South Brunswick, New Jersey

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey

89 French Street	Leased	2006	2011
New Brunswick, New Jersey
(Scheduled to open during the first calendar quarter of 2007)

The net book value of our premises, land and equipment was approximately $21.7 million at September 30, 2006.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market for Common Stock

Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” Magyar Bancorp, MHC owns 3,200,450 shares, or 54.03% of our outstanding shares of common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2006 was 1,500. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for the period ended September 30, 2006. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. Accordingly, no information prior to that date is available. The following information was provided by the NASDAQ Stock Market.

2006	High	Low	Dividends

Quarter ended September 30, 2006	$13.60	$11.13	$-
Quarter ended June 30, 2006	12.00	10.75	-
Quarter ended March 31, 2006	12.39	10.35	-

Dividend payments by Magyar Bancorp, Inc. are dependent primarily on dividends it receives from Magyar Bank, because Magyar Bancorp, Inc. will have no source of income other than dividends from Magyar Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Magyar Bancorp, Inc., and interest payments with respect to Magyar Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Description of Business- Supervision and Regulation- New Jersey Banking Regulation- Dividends.”

At September 30, 2006, there were no compensation plans under which equity securities of Magyar Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

(b)	Not applicable.

(c)	Magyar Bancorp, Inc. did not repurchase any shares of its common stock during the relevant period.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

Overview

Magyar Bancorp, Inc. (the “Company”) is a Delaware-chartered mid-tier stock holding company whose most significant business activity is owning 100% of the common stock of Magyar Bank. Magyar Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, into one-to four-family residential mortgage loans, multi-family and commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and construction loans. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

In connection with the completion of our initial public stock offering on January 23, 2006, Magyar Bancorp, Inc. sold 2,618,550 shares of common stock, or 44.20% of its outstanding common stock, at a price of $10.00 per share, to subscribers in the offering. Magyar Bancorp, MHC, the Company’s New Jersey-chartered mutual holding company parent, holds 3,200,450 shares, or 54.03%, of the Company’s outstanding common stock. The Company also contributed $500,000 in cash and issued 104,742 shares of common stock, or 1.77% of its outstanding shares, to the MagyarBank Charitable Foundation. Net proceeds from the initial offering were $25.8 million (including $1.0 million in stock contributed to the charitable foundation) of which the Company contributed $12.4 million to Magyar Bank.

During the year ended September 30, 2006, we grew net loans $80.7 million, or 30.2%. We attribute this growth to an expanding referral network and reputation resulting from our continued focus on originating commercial real estate, commercial business, construction, and residential mortgage loans. Deposits increased $47.5 million, or 17.1%, during the year ended September 30, 2006. We attribute this growth to the attractiveness of our promotional certificates of deposit and money market accounts as well as the expansion of our commercial relationships, which tend to hold larger deposit balances. In addition to an expanding referral network for deposits, we have been implementing a strategy to increase deposits from our current depositor base through relationship products and pricing and targeted marketing campaigns.

We reported net income of $5,000 for the year ended September 30, 2006. Net income was adversely affected by a $1.5 million pre-tax charitable contribution we made to the MagyarBank Charitable Foundation.

Our net interest margin increased to 3.62% for the year ended September 30, 2006 from 3.36% for the year ended September 30, 2005 and our net interest spread increased to 3.34% for the year ended September 30, 2006 from 3.26% for the year ended September 30, 2005. We attribute the increase in margin and spread to the growth in our loan portfolio, specifically in prime-based loans, the capital we raised in the stock offering, and the redeployment of investment amortizations, maturities and sales into higher-yielding loans.

Throughout 2007, we expect to continue with our strategy of diversifying our balance sheet with higher concentrations in commercial real estate, construction, and commercial business loans.

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

The allowance for loan losses is the amount estimated by management as necessary to cover credit losses in the loan portfolio both probable and reasonably estimable at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. Due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses, the methodology for determining the allowance for loan losses is considered a critical accounting policy by management

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

Actual loan losses may be significantly greater than the allowances we have established, which could have a material negative effect on our financial results.

Comparison of Financial Condition at September 30, 2006 and September 30, 2005

Total Assets. Total assets increased $74.5 million, or 20.7%, to $434.2 million at September 30, 2006 from $359.7 million at September 30, 2005, due to significant growth in loans receivable, partially offset by a decrease in securities available-for-sale and securities held-to-maturity.

Loans Receivable. Net loans receivable increased $80.7 million, or 30.2%, to $348.0 million at September 30, 2006 from $267.3 million at September 30, 2005. During the year ended September 30, 2006, construction loans led the increase in net loans receivable with growth of 103.4% or $45.9 million to $90.3 million from $44.4 million at September 30, 2005. One-to four-family residential mortgage loans and commercial real estate loans increased $17.0 million, or 13.4%, and $11.2 million, or 19.5%, during the period to $143.2 million and $68.6 million, respectively. In addition, commercial business loans increased $7.1 million, or 40.8%, to $24.5 million. The increase in loans receivable was partially offset by $2.8 million in sales of one-to four-family residential mortgage loans and provisions for loan losses of $961,000.

At September 30, 2006, the significant loan categories in terms of the percent of total loans were 40.7% in one-to four-family residential mortgage loans, 25.6% in construction loans and 19.5% in commercial real estate loans. The recent expansion of our construction lending department led to an increase in the percentage of construction loans from 16.4% at September 30, 2005 to 25.6% at September 30, 2006.

Our interest in loans on the Dwek Properties and Sugar Maple Estates (reported in our Current Report on Form 8-K dated June 27, 2006) remained at $721,000 and $4.2 million, respectively, at September 30, 2006. The purpose of the smaller loan was for the acquisition and development of an approved building lot located in Farmingdale, New Jersey into a commercial retail center. The total mortgage loan was approved for $1.2 million and the outstanding principal balance on this loan was $721,000 as of September 30, 2006. We have entered into an agreement with the fiduciary agent handling Dwek’s affairs to complete the minor items necessary to proceed with a pending sale of the property to an unrelated third party. The larger of the two loans is collateralized by six real estate lots located in Rumson, New Jersey. It was a $13.1 million participation loan with $5.5 million advanced of which our participation interest was $4.2 million as of September 30, 2006.

Payments on the Dwek Properties and Sugar Maple Estates loans were current at September 30, 2006 and as such, no reserve for uncollected interest had been established for the period. The loans have been classified by management as “Special Mention” and a portion of the existing reserves for loan loss equal to 5% of the principal outstanding on the loans has been allocated. Although we believe that these loans are well collateralized, there can be no assurance that losses will not occur or that significant additional expenses will not be incurred in the process of the resolution of the loans.

In October 2006, Kara Homes, Inc. (Kara Homes), one of our largest construction loan borrowers, filed for Chapter 11 bankruptcy (reported in our Current Report on Form 8-K dated October 10, 2006). Kara Homes' lending relationship with us consists of four construction loans with total outstanding balances of $7,575,000. Two of the four loans were participated with other banks, limiting our total lending relationship with Kara Homes to $5.1 million. The projects financed by us were for the completion of single family residential homes and were at various stages of completion at September 30, 2006.

Payments on the Kara Homes’ loans were current at September 30, 2006 and as such, no reserve for uncollected interest had been established for the period. However, the loans were designated non-accrual at September 30, 2006. The loans have been classified by management as “Substandard” and a portion of the existing reserves for loan loss equal to 11% of the principal outstanding on the loans has been allocated for potential losses on the projects. Although we believe that the reserve will be sufficient to absorb potential losses, there can be no assurance that additional losses will not occur or that significant additional expenses will not be incurred in the process of the resolution of the loans.

Total non-performing loans increased by $6.4 million to $7.4 million at September 30, 2006 from $1.0 million at September 30, 2005, primarily due to the four Kara Homes, Inc. loans. Non-accrual loans increased $4.8 million while loans past due three months increased $1.6 million at September 30, 2006. The ratio of non-performing loans to total loans was 2.1% at September 30, 2006 compared with 0.4% at September 30, 2005. The allowance for loan losses was $3.9 million or 52.6% of non-performing loans at September 30, 2006 compared with $3.1 million or 300.9% of non-performing loans at September 30, 2005. The allowance for loan losses was $3.9 million, or 1.1% of gross loans outstanding at September 30, 2006, as compared to $3.1 million, or 1.2% of gross loans outstanding at September 30, 2005.

Investment Securities. Investment securities decreased $12.8 million, or 23.3%, to $42.1 million at September 30, 2006 from $54.9 million at September 30, 2005. The decrease in our investment portfolio reflected the deployment of investment proceeds into new higher-yielding loans.

Securities available-for-sale decreased $2.4 million, or 11.8%, to $18.2 million at September 30, 2006 from $20.6 million at September 30, 2005. The decrease was the result of $3.9 million in sales of fixed-rate investment securities earning an average yield of 2.73%, $3.6 million in principal amortization and $2.5 million in maturities of mortgage-backed securities, offset by $7.6 million in purchases of mortgage-backed and investment securities.

In addition, securities held-to-maturity decreased $10.4 million, or 30.3%, to $23.9 million at September 30, 2006 from $34.3 million at September 30, 2005, resulting from $6.4 million in principal amortization and $4.0 million in maturities.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $3.8 million, or 65.3% to $9.6 million at September 30, 2006 from $5.8 million at September 30, 2005. The increase was the result of $3.6 million in additional purchases and a $223,000 increase in the cash surrender value of existing policies.

Deposits. Total deposits increased $47.5 million, or 17.1%, to $325.6 million at September 30, 2006. The increase was primarily the result of money market and certificate of deposit accounts, which increased $25.6 million, or 84.0%, to $56.1 million and $23.6 million, or 18.7%, to $149.8 million, respectively, at September 30, 2006. In addition, non-interest bearing demand accounts increased $5.9 million, or 40.7%, to $20.5 million. The growth in deposit accounts was partially offset by a $10.7 million, or 19.9%, decrease in savings accounts. The balance fluctuations within the deposits were attributable to higher interest rates offered on money market and certificate of deposit accounts than savings accounts.

Borrowed Funds. Borrowings from the Federal Home Loan Bank of New York increased $4.1 million, or 8.4% to $53.0 million at September 30, 2006 from $48.9 million at September 30, 2005. Proceeds from the additional borrowings were used to help fund the growth in loans.

Stockholders’ Equity. Stockholders’ equity increased $23.8 million, or 97.7%, to $48.2 million at September 30, 2006 from $24.4 million at September 30, 2005. The increase was attributable to a net increase in capital (net of stock acquired by our employee stock ownership plan) of $23.7 million in connection with the Company's initial public offering and a decrease in accumulated other comprehensive loss of $107,000. Other comprehensive losses due to unrealized losses on securities available-for-sale were due to increases in interest rates since the securities were purchased. Management has concluded that their investment securities, minimum pension liability, and interest rate derivatives do not have impairments that are considered other than temporary.

Comparison of Operating Results for the Years Ended September 30, 2006 and 2005

Net Income. Net income decreased $1.6 million to $5,000 for the year ended September 30, 2006 from $1.6 million for the year ended September 30, 2005. The current period’s results were negatively affected by a $1.5 million contribution to the Magyar Bank Charitable Foundation as part of the Company’s initial public offering. The net income for the year ended September 30, 2005 included a $2.9 million pre-tax gain resulting from the sale of our old main office.

Net Interest and Dividend Income. Net interest and dividend income increased $3.6 million, or 38.2%, to $13.2 million for the year ended September 30, 2006 from $9.6 million for the year ended September 30, 2005. Total interest and dividend income increased $8.0 million, or 51.5%, to $23.6 million for the year ended September 30, 2006 while total interest expense increased $4.4 million, or 72.5%, to $10.4 million.

Average Balance Sheet. The table on the following page presents certain information regarding our financial condition and net interest income for the years ended September 30, 2006 and 2005. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Years Ended September 30,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Yield / Cost	Average Balance	Interest Income/ Expense	Yield / Cost	Average Balance	Interest Income/ Expense	Yield / Cost

	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits	$2,441	$106	4.34%	$750	$18	2.40%	$5,578	$33	0.59%
Loans	311,706	21,520	6.90%	217,955	13,029	5.98%	178,304	9,627	5.40%
Securities
Taxable	47,048	1,801	3.83%	63,421	2,427	3.83%	75,824	2,888	3.81%
Tax-exempt	1,214	69	5.68%	149	13	8.52%	159	13	8.52%
FHLB of NY stock	2,408	119	4.94%	2,008	94	4.68%	1,641	27	1.65%
Total interest-earning assets	364,817	23,615	6.47%	284,284	15,581	5.48%	261,506	12,588	4.81%
Noninterest-earning assets	30,693			26,989			12,088
Total assets	$395,510			$311,272			$273,594

Interest-bearing liabilities:
Savings accounts (1)	$55,623	621	1.12%	$51,625	340	0.66%	$52,522	305	0.58%
NOW accounts (2)	70,470	1,681	2.39%	57,551	633	1.10%	50,990	238	0.47%
Time deposits (3)	166,118	6,192	3.73%	123,412	3,406	2.76%	111,988	2,677	2.39%
Total interest-bearing deposits	292,211	8,494	2.91%	232,588	4,379	1.88%	215,500	3,220	1.49%
Federal Home Loan Bank borrowings	39,172	1,829	4.67%	37,340	1,574	4.22%	22,833	1,039	4.55%
Loan payable	807	64	7.93%	965	67	6.94%	-	-	0.00%
Total interest-bearing liabilities	332,190	10,387	3.13%	270,893	6,020	2.22%	238,333	4,259	1.79%
Noninterest-bearing liabilities	24,509			16,582			12,541
Total liabilities	356,699			287,475			250,874
Retained earnings	38,811			23,797			22,720
Total liabilities and retained earnings	$395,510			$311,272			$273,594

Tax-equivalent basis adjustment		(20)			(4)			(4)
Net interest income		$13,208			$9,557			$8,325
Interest rate spread			3.34%			3.26%			3.02%
Net interest-earning assets	$32,627			$13,391			$23,173
Net interest margin			3.62%			3.36%			3.18%
Average interest-earning assets to average interest-bearing liabilities	109.82%			104.94%			109.72%

(1)	Includes passbook savings, money market passbook and club accounts.
(2)	Includes interest-bearing checking and money market accounts.
(3)	Includes certificates of deposits and individual retirement accounts.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by average volume). The volume column shows the effects attributable to changes in volume (changes in average volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Years Ended September 30,
	2006 vs. 2005			2005 vs. 2004
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$41	$47	$88	$(28)	$13	$(15)
Loans	5,606	2,885	8,491	2,141	1,261	3,402
Securities
Taxable	(627)	1	(626)	(473)	12	(461)
Tax-exempt	91	(35)	56	-	-	-
FHLB of NY stock	19	6	25	6	61	67
Total interest-earning assets	5,130	2,904	8,034	1,646	1,347	2,993

Interest-bearing liabilities:
Savings accounts (1)	26	255	281	(5)	40	35
NOW accounts (2)	142	906	1,048	31	364	395
Time deposits (3)	1,179	1,607	2,786	273	456	729
Total interest-bearing deposits	1,347	2,768	4,115	299	860	1,159
Federal Home Loan Bank borrowings	77	178	255	660	(125)	535
Loan payable	(11)	8	(3)	67	-	67
Total interest-bearing liabilities	1,413	2,954	4,367	1,026	735	1,761

Increase/decrease in tax equivalent
net interest income	$3,717	$(50)	$3,667	$620	$612	$1,232
Change in tax-equivalent basis adjustment			(16)			-

Increase/decrease in net interest income			$3,651			$1,232

(1)	Includes passbook savings, money market passbook and club accounts.
(2)	Includes interest-bearing checking and money market accounts.
(3)	Includes certificates of deposits and individual retirement accounts.

Interest Income. Interest income increased $8.0 million, or 51.5%, to $23.6 million for the year ended September 30, 2006 from $15.6 million for the prior year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $80.5 million to $364.8 million from $284.3 million. In addition, there was an improvement of 99 basis points in the average yield on such assets to 6.47% from 5.48%.

Interest income on loans increased 65.2% to $21.5 million for the year ended September 30, 2006 from $13.0 million for the prior year, reflecting a $93.8 million, or 43.0%, increase in the average balance of loans as well as a 92 basis point increase in the average yield on such loans to 6.90% from 5.98%. The improved yield on loans reflected the larger balance of higher-yielding commercial business, commercial real estate and construction loans, as well as an overall higher interest rate environment.

Interest earned on investment securities decreased 23.3% to $1.9 million for the year ended September 30, 2006 from $2.4 million a year earlier. The decrease was primarily due to a $15.3 million, or 24.1%, decrease in the average balance of such securities to $48.3 million from $63.6 million for the prior year. The decreased average balance of our investment securities reflected the deployment of proceeds from investment prepayments or repayments into higher-yielding loans. The average yield on investment securities increased 4 basis points from 3.84% for the year ended September 30, 2005 to 3.88% for the current year.

Interest Expense. Interest expense increased $4.4 million, or 72.5%, to $10.4 million for the year ended September 30, 2006 from $6.0 million for the year ended September 30, 2005. The increase in interest expense was primarily due to a $61.3 million, or 22.6%, increase in the average balance of interest-bearing liabilities to $332.2 million from $270.9 million. In addition, the average cost of such liabilities increased 91 basis points to 3.13% from 2.22% in the higher market interest rate environment.

The average balance of interest-bearing deposits increased $59.6 million to $292.2 million for the year ended September 30, 2006 from $232.6 million for the prior year while the average cost of such deposits increased 103 basis points to 2.91% from 1.88%. This resulted in a 94.0% increase in interest paid on deposits from $4.4 million for the year ended September 30, 2005 to $8.5 million for the year ended September 30, 2006. Interest paid on Federal Home Loan Bank advances increased $255,000 to $1.8 million for the year ended September 30, 2006 from $1.6 million for the prior year. The increase in advance interest expense was due to an increase in the average balance of such advances from $37.3 million to $39.2 million combined with a 45 basis point increase in the average cost of Federal Home Loan Bank advances to 4.67% for the year ended September 30, 2006 from 4.22% for the prior year. The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans.

Provision for Loan Losses. Management made a provision of $961,000 for the year ended September 30, 2006 compared with a $891,000 provision for the prior year. The increase in the provision in 2006 as compared to 2005 was due primarily to the overall growth of the loan portfolio and specifically the increase in the proportion of higher risk construction and commercial real estate loans in our portfolio. The allowance for loan losses increased to $3.9 million, or 1.1% of gross loans outstanding at September 30, 2006, from $3.1 million, or 1.2% of gross loans outstanding at September 30, 2005.

Other Income. Non-interest income decreased $2.7 million to $1.0 million for the year ended September 30, 2006 from $3.7 million for the year ended September 30, 2005. The decrease was primarily due to a $2.9 million gain on the sale of our old main office recorded during the year ended September 30, 2005.

Service charge income increased $204,000, or 36.0%, to $771,000 for the year ended September 30, 2006 from $567,000 for the year ended September 30, 2005 while other operating income increased $103,000, or 51.8%, to $302,000 from $199,000. The increase in service charge income reflected the addition of a consumer overdraft payment plan in May 2005. The increase in other operating income reflected a larger increase in the cash surrender value of Magyar Bank’s bank-owned life insurance for the year ended September 30, 2006 compared to the prior year.

Losses on the sales of $3.9 million in securities were $104,000 during the year ended September 30, 2006 compared with sales of $3.1 million resulting in a $6,000 loss for the year ended September 30, 2005.

Other Expenses. Non-interest expense increased $3.5 million to $13.3 million for the year ended September 30, 2006 from $9.8 million for the year ended September 30, 2005. The increase for the current year was primarily due to a $1.5 million contribution to the Magyar Bank Charitable Foundation in conjunction with the Company’s initial public offering on January 23, 2006.

Compensation and employee benefit expense rose 10.9% or $685,000 to $7.0 million from $6.3 million. This increase included $189,000 in ESOP expenses recorded during the year ended September 30, 2006. In addition, the increase also reflected staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs. The addition of these positions has enabled us to administer higher balances of loans and deposits.

Occupancy expense increased $798,000 or 67.8% to $2.0 million for the year ended September 30, 2006 from $1.2 million for the prior year period. The increase primarily reflected additional expenses related to the operation of our new corporate headquarters, which was completed in September 2005. Professional fees increased $323,000, or 83.5%, to $710,000 for the year ended September 30, 2006 from $387,000 for the year ended September 30, 2005 primarily due to additional auditing and legal expenses associated with the reporting requirements of the Company as a publicly-traded entity.

Income Tax (Benefit) Expense. The income tax benefit of $128,000 for the year ended September 30, 2006 reflected a decrease in income tax expense of $1.1 million from the $1.0 million income tax expense recorded for the year ended September 30, 2005. The effective tax rate was 104.1% and 37.9% for the years ended September 30, 2006 and 2005, respectively. The difference in the effective tax rate in 2006 as compared to 2005 was primarily a result of the relative percentage of the permanent differences, such as increases in the cash surrender value of bank-owned life insurance, as compared to pretax income.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset and Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset and Liability Committee meets at least on a quarterly basis to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the Federal Home Loan Bank of New York, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable rate home equity and short-term and medium-term fixed-rate commercial business loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. Finally, we have purchased interest rate floors to mitigate the impact of falling interest rates on our prime-based loans. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2006, the estimated changes in our net interest income for each of the next two years that would result from the designated instantaneous changes in the United States Treasury yield curve. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in Interest Rates	Estimated Net Interest Income (NII)	Estimated Increase (Decrease) in NII Year 1		Estimated NII	Estimated Increase (Decrease) in NII Year 2
(Basis Points) (1)	Year 1	Amount	Percent	Year 2	Amount	Percent
(Dollars in thousands)

+200	$13,827	$24	0.18%	$12,810	$(992)	-7.19%
Unchanged	13,802	—	—	13,627	(176)	-1.27%
-200	13,551	(251)	-1.82%	13,789	(14)	-0.10%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 3.0% of assets or greater. For the year ended September 30, 2006, our liquidity ratio averaged 5.6% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $6.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.2 million at September 30, 2006. At September 30, 2006, we also had the ability to borrow $80.7 million (including securities sold under agreements to repurchase) from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $53.0 million in advances outstanding. Finally, the brokered certificate of deposit market offers an additional option for wholesale funding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2006, we had $39.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $31.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2006 totaled $141.8 million, or 43.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the year ended September 30, 2006, we originated $147.0 million of loans and purchased $7.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $47.5 million for the year months ended September 30, 2006 and a net increase in total deposits of $54.1 million for the year ended September 30, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds. Federal Home Loan Bank advances totaled $53.0 million and $48.9 million at September 30, 2006 and September 30, 2005, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand. Our current asset/liability management strategy has been to fund variable, prime-based loans with Federal Home Loan Bank overnight advances.

Magyar Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, Magyar Bank exceeded all regulatory capital requirements. Magyar Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”

The net proceeds from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased net interest-earning assets and net income. However, due to the increase in equity resulting from the net proceeds raised in the offering, return on equity has and will continue to be adversely affected following the offering.

Bank owned life insurance is a tax-advantaged financing transaction that is used to offset employee benefit plan costs. Policies are purchased insuring directors and officers of Magyar Bank using a single premium method of payment. Magyar Bank is the owner and beneficiary of the policies and records tax-free income through cash surrender value accumulation. We have minimized our credit exposure by choosing carriers that are highly rated. The investment in bank owned life insurance has no significant impact on our capital and liquidity.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. We consider commitments to extend credit in determining our allowance for loan losses. For additional information, see Note P, “Lease Commitments,” and Note Q, “Financial Instruments with Off-Balance Sheet Risk” to our Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2006. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Certificates of deposit	$141,818	$29,922	$3,618	$-	$175,358
Federal Home Loan Bank advances (1)	6,579	7,086	5,456	-	19,121
Repurchase agreements	-	5,000	-	-	5,000
Available lines of credit	17,776	1,439	-	11,762	30,977
Operating leases	283	572	572	3,058	4,485
Total	$166,456	$44,019	$9,646	$14,820	$234,941
Commitments to extend credit	$39,133	$-	$-	$-	$39,133

(1)	Reflects all debt.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006 and does not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2006.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and does not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2006.

In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies FASB 109, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. Additionally, if past administrative practices and precedents of the taxing authority are widely understood, those practices and precedents should be considered in an entity’s assessment of the more-likely-than-not criterion. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. For public companies, this requirement is effective as of the end of the first fiscal year ending after December 31, 2006 (as of September 30, 2007 for the Company). Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost. The Company is evaluating the effect of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying missatements based on their impact on the financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of July 1, 2006 for errors (if any) that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

ITEM 7.	Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	52

Consolidated Balance Sheets as of September 30, 2006 and 2005	53

Consolidated Statements of Income for the Years ended September 30, 2006 and 2005	54

Consolidated Statements of Changes in Shareholders’ Equity for the Years ended September 30, 2005 and 2005	55

Consolidated Statements of Cash Flows for the Years ended September 30, 2006 and 2005	56

Notes to Consolidated Financial Statements	57

Signatures

Exhibit 31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

Board of Directors
Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. (previously Magyar Bank) and subsidiary as of September 30, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magyar Bancorp, Inc. (previously Magyar Bank) and subsidiary as of September 30, 2006 and 2005 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Additionally, as discussed in Note C to the consolidated financial statements, effective October 1, 2005, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
November 17, 2006

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Per Share Data)

	September 30,
	2006	2005
ASSETS
Cash	$5,912	$897
Interest earning deposits with banks	105	2,312
Total cash and cash equivalents	6,017	3,209
Investment securities - available for sale, at fair value	18,169	20,602
Investment securities - held to maturity, at cost (fair value of $23,358 and $33,853 at September 30, 2006 and 2005, respectively)	23,895	34,269
Federal Home Loan Bank of New York stock, at cost	2,870	2,444
Loans receivable, net of allowance for loan losses of $3,892 and $3,129 at September 30, 2006 and 2005, respectively	347,969	267,317
Bank owned life insurance	9,606	5,813
Accrued interest receivable	2,218	1,556
Premises and equipment, net	21,690	19,463
Other assets	1,770	5,032

Total assets	$434,204	$359,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$325,602	$278,090
Escrowed funds	1,158	1,195
Federal Home Loan Bank of New York advances	47,996	38,872
Securities sold under agreements to repurchase	5,000	10,000
Loans payable	-	2,497
Accrued interest payable	1,141	496
Accounts payable and other liabilities	5,095	4,167

Total liabilities	385,992	335,317

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; no shares issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued at September 30, 2006, no shares issued at September 30, 2005.	59	-
Additional paid-in capital	25,786	-
Unearned shares held by Employee Stock Ownership Plan	(2,133)	-
Retained earnings	25,001	24,996
Accumulated other comprehensive loss, net	(501)	(608)

Total stockholders' equity	48,212	24,388

Total liabilities and stockholders' equity	$434,204	$359,705

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Years Ended September 30,
	2006	2005
Interest and dividend income
Loans, including fees	$21,519	$13,029
Investment securities	1,957	2,454
Federal Home Loan Bank of New York stock	119	94

Total interest and dividend income	23,595	15,577

Interest expense
Deposits	8,494	4,379
Borrowed money	1,893	1,641

Total interest expense	10,387	6,020

Net interest and dividend income	13,208	9,557

Provision for loan losses	961	891

Net interest and dividend income after provision for loan losses	12,247	8,666

Other income
Service charges	771	567
Other operating income	302	199
Gains on sales of loans	9	-
Losses on the sales of investment securities	(104)	(6)
Gain on sale of premises and equipment	-	2,891

Total other income	978	3,651

Other expenses
Compensation and employee benefits	6,951	6,266
Occupancy expenses	1,975	1,177
Advertising	329	371
Professional fees	710	387
Service fees	438	395
Contribution to charitable foundation	1,547	-
Other expenses	1,398	1,210

Total other expenses	13,348	9,806

Income (loss) before income tax (benefit) expense	(123)	2,511

Income tax expense (benefit) expense	(128)	951

Net income	$5	$1,560

Basic and diluted earnings per share	NM	N/A

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Years ended September 30, 2006 and 2005
(In Thousands, Except for Share Amounts)

						Accumulated
	Common Stock		Additional	Unearned		Other
	Shares	Par	Paid-In	ESOP	Retained	Comprehensive
	Issued	Value	Capital	Shares	Earnings	Loss	Total

Balance, September 30, 2004	-	$-	$-	$-	$23,436	$(324)	$23,112

Net income for the year ended September 30, 2005	-	-	-	-	1,560	-	1,560
Other comprehensive loss, net of reclassification adjustments and taxes	-	-	-	-	-	(284)	(284)

Total comprehensive income							$1,276

Balance, September 30, 2005	-	$-	$-	$-	$24,996	$(608)	$24,388

Issuance of common stock, net of offering expenses of $1.4 million	5,923,742	59	25,770	-	-	-	25,829
Common stock acquired by ESOP	-	-	-	(2,306)	-	-	(2,306)
Allocation of ESOP stock	-	-	16	173	-	-	189
Net income for the year ended September 30, 2006	-	-	-	-	5	-	5
Other comprehensive income, net of reclassification adjustments and taxes	-	-	-	-	-	107	107

Total comprehensive income							$112

Balance, September 30, 2006	5,923,742	$59	$25,786	$(2,133)	$25,001	$(501)	$48,212

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended September 30,
	2006	2005
Operating activities
Net income	$5	$1,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Contribution of stock to charitable foundation	1,047	-
Depreciation expense	1,000	519
Premium amortization on investment securities, net	166	166
Gain on sale of premise and equipment	-	(2,891)
Proceeds from mortgage loan sales	2,817	-
Provision for loan losses	961	891
Gains on sale of loans	(9)	-
Losses on sale of investment securities	104	6
Allocation of ESOP shares	189	-
Deferred income tax provision	(477)	389
Increase in accrued interest receivable	(662)	(282)
Increase in bank owned life insurance	(223)	(177)
Decrease (increase) in other assets	3,874	(3,566)
Increase in accrued interest payable	645	297
Increase in accounts payable and other liabilities	593	376

Net cash provided by (used in) operating activities	10,030	(2,712)

Investing activities
Net increase in loans receivable	(84,421)	(79,732)
Purchases of investment securities held to maturity	-	(2,000)
Purchases of investment securities available for sale	(7,612)	-
Sales of investment securities available for sale	3,896	3,103
Proceeds from maturities/calls of investment securities held to maturity	4,010	3,000
Proceeds from maturities/calls of investment securities available for sale	2,519	2,002
Principal repayments on investment securities held to maturity	6,293	7,282
Principal repayments on investment securities available for sale	3,738	5,080
Purchases of bank owned life insurance	(3,570)	-
Purchases of premises and equipment	(3,227)	(11,673)
Proceeds from sale of premises and equipment	-	3,905
Purchase of Federal Home Loan Bank of New York stock	(426)	(698)

Net cash used in investing activities	(78,800)	(69,731)

Financing activities
Net increase in deposits	47,512	54,116
Net proceeds from issuance of common stock	24,782	-
Net purchase of common stock for ESOP	(2,306)	-
Net increase (decrease) in escrowed funds	(37)	94
Proceeds from long-term Federal Home Loan Bank advances	-	10,000
Repayments of long-term Federal Home Loan Bank advances	(1,951)	-
Proceeds from short-term Federal Home Loan Bank advances	11,075	5,130
Repayments of short-term Federal Home Loan Bank advances	-	(1,660)
Proceeds of securities sold under agreements to repurchase	-	500
Repayments of securities sold under agreements to repurchase	(5,000)	-
(Repayments of) proceeds from loans payable	(2,497)	2,497

Net cash provided by financing activities	71,578	70,677

Net increase (decrease) in cash and cash equivalents	2,808	(1,766)

Cash and cash equivalents, beginning of year	3,209	4,975

Cash and cash equivalents, end of year	$6,017	$3,209

Supplemental disclosures of cash flow information
Cash paid for
Interest	$9,742	$5,656
Income taxes	$30	$-

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

NOTE A - ORGANIZATION

On September 16, 2005, Magyar Bancorp, Inc. filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with Magyar Bancorp, Inc.’s offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on November 14, 2005. On January 23, 2006, Magyar Bank completed a reorganization involving a series of transactions by which our corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered mid-tier stock holding company. Magyar Bancorp, Inc. (the Company) owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

As a result of the reorganization and stock offering, Magyar Bancorp, MHC, owns 54.03%, or 3,200,450, of the outstanding shares of common stock of Magyar Bancorp, Inc. The remaining 45.97%, or 2,723,292 shares, is held by public stockholders, including 1.77%, or 104,742 shares, held by the MagyarBank Charitable Foundation. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

Magyar Bank (the Bank) is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank’s administrative offices are located in New Brunswick, New Jersey. The Bank has four branch offices which are located in New Brunswick (main branch), North Brunswick, South Brunswick and Branchburg, New Jersey. The Bank’s savings deposits are insured by the FDIC through the Deposit Insurance Fund (DIF); also, the Bank is a member of the Federal Home Loan Bank of New York.

Magyar Bank organized Magbank Investment Company as a New Jersey investment corporation subsidiary for the purpose of buying, selling and holding investment securities on August 15, 2006.

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing Magyar Bank’s new main office. On January 24, 2006, the Bank acquired a 100% interest in Hungaria Urban Renewal, LLC, which will have no other business other than owning the Bank’s main office site.

Magyar Service Corporation, a New Jersey corporation, is a wholly owned, non-bank subsidiary of Magyar Bank. Magyar Service Corporation, which also operates under the name Magyar Financial Services, and receives commissions from annuity and life insurance sales referred to a licensed, non-bank financial planner.

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

The Bank is subject to regulations of certain state and federal agencies and, accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The financial statements include the accounts of the Company, its wholly owned subsidiaries, the Bank, MagBank Investment Company, Magyar Service Corporation, and Hungaria Urban Renewal, LLC. All intercompany balances and transactions have been eliminated in the financial statements.

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

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

2.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, time deposits with original maturities less than three months and overnight deposits.

3.	Investment Securities

The Company classifies investment securities as either held-to-maturity or available-for-sale.

Investment securities held-to-maturity are carried at cost adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method. The Company has the ability and positive intent to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in fair value below amortized cost. A decline in the fair value of any held-to-maturity security that is deemed other than temporary is charged to earnings. The investment in Federal Home Loan Bank of New York stock is carried at cost.

Investment securities classified as available-for-sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of related income tax effects. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.

Premium or discount on investment securities is recognized as an adjustment of yield by use of the interest method over the expected life of the investment security.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, which was amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (collectively SFAS No. 133). SFAS No. 133, as amended, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP in 2006. At September 30, 2006 and 2005, the Company had no investments that would be defined as impaired under FSP 115-1.

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

Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as nonaccrual when the scheduled payment(s) due on the loan is delinquent more than three months. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable using the effective interest method.

The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or other determination of impairment.

The Company accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor may measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

The Company accounts for its transfers of financial assets, including sales and loan participations and servicing assets, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Transfers of financial assets, including sales of loans and loan participations are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Company follows Financial Accounting Standards Board (FASB) Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. At September 30, 2006 and 2005, the Company did not hold any guarantees subject to FIN 45.

In October 2003, the AICPA issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Company has no such loans at September 30, 2006 and 2005.

5.	Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, and include expenditures for new facilities, major betterments and renewals. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets. Leasehold improvements are depreciated using the straight-line method based upon the initial term of the lease.

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2006 and 2005.

6.	Real Estate Owned

Real estate properties acquired through loan foreclosures are recorded at estimated fair value less cost to sell at the time of foreclosure with any write-downs charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. For the years ended September 30, 2006 and 2005, the Company did not incur any write downs on foreclosed properties. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. At September 30, 2006 and 2005, the Company did not hold any real estate owned properties.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

7.	Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

8.	Advertising Costs

The Company expenses advertising costs as incurred.

9.	Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

10.	Earnings Per Share

Earnings per share was not meaningful for the year ended September 30, 2006, as the Company did not have publicly held shares outstanding during each day of the period. Earnings per share was not meaningful for the year ended September 30, 2005 as the Company had no publicly held shares during the period.

11.	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period.

The income tax effects allocated to comprehensive income (loss) are as follows:

	Year Ended September 30, 2006			Year Ended September 30, 2005
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)

Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$411	$(191)	$220	$(282)	$118	$(164)

Less reclassification adjustment for losses realized in net income	(104)	45	(59)	6	(2)	4

Minimum pension liability	(336)	134	(202)	(161)	37	(124)

Interest rate derivative	148	-	148	-	-	-

Other comprehensive income (loss), net	$119	$(12)	$107	$(437)	$153	$(284)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

12.	Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 financial statement presentation.

13.	Bank Owned Life Insurance

The Company has purchased Bank Owned Life Insurance policies (“BOLI”). BOLI involves the purchasing of life insurance by the Company on directors and executive officers. The proceeds are used to help defray the costs of benefit plans. The Company is the owner and beneficiary of the policies. BOLI is recorded on the consolidated Balance Sheet at its cash surrender value and changes in the cash surrender value are recorded in non-interest income.

14.	New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006 and does not have a material impact on the Company’s consolidated financial statements ended September 30, 2006.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and does not have a material impact on the Company’s consolidated financial statements ended September 30, 2006.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. For public companies, this requirement is effective as of the end of the first fiscal year ending after December 31, 2006 (as of September 30, 2007 for the Company). Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost. The Company is evaluating the effect of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying misstatements based on their impact on the financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of July 1, 2006 for errors (if any) that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

NOTE C - STOCK-BASED COMPENSATION

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25. Management is in the process of evaluating SFAS No. 123(R) and does not anticipate an affect on the consolidated results of operations until the adoption of a stock-based incentive program. Although the Company has no share-based plans, they did adopt SFAS No. 123(R) effective October 1, 2005.

The Company had no stock-based compensation plans as of September 30, 2006 or 2005, except as described below.

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

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $189,000 and $0 for the years ended September 30, 2006 and 2005.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

The following table presents the components of the ESOP shares:

September 30,
2006
Shares released for allocation	-
Unreleased shares	217,863

Total ESOP shares	217,863

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
	(In thousands)
Securities available for sale
U.S. government and agency obligations	$-	$-	$-	$-
Municipal bonds	2,049	17	-	2,066
Equity securities	142	-	-	142
Mortgage-backed securities	16,258	34	(331)	15,961

Total	$18,449	$51	$(331)	$18,169

Securities held to maturity
U.S. government and agency obligations	2,157	4	(56)	$2,105
Municipal bonds	137	8	-	145
Corporate notes	-	-	-	-
Mortgage-backed securities	21,601	39	(532)	21,108

Total	$23,895	$51	$(588)	$23,358

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
	(In thousands)
Securities available for sale
U.S. government and agency obligations	$4,000	$-	$(106)	$3,894
Municipal bonds	-			-
Equity securities	142	-	-	142
Mortgage-backed securities	17,047	-	(481)	16,566

Total	$21,189	$-	$(587)	$20,602

Securities held to maturity
U.S. government and agency obligations	$4,313	$17	$(64)	$4,266
Municipal bonds	-	-	-	-
Corporate notes	2,001	14	-	2,015
Mortgage-backed securities	27,955	124	(507)	27,572

Total	$34,269	$155	$(571)	$33,853

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s debt securities available-for-sale and held-to-maturity at September 30, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2006
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in one year or less	$142	$142	$-	$-
Due after one year through five years	-	-	2,000	1,950
Due after five year through ten years	2,049	2,066	137	145
Due after ten years	16,258	15,961	21,601	21,108

Total	$18,449	$18,169	$23,895	$23,358

There were sales of $3,896,000 of U.S. agency obligations from the available-for-sale portfolio during the year ended September 30, 2006. The Company recognized a gross loss of $104,000 on the sale. There were sales of $1,536,000 of U.S. agency obligations and $1,567,000 of mortgage-backed securities from the available-for-sale portfolio during the year ended September 30, 2005. The Company recognized a gross gain of $36,000 and a gross loss of $42,000 on the sales.

As of September 30, 2006 and 2005, securities having an estimated fair value of approximately $1,137,000 and $1,023,000, respectively, were pledged to secure public deposits.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

Details of securities with unrealized losses for the years ended September 30, 2006 and 2005 are as follows:

		September 30, 2006
		Less Than 12 Months		12 Months Or Greater		Total
Description Of	Number Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
U.S. government and agency obligations	2	$-	$-	$2,071	$55	$2,071	$55
Mortgage-backed securities	53	4,314	29	27,096	834	31,410	863

Total	55	$4,314	$29	$29,167	$889	$33,481	$918

		September 30, 2005
		Less Than 12 Months		12 Months Or Greater		Total
Description Of	Number Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
U.S. government and agency obligations	5	$133	$1	$7,831	$169	$7,964	$170
Mortgage-backed securities	41	2,705	36	35,229	952	37,934	988

Total	46	$2,838	$37	$43,060	$1,121	$45,898	$1,158

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value is primarily related to fluctuations in the interest rate environment and not related to any company or industry specific event. At September 30, 2006 and September 30, 2005, there were approximately fifty-five and forty-six investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company has the intent and ability to hold these investments until maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that were impaired as of September 30, 2006 and 2005.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005
NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,
	2006	2005
	(Dollars in thousands)

One -to-four family residential	$143,245	$126,269
Commercial real estate	68,567	57,366
Construction	90,342	44,418
Home equity lines of credit	10,843	10,398
Commercial business	24,510	17,413
Other	14,846	14,862

Total loans receivable	352,353	270,726
Deferred loan costs (fees)	(492)	(280)
Allowance for loan losses	(3,892)	(3,129)

Total loans receivable, net	$347,969	$267,317

Certain directors and executive officers of the Bank have loans with the Company. Such loans were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers was approximately $3,709,000 and $2,967,000 at September 30, 2006 and 2005, respectively. Total principal additions were approximately $1,320,000 and total principal repayments were $578,000 for the year ended September 30, 2006.

At September 30, 2006 and 2005, the Company was servicing loans for others amounting to approximately $12,278,000 and $12,698,000, respectively. Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $20,000 and $29,000 at September 30, 2006 and 2005, respectively.

The following summarizes the activity in the allowance for loan losses:

	Years ended September 30,
	2006	2005
	(In thousands)

Balance, beginning of year	$3,129	$2,341
Provision for loan loss charged to income	961	891
Charge - offs	(198)	(103)

Balance, end of year	$3,892	$3,129

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

At September 30, 2006 and 2005 nonaccrual loans had a total principal balance of approximately $5,400,000 and $577,000, respectively. The amount of interest income not recognized on loans more than three months delinquent was approximately $49,000 and $26,000 for the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005 there were no loans greater than three months past due on which the Company continued to accrue interest income. At September 30, 2006 and September 30, 2005, there were no commitments to lend additional funds to borrowers whose loans are classified as nonaccrual.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2006	2005
	(In thousands)

Loans	$2,023	$1,294
Investment securities	41	94
Mortgage-backed securities	154	168

Accrued interest receivable	$2,218	$1,556

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2006	2005
		(In thousands)

Land	Indefinite	$2,628	$2,605
Buildings and improvements	10-35 years	19,161	14,427
Construction in progress	10-40 years	-	1,934
Furniture, fixtures and equipment	5 - 7 years	2,923	2,519
		24,712	21,485
Less accumulated depreciation and amortization		(3,022)	(2,022)

		$21,690	$19,463

For the years ended September 30, 2006 and 2005, depreciation expense included in occupancy expense amounted to approximately $1,000,000 and $519,000, respectively.

The Company completed an IRC “Section 1031 Exchange” of like-kind property on January 24, 2006. The purpose of the exchange was to defer the capital gains tax otherwise attributable to the sale of relinquished commercial real estate. The property relinquished by the Company consisted of its old main office building located at 101 French Street, New Brunswick, New Jersey. The Company identified 400 Somerset Street, New Brunswick, New Jersey as the replacement property, which was acquired and developed by a qualified intermediary operating as Hungaria Urban Renewal, LLC.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company would be the primary tenant. The Company had made loans to this entity during 2003 and 2004 to finance the purchase of the land and begin construction of the building. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. In conjunction with the completion of the exchange, the Company acquired a 100% interest in Hungaria Urban Renewal, LLC, which will have no other business other than owning the Bank’s main office site. At September 30, 2006, Hungaria Urban Renewal, LLC accounted for $2,628,000, $13,440,000, and $994,000 of land, building, and furniture, fixtures and equipment, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

Although the exchange was not completed until January 2006, the Company previously identified Hungaria Urban Renewal, LLC as a variable interest entity, as defined by Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities,” and its subsequent amendment, FIN 46-R. As the primary beneficiary to this entity, the Company included the variable interest entity in the consolidated financial statements beginning October 1, 2004. At September 30, 2005, Hungaria Urban Renewal, LLC accounted for $2,605,000, $10,446,000, $1,934,000, and $987,000 of land, building, construction in progress and furniture, fixtures and equipment, respectively.

NOTE H - DEPOSITS

A summary of deposits by type of account follows (in thousands):

	September 30,
	2006	2005
	(In thousands)

Demand accounts	$20,491	$14,566
Savings accounts	43,127	53,819
NOW accounts	30,519	28,149
Money market accounts	56,107	30,499
Certificate of deposit	149,811	126,165
Retirement accounts	25,547	24,892

	$325,602	$278,090

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $117,336,000 and $72,300,000 at September 30, 2006 and 2005, respectively.

At September 30, 2006, certificates of deposit (including individual retirement accounts) have contractual maturities as follows (in thousands):

2007	$141,818
2008	26,682
2009	3,240
2010	2,192
2011	1,426

$175,358

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

NOTE I - BORROWINGS

1.	Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2006 and September 30, 2005 totaled approximately $19,121,000 and $21,072,000, respectively. The advances were collateralized by FHLBNY stock and otherwise unencumbered qualified assets. These advances had a weighted average interest rate of 4.59% and 4.44% for the years ended September 30, 2006 and 2005, respectively. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2006 mature as follows (in thousands):

2007	$6,579
2008	1,022
2009	6,064
2010	456
2011	5,000

$19,121

Additionally, the Company has established two short-term borrowing arrangements with the FHLBNY: (1) an Overnight Line of Credit and (2) a One-Month Overnight Repricing Line of Credit in the amount of $39,088,000 each. Each of the foregoing expires on July 31, 2007. For the periods ended September 30, 2006 and 2005, the Company had aggregate balances of $28,875,000 and $17,800,000, respectively, outstanding under these short term arrangements.

Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	Year Ended September 30,
	2006	2005
	(Dollars in thousands)

Balance at end of year	$28,875	$17,800
Weighted average balance during the year	11,727	9,409
Weighted average interest rate at the end of year	5.51%	4.11%
Maximum month-end balance during the year	28,875	22,100
Average interest rate during the year	4.81%	2.85%

As of September 30, 2006, the Company had the ability to borrow $80,653,000, including repurchase agreements from the FHLBNY, described below.

2.	Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the consolidated balance sheet. At September 30, 2006 and 2005, the Company had repurchase agreements of approximately $5,000,000 and $10,000,000, respectfully. These agreements are collateralized by securities underlying the agreements and are held in safekeeping with the FHLBNY. At September 30, 2006, the fair value of the collateral for these agreements totaled approximately $5,247,000.

Outstanding securities sold under agreements to repurchase as of September 30, 2006 mature in 2008.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005
3.	Loans Payable

Loans payable to other financial institutions at September 30, 2006 and September 30, 2005 totaled approximately $0 and $2,497,000, respectively. The loan at September 30, 2005 was a participant balance of the loan to Hungaria Urban Renewal, LLC as described in Note I.

NOTE J - INCOME TAXES

The income (benefit) tax provision is comprised of the following components:

	Year Ended September 30,
	2006	2005

Current	$349	$562
Deferred	(477)	389

	$(128)	$951

A reconciliation of income tax at the statutory tax rate to the effective income (benefit) tax provision is as follows:

	Year Ended September 30,
	2006	2005
	(Dollars in thousands)
Income tax at statutory rate	$(41)	$854
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(23)	141
Tax-exempt income, net	(79)	(55)
Nondeductible expenses	11	9
ESOP	5	-
Other, net	(1)	2

Total income tax provision	$(128)	$951

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

The major sources of temporary differences and their deferred tax effect at September 30, 2006 and 2005 are as follows:

	September 30,
	2006	2005
	(Dollars in thousands)

Non-qualified compensation plan	$99	$38
Net unrealized holding losses on investment securities available for sale	100	246
Unrealized loss, minimum pension liability	312	178
Deferred loan fees	(95)	108
Discount accretion on investments	(107)	(101)
Depreciation	(1,295)	(1,045)
Pension	74	19
Allowance for loan losses	1,138	833
Charitable Contributions	589	-
Valuation Allowance	(75)	-

Net deferred tax asset, included in other assets	$740	$276

Management has recorded a tax valuation allowance of $75,000 relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering on January 23, 2006. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

Prior to 1996, savings banks that met certain definitions, tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, with limitations, a bad debt deduction computed as a percentage of taxable income before such deduction. Currently, the Company employs the reserve method to account for bad debt.

The Company is not required to provide a deferred tax liability for its tax loss reserve as of December 31, 1987 (the Base Year). The amount of this reserve on which no deferred taxes have been provided is approximately $1,258,000. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation, (2) the Company fails to meet the definitions, tests, or other conditions provided by the Internal Revenue Code for a qualified savings and loan association, or (3) there is a change in the Federal tax law. Deferred tax liabilities have been recorded for tax loss reserves in excess of book reserves recorded after the Base Year.

NOTE K - PENSION PLAN

The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Bank’s policy is to fund pension benefits as accrued. Plan assets are invested in six diversified investment funds of the Pentegra Retirement Trust (the Trust), a no load series open-ended mutual fund. The investment funds include four equity mutual funds, one bond mutual fund, and one money market fund each with its own investment objectives, investment strategies and risks, as detailed in the Trust’s prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the Guidelines).

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

	At September 30,
	2006	2005
	(In thousands)

Actuarial present value of benefit obligations	$3,313	$2,736

Change in benefit obligations
Projected benefit obligation, beginning	$3,409	$2,730
Increase due to decrease in the discount rate	-	352
Service cost	48	153
Interest cost	190	169
Amendments	(413)	86
Actuarial gain (loss)	198	(15)
Annuity payments and lump sum distributions	(119)	(66)

Projected benefit obligation, end	$3,313	$3,409

Change in plan assets
Market value of assets, beginning	$2,098	$1,890
Actual return on plan assets	195	226
Employer contributions	200	48
Annuity payments and lump sum distributions	(119)	(66)

Market value of assets, end	$2,374	$2,098

Funded Status	$(939)	$(1,311)
Unrealized net obligation	-	50
Unrealized net losses	780	1,118
Unrealized prior service cost	-	120

Accrued pension costs	$(159)	$(23)

Net pension cost for the years ended September 30, 2006 and 2005 included the following components:

	Year Ended September 30,
	2006	2005
	(Dollars in thousands)

Service cost benefits earned during the year	$48	$153
Interest cost on projected benefit obligation	190	169
Expected return on plan assets	(153)	(141)
Amortization of transitional obligation	1	3
Amortization of unrecognized loss	81	66
Amortization of unrecognized past service liability	8	23

Net Pension Cost	$175	$273

For 2006 and 2005, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.75% and 3.25% and 5.50% and 3.25%, respectively. The current Pentegra Retirement Services Asset Model assumes a 5.5% - 7.5% real rate of return on U.S. equities, 1.5% - 3.5% on Debt securities and 1.0% to 3.0% on other investments. After taking a weighted-average return based on the plan’s asset mix and the above return assumptions, and applying a provision for CPI of 2.50%, the expected long-term rate of return on assets was 7.50% for 2006 and 2005.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

On January 26, 2006, the Board of Directors voted to freeze future benefits payable under the Bank’s defined benefit pension plan. Accordingly, the annual benefit provided to Bank employees was amended to eliminate future benefit accruals on February 15, 2006.

In accordance with Statement of Financial Accounting Standards No. 88 (SFAS No.88) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Bank immediately recognized the unrecognized prior service costs associated with years of service no longer expected to be rendered as the result of a curtailment. The Bank incurred a charge of $161,000 for such prior service costs that were previously being deferred over the plan’s amortization period.

Determination of Long-Term Rate-of-Return

The long-term rate-of-return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the expected rate of return is determined to be 7.50%.

Current Asset Allocation

The Bank’s pension plan weighted-average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	2006	2005

Equity securities	55%	55%
Debt securities (Bond Mutual Funds)	38%	42%
Other (Money Market Fund)	7%	3%

Total	100%	100%

Expected Contributions

For the fiscal year ending September 30, 2007, the Bank expects to contribute approximately $60,000 to the Plan.

Estimated Future Benefit Payments

The following benefit payments, which reflect approximate expected future service, as appropriate, are expected to be paid as follows (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

10/01/2006 - 09/30/2007	$123
10/01/2007 - 09/30/2008	$134
10/01/2008 - 09/30/2009	$149
10/01/2009 - 09/30/2010	$157
10/01/2010 - 09/30/2011	$162
Years 2011-2015	$959

NOTE L - NONQUALIFIED COMPENSATION PLAN

During 1996, the Company adopted a Supplemental Executive Retirement Plan (SERP) for the benefit of its senior officers. In addition, the Company also adopted voluntary Deferred Income and Emeritus Plans on behalf of their directors and those directors elected by the Board as “Director Emeritus.” The SERP provides the Company with the opportunity to supplement the retirement income of selected officers to achieve equitable wage replacement at retirement while the Deferred Income Plan provides participating directors with an opportunity to defer all or a portion of their fees into a tax deferred accumulation account for future retirement. The Director Emeritus Plan enables the Company to reward its directors for longevity of service in consideration of their availability and consultation at a sum equal to a fifteen year certain annuity based on fifty-percent of their directors’ last years’ Board fee. The SERP is based upon achieving retirement benefits equal to two percent multiplied by the number of service years multiplied by the final salary.

In 2001, the Company adopted a New Director Emeritus Plan (the New Plan), which supplemented the prior Director Emeritus Plans. Under the New Plan, the Directors will be entitled to a Benefit upon attainment of his/her benefit age. The Directors will receive an annual amount in monthly installments based on the his/her total Board and Committee fees in the twelve month prior to attainment of his/her benefit age. The amount will be 10% plus 2% for each year of service with a maximum of 50%, provided that the Director has served for at least five years with a maximum of 60%.

The Company funded the original plans through a modified endowment contract with a cash premium paid of $2,468,000 during fiscal 1996 and an additional cash premium of $800,000 during 2000. The New Plan was funded on August 1, 2001 with a cash premium paid of $845,000. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2006 and 2005, the Life Insurance Contracts have a cash surrender value of approximately $9,606,000and $5,813,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. As of September 30, 2006 and 2005, the Company had accrued approximately $60,000 and $94,000, respectively, for benefits under these Plans.

NOTE M - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Bank can make discretionary contributions. The Bank contributed approximately $87,000 and $81,000 to the plan for the years ended September 30, 2006 and 2005, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

NOTE N - COMMITMENTS

1.	Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows (in thousands):

Year Ending September 30,

2007	$283
2008	286
2009	286
2010	286
2011	286
Thereafter	3,058

$4,485

The total rental expense was approximately $175,000 and $887,000 for the years ended September 30, 2006 and 2005, respectively.

2.	Contingencies

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

On occasion, the Company uses derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible.

In 2006, the Company entered into one Prime-based interest rate floor transaction and one Prime-based interest rate collar transaction. The interest rate collar involved the purchase of an interest rate floor combined with the sale of an interest rate cap. In accordance with FAS133 cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Bank’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivatives are deferred in other comprehensive income.

The table below shows the notional amount, strike and maturity date of each interest rate derivative agreement as of September 30, 2006. The Company did not have any interest rate derivatives for the year ended September 30, 2005.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

	Notional Amount	Strike	Maturity Date	Fair Value
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	December 27, 2010	$53
Interest rate floor	$10,000	8.00%	June 23, 2013	$412
Interest rate cap	$(10,000)	9.50%	June 23, 2013	$(91)

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At September 30, 2006 and 2005, the Company had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2006	2005
	(In thousands)

Financial instruments whose contract amounts represent credit risk
Unused line of credit	$30,977	$29,687
Fixed rate loan commitments	$6,499	$1,983
Variable rate loan commitments	$32,634	$8,745

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash on hand and on deposit: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities: For investment securities, fair values are based on quoted market prices.

Loans: Fair value for the loan portfolio is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

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

Savings deposits: The fair value of savings deposits with no stated maturity, such as money market deposit accounts, interest-bearing checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

Accrued interest receivable and payable: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank of New York advances and Securities sold under reverse repurchase agreements: The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Federal Home Loan Bank of New York for borrowings of similar maturity and terms.

Loans payable: Carrying amount is a reasonable estimate of fair value, as this is a variable rate instrument.

Interest rate derivatives: The value of interest rate derivatives are based on the fair market value using market prices provided from brokers trading in such instruments, less their carrying value. The carrying value is the price paid for the derivative less prior amortization of the price paid.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial assets
Investment securities	$42,064	$41,527	$54,871	$54,455
Loan, net of allowance for loan losses	347,969	346,638	267,317	265,787
Bank owned insurance policies	9,606	9,606	5,813	5,813

Financial liabilities
Deposits
Demand, NOW and money market savings	150,244	150,244	127,033	127,033
Certificates of deposit	175,358	174,493	151,057	150,075

Total deposits	325,602	324,737	278,090	277,108

Federal Home Loan Bank of New York Advances and securities sold under reverse repurchase agreements	52,996	52,652	48,872	48,737

Loans payable	-	-	2,497	2,497

Interest rate floors and caps	226	374	-	-

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

NOTE Q - REGULATORY CAPITAL

The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of this balance for the year ended September 30, 2006, was approximately $730,000.

The Company and Bank are required to maintain minimum amounts of capital to total “risk-weighted” assets, as defined by the banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth the Company’s actual and required capital levels under those measures:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

					To be well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of September 30, 2006
Total capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$52,134	14.81%	$28,171	≥ 8.00%	N/A	N/A
Magyar Bank	39,663	11.26%	28,170	≥ 8.00%	35,214	≥ 10.00%

Tier I Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	48,242	13.70%	14,085	≥ 4.00%	N/A	N/A
Magyar Bank	35,771	10.16%	14,085	≥ 4.00%	21,128	≥ 6.00%

Tier I Capital (to average assets)
Magyar Bancorp, Inc.	48,242	12.20%	11,865	≥ 3.00%	N/A	N/A
Magyar Bank	35,771	8.61%	11,865	≥ 3.00%	19,776	≥ 5.00%

As of September 30, 2005 (Magyar Bank only)
Total capital (to risk-weighted assets)	$27,965	10.30%	$21,724	≥ 8.00%	$27,155	≥ 10.00%
Tier I Capital (to risk-weighted assets)	24,837	9.15%	10,862	≥ 4.00%	16,293	≥ 6.00%
Tier I Capital (to average assets)	24,837	7.23%	10,305	≥ 3.00%	17,175	≥ 5.00%

As of September 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At September 30, 2006, management believes that the Bank meets all capital adequacy requirements to which it is subject.

NOTE R - REORGANIZATION

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

On January 23, 2006, the Company completed its Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding. A principal part of the Reorganization was (i) the formation of the Mutual Holding Company as a New Jersey-chartered mutual holding company, (ii) the formation of the Stock Holding Company as a capital stock corporation and a wholly-owned subsidiary of the Mutual Holding Company, and (iii) the conversion of the Bank to the Stock Bank, which is a New Jersey-chartered stock savings bank and a wholly-owned subsidiary of the Stock Holding Company as long as the Mutual Holding Company is in existence. The Mutual Holding Company will always own at least a majority of the Stock Holding Company’s common stock so long as the Mutual Holding Company is in existence. The Reorganization was approved by the Commissioner, the FDIC, and the FRB.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2006 and 2005

Concurrently with the Reorganization, the Stock Holding Company offered for sale 45.97% of its Common Stock in the Stock Offering on a priority basis to qualifying depositors and Tax-Qualified Employee Plans of the Bank. The Stock Offering was conducted in accordance with applicable federal and state laws and regulations. 3,200,450 shares of Common Stock of the Stock Holding Company were issued to the Company, and 2,618,550 shares of Common Stock of the Stock Holding Company were sold to depositors of the Bank at $10.00 per share (the "Stock Offering"). The gross offering proceeds were $26,185,500 and net proceeds after offering and conversion costs were $24,782,000.

As part of the Stock Offering and consistent with the Bank’s ongoing commitment to remain an independent community-oriented savings bank, the Bank established a charitable foundation. The charitable foundation complements the Bank’s existing community reinvestment and charitable activities in a manner that will allow the community to share in the growth and success of the Bank. Accordingly, concurrently with the completion of the Stock Offering, the Bank contributed 104,742 shares of Common Stock and $500,000 cash to the Magyar Bank Charitable Foundation.

Management has not presented earnings per share data as it is not meaningful for the year ended September 30, 2006, as the Company did not complete its initial public offering until January 23, 2006. The Company did not have any shares outstanding during the year ended September 30, 2005.

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Magyar Bancorp, Inc. files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in Magyar Bancorp, Inc.’s internal control over financial reporting during Magyar Bancorp, Inc.’s fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.’s internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Magyar Bancorp, Inc. has adopted a Code of Ethics that applies to Magyar Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available at the Company’s website located at www.magbank.com. A copy of the Code will be furnished without charge upon written request to the Secretary, Magyar Bancorp, Inc., 400 Somerset Street, New Brunswick, New Jersey.

Information concerning Directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 10.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 12.	Certain Relationships and Related Transactions

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 13.	Exhibits

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________________
*
Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

Date: December 21, 2006	By:	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Elizabeth E. Hance	President and Chief Executive Officer	December 21, 2006
Elizabeth E. Hance	(Principal Executive Officer)

/s/ Jon R. Ansari	Senior Vice President and	December 21, 2006
Jon R. Ansari	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 21, 2006
Joseph J. Lukacs, Jr.

/s/ Andrew Hodulik	Director	December 21, 2006
Andrew Hodulik

/s/ Thomas Lankey	Director	December 21, 2006
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 21, 2006
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 21, 2006
Salvatore J. Romano, Ph.D.

/s/ Edward C. Stokes, III	Director	December 21, 2006
Edward C. Stokes, III

/s/ Joseph A. Yelencsics	Director	December 21, 2006
Joseph A. Yelencsics