Form 10QSB
period 2006-12-31
Magyar Bancorp, Inc.
filed 2007-02-08
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2007
Common Stock, $0.01 Par Value	5,923,742

Transitional Small Business Disclosure Format YES ☐ NO ☒

MAGYAR BANCORP, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,	September 30,
	2006	2006
	(Unaudited)
Assets
Cash	$4,970	$5,912
Interest earning deposits with banks	175	105
Total cash and cash equivalents	5,145	6,017

Investment securities - available for sale, at fair value	17,336	18,169
Investment securities - held to maturity, at cost (fair value of $22,333 and $23,358
at December 31, 2006 and September 30, 2006, respectively)	22,790	23,895
Federal Home Loan Bank of New York stock, at cost	2,785	2,870
Loans receivable, net of allowance for loan losses of $4,059 and $3,892 at
December 31, 2006 and September 30, 2006, respectively	365,246	347,969
Bank owned life insurance	9,700	9,606
Accrued interest receivable	2,290	2,218
Premises and equipment, net	22,186	21,690
Other assets	1,631	1,770

Total assets	$449,109	$434,204

Liabilities and Stockholders' Equity
Liabilities
Deposits	$342,318	$325,602
Escrowed funds	1,167	1,158
Federal Home Loan Bank of New York advances	46,124	47,996
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	892	1,141
Accounts payable and other liabilities	5,046	5,095

Total liabilities	400,547	385,992

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; no shares issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued
at December 31, 2006 and September 30, 2006.	59	59
Additional paid-in capital	25,801	25,786
Unearned shares held by Employee Stock Ownership Plan	(2,075)	(2,133)
Retained earnings	25,273	25,001
Accumulated other comprehensive loss, net	(496)	(501)

Total stockholders' equity	48,562	48,212

Total liabilities and stockholders' equity	$449,109	$434,204

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2006	2005
	(Unaudited)

Interest and dividend income
Loans, including fees	$6,517	$4,575
Investment securities	440	510
Federal Home Loan Bank of New York stock	44	33

Total interest and dividend income	7,001	5,118

Interest expense
Deposits	2,944	1,706
Borrowed money	644	564

Total interest expense	3,588	2,270

Net interest and dividend income	3,413	2,848

Provision for loan losses	167	120

Net interest and dividend income after provision
for loan losses	3,246	2,728

Other income
Service charges	214	182
Other operating income	117	53
Gains on sales of loans	2	-

Total other income	333	235

Other expenses
Compensation and employee benefits	1,840	1,555
Occupancy expenses	592	468
Advertising	73	105
Professional fees	149	142
Service fees	122	101
Other expenses	429	344

Total other expenses	3,205	2,715

Income before income tax expense	374	248

Income tax expense	102	82

Net income	$272	$166

Basic earnings per share	$0.05	N/A

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Three months ended December 31, 2006
(In Thousands, Except for Share Amounts)

						Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-In	Unearned	Retained	Comprehensive
	Issued	Value	Capital	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2006	5,923,742	$59	$25,786	$(2,133)	$25,001	$(501)	$48,212

Allocation of ESOP stock (unaudited)	-	-	15	58	-	-	73
Net income (unaudited)	-	-	-	-	272	-	272
Other comprehensive income, net of
recalssification adjustments and taxes (unaudited)	-	-	-	-	-	5	5

Total comprehensive income (unaudited)							277

Balance, December 31, 2006 (unaudited)	5,923,742	$59	$25,801	$(2,075)	$25,273	$(496)	$48,562

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Three Months ended
	December 31,
	2006	2005
	(Unaudited)
Operating activities
Net income	$272	$166
Adjustment to reconcile net income to net cash provided by (used in)
operating activities
Depreciation expense	277	233
Premium amortization on investment securities, net	35	44
Proceeds from mortgage loan sales	200	-
Provision for loan losses	167	120
Gains on sales of loans	(2)	-
Allocation of ESOP shares	73	-
Increase in accrued interest receivable	(72)	(196)
Increase in bank owned life insurance	(94)	(48)
Decrease (increase) in other assets	87	(587)
Increase (decrease) in accrued interest payable	(249)	340
Decrease in accounts payable and other liabilities	(49)	(308)

Net cash provided by (used in) operating activities	645	(236)

Investing activities
Net increase in loans receivable	(17,642)	(17,075)
Sales of investment securities available for sale	142	-
Principal repayments on investment securities held to maturity	1,088	2,172
Principal repayments on investment securities available for sale	730	851
Purchases of premises and equipment	(773)	(1,633)
Redemption of Federal Home Loan Bank of New York stock	85	651

Net cash used in investing activities	(16,370)	(15,034)

Financing activities
Net increase in deposits	16,716	16,342
Increase in stock escrow funds	-	41,329
Net increase (decrease) in escrowed funds	9	(9)
Repayments of long-term Federal Home Loan Bank of New York advances	(497)	(482)
Repayments of short-term Federal Home Loan Bank of New York advances	(1,375)	(17,800)

Net cash provided by financing activities	14,853	39,380

Net increase (decrease) in cash and cash equivalents	(872)	24,110

Cash and cash equivalents, beginning of period	6,017	3,209

Cash and cash equivalents, end of period	$5,145	$27,319

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,837	$1,880
Income taxes	$123	$-

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A - ORGANIZATION

Magyar Bancorp, Inc. (the “Company”) was organized on January 23, 2006 to serve as the mid-tier stock holding company of Magyar Bank (the “Bank”). The Bank’s corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered holding company. Magyar Bancorp, Inc. owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

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

Three wholly owned, non-bank subsidiaries exist under Magyar Bank. Magyar Service Corporation, a New Jersey corporation, operates under the name Magyar Financial Services and receives commissions from annuity and life insurance sales referred to a licensed, non-bank financial planner. Hungaria Urban Renewal, LLC, a Delaware corporation, is a real-estate holding company whose only holding is Magyar Bank’s corporate headquarters in New Brunswick. MagBank Investment Company, a New Jersey corporation, operates as an investment holding company. The MagBank Investment Company meets the requirements to elect New Jersey Investment Company Status and therefore is subject to a New Jersey state tax rate of 3.6% compared with a 9.0% corporate business tax rate for New Jersey corporations.

Magyar Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Magyar Bank, and the Bank’s wholly owned subsidiaries Magyar Service Corporation, Hungaria Urban Renewal, LLC, and MagBank Investment Company. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The September 30, 2006 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2006 was calculated by dividing net income by the weighted-average number of shares outstanding for the period. Earnings per share was not meaningful for the three month period ended December 31, 2005, as the Company had no publicly held shares during the period.

NOTE E - STOCK-BASED COMPENSATION

The Company had no stock-based compensation as of December 31, 2006, except as described below.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate equal to the Prime rate (currently 8.25%) with principal and interest payable annually in equal installments over thirty years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets, respectively. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $73,000 and $0 for the three months ended December 31, 2006 and 2005.

The following table presents the components of the ESOP shares:

December 31,
2006

Shares released for allocation	21,786
Unreleased shares	196,077

Total ESOP shares	217,863

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income and the related income tax effects are as follows (in thousands):

	Three Months Ended December 31,
	2006			2005
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$57	$(20)	$37	$(79)	$33	$(46)

Less reclassification adjustment for
losses realized in net income	-	-	-	-	-	-

Interest rate derivatives	(32)	-	(32)	-	-	-

Other comprehensive income (loss), net	$25	$(20)	$5	$(79)	$33	$(46)

NOTE G - INVESTMENT SECURITIES

The following table sets forth the composition of our investment securities portfolio (in thousands):

	December 31,		September 30,
	2006		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
Securities available for sale:
Municipal bonds	$2,049	$2,052	$2,049	$2,066
Equity securities	-	-	142	142
Mortgage-backed securities	15,510	15,284	16,258	15,961

Total securities available for sale	$17,559	$17,336	$18,449	$18,169

Securities held to maturity:
U.S. government and agency obligations	$2,142	$2,098	$2,157	$2,105
Municipal bonds	137	144	137	145
Mortgage-backed securities	20,511	20,091	21,601	21,108

Total securities held to maturity	$22,790	$22,333	$23,895	$23,358

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):

	December 31,	September 30,
	2006	2006
	(Unaudited)

One -to-four family residential	$143,093	$143,245
Commercial real estate	68,988	68,567
Construction	95,600	90,342
Home equity lines of credit	14,326	10,843
Commercial business	31,165	24,510
Other	16,489	14,846

Total loans receivable	369,661	352,353
Deferred loan costs (fees)	(356)	(492)
Allowance for loan losses	(4,059)	(3,892)

Total loans receivable, net	$365,246	$347,969

At December 31, 2006 and September 30, 2006, non-performing loans had a total principal balance of $7,306,000 and $7,400,000, respectively.

Unrecorded interest on the non-performing loans during the three-month period ended December 31, 2006 totaled $228,000.

NOTE I - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	December 31,	September 30,
	2006	2006
	(Unaudited)

Demand accounts	$21,299	$20,491
Savings accounts	39,708	43,127
NOW accounts	32,595	30,519
Money market accounts	65,338	56,107
Certificate of deposit	156,448	149,811
Retirement accounts	26,930	25,547

	$342,318	$325,602

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

	December 31,	September 30,
	2006	2006
	(Unaudited)

Financial instruments whose contract amounts
represent credit risk (in thousands)
Unused line of credits	$35,028	$30,977
Fixed rate loan commitments	$6,722	$6,499
Variable rate loan commitments	$32,258	$32,634

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Magyar Bancorp, Inc. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect Magyar Bancorp, Inc.’s financial performance and could cause Magyar Bancorp, Inc.’s actual results for future periods to differ materially from those anticipated or projected.

Magyar Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policy upon which our financial condition and results of operations depend, and which involves the most complex subjective decisions or assessments, is the allowance for loan losses.

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

Comparison of Financial Condition at December 31, 2006 and September 30, 2006

Total assets increased $14.9 million, or 3.4%, to $449.1 million at December 31, 2006 from $434.2 million at September 30, 2006, represented by significant growth in net loans receivable, partially offset by a decrease in securities available-for-sale and securities held-to-maturity.

Net loans receivable increased $17.3 million, or 5.0%, to $365.2 million at December 31, 2006 from $348.0 million at September 30, 2006. The increase in loans receivable for the three-month period was slightly offset by $200,000 in sales of one-to-four family residential mortgage loans and provisions for loan loss of $167,000. During the three months ended December 31, 2006, commercial business loans led the increase in net loans receivable with growth of $6.7 million, or 27.2%, to $31.2 million from $24.5 million at September 30, 2006. Construction loans increased $5.3 million, or 5.8%, and home equity lines of credit increased $3.5 million, or 32.1%, during the period to $95.6 million and $14.3 million, respectively.

At December 31, 2006, the significant loan categories in terms of the percent of total loans were 38.7% in one-to-four family residential mortgage loans, 25.9% in construction loans and 18.7% in commercial real estate loans. At December 31, 2005 these categories in terms of the percent of total loans were 43.3% in one-to-four family residential mortgage loans, 22.8% in construction loans and 19.6% in commercial real estate loans. Throughout 2007 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial and construction loans.

Total non-performing loans decreased by $94,000 to $7.3 million at December 31, 2006 from $7.4 million at September 30, 2006. The ratio of non-performing loans to total loans receivable was

1.98% at December 31, 2006 compared with 2.10% at September 30, 2006. The allowance for loan losses was increased $167,000 to $4.1 million or 55.6% of non-performing loans at December 31, 2006 compared with $3.9 million or 52.6% of non-performing loans at September 30, 2006. The allowance for loan losses was 1.1% of gross loans outstanding at both December 31, 2006 and September 30, 2006.

The Bank’s interest in loans on the Dwek Properties and Sugar Maple Estates (reported in the Company’s Current Report on Form 8-K dated June 27, 2006) was $745,000 and $4.2 million, respectively, at December 31, 2006. Payments on both loans were current at December 31, 2006. An “as-is condition” contract of sale in the amount of $1.46 million was approved by the superior court for the sale of property securing the Dwek Properties loan. The sale and closing are currently scheduled to occur in February 2007. The Sugar Maple Estates property is currently listed for sale through the court appointed sale agent.

In October 2006, Kara Homes, Inc. (“Kara Homes”), one of our largest construction loan borrowers, filed for Chapter 11 bankruptcy (reported in our Current Report on Form 8-K dated October 10, 2006). Kara Homes' lending relationship with us consists of four construction loans with a total outstanding balance of $7.6 million. Two of the four loans were participated with other banks, limiting our total lending relationship with Kara Homes to $5.1 million. The loans were designated non-accrual at September 30, 2006 and remained on that status at December 31, 2006. On January 8, 2007 the Bankruptcy Court approved a motion to begin a bidding process through the Bankruptcy Court for all four Kara Homes properties. An auction is expected to be held in the Bankruptcy Court during the Company’s second quarter to sell the four projects. The Bank has made an initial offer on each of the four projects to proceed with a Bankruptcy Code Section 363 sale of the property to the Bank (free and clear of all liens, claims and encumbrances with the exception of real estate taxes.)

Although management believes that the Bank’s position in the Dwek Properties, Sugar Maple Estates, and Kara Homes, Inc. loans are well collateralized, there can be no assurance that losses will not occur or that significant additional expenses will not be incurred in the process of the resolution of the loans.

Securities available-for-sale decreased $0.9 million, or 4.6%, to $17.3 million at December 31, 2006 from $18.2 million at September 30, 2006. The decrease was the result of $142,000 in sales of a money market mutual fund and $730,000 in principal amortization. In addition, securities held-to-maturity decreased $1.1 million, or 4.6%, to $22.8 million at December 31, 2006 from $23.9 million at September 30, 2006, resulting from principal amortization. The decrease in the available-for-sale and held-to-maturity securities reflected the deployment of investment proceeds into new higher-yielding construction and commercial loans.

Total deposits increased $16.7 million, or 5.1%, to $342.3 million at December 31, 2006. The increase was primarily the result of money market accounts, which increased $9.2 million, or 16.5%, to $65.3 million at December 31, 2006 from $56.1 million at September 30, 2006, and certificate of deposit accounts, which increased $6.6 million, or 4.4%, to $156.4 million at December 31, 2006 from $149.8 million at September 30, 2006. Other significant changes in total deposits over the three-month period included an increase in NOW accounts of $2.1 million, or 6.8%, to $32.6 million and a decrease in savings accounts of $3.4 million, or 7.9%, to $39.7 million.

Borrowings from the Federal Home Loan Bank of New York decreased $1.9 million, or 3.9% to $51.1 million at December 31, 2006 from $53.0 million at September 30, 2006. Proceeds from the growth in deposits described above were used to pay down short-term advances over the three-month period.

Stockholders’ equity increased $350,000, or 0.7%, to $48.6 million at December 31, 2006 from $48.2 million at September 30, 2006. The increase was attributable to net income during the period of $272,000, the release of shares from the ESOP totaling $73,000 and a decrease in accumulated other comprehensive loss of $5,000. The other comprehensive losses due to unrealized losses on investment securities available-for-sale related to increases in interest rates since the investment securities were purchased. Management has concluded that none of the securities have impairments that are considered other than temporary.

Average Balance Sheets for the Three Months Ended December 31, 2006 and 2005

The table on the following page presents certain information regarding Magyar Bancorp, Inc.’s financial condition and net interest income for the three months ended December 31, 2006 and 2005. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended December 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits	$233	$3	5.11%	$1,190	$8	2.67%
Loans receivable, net	365,246	6,517	7.08%	277,681	4,575	6.54%
Securities
Taxable	37,951	416	4.35%	50,269	500	3.95%
Tax-exempt	2,175	30	5.47%	147	2	5.40%
FHLB of NY stock	2,785	44	6.27%	2,389	33	5.48%
Total interest-earning assets	408,390	7,010	6.81%	331,676	5,118	6.12%
Noninterest-earning assets	40,719			37,934
Total assets	$449,109			$369,610

Interest-bearing liabilities:
Savings accounts (1)	$39,708	113	1.13%	$58,061	153	1.05%
NOW accounts (2)	97,851	824	3.34%	59,821	241	1.60%
Time deposits (3)	183,378	2,007	4.34%	155,682	1,312	3.34%
Total interest-bearing deposits	320,937	2,944	3.64%	273,564	1,706	2.47%
Federal Home Loan Bank borrowings	51,124	644	5.00%	46,322	514	4.40%
Loan payable	-	-		2,497	50	7.94%
Total interest-bearing liabilities	372,061	3,588	3.83%	322,383	2,270	2.79%
Noninterest-bearing liabilities	28,485			22,380
Total liabilities	400,546			344,763
Retained earnings	48,563			24,847
Total liabilities and retained earnings	$449,109			$369,610

Tax-equivalent basis adjustment		(9)
Net interest income		$3,413			$2,848
Interest rate spread			2.98%			3.33%
Net interest-earning assets	$36,329			$9,293
Net interest margin (4)			3.32%			3.41%
Average interest-earning assets to average interest-bearing liabilities	109.76%			102.88%

(1)	Includes passbook savings, money market passbook and club accounts.
(2)	Includes regular and money market NOW accounts.
(3)	Includes certificates of deposits and individual retirement accounts.
(4)	Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

Net Income. The Company recorded net income of $272,000 for the three months ended December 31, 2006. Net income increased $106,000, or 63.9%, compared to $166,000 for the three months ended December 31, 2005.

Net Interest and Dividend Income. Net interest and dividend income increased $565,000, or 19.8%, to $3.4 million for the three months ended December 31, 2006 from $2.8 million for the three months ended December 31, 2005. Total interest and dividend income increased $1.9 million to $7.0 million for the three month period ended December 31, 2006 while total interest expense increased $1.3 million to $3.6 million from the same three month period one year earlier.

Interest Income. The increase in interest income of $1.9 million, or 36.8%, to $7.0 million for the three months ended December 31, 2006 was primarily due to an increase in the average balance of interest-earning assets of $76.7 million to $408.4 million from $331.7 million, as well as an improvement in the average yield on such assets to 6.81% from 6.12%. Interest earned on loans increased to $6.5 million for the three months ended December 31, 2006 from $4.6 million for the prior year period, reflecting an $87.6 million, or 31.5%, increase in the average balance of loans as well as a 54 basis point increase in the average yield on such loans to 7.08% from 6.54%. The improved yield on loans reflected the higher balance of higher-yielding commercial business, commercial real estate and construction loans. The yield on loans would have been 25 basis points greater at 7.33% if not for $7.1 million in loans that did not accrue interest during the three months ended December 31, 2006.

Interest earned on our investment securities decreased $56,000, or 11.2%, due to a $10.3 million, or 20.4%, decrease in the average balance of such securities. The average yield on such securities increased 46 basis points from 3.95% for the three months ended December 31, 2005 to 4.41% for the three months ended December 31, 2006. The decreased average balance of our investment securities reflected the deployment of proceeds from prepayments or repayments into higher-yielding loans.

Interest Expense. Interest expense increased $1.3 million, or 58.1%, to $3.6 million for the three months ended December 31, 2006 from $2.3 million for the three months ended December 31, 2005. The increase in interest expense was primarily due to a $49.7 million, or 15.4%, increase in the average balance of interest-bearing liabilities to $372.1 million from $322.4 million. In addition, the average cost of such liabilities increased to 3.83% from 2.79% in the higher market interest rate environment.

The average balance of interest bearing deposits increased to $320.9 million from $273.6 million while the average cost of such deposits increased to 3.64% from 2.47% in the higher market interest rate environment. This resulted in an increase in interest paid on deposits from $1.7 million to $2.9 million for the three months ended December 31, 2006 compared to the same period last year. Interest paid on Federal Home Loan Bank advances increased to $644,000 for the three months ended December 31, 2006 from $514,000 for the prior year period. In addition to an increase in the average balance of such advances from $46.3 million to $51.1 million, there was a 60 basis point increase in the average cost of Federal Home Loan Bank advances to 5.00% for the three months ended December 31, 2006 from 4.40% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $167,000 for the three months ended December 31, 2006 compared to a $120,000 provision for the prior year period. The increase in the provision in 2006 as compared to 2005 was due primarily to the overall growth of the loan portfolio and the inherent risks within that growth, specifically the increase in the proportion of construction and commercial real estate loans in our portfolio.

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

Other Income. Non-interest income increased $98,000, or 41.7%, to $333,000 for the three months ended December 31, 2006 from $235,000 for the three months ended December 31, 2005. The increase reflected an increase in service charges and a larger increase in the cash surrender value of Magyar Bank’s bank-owned life insurance for the three months ended December 31, 2006 compared to the earlier three-month period. In addition, the Bank recorded $19,000 in rental income from a lease of office space at its headquarters that commenced in April 2006.

Other Expenses. Non-interest expense increased to $3.2 million for the three months ended December 31, 2006 from $2.7 million for the three months ended December 31, 2005.

Compensation and employee benefits increased $285,000, or 18.3% to $1.8 million for the three months ended December 31, 2006 from $1.6 million for the three months ended December 31, 2005. This increase included $73,000 in ESOP expenses recorded during the current period. In addition, the increase also reflected staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs.

The higher non-interest expense also was due to higher occupancy expenses, which increased to $592,000 for the three months ended December 31, 2006 from $468,000 for the prior year period. The increase primarily reflected the addition of the Bank’s fourth branch office in Branchburg, New Jersey, which was completed in September 2006. In addition, other expenses increased $85,000, or 24.7%, to $429,000 for the three months ended December 31, 2006 from $344,000 for the same period last year primarily due to expenses associated with the non-performing loans described above.

Income Tax Expense. Income tax expense was $102,000 for the three months ended December 31, 2006, as compared to $82,000 for the three months ended December 31, 2005. The effective tax rate was 27.3% and 33.1% for the three month periods ended December 31, 2006 and 2005, respectively. The decrease in the effective tax rate between periods was due to the creation of the Magbank Investment Company in August 2006. The MagBank Investment Company meets the requirements to elect New Jersey Investment Company status and therefore is subject to a New Jersey state tax rate of 3.6% compared with a 9.0% corporate business tax rate for New Jersey corporations.

The benefit from the MagBank investment Company was partially offset by an added New Jersey state tax assessment for privilege periods ending on or after July 1, 2006, which affects the Company’s year ending September 30, 2007. New Jersey taxpayers shall be assessed and must pay a surtax equal to 4% of the amount of tax liability remaining after applying credits against liability, other than credits for installment payments, estimated payments made with a request for extension to file a return, or overpayments from a prior privilege period. Payments of the surtax are to be made annually as required under N.J.S.A. 54:10A-15. No credits shall be allowed against the surtax liability except for credits for installment payments, estimated payments made with a request for an extension of time for filing a return, or overpayments from prior privilege periods.

New Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies FASB 109, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements.  In applying FIN 48, an entity is required to evaluate a tax position using a two-step process.  First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. Additionally, if past administrative practices and precedents of the taxing authority are widely understood, those practices and precedents should be considered in an entity’s assessment of the more-likely-than-not criterion. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006 (as of October 1, 2007 for the Company) and is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years (as of September 30, 2008 for the Company). The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans.  This requirement is effective as of the end of the first fiscal year ending after December 31, 2006 (as of September 30, 2007 for the Company). Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008 (as of September 30, 2009). The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost.  The Company is evaluating the effect of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

(SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying misstatements based on their impact on the financial statements and related disclosures. SAB 108 is effective as of September 30, 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings for errors (if any) that were not previously deemed material, but are material under the guidance in SAB 108.  The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month period ended December 31, 2006 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2006, the Company had commitments outstanding under letters of credit of $450,000, commitments to originate loans of $39.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $35.0 million. There has been no material change during the three months ended December 31, 2006 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of December 31, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. The Company’s balance sheet at September 30, 2006 reflected sensitivity to decreases in market interest rate movements. In an effort to reduce the anticipated negative affect on earnings from decreases in market interest rates, interest rate floors with notional amounts of $15 million were held by the Bank at December 31, 2006.

Management of the Company believes that there has not been a material adverse change in market risk during the three months ended December 31, 2006.

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

The Company sold no shares within the past three years that were not registered under the Securities Act. The Company completed its stock offering in a registered offering on January 23, 2006, raising $27.2 million in gross proceeds. The Company issued a total of 2,618,550 shares of its common stock to public shareholders, 3,200,450 shares of its common stock to its parent, Magyar Bancorp, MHC and 104,742 shares of its common stock to its charitable foundation. The net proceeds were $25.8 million, which included a $1.0 million stock contribution to the charitable foundation and settlement costs totaling $1.4 million. Ryan Beck & Co, Inc. was the selling agent for the offering. The Company anticipates deploying the offering proceeds in longer-term securities and new loans, although no assurance can be given that the Company will be able to effectively deploy the offering proceeds.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: February 8, 2007	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: February 8, 2007	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer