Form 10QSB/A
period 2007-02-09
Magyar Bancorp, Inc.
filed 2007-02-09
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006, is to re-file Item 2, Part I - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The average balance sheet and related information previously filed reflected actual, not average, balances. The average balance sheet information and related information is included in this Amendment No. 1.

These changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets, consolidated statement of changes in stockholders’ equity, consolidated statements of cash flows, or the notes thereto.

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

	Three Months Ended December 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits	$233	$3	5.11%	$1,190	$8	2.67%
Loans receivable, net	357,138	6,517	7.24%	277,681	4,575	6.54%
Securities
Taxable	39,301	416	4.20%	50,269	500	3.95%
Tax-exempt	2,194	30	5.42%	147	2	5.40%
FHLB of NY stock	2,756	44	6.33%	2,389	33	5.48%
Total interest-earning assets	401,622	7,010	6.92%	331,676	5,118	6.12%
Noninterest-earning assets	40,748			37,934
Total assets	$442,370			$369,610

Interest-bearing liabilities:
Savings accounts (1)	$40,828	113	1.10%	$58,061	153	1.05%
NOW accounts (2)	93,592	824	3.49%	59,821	241	1.60%
Time deposits (3)	181,674	2,007	4.38%	155,682	1,312	3.34%
Total interest-bearing deposits	316,094	2,944	3.70%	273,564	1,706	2.47%
Federal Home Loan Bank borrowings	50,490	644	5.06%	46,322	514	4.40%
Loan payable	-	-		2,497	50	7.94%
Total interest-bearing liabilities	366,584	3,588	3.88%	322,383	2,270	2.79%
Noninterest-bearing liabilities	27,252			22,380
Total liabilities	393,836			344,763
Retained earnings	48,534			24,847
Total liabilities and retained earnings	$442,370			$369,610

Tax-equivalent basis adjustment		(9)
Net interest income		$3,413			$2,848
Interest rate spread			3.04%			3.33%
Net interest-earning assets	$35,038			$9,293
Net interest margin (4)			3.37%			3.41%
Average interest-earning assets to average interest-bearing liabilities	109.56%			102.88%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts
(4) Calculated as annualized net interest income divided by average total interest-earning assets

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

Interest Income. The increase in interest income of $1.9 million, or 36.8%, to $7.0 million for the three months ended December 31, 2006 was primarily due to an increase in the average balance of interest-earning assets of $69.9 million to $401.6 million from $331.7 million, as well as an improvement in the average yield on such assets to 6.92% from 6.12%. Interest earned on loans increased to $6.5 million for the three months ended December 31, 2006 from $4.6 million for the prior year period, reflecting an $79.5 million, or 28.6%, increase in the average balance of loans as well as a 70 basis point increase in the average yield on such loans to 7.24% from 6.54%. The improved yield on loans reflected the higher balance of higher-yielding commercial business, commercial real estate and construction loans. The yield on loans would have been 25 basis points greater at 7.49% if not for $7.1 million in loans that did not accrue interest during the three months ended December 31, 2006.

Interest earned on our investment securities decreased $56,000, or 11.2%, due to a $8.9 million, or 17.7%, decrease in the average balance of such securities. The average yield on such securities increased 31 basis points from 3.95% for the three months ended December 31, 2005 to 4.26% for the three months ended December 31, 2006. The decreased average balance of our investment securities reflected the deployment of proceeds from prepayments or repayments into higher-yielding loans.

Interest Expense. Interest expense increased $1.3 million, or 58.1%, to $3.6 million for the three months ended December 31, 2006 from $2.3 million for the three months ended December 31, 2005. The increase in interest expense was primarily due to a $44.2 million, or 13.7%, increase in the average balance of interest-bearing liabilities to $366.6 million from $322.4 million. In addition, the average cost of such liabilities increased to 3.88% from 2.79% in the higher market interest rate environment.

The average balance of interest bearing deposits increased to $316.1 million from $273.6 million while the average cost of such deposits increased to 3.70% from 2.47% in the higher market interest rate environment. This resulted in an increase in interest paid on deposits from $1.7 million to $2.9 million for the three months ended December 31, 2006 compared to the same period last year. Interest paid on Federal Home Loan Bank advances increased to $644,000 for the three months ended December 31, 2006 from $514,000 for the prior year period. In addition to an increase in the average balance of such advances from $46.3 million to $50.5 million, there was a 66 basis point increase in the average cost of Federal Home Loan Bank advances to 5.06% for the three months ended December 31, 2006 from 4.40% for the prior year period.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 8, 2007	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: February 8, 2007	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer