Form 10QSB
period 2007-03-31
Magyar Bancorp, Inc.
filed 2007-05-15
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
YES     ☒    NO    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     ☐    NO    ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2007
Common Stock, $0.01 Par Value	5,923,742

Transitional Small Business Disclosure Format YES ☐ NO ☒

MAGYAR BANCORP, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)
	March 31,	September 30,
	2007	2006
	(Unaudited)
Assets
Cash	$5,969	$5,912
Interest earning deposits with banks	150	105
Total cash and cash equivalents	6,119	6,017

Investment securities - available for sale, at fair value	23,213	18,169
Investment securities - held to maturity, at amortized cost (fair value of $19,725 and
$23,358 at March 31, 2007 and September 30, 2006, respectively)	20,073	23,895

Federal Home Loan Bank of New York stock, at cost	3,413	2,870
Loans receivable, net of allowance for loan losses of $4,289 and $3,892
at March 31, 2007 and September 30, 2006, respectively	378,414	347,969
Bank owned life insurance	9,794	9,606
Accrued interest receivable	2,328	2,218
Premises and equipment, net	22,867	21,690
Other assets	1,918	1,770

Total assets	$468,139	$434,204
Liabilities and Stockholders' Equity
Liabilities
Deposits	$348,593	$325,602
Escrowed funds	1,012	1,158
Federal Home Loan Bank of New York advances	60,066	47,996
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	884	1,141
Accounts payable and other liabilities	3,682	5,095

Total liabilities	419,237	385,992

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; no shares issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued
at March 31, 2007 and September 30, 2006.	59	59
Additional paid-in capital	25,856	25,786
Unearned shares held by Employee Stock Ownership Plan	(1,989)	(2,133)
Retained earnings	25,432	25,001
Accumulated other comprehensive loss, net	(456)	(501)

Total stockholders' equity	48,902	48,212
Total liabilities and stockholders' equity	$468,139	$434,204

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
	(Unaudited)

Interest and dividend income
Loans, including fees	$6,681	$5,069	$13,197	$9,643
Investment securities	467	555	907	1,065
Federal Home Loan Bank of New York stock	56	22	100	55

Total interest and dividend income	7,204	5,646	14,204	10,763

Interest expense
Deposits	3,036	1,921	5,980	3,628
Borrowed money	724	371	1,367	935

Total interest expense	3,760	2,292	7,347	4,563

Net interest and dividend income	3,444	3,354	6,857	6,200

Provision for loan losses	110	240	277	360

Net interest and dividend income after
provision for loan losses	3,334	3,114	6,580	5,840

Other income
Service charges	195	183	409	366
Other operating income	114	85	231	138
Gains on sales of loans	10	-	12	-

Total other income	319	268	652	504

Other expenses
Compensation and employee benefits	1,968	1,805	3,808	3,360
Occupancy expenses	617	443	1,208	911
Advertising	72	100	145	205
Professional fees	133	196	282	338
Service fees	127	116	249	216
Contribution to charitable foundation	-	1,547	-	1,547
Other expenses	531	335	960	679

Total other expenses	3,448	4,542	6,652	7,256

Income (loss) before income tax expense	205	(1,160)	580	(912)

Income tax expense (benefit)	46	(487)	149	(405)

Net income (loss)	$159	$(673)	$431	$(507)

Earnings per share- basic and diluted	$0.03	N/A	$0.07	N/A

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Six months ended March 31, 2007
(In Thousands, Except for Share Amounts)
(Unaudited)

						Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-In	Unearned	Retained	Comprehensive
	Issued	Value	Capital	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2006	5,923,742	$59	$25,786	$(2,133)	$25,001	$(501)	$48,212

Net income	-	-	-	-	431	-	431
Other comprehensive income, net of
reclassification adjustments and taxes	-	-	-	-	-	45	45

Total comprehensive income							476

Allocation of ESOP stock	-	-	31	144	-	-	175
Compensation cost for stock options
and restricted stock	-	-	39	-	-	-	39

Balance, March 31, 2007	5,923,742	$59	$25,856	$(1,989)	$25,432	$(456)	$48,902

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Six Months Ended
	March 31,
	2007	2006
	(Unaudited)
Operating activities
Net income (loss)	$431	$(507)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Contribution of stock to charitable foundation	-	1,047
Depreciation expense	563	488
Premium amortization on investment securities, net	75	56
Provision for loan losses	277	360
Gains on sale of loans	(12)	-
ESOP and stock-based compensation expense	214	61
Increase in accrued interest receivable	(110)	(304)
Increase in bank owned life insurance	(188)	(105)
(Increase) decrease in other assets	(292)	4,009
(Decrease) increase in accrued interest payable	(257)	532
Decrease in accounts payable and other liabilities	(1,413)	(135)

Net cash (used in) provided by operating activities	(712)	5,502

Investing activities
Net increase in loans receivable	(30,710)	(36,435)
Purchases of investment securities available for sale	(6,685)	(3,085)
Sales of investment securities available for sale	142	-
Proceeds from maturities/calls of investment securities held to maturity	-	2,010
Proceeds from maturities/calls of investment securities available for sale	-	2,518
Principal repayments on investment securities held to maturity	3,788	3,460
Principal repayments on investment securities available for sale	1,635	1,560
Purchases of bank owned life insurance	-	(3,570)
Purchases of premises and equipment	(1,740)	(2,027)
(Purchase) redemption of Federal Home Loan Bank of New York stock	(543)	615

Net cash used in investing activities	(34,113)	(34,954)

Financing activities
Net increase in deposits	22,991	27,635
Net proceeds from issurance of common stock	-	24,782
Net purchase of common stock for ESOP	-	(2,306)
Stock compensation tax benefit	12	-
Net (decrease) increase in escrowed funds	(146)	92
Proceeds from long-term Federal Home Loan Bank of New York advances	2,228	-
Repayments of long-term Federal Home Loan Bank of New York advances	(1,083)	(968)
Proceeds of short-term Federal Home Loan Bank of New York advances	10,925	-
Repayments of short-term Federal Home Loan Bank of New York advances	-	(11,500)
Repayments of securities sold under agreements to repurchase	-	(5,000)
Repayments of loans payable	-	(2,497)

Net cash provided by financing activities	34,927	30,238

Net increase in cash and cash equivalents	102	786

Cash and cash equivalents, beginning of period	6,017	3,209

Cash and cash equivalents, end of period	$6,119	$3,995

Supplemental disclosures of cash flow information
Cash paid for
Interest	$7,604	$4,031
Income taxes	$414	$20

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

NOTE B – BASIS OF PRESENTATION

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

Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The September 30, 2006 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three and six months ended March 31, 2007 was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share was not meaningful for the three and six month period ended March 31, 2006, as the Company did not have publicly-held shares outstanding during each day of the periods.

Diluted earnings per share for the three and six months ended March 31, 2007 was calculated by dividing net income by the weighted average number of common shares outstanding, plus the weighted-average number of net shares that would be issued upon exercise of dilutive stock options and grants pursuant to the treasury stock method. Because the Company’s share price at March 31, 2007 was less than the price per share when the options and awards were granted, there was no dilution to the basic earnings per share.

NOTE E – SHARE-BASED COMPENSATION

At the annual meeting held on February 12, 2007, stockholders of the Company approved the Magyar Bancorp, Inc. 2006 Equity Incentive Plan. On March 1, 2007, directors, senior officers and certain employees of the Company were granted in aggregate 217,826 stock options and 103,479 shares of restricted stock.

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

SFAS No. 123R also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.

Stock options generally vest over a five-year service period. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB 107. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

The common stock transactions are valued using the Black-Scholes model using the following assumptions:

As of
March 31, 2007
Expected life	6.5 years
Discount rate	4.51%
Volatility	16.67%
Dividend yield	0.71%

Restricted shares generally vest over a five- year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

The following is a summary of the status of the Company’s stock option activity and related information for its option plans for the six months ended March 31, 2007:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2006	-	-
Granted	217,826	$14.61
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2007	217,826	$14.61	9.9 years	$-

Exercisable at March 31, 2007	-	-	N/A	N/A

The following is a summary of the status of the Company’s non-vested options as of September 30, 2006 and changes during the six months ended March 31, 2007:

Weighted
Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2006	-	-
Granted	217,826	$3.91
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2007	217,826	$3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2006 and changes during the six months ended March 31, 2007:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2006	-	-
Granted	103,479	$14.55
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2007	103,479	$14.55

Stock option and stock award expenses included with compensation expense was $39,000 for both the three and six month periods ended March 31, 2007.

The Company also has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate equal to the Prime rate (currently 8.25%) with principal and interest payable annually in equal installments over thirty years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets, respectively. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $175,000 and $61,000 for the six months ended March 31, 2007 and 2006, respectively.

The following table presents the components of the ESOP shares:

March 31,
2007

Shares released for allocation	17,936
Unreleased shares	199,927

Total ESOP shares	217,863

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income and the related income tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2007			2006
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$120	$(44)	$76	$38	$(29)	$9

Less reclassification adjustment for
losses realized in net income	-	-	-	(673)	347	(326)

Interest rate derivatives	17	(53)	(36)	(50)	-	(50)

Other comprehensive income (loss), net	$137	$(97)	$40	$(685)	$318	$(367)

	Six Months Ended March 31,
	2007			2006
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$177	$(64)	$113	$(41)	$4	$(37)

Less reclassification adjustment for
losses realized in net income	-	-	-	(673)	347	(326)

Interest rate derivatives	(15)	(53)	(68)	(50)	-	(50)

Other comprehensive income (loss), net	$162	$(117)	$45	$(764)	$351	$(413)

NOTE G - INVESTMENT SECURITIES

The following table sets forth the composition of our investment securities portfolio (in thousands):

	March 31,		September 30,
	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
Securities available for sale:
U.S. government and agency obligations	$-	$-	$-	$-
Municipal bonds	3,308	3,313	2,049	2,066
Equity securities	-	-	142	142
Mortgage-backed securities	20,008	19,900	16,258	15,961

Total securities available for sale	$23,316	$23,213	$18,449	$18,169

Securities held to maturity:
U.S. government and agency obligations	$2,141	$2,104	$2,157	$2,105
Municipal bonds	137	145	137	145
Mortgage-backed securities	17,795	17,476	21,601	21,108

Total securities held to maturity	$20,073	$19,725	$23,895	$23,358

NOTE H – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):

	March 31,	September 30,
	2007	2006
	(Unaudited)

One -to-four family residential	$147,925	$143,245
Commercial real estate	74,926	68,567
Construction	97,033	90,342
Home equity lines of credit	11,937	10,843
Commercial business	33,096	24,510
Other	18,047	14,846

Total loans receivable	382,964	352,353
Deferred loan fees	(261)	(492)
Allowance for loan losses	(4,289)	(3,892)

Total loans receivable, net	$378,414	$347,969

At March 31, 2007 and September 30, 2006, non-performing loans had a total principal balance of $12,919,000 and $7,400,000, respectively. Unrecorded interest on the non-performing loans during the six-month period ended March 31, 2007 totaled $613,000.

NOTE I - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	March 31,	September 30,
	2007	2006
	(Unaudited)

Demand accounts	$21,080	$20,491
Savings accounts	38,984	43,127
NOW accounts	33,664	30,519
Money market accounts	70,780	56,107
Certificates of deposit	156,876	149,811
Retirement accounts	27,209	25,547

	$348,593	$325,602

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

	March 31,	September 30,
	2007	2006
	(Unaudited)

Financial instruments whose contract amounts
represent credit risk (in thousands)
Unused lines of credit	$34,610	$30,977
Fixed rate loan commitments	$3,634	$6,499
Variable rate loan commitments	$38,601	$32,634

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses.  We consider a variety of factors in establishing this estimate including, but not limited to, historical loss rates, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

Total assets increased $33.9 million, or 7.8%, to $468.1 million at March 31, 2007 from $434.2 million at September 30, 2006, represented by significant growth in net loans receivable.

Net loans receivable increased $30.4 million, or 8.7%, to $378.4 million at March 31, 2007 from $348.0 million at September 30, 2006. The increase in loans receivable for the six-month period was slightly offset by $1.2 million in sales of one-to-four family residential mortgage loans and an increase in the allowance for loan loss of $397,000. During the six months ended March 31, 2007 loan growth was primarily due to an increase in commercial business loans of $8.6 million, or 35.0%, to $33.1 million, an increase in construction loans of $6.7 million, or 7.4%, to $97.0 million, an increase in commercial real estate loans of $6.4 million, or 9.3%, to $74.9 million, and an increase in one-to-four family residential mortgage loans of $4.7 million, or 3.3%, to $147.9 million.

At March 31, 2007, the significant loan categories in terms of the percent of total loans were 38.6% in one-to-four family residential mortgage loans, 25.3% in construction loans and 19.6% in commercial real estate loans. At March 31, 2006 these categories in terms of the percent of total loans were 43.8% in one-to-four family residential mortgage loans, 21.1% in construction loans and 19.8% in commercial real estate loans. Throughout 2007 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial and construction loans.

Total non-performing loans increased by $5.5 million to $12.9 million at March 31, 2007 from $7.4 million at September 30, 2006. The ratio of non-performing loans to total loans receivable was 3.37% at March 31, 2007 compared with 2.10% at September 30, 2006. The allowance for loan losses was increased $397,000 to $4.3 million or 33.2% of non-performing loans at March 31, 2007 compared with $3.9 million or 52.6% of non-performing loans at September 30, 2006. The allowance for loan losses was 1.1% of gross loans outstanding at both March 31, 2007 and September 30, 2006.

The Bank’s interest in loans on the Dwek Properties and Sugar Maple Estates (reported in the Company’s Current Report on Form 8-K dated June 27, 2006) remained $745,000 and $4.2 million, respectively, at March 31, 2007. The real estate holdings of Solomon Dwek were forced into bankruptcy in February 2007, resulting in the cessation of interest payments on both loans. Accordingly, the loans were considered non-performing at March 31, 2007. The “as-is condition” contract of sale in the amount of $1.46 million previously approved by the Superior Court for the sale of property securing the Dwek Properties loan did not occur in February as a result of the bankruptcy. Total non-performing loans at March 31, 2007 also included construction loans to bankrupt builder Kara Homes, Inc. (reported in our Current Report on Form 8-K dated October 10, 2006). Our total lending relationship with Kara Homes, Inc. consists of four loans with a total outstanding balance of $7.6 million. Two of the four loans were participated with other banks, limiting our total lending relationship to $5.1 million. The loans were designated non-accrual at September 30, 2006 and remained on that status at March 31, 2007.

On January 8, 2007 the Bankruptcy Court approved a motion to begin a bidding process through the Bankruptcy Court for all four Kara Homes properties. The Bank made an initial offer on each of the four projects to proceed with a Bankruptcy Code Section 363 sale of the properties to the Bank (free and clear of all liens, claims and encumbrances with the exception of real estate taxes.) The auction was held March 27, 2007 in which the Bank was the high bidder on three of the four projects. The auction was approved by the Bankruptcy Court on April 9, 2007 with settlement expected by June 2007.

Although management believes that the Bank’s position in the Dwek Properties, Sugar Maple Estates, and Kara Homes, Inc. loans are well collateralized, there can be no assurance that losses will not occur or that significant additional expenses will not be incurred in the process of the resolution of the loans.

Securities available-for-sale increased $5.0 million, or 27.8%, to $23.2 million at March 31, 2007 from $18.2 million at September 30, 2006. The increase was the result of $6.7 million in security purchases, partially offset by $1.6 million in principal amortization and $142,000 in sales of a money market mutual fund. In addition, securities held-to-maturity decreased $3.8 million, or 16.0%, to $20.1 million at March 31, 2007 from $23.9 million at September 30, 2006, resulting from principal amortization.

Total deposits increased $23.0 million, or 7.1% to $348.6 million at March 31, 2007. The increase was primarily the result of money market accounts, which increased $14.7 million, or 26.2%, to $70.8 million at March 31, 2007 from $56.1 million at September 30, 2006, and certificate of deposit accounts, which increased $7.1 million, or 4.7%, to $156.9 million at March 31, 2007 from $149.8 million at September 30, 2006. Other significant changes in total deposits over the three-month period included an increase in NOW accounts of $3.1 million, or 10.3%, to $33.7 million and a decrease in savings accounts of $4.1 million, or 9.6%, to $39.0 million.

Borrowings from the Federal Home Loan Bank of New York increased $12.1 million, or 22.8% to $65.1 million at March 31, 2007 from $53.0 million at September 30, 2006.

Stockholders’ equity increased $690,000, or 1.4%, to $48.9 million at March 31, 2007 from $48.2 million at September 30, 2006. The increase was attributable to net income during the period of $431,000, the release of shares from the ESOP totaling $144,000, and a decrease in accumulated other comprehensive loss of $45,000. Unrealized losses on investment securities available-for-sale were related to increases in interest rates since the investment securities were purchased. Management has concluded that none of the securities have impairments that are considered other than temporary.

Average Balance Sheets for the Three and Six Months Ended March 31, 2007 and 2006

The tables on the following pages present certain information regarding Magyar Bancorp, Inc.’s financial condition and net interest income for the three and six months ended March 31, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$253	$2	3.21%	$12,546	$90	2.90%
Loans receivable, net	370,537	6,681	7.31%	307,970	5,069	6.68%
Securities
Taxable	38,624	435	4.57%	49,416	461	3.78%
Tax-exempt	2,957	40	5.49%	453	5	4.33%
FHLB of NY stock	3,062	56	7.42%	1,829	22	4.88%
Total interest-earning assets	415,433	7,214	7.04%	372,214	5,646	6.15%
Noninterest-earning assets	41,973			19,372
Total assets	$457,406			$391,586

Interest-bearing liabilities:
Savings accounts (1)	$39,306	104	1.07%	$68,573	180	1.06%
NOW accounts (2)	100,079	863	3.50%	68,739	299	1.76%
Time deposits (3)	184,558	2,069	4.55%	163,587	1,442	3.57%
Total interest-bearing deposits	323,943	3,036	3.80%	300,899	1,921	2.59%
Federal Home Loan Bank borrowings	57,290	724	5.13%	31,396	357	4.61%
Loan payable	-	-		721	14	7.87%
Total interest-bearing liabilities	381,233	3,760	4.00%	333,016	2,292	2.79%
Noninterest-bearing liabilities	27,441			24,936
Total liabilities	408,674			357,952
Retained earnings	48,732			33,634
Total liabilities and retained earnings	$457,406			$391,586

Tax-equivalent basis adjustment		(10)			-
Net interest income		$3,444			$3,354
Interest rate spread			3.04%			3.36%
Net interest-earning assets	$34,200			$39,198
Net interest margin (4)			3.36%			3.65%
Average interest-earning assets to average interest-bearing liabilities	108.97%			111.77%
(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts
(4) Calculated as annualized net interest income divided by average total interest-earning assets

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Six Months Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$243	$6	4.95%	$8,484	$98	2.31%
Loans receivable, net	363,764	13,197	7.28%	298,319	9,643	6.48%
Securities
Taxable	38,966	850	4.37%	51,235	960	3.76%
Tax-exempt	2,572	68	5.30%	300	7	4.71%
FHLB of NY stock	2,907	100	6.90%	2,109	55	5.23%
Total interest-earning assets	408,452	14,221	6.98%	360,447	10,763	5.99%
Noninterest-earning assets	41,499			19,950
Total assets	$449,951			$380,397

Interest-bearing liabilities:
Savings accounts (1)	$40,075	$217	1.09%	$63,317	$333	1.05%
NOW accounts (2)	96,560	1,687	3.50%	64,280	541	1.69%
Time deposits (3)	183,100	4,076	4.46%	159,635	2,754	3.46%
Total interest-bearing deposits	319,735	5,980	3.75%	287,232	3,628	2.53%
Federal Home Loan Bank borrowings	53,853	1,367	5.09%	38,872	871	4.49%
Loan payable	-	-		1,619	64	7.93%
Total interest-bearing liabilities	373,588	7,347	3.94%	327,723	4,563	2.79%
Noninterest-bearing liabilities	27,806			23,447
Total liabilities	401,394			351,170
Retained earnings	48,557			29,227
Total liabilities and retained earnings	$449,951			$380,397

Tax-equivalent basis adjustment		(17)			-
Net interest income		$6,857			$6,200
Interest rate spread			3.04%			3.20%
Net interest-earning assets	$34,864			$32,724
Net interest margin (4)			3.37%			3.45%
Average interest-earning assets to average interest-bearing liabilities	109.33%			109.99%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts
(4) Calculated as annualized net interest income divided by average total interest-earning assets

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net Income/Loss. The Company recorded net income of $159,000 for the three months ended March 31, 2007.  Net income increased $832,000 or 123.6% compared to a net loss of $673,000 for the three months ended March 31, 2006. The loss of $673,000 for the three months ended March 31, 2006 resulted primarily from the expense of a $1.5 million contribution to the Magyar Bank Charitable Foundation as part of the Company’s initial public offering.

Net Interest and Dividend Income. Net interest and dividend income increased $90,000, or 2.7%, to $3.4 million for the three months ended March 31, 2007 from $3.4 million for the three months ended March 31, 2006. Total interest and dividend income increased $1.6 million to $7.2 million for the three month period ended March 31, 2007 while total interest expense increased $1.5 million to $3.8 million from the same three month period one year earlier. In addition, for the comparison period our interest rate spread decreased 32 basis points to 3.04% from 3.36%.

Interest Income.  The increase in interest income of $1.6 million, or 27.6%, to $7.2 million for the three months ended March 31, 2007 was primarily due to an increase in the average balance of interest-earning assets of $43.2 million to $415.4 million from $372.2 million, as well as an improvement in the average yield on such assets to 7.04% from 6.15%. Interest earned on loans increased to $6.7 million for the three months ended March 31, 2007 from $5.1 million for the prior year period, reflecting a $62.6 million, or 20.3%, increase in the average balance of loans as well as a 63 basis point increase in the average yield on such loans to 7.31% from 6.68%. The improved yield on loans reflected the higher balance of higher-yielding commercial business, commercial real estate and construction loans. The yield on loans would have been 23 basis points greater at 7.54% if not for $12.9 million in non-performing loans at March 31, 2007.

Interest earned on our investment securities increased $10,000, or 2.1%, to $475,000 for the three months ended March 31, 2007. An $8.3 million decrease in the average balance of investment securities was offset by an 85 basis point increase in the average yield on such securities to 4.64% for the three months ended March 31, 2007 from 3.78% for the three months ended March 31, 2006. The decreased average balance of our investment securities reflected the deployment of proceeds from principal repayments into higher-yielding loans.

Interest Expense.  Interest expense increased $1.5 million, or 64.0%, to $3.8 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006. The increase in interest expense was primarily due to a $48.2 million, or 14.5%, increase in the average balance of interest-bearing liabilities to $381.2 million from $333.0 million. In addition, the average cost of such liabilities increased to 4.00% from 2.79% in the higher interest rate environment.

The average balance of interest bearing deposits increased to $323.9 million from $300.9 million while the average cost of such deposits increased to 3.80% from 2.59% in the higher interest rate environment. This resulted in an increase in interest paid on deposits to $3.0 million from $1.9 million for the three months ended March 31, 2007 compared to the same period last year. Interest paid on Federal Home Loan Bank advances increased to $724,000 for the three months ended March 31, 2007 from $357,000 for the prior year period. In addition to an increase in the average balance of such advances from $31.4 million to $57.3 million, there was a 52 basis point increase in the average cost of Federal Home Loan Bank advances to 5.13% for the three months ended March 31, 2007 from 4.61% for the prior year period.

Provision for Loan Losses. Management recorded a provision of $110,000 for the three months ended March 31, 2007 compared to a $240,000 provision for the prior year period. The decrease in the provision in 2007 as compared to 2006 was due primarily to a loan loss recovery in the amount of $120,000 from a commercial business loan charged-off in September 2006.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination processes, will periodically review our allowance for loan losses. These agencies may require us to recognize adjustments to the allowance, based on their judgments about information available at the time of examination.

Other Income. Non-interest income increased $51,000, or 19.0%, to $319,000 for the three months ended March 31, 2007 from $268,000 for the three months ended March 31, 2006. The increase reflected an increase in service charges and a larger increase in the cash surrender value of Magyar Bank’s bank-owned life insurance for the three months ended March 31, 2007 compared to the earlier three-month period. In addition, the Bank recorded $17,000 in rental income from a lease of office space at its headquarters that commenced in April 2006.

Other Expenses. Non-interest expense decreased $1.1 million, or 24.1%, to $3.4 million for the three months ended March 31, 2007 from $4.5 million for the three months ended March 31, 2006.

Non-interest expenses significantly decreased between the two periods due to one-time, $1.5 million contribution to the MagyarBank Charitable Foundation as part of the Company’s January 2006 initial public offering. Excluding the contribution, non-interest expenses increased by $453,000 from the three months ended March 31, 2006 to the current three month period.

Compensation and employee benefits increased $163,000, or 9.0% to $2.0 million for the three months ended March 31, 2007 from $1.8 million for the three months ended March 31, 2006. In addition to merit increases between the two periods, this increase also reflected staff additions for the Branchburg, New Jersey branch opened in September 2006 and the New Brunswick, New Jersey branch opened in March 2007.

The higher non-interest expense also was due to higher occupancy expenses, which increased $174,000 to $617,000 for the three months ended March 31, 2007 from $443,000 for the prior year period. The increase primarily reflected the addition of the Bank’s Branchburg and New Brunswick offices. In addition, other expenses increased $196,000, or 58.5%, to $531,000 for the three months ended March 31, 2007 from $335,000 for the same period last year of which $98,000 was due to costs associated with the Company’s first annual shareholder meeting and $71,000 was due to expenses related to the non-performing loans described above.

Income Tax Expense/Benefit. Income tax expense was $46,000 for the three months ended March 31, 2007, as compared to an income tax benefit of $487,000 for the three months ended March 31, 2006. The effective tax rate was 22.4% and 42.0% for the three month periods ended March 31, 2007 and 2006, respectively. The difference in the effective tax rate in 2007 as compared to 2006 was primarily a result of the relative percentage of the permanent differences as compared to pretax income/(loss). The decrease was also attributable to the creation of the Magbank Investment Company in August 2006. The MagBank Investment Company meets the requirements to elect New Jersey Investment Company status and therefore is subject to a New Jersey state tax rate of 3.6% compared with a 9.0% corporate business tax rate for New Jersey corporations.

Comparison of Operating Results for the Six Months Ended March 31, 2007 and 2006

Net Income/Loss. The net income for the six months ended March 31, 2007 increased $938,000 to $431,000 from a loss of ($507,000) for the six months ended March 31, 2006. The loss of $507,000 for the six months ended March 31, 2006 resulted primarily from the expense of a $1.5 million contribution to the Magyar Bank Charitable Foundation as part of the Company’s initial public offering.

Net Interest and Dividend Income.  Net interest and dividend income increased $2.8 million, or 61.0%, to $7.3 million for the six months ended March 31, 2007 from $4.6 million for the six months ended March 31, 2006. Total interest and dividend income increased $3.4 million to $14.2 million for the six month period ended March 31, 2007 while total interest expense increased $2.8 million to $7.3 million for the same six month period. For the comparison period our interest rate spread decreased 16 basis points to 3.04% from 3.20%.

Interest Income. Interest income increased $3.4 million, or 32.0%, to $14.2 million for the six months ended March 31, 2007 from $10.8 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $48.1 million to $408.5 million from $360.4 million. In addition, there was an improvement of 99 basis points in the average yield on such assets to 6.98% from 5.99%. Interest income on loans increased 36.9% to $13.2 million for the six months ended March 31, 2007 from $9.6 million for the prior year period, reflecting a $65.4 million, or 21.9%, increase in the average balance of loans as well as an 80 basis point increase in the average yield on such loans to 7.28% from 6.48%. The improved yield on loans reflected the larger balance of higher-yielding commercial business, commercial real estate and construction loans, as well as an overall higher interest rate environment for such loans.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased 5.1% to $918,000 for the six month period ended March 31, 2007 from $967,000 a year earlier. A decrease of $10.0 million in the average balance of such securities to $41.5 million from $51.5 million was nearly offset by a 66 basis point increase in the average yield on investment securities to 4.43% from 3.77%. The decreased average balance of our investment securities reflected the deployment of proceeds from investment repayments into higher-yielding loans.

Interest Expense. Interest expense increased $2.7 million, or 61.0%, to $7.3 million for the six months ended March 31, 2007 from $4.6 million for the six months ended March 31, 2006. The increase in interest expense was primarily due to a $45.9 million, or 14.0%, increase in the average balance of interest-bearing liabilities to $373.6 million from $327.7 million. In addition, the average cost of such liabilities increased to 3.94% from 2.79% in the higher interest rate environment.

The average balance of interest bearing deposits increased $32.5 million to $319.7 million for the six months ended March 31, 2007 from $287.2 million for the same period last year while the average cost of such deposits increased 122 basis points to 3.75% from 2.53%. This resulted in a 64.8% increase in interest paid on deposits to $6.0 million from $3.6 million for the six months ended March 31, 2007 compared to the same period ended March 31, 2006. Interest paid on Federal Home Loan Bank advances increased $496,000 to $1.4 million for the six months ended March 31, 2007 from $871,000 for the prior year period. The increase in advance interest expense was due to an increase in the average balance of such advances to $53.9 million from $38.9 million combined with a 60 basis point increase in the average cost of Federal Home Loan Bank advances to 5.09% for the six months ended March 31, 2007 from 4.49% for the prior year period.  The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans during the period.

Provision for Loan Losses. Management made a provision of $277,000 for the six months ended March 31, 2007 compared to a $360,000 provision for the prior year period. The decrease in the provision in 2007 as compared to 2006 was due primarily to a loan loss recovery in the amount of $120,000 from a commercial business loan charged-off in September 2006. The allowance for loan losses was $4.3 million, or 1.1% of gross loans outstanding at March 31, 2007, as compared to $3.9 million, or 1.1% of gross loans outstanding at March 31, 2006.

Other Income. Non-interest income increased $51,000 to $652,000 for the six months ended March 31, 2007 from $504,000 for the six months ended March 31, 2006. The increase reflected an increase in service charges and a larger increase in the cash surrender value of Magyar Bank’s bank-owned life insurance for the six months ended March 31, 2007 compared to the earlier six-month period.

 Other Expenses. Non-interest expense decreased $604,000 to $6.7 million for the six months ended March 31, 2007 from $7.3 million for the six months ended March 31, 2006. Included with the 2006 expenses was a $1.5 million contribution to the Magyar Bank Charitable Foundation in conjunction with the Company’s initial public offering on January 23, 2006.

Compensation and employee benefits rose 13.3% or $448,000 to $3.8 million during the six month period ending March 31, 2007 from $3.4 million during the six month period ending March 31, 2006. In addition to merit increases between the two periods, this increase also reflected staff additions for the Branchburg, New Jersey branch opened in September 2006 and the New Brunswick, New Jersey branch opened in March 2007.

Occupancy expense increased $297,000 or 32.6% to $1.2 million for the six months ended March 31, 2006 from $911,000 for the prior year period. The increase reflected depreciation of the Bank’s new corporate headquarters, which was completed in January 2006 and the addition of the Bank’s Branchburg and New Brunswick offices in the current six month period. In addition, other expenses increased $281,000, or 41.4%, to $960,000 for the six months ended March 31, 2007 from $679,000 for the same period last year of which $98,000 was due to costs associated with the Company’s first annual shareholder meeting and $97,000 was due to expenses related to the non-performing loans described above.

Income Tax Expense/Benefit. Income tax expense was $149,000 for the six months ended March 31, 2007, as compared to an income tax benefit of $405,000 for the six months ended March 31, 2006. The effective tax rate was 25.7% and 44.4% for the six month periods ended March 31, 2007 and 2006, respectively. The difference in the effective tax rate in 2007 as compared to 2006 is primarily a result of the relative percentage of the permanent differences as compared to pretax income/(loss). The decrease is also attributable to the creation of the Magbank Investment Company in August 2006. The MagBank Investment Company meets the requirements to elect New Jersey Investment Company status and therefore is subject to a New Jersey state tax rate of 3.6% compared with a 9.0% corporate business tax rate for New Jersey corporations.

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

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans.  This requirement is effective as of the end of the first fiscal year ending after March 31, 2007 (as of September 30, 2007 for the Company). Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008 (as of September 30, 2009). The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost.  The Company is evaluating the effect of SFAS No. 158 on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which included an amendment of FASB Statement No. 115. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, (as of October 1, 2008 for the Company). Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not made an early adoption election and SFAS No. 159 is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month period ended March 31, 2007 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2007, the Company had commitments outstanding under letters of credit of $1.0 million, commitments to originate loans of $42.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $34.6 million. There has been no material change during the six months ended March 31, 2007 in any of the Company’s other contractual obligations or commitments to make future payments.

On April 26, the Company announced its first stock repurchase program. Under this program, up to 5% of its outstanding shares of common stock (excluding shares held by Magyar Bancorp, MHC), or up to 130,927 shares may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. As we did not have the authority to do so, shares of stock were not purchased during the first quarter of fiscal 2007.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of March 31, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. The Company’s balance sheet at September 30, 2006 reflected sensitivity to decreases in market interest rate movements. In an effort to reduce the anticipated negative affect on earnings from decreases in market interest rates, interest rate floors with notional amounts of $15 million were held by the Bank at March 31, 2007.

Management of the Company believes that there has not been a material adverse change in market risk during the six months ended March 31, 2007

ITEM 3 – Controls and Procedures

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

MAGYAR BANCORP, INC.
(Registrant)

Date: May 15, 2007	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: May 15, 2007	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer