Form 10QSB
period 2007-06-30
Magyar Bancorp, Inc.
filed 2007-08-10
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
YES     ☒     NO    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     ☐     NO    ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2007
Common Stock, $0.01 Par Value	5,831,642

Transitional Small Business Disclosure Format YES ☐ NO ☒

MAGYAR BANCORP, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements
MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)
	June 30,	September 30,
	2007	2006
	(Unaudited)
Assets
Cash	$5,661	$5,912
Interest earning deposits with banks	191	105
Total cash and cash equivalents	5,852	6,017

Investment securities - available for sale, at fair value	28,157	18,169
Investment securities - held to maturity, at amortized cost (fair value of $18,808 and
$23,358 at June 30, 2007 and September 30, 2006, respectively)	19,201	23,895

Federal Home Loan Bank of New York stock, at cost	3,247	2,870
Loans receivable, net of allowance for loan losses of $4,067 and $3,892
at June 30, 2007 and September 30, 2006, respectively	380,116	347,969
Bank owned life insurance	9,879	9,606
Accrued interest receivable	2,477	2,218
Premises and equipment, net	22,635	21,690
Other real estate	1,283	-
Other assets	1,576	1,770

Total assets	$474,423	$434,204
Liabilities and Stockholders' Equity
Liabilities
Deposits	$359,254	$325,602
Escrowed funds	1,289	1,158
Federal Home Loan Bank of New York advances	54,484	47,996
Securities sold under agreements to repurchase	6,000	5,000
Accrued interest payable	1,027	1,141
Accounts payable and other liabilities	4,736	5,095

Total liabilities	426,790	385,992

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; no shares issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued
at June 30, 2007 and September 30, 2006.	59	59
Additional paid-in capital	25,980	25,786
Treasury stock; 92,100 shares at June 30, 2007	(1,360)	-
Unearned shares held by Employee Stock Ownership Plan	(1,918)	(2,133)
Retained earnings	25,626	25,001
Accumulated other comprehensive loss, net	(754)	(501)

Total stockholders' equity	47,633	48,212
Total liabilities and stockholders' equity	$474,423	$434,204

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Unaudited)

Interest and dividend income
Loans, including fees	$6,923	$5,624	$20,120	$15,267
Investment securities	468	465	1,375	1,530
Federal Home Loan Bank of New York stock	68	30	168	84

Total interest and dividend income	7,459	6,119	21,663	16,881

Interest expense
Deposits	3,218	2,242	9,198	5,871
Borrowed money	832	458	2,200	1,391

Total interest expense	4,050	2,700	11,398	7,262

Net interest and dividend income	3,409	3,419	10,265	9,619

Provision for loan losses	75	240	352	600

Net interest and dividend income after
provision for loan losses	3,334	3,179	9,913	9,019

Other income
Service charges	354	206	763	571
Other operating income	107	99	339	237
Gains on sales of loans	5	9	17	9
Losses on the sales of investment securities	-	(104)	-	(104)

Total other income	466	210	1,119	713

Other expenses
Compensation and employee benefits	2,072	1,825	5,881	5,183
Occupancy expenses	647	436	1,855	1,347
Advertising	82	58	226	263
Professional fees	169	180	452	518
Service fees	123	112	372	329
Contribution to charitable foundation	-	-	-	1,547
Other expenses	431	380	1,390	1,060

Total other expenses	3,524	2,991	10,176	10,247

Income (loss) before income tax expense	276	398	856	(515)

Income tax expense (benefit)	82	122	231	(284)

Net income (loss)	$194	$276	$625	$(231)

Earnings (loss) per share- basic and diluted	$0.03	$0.05	$0.11	N/A

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Nine months ended June 30, 2007
(In Thousands, Except for Share Amounts)
(Unaudited)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Issued	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2006	5,923,742	$59	$25,786	$-	$(2,133)	$25,001	$(501)	$48,212

Net income	-	-	-		-	625	-	625
Other comprehensive loss, net of
reclassification adjustments and taxes	-	-	-		-	-	(253)	(253)

Total comprehensive income								372
Treasury stock, at cost (92,100 shares)	-			(1,360)				(1,360)
Allocation of ESOP stock	-	-	40		215	-	-	255
Compensation cost for stock options
and restricted stock	-	-	154	-	-	-	-	154

Balance, June 30, 2007	5,923,742	$59	$25,980	$(1,360)	$(1,918)	$25,626	$(754)	$47,633

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Nine Months Ended
	June 30,
	2007	2006
	(Unaudited)
Operating activities
Net income (loss)	$625	$(231)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Contribution of stock to charitable foundation	-	1,047
Depreciation expense	858	742
Premium amortization on investment securities, net	115	126
Proceeds from mortgage loan sales	-	2,817
Provision for loan losses	352	600
Gains on sale of loans	(17)	(9)
Losses on sale of investment securities	-	104
ESOP and share-based compensation expense	409	122
Increase in accrued interest receivable	(259)	(460)
Increase in bank owned life insurance	(273)	(190)
(Increase) decrease in other assets	(34)	3,898
(Decrease) increase in accrued interest payable	(114)	656
Decrease in accounts payable and other liabilities	(359)	(523)

Net cash provided by operating activities	1,303	8,699

Investing activities
Net increase in loans receivable	(33,765)	(60,392)
Purchases of investment securities available for sale	(13,772)	(5,488)
Sales of investment securities available for sale	142	3,896
Proceeds from maturities/calls of investment securities held to maturity	-	2,010
Proceeds from maturities/calls of investment securities available for sale	-	2,518
Principal repayments on investment securities held to maturity	4,642	4,801
Principal repayments on investment securities available for sale	3,506	2,554
Purchases of bank owned life insurance	-	(3,570)
Purchases of premises and equipment	(1,803)	(2,626)
(Purchase) redemption of Federal Home Loan Bank of New York stock	(377)	248

Net cash used in investing activities	(41,427)	(56,049)

Financing activities
Net increase in deposits	33,652	40,503
Net proceeds from issurance of common stock	-	24,782
Net purchase of common stock for ESOP	-	(2,306)
Stock compensation tax benefit	48	-
Net increase in escrowed funds	131	119
Proceeds from long-term Federal Home Loan Bank of New York advances	6,642	-
Repayments of long-term Federal Home Loan Bank of New York advances	(6,329)	(1,458)
Proceeds of short-term Federal Home Loan Bank of New York advances	6,175	-
Repayments of short-term Federal Home Loan Bank of New York advances	-	(4,400)
Proceeds (repayments) of securities sold under agreements to repurchase	3,000	(5,000)
Repayments of loans payable	(2,000)	(2,497)
Purchase of treasury stock	(1,360)	-
Net cash provided by financing activities	39,959	49,743

Net (decrease) increase in cash and cash equivalents	(165)	2,393

Cash and cash equivalents, beginning of period	6,017	3,209

Cash and cash equivalents, end of period	$5,852	$5,602

Supplemental disclosures of cash flow information
Cash paid for
Interest	$11,512	$6,606
Income taxes	$510	$23

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A - ORGANIZATION

Magyar Bancorp, Inc. (the “Company”) was organized on January 23, 2006 to serve as the mid-tier stock holding company of Magyar Bank (the “Bank”). The Bank’s corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered holding company. Magyar Bancorp, Inc. owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, and a New Jersey-chartered mutual holding company.

Magyar Bancorp, MHC owns 3,200,450 shares, or 54.03%, of the issued shares of common stock of Magyar Bancorp, Inc. The remaining 2,723,292 shares, or 45.97%, were sold to public stockholders, including a charitable foundation organized by the Bank. The gross offering proceeds from the sale were $27,233,000 and the net proceeds were $25,829,000 (including $1,047,000 in stock contributed to the charitable foundation). So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc.

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

Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The September 30, 2006 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended June 30, 2007 and three months ended June 30, 2006 were calculated by dividing net income by the weighted average number of common shares outstanding during the respective periods. Earnings per share was not meaningful for the nine month period ended June 30, 2006, as the Company did not have publicly-held shares outstanding during each day of the period.

Diluted earnings per share for the three and nine months ended June 30, 2007 was calculated by dividing net income by the weighted average number of common shares outstanding, plus the weighted-average number of net shares that would be issued upon exercise of dilutive stock options and grants pursuant to the treasury stock method.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2007:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2006	-	-
Granted	217,826	$14.61
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2007	217,826	$14.61	9.7 years	$-

Exercisable at June 30, 2007	-	-	N/A	N/A

The following is a summary of the status of the Company’s non-vested options as of September 30, 2006 and changes during the nine months ended June 30, 2007:

Weighted
Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2006	-	-
Granted	217,826	$3.91
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2007	217,826	$3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2006 and changes during the nine months ended June 30, 2007:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2006	-	-
Granted	103,479	$14.55
Forfeited	-	-
Balance at June 30, 2007	103,479	$14.55

Stock option and stock award expenses included with compensation expense was $116,000 and $154,000 for the three and nine month periods ended June 30, 2007.

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

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $255,000 and $122,000 for the nine months ended June 30, 2007 and 2006, respectively.

The following table presents the components of the ESOP shares:

June 30,
2007

Shares released for allocation	17,936
Unreleased shares	199,927

Total ESOP shares	217,863

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) and the related income tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2007			2006
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(Unaudited)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$(250)	$76	$(174)	$(3)	$1	$(2)

Less reclassification adjustment for
losses realized in net income	-	-	-	-	-	-

Minimum pension liability	-	-	-	-	-	-

Interest rate derivatives	(208)	83	(125)	(20)	-	(20)

Other comprehensive income (loss), net	$(458)	$159	$(299)	$(23)	$1	$(22)

	Nine Months Ended June 30,
	2007			2006
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(Unaudited)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$(73)	$13	$(61)	$(44)	$330	$286

Less reclassification adjustment for
losses realized in net income	-	-	-	-	-	-

Minimum pension liability	-	-	-	(650)	-	(650)

Interest rate derivatives	(223)	30	(193)	(70)	-	(70)

Other comprehensive income (loss), net	$(296)	$43	$(254)	$(764)	$330	$(434)

NOTE G - INVESTMENT SECURITIES

The following table sets forth the composition of our investment securities portfolio (in thousands):

	June 30,		September 30,
	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
Securities available for sale:
U.S. government and agency obligations	$-	$-	$-	$-
Municipal bonds	3,215	3,163	2,049	2,066
Equity securities	-	-	142	142
Mortgage-backed securities	25,295	24,994	16,258	15,961

Total securities available for sale	$28,510	$28,157	$18,449	$18,169

Securities held to maturity:
U.S. government and agency obligations	$2,139	$2,094	$2,157	$2,105
Municipal bonds	137	143	137	145
Mortgage-backed securities	16,925	16,571	21,601	21,108

Total securities held to maturity	$19,201	$18,808	$23,895	$23,358

NOTE H – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):
	June 30,	September 30,
	2007	2006
	(Unaudited)

One -to-four family residential	$146,479	$143,245
Commercial real estate	79,700	68,567
Construction	100,495	90,342
Home equity lines of credit	12,805	10,843
Commercial business	28,942	24,510
Other	16,006	14,846

Total loans receivable	384,427	352,353
Deferred loan fees	(244)	(492)
Allowance for loan losses	(4,067)	(3,892)

Total loans receivable, net	$380,116	$347,969

At June 30, 2007 and September 30, 2006, non-performing loans had a total principal balance of $8,998,000 and $7,400,000, respectively. Unrecorded interest on the non-performing loans during the nine-month period ended June 30, 2007 totaled $591,000.

NOTE I - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	June 30,	September 30,
	2007	2006
	(Unaudited)

Demand accounts	$21,541	$20,491
Savings accounts	37,181	43,127
NOW accounts	28,952	30,519
Money market accounts	76,194	56,107
Certificates of deposit	167,774	149,811
Retirement accounts	27,612	25,547

	$359,254	$325,602

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
Unused lines of credit	$33,173	$30,977
Fixed rate loan commitments	$11,489	$6,499
Variable rate loan commitments	$41,488	$32,634

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

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

Total assets increased $40.2 million, or 9.3%, to $474.4 million at June 30, 2007 from $434.2 million at September 30, 2006, represented by significant growth in net loans receivable.

Net loans receivable increased $32.1 million, or 9.2%, to $380.1 million at June 30, 2007 from $348.0 million at September 30, 2006. Loan growth was primarily due to an increase in commercial real estate loans of $11.1 million, or 16.2%, to $79.7 million, an increase in construction loans of $10.2 million, or 11.2%, to $100.5 million, and an increase in commercial business loans of $4.4 million, or 18.1%, to $28.9 million. In addition, one-to-four family residential mortgage loans increased $3.2 million, or 2.3%, to $146.5 million.

At June 30, 2007, the significant loan categories in terms of the percent of total loans were 38.1% in one-to-four family residential mortgage loans, 26.1% in construction loans and 20.7% in commercial real estate loans. At June 30, 2006 these categories in terms of the percent of total loans were 42.2% in one-to-four family residential mortgage loans, 23.2% in construction loans and 20.1% in commercial real estate loans. For the remainder of calendar year 2007, we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial and construction loans.

Total non-performing loans increased by $1.6 million to $9.0 million at June 30, 2007 from $7.4 million at September 30, 2006. The ratio of non-performing loans to total loans receivable was 2.3% at June 30, 2007 compared with 2.1% at September 30, 2006. The allowance for loan losses was increased $175,000 to $4.1 million or 45.2% of non-performing loans at June 30, 2007 compared with $3.9 million or 52.6% of non-performing loans at September 30, 2006. The allowance for loan losses was 1.1% of gross loans outstanding at both June 30, 2007 and September 30, 2006.

The Bank’s interest in loans on the Dwek Properties and Sugar Maple Estates (reported in the Company’s Current Report on Form 8-K dated June 27, 2006) remained $745,000 and $4.2 million, respectively, at June 30, 2007. The real estate holdings of Solomon Dwek were forced into bankruptcy in February 2007, resulting in the cessation of interest payments on both loans. Accordingly, the loans were considered non-performing at June 30, 2007. The “as-is condition” contract of sale in the amount of $1.46 million previously approved by the Superior Court for the sale of property securing the Dwek Properties loan did not occur in February as a result of the bankruptcy.

Total non-performing loans at June 30, 2007 also included a construction loan to bankrupt builder Kara Homes, Inc. (reported in the Company’s Current Report on Form 8-K dated October 10, 2006). On January 8, 2007 the Bankruptcy Court approved a motion to begin a bidding process through the Bankruptcy Court for all four Kara Homes properties. The Bank made an initial offer on each of the four projects to proceed with a Bankruptcy Code Section 363 sale of the properties to the Bank (free and clear of all liens, claims and encumbrances with the exception of real estate taxes). The auction was held

March 27, 2007 in which the Bank was the high bidder on three of the four projects. The auction was approved by the Bankruptcy Court on April 9, 2007.

Of the $5.1 million lending relationship with Kara Homes, Inc. at September 30, 2006, $1.2 million remained in loans receivable at June 30, 2007 and $1.3 million was recorded as other real estate owned. Two of the four projects were sold in June, netting the Bank $2.4 million, or $172,000 less than the amount lent on the projects. Including a $125,000 charge-off on the property purchased by the Bank, total charge-offs on the three loans were $297,000. Provisions for loan loss recorded during the year ended September 30, 2006 were sufficient to cover the amounts charged-off. Settlement of the fourth and final project is expected to occur during the next quarter.

Although management believes that the Bank’s position in the Dwek Properties, Sugar Maple Estates, and Kara Homes, Inc. loans are well collateralized, there can be no assurance that losses will not occur or that significant additional expenses will not be incurred in the process of the resolution of the loans.

Securities available-for-sale increased $10.0 million, or 55.0%, to $28.2 million at June 30, 2007 from $18.2 million at September 30, 2006. The increase was the result of $13.8 million in security purchases, partially offset by $3.5 million in principal amortization and $142,000 in sales of a money market mutual fund. In addition, securities held-to-maturity decreased $4.7 million, or 19.6%, to $19.2 million at June 30, 2007 from $23.9 million at September 30, 2006, resulting from principal amortization.

Total deposits increased $33.7 million, or 10.3%, to $359.3 million at June 30, 2007. The increase was primarily the result of money market accounts, which increased $20.1 million, or 35.8%, to $76.2 million at June 30, 2007 from $56.1 million at September 30, 2006, and certificate of deposit accounts, which increased $18.0 million, or 12.0%, to $167.8 million at June 30, 2007 from $149.8 million at September 30, 2006. Other significant changes in total deposits over the nine-month period included a decrease in savings accounts of $5.9 million, or 13.8%, to $37.2 million and an increase in retirement accounts of $2.1 million, or 8.1%, to $27.6 million.

Borrowings from the Federal Home Loan Bank of New York increased $7.5 million, or 14.1% to $60.5 million at June 30, 2007 from $53.0 million at September 30, 2006.

Stockholders’ equity decreased $579,000, or 1.2%, to $47.6 million at June 30, 2007 from $48.2 million at September 30, 2006. The decrease was attributable to stock repurchases totaling $1.4 million and a decrease in accumulated other comprehensive loss of $253,000, partially offset by net income during the period of $625,000, the release of shares from the ESOP totaling $255,000, and the release of stock options and restricted stock in accordance with FAS 123R totaling $154,000. Unrealized losses on investment securities available-for-sale were related to increases in interest rates since the investment securities were purchased. Management has concluded that none of the securities have impairments that are considered other than temporary.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. During the three month period ended June 30, 2007, the Company repurchased 92,100 shares of its common stock at an average cost of $14.76 per share. Under the current stock repurchase program, 38,827 shares of the 130,927 shares authorized remain available for repurchase.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2007 and 2006

The tables on the following pages present certain information regarding Magyar Bancorp, Inc.’s financial condition and net interest income for the three and nine months ended June 30, 2007 and 2006.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$273	$3	4.61%	$341	$4	4.29%
Loans receivable, net	379,854	6,923	7.31%	314,338	5,624	7.18%
Securities
Taxable	40,357	432	4.29%	45,910	442	3.86%
Tax-exempt	3,321	44	5.31%	2,050	20	3.98%
FHLB of NY stock	3,453	68	7.90%	2,208	30	5.41%
Total interest-earning assets	427,258	7,470	7.01%	364,847	6,119	6.73%
Noninterest-earning assets	42,155			38,679
Total assets	$469,413			$403,526

Interest-bearing liabilities:
Savings accounts (1)	$38,212	99	1.04%	$51,324	159	1.24%
NOW accounts (2)	102,383	934	3.66%	68,524	432	2.53%
Time deposits (3)	187,401	2,185	4.68%	172,549	1,651	3.84%
Total interest-bearing deposits	327,996	3,218	3.94%	292,397	2,242	3.08%
Federal Home Loan Bank borrowings	65,112	832	5.13%	38,673	458	4.75%
Loan payable	-	-		-	-
Total interest-bearing liabilities	393,108	4,050	4.13%	331,070	2,700	3.27%
Noninterest-bearing liabilities	27,552			24,761
Total liabilities	420,660			355,831
Retained earnings	48,369			47,695
Total liabilities and retained earnings	$469,029			$403,526

Tax-equivalent basis adjustment		(11)			-
Net interest income		$3,409			$3,419
Interest rate spread			2.88%			3.46%
Net interest-earning assets	$34,150			$33,777
Net interest margin (4)			3.20%			3.76%
Average interest-earning assets to average interest-bearing liabilities	108.69%			110.20%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts
(4) Calculated as annualized net interest income divided by average total interest-earning assets

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Nine Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$244	$9	4.81%	$3,178	$101	4.23%
Loans receivable, net	369,127	20,120	7.29%	303,658	15,267	6.72%
Securities
Taxable	39,430	1,283	4.35%	49,460	1,402	3.79%
Tax-exempt	2,821	112	5.31%	883	27	4.15%
FHLB of NY stock	3,089	168	7.27%	2,136	84	5.28%
Total interest-earning assets	414,711	21,692	6.99%	359,316	16,881	6.28%
Noninterest-earning assets	41,822			28,495
Total assets	$456,533			$387,811

Interest-bearing liabilities:
Savings accounts (1)	$39,454	$317	1.07%	$59,319	$492	1.11%
NOW accounts (2)	98,501	2,621	3.56%	63,839	973	2.04%
Time deposits (3)	184,533	6,260	4.54%	163,939	4,406	3.59%
Total interest-bearing deposits	322,488	9,198	3.81%	287,097	5,871	2.73%
Federal Home Loan Bank borrowings	57,606	2,200	5.11%	38,492	1,327	4.61%
Loan payable	-	-		1,079	64	7.93%
Total interest-bearing liabilities	380,094	11,398	4.01%	326,668	7,262	2.97%
Noninterest-bearing liabilities	27,754			23,873
Total liabilities	407,848			350,541
Retained earnings	48,633			37,270
Total liabilities and retained earnings	$456,481			$387,811

Tax-equivalent basis adjustment		(29)			-
Net interest income		$10,265			$9,619
Interest rate spread			2.98%			3.31%
Net interest-earning assets	$34,617			$32,648
Net interest margin (4)			3.31%			3.58%
Average interest-earning assets to average interest-bearing liabilities	109.11%			109.99%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes regular and money market NOW accounts.
(3) Includes certificates of deposits and individual retirement accounts
(4) Calculated as annualized net interest income divided by average total interest-earning assets

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net Income/Loss. The Company recorded net income of $194,000 for the three months ended June 30, 2007 compared to net income of $276,000 for the three months ended June 30, 2006.

Net Interest and Dividend Income. Net interest and dividend income was $3.4 million for both three month periods ended June 30, 2007 and June 30, 2006. Total interest and dividend income increased $1.3 million to $7.5 million for the three month period ended June 30, 2007 while total interest expense increased $1.3 million to $4.0 million from the same three month period one year earlier. While our interest rate spread decreased 58 basis points to 2.88% from 3.46%, our net interest earning assets increased to $34.2 million from $33.8 million, which resulted in the increase in net interest and dividend income.

Interest Income. The increase in interest income of $1.3 million, or 21.9%, to $7.5 million for the three months ended June 30, 2007 was primarily due to an increase in the average balance of interest-earning assets of $62.4 million to $427.3 million from $364.8 million, as well as an improvement in the average yield on such assets to 7.01% from 6.73%. Interest earned on loans increased to $6.9 million for the three months ended June 30, 2007 from $5.6 million for the prior year period, reflecting a $65.5 million, or 20.8%, increase in the average balance of loans as well as a 13 basis point increase in the average yield on such loans to 7.31% from 7.18%. The improved yield on loans reflected the higher balance of higher-yielding commercial business, commercial real estate and construction loans. The yield on loans would have been 28 basis points greater at 7.59% if not for the non-performing loans at June 30, 2007.

Interest earned on our investment securities increased $14,000, or 3.0%, to $476,000 (adjusted for tax-exempt interest on bonds) for the three months ended June 30, 2007. A $4.3 million decrease in the average balance of investment securities was offset by a 50 basis point increase in the average yield on such securities to 4.37% for the three months ended June 30, 2007 from 3.87% for the three months ended June 30, 2006. The decreased average balance of our investment securities reflected the deployment of proceeds from principal repayments into higher-yielding loans.

Interest Expense.  Interest expense increased $1.3 million, or 50.0%, to $4.0 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006. The increase in interest expense was primarily due to a $62.0 million, or 18.7%, increase in the average balance of interest-bearing liabilities to $393.1 million from $331.0 million. In addition, the average cost of such liabilities increased to 4.13% from 3.27% in the higher interest rate environment.

The average balance of interest bearing deposits increased to $328.0 million from $292.4 million while the average cost of such deposits increased to 3.94% from 3.08% in the higher interest rate environment. This resulted in an increase in interest paid on deposits to $3.2 million from $2.2 million for the three months ended June 30, 2007 compared to the same period last year. Interest paid on Federal Home Loan Bank advances increased to $832,000 for the three months ended June 30, 2007 from $458,000 for the prior year period. In addition to an increase in the average balance of such advances to $65.1 million from $38.7 million, there was a 38 basis point increase in the average cost of Federal Home Loan Bank advances to 5.13% for the three months ended June 30, 2007 from 4.75% for the prior year period.

Provision for Loan Losses. Management recorded a provision of $75,000 for the three months ended June 30, 2007 compared to a $240,000 provision for the prior year period.

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

Other Income. Non-interest income increased $256,000, or 121.9%, to $466,000 for the three months ended June 30, 2007 from $210,000 for the three months ended June 30, 2006. The increase was attributable to service charge income, primarily due to $102,000 in loan prepayment penalties received in the current year period. The increase was also the result of a $104,000 loss on the sale of investment securities recorded in the prior year period.

Other Expenses. Non-interest expense increased $533,000, or 17.8%, to $3.5 million for the three months ended June 30, 2007 from $3.0 million for the three months ended June 30, 2006.

Compensation and employee benefits increased $247,000, or 13.5% to $2.1 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. Stock award and stock option expenses related to the Magyar Bancorp, Inc. 2006 Equity Incentive Plan accounted for $116,000 of the increase in the current year period. In addition to merit increases between the two periods, this increase reflected staff additions for the Branchburg, New Jersey branch opened in September 2006 and the New Brunswick, New Jersey branch opened in March 2007.

The higher non-interest expense also was due to higher occupancy expenses, which increased $211,000, or 48.4%, to $647,000 for the three months ended June 30, 2007 from $436,000 for the prior year period. The increase primarily reflected the addition of the Bank’s Branchburg and New Brunswick offices.

In addition, other expenses increased $51,000, or 13.4%, to $431,000 for the three months ended June 30, 2007 from $380,000. The increase was due to expenses related to the non-performing loans described above as well as general increases in operating costs.

Income Tax Expense/Benefit. Income tax expense decreased $40,000, or 32.8%, to $82,000 for the three months ended June 30, 2007 from $122,000 for the three months ended June 30, 2006. The effective tax rate was 29.7% and 30.7% for the three month periods ended June 30, 2007 and 2006, respectively. The difference in the effective tax rate in 2007 as compared to 2006 was primarily a result of the relative percentage of the permanent differences as compared to pretax income. The decrease was also attributable to the creation of the Magbank Investment Company in August 2006. The MagBank Investment Company meets the requirements to elect New Jersey Investment Company status and therefore is subject to a New Jersey state tax rate of 3.6% compared with a 9.0% corporate business tax rate for New Jersey corporations.

Comparison of Operating Results for the Nine Months Ended June 30, 2007 and 2006

Net Income/Loss. The net income for the nine months ended June 30, 2007 increased $856,000 to $625,000 from a net loss of $231,000 for the nine months ended June 30, 2006. The loss of $231,000 for the nine months ended June 30, 2006 resulted primarily from the expense of a $1.5 million contribution to the Magyar Bank Charitable Foundation as part of the Company’s initial public offering.

Net Interest and Dividend Income. Net interest and dividend income increased $646,000, or 6.7%, to $10.3 million for the nine months ended June 30, 2007 from $9.6 million for the nine months ended June 30, 2006. Total interest and dividend income increased $4.8 million to $21.7 million for the nine month period ended June 30, 2007 while total interest expense increased $4.1 million to $11.4 million for the same nine month period. While our interest rate spread decreased 33 basis points to 2.98% from 3.31%, our net interest earning assets increased to $34.6 million from $32.6 million, which resulted in the increase in net interest and dividend income.

Interest Income. Interest income increased $4.8 million, or 28.3%, to $21.7 million for the nine months ended June 30, 2007 from $16.9 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $55.4 million to $414.7 million from $359.3 million. In addition, there was an improvement of 71 basis points in the average yield on such assets to 6.99% from 6.28%. Interest income on loans increased 31.8% to $20.1 million for the nine months ended June 30, 2007 from $15.3 million for the prior year period, reflecting a $65.5 million, or 21.6%, increase in the average balance of loans as well as a 57 basis point increase in the average yield on such loans to 7.29% from 6.72%. The improved yield on loans reflected the larger balance of higher-yielding commercial business, commercial real estate and construction loans, as well as an overall higher interest rate environment for such loans.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, was $1.4 million for the nine month period ended June 30, 2007 and 2006. A decrease of $8.1 million in the average balance of such securities to $42.2 million from $50.3 million was entirely offset by a 61 basis point increase in the average yield on investment securities from 3.80% to 4.41%. The decreased average balance of our investment securities reflected the deployment of proceeds from investment repayments into higher-yielding loans.

Interest Expense. Interest expense increased $4.1 million, or 57.0%, to $11.4 million for the nine months ended June 30, 2007 from $7.3 million for the nine months ended June 30, 2006. The increase in interest expense was primarily due to a $53.4 million, or 16.4%, increase in the average balance of interest-bearing liabilities to $380.1 million from $326.7 million. In addition, the average cost of such liabilities increased to 4.01% from 2.97% in the higher interest rate environment.

The average balance of interest bearing deposits increased $35.4 million to $322.5 million for the nine months ended June 30, 2007 from $287.1 million for the same period last year while the average cost of such deposits increased 108 basis points to 3.81% from 2.73%. This resulted in a 56.7% increase in interest paid on deposits to $9.2 million from $5.9 million for the nine months ended June 30, 2007 compared to the same period ended June 30, 2006. Interest paid on Federal Home Loan Bank advances increased $873,000 to $2.2 million for the nine months ended June 30, 2007 from $1.3 million for the prior year period. The increase in advance interest expense was due to an increase in the average balance of such advances to $57.6 million from $38.5 million combined with a 50 basis point increase in the average cost of Federal Home Loan Bank advances to 5.11% for the nine months ended June 30, 2007 from 4.61% for the prior year period.  The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans during the period.

Provision for Loan Losses. Management made a provision of $352,000 for the nine months ended June 30, 2007 compared to a $600,000 provision for the prior year period. The decrease in the provision in 2007 as compared to 2006 was due to management’s estimates of losses existing in the loan portfolio as well as a loan loss recovery in the amount of $120,000 from a commercial business loan charged-off in September 2006. The allowance for loan losses was $4.1 million, or 1.1% of gross loans outstanding at June 30, 2007, compared to $3.7 million, or 1.0% of gross loans outstanding at June 30, 2006.

Other Income. Non-interest income increased $406,000 to $1.1 million for the nine months ended June 30, 2007 from $713,000 for the nine months ended June 30, 2006. The increase was attributable to service charge income, primarily due to an increase in loan prepayment penalties of $101,000 received in the current year period. Loan commitment fees and late charges have also increased in proportion with the growth in the loan portfolio. The increase was also the result of a one-time $104,000 loss on the sale of investment securities recorded in the prior year period.

 Other Expenses. Non-interest expense decreased $71,000 to $10.2 million for the nine months ended June 30, 2007 from $10.3 million for the nine months ended June 30, 2006. Included with the 2006 expenses was a $1.5 million contribution to the Magyar Bank Charitable Foundation in conjunction with the Company’s initial public offering on January 23, 2006.

Compensation and employee benefits rose 13.5% or $698,000 to $5.9 million during the nine month period ended June 30, 2007 from $5.2 million during the nine month period ended June 30, 2006. Stock award and stock option expenses related to the Magyar Bancorp, Inc. 2006 Equity Incentive Plan accounted for $154,000 of the increase in the current year period. In addition to merit increases between the two periods, this increase also reflected staff additions for the Branchburg, New Jersey branch opened in September 2006 and the New Brunswick, New Jersey branch opened in March 2007.

Occupancy expense increased $508,000 or 37.7% to $1.9 million for the nine months ended June 30, 2006 from $1.3 million for the prior year period. The increase reflected depreciation of the Bank’s new corporate headquarters, which was completed in January 2006 and the addition of the Bank’s Branchburg and New Brunswick offices in the current nine month period.

In addition, other expenses increased $330,000, or 31.1%, to $1.4 million for the nine months ended June 30, 2007 from $1.1 million for the same period last year of which $98,000 was due to costs associated with the Company’s first annual shareholder meeting and $109,000 was due to expenses related to the non-performing loans described above.

Income Tax Expense/Benefit. Income tax expense was $231,000 for the nine months ended June 30, 2007, as compared to an income tax benefit of $284,000 for the nine months ended June 30, 2006. The effective tax rate was 27.0% and 55.1% for the nine month periods ended June 30, 2007 and 2006, respectively. The difference in the effective tax rate in 2007 as compared to 2006 was primarily a result of the relative percentage of the permanent differences as compared to pretax income/(loss). The decrease was also attributable to the creation of the Magbank Investment Company in August 2006. The MagBank Investment Company meets the requirements to elect New Jersey Investment Company status and therefore is subject to a New Jersey state tax rate of 3.6% compared with a 9.0% corporate business tax rate for New Jersey corporations.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month period ended June 30, 2007 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2007, the Company had commitments outstanding under letters of credit of $1.0 million, commitments to originate loans of $53.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $33.2 million. There has been no material change during the nine months ended June 30, 2007 in any of the Company’s other contractual obligations or commitments to make future payments.

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

The Company had repurchased 92,100 shares at a weighted average cost of $14.76 per share under the stock repurchase plan at June 30, 2007 for $1.4 million.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of June 30, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. The Company’s balance sheet at September 30, 2006 reflected sensitivity to decreases in market interest rate movements. In an effort to reduce the anticipated negative affect on earnings from decreases in market interest rates, interest rate floors with notional amounts of $15 million were held by the Bank at June 30, 2007.

Management of the Company believes that there has not been a material adverse change in market risk during the nine months ended June 30, 2007

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

The following table reports information regarding repurchases of our common stock during the third quarter of fiscal 2007 and the stock repurchase plan approved by our Board of Directors on April 26, 2007.

	Total Number	Average	Remaining Shares
	of Shares	Price Paid	That May be
Period	Purchased(1)	Per Share	Purchased Under Plan

April 1, 2007 through April 30, 2007	-	$-	130,927
May 1, 2007 through May 31, 2007	82,100	$14.78	48,827
June 1, 2007 through June 30, 2007	10,000	$14.65	38,827
Total	92,100	$14.76

(1) On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. Under the current stock repurchase program, 38,827 shares of the 130,927 shares authorized remain available for repurchase.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: August 10, 2007	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: August 10, 2007	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer