Form 10KSB
period 2007-09-30
Magyar Bancorp, Inc.
filed 2007-12-31
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                               to

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

Yes ☑                           No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☑

The Registrant’s revenues for the fiscal year ended September 30, 2007 were $30.7 million.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 15, 2007 was $28.1 million. As of December 15, 2007, there were 5,923,742 shares issued and 5,792,815 outstanding of the Registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one):

Yes ☐                                No ☑

Magyar Bancorp, Inc.
Annual Report On Form 10-KSB
For The Fiscal Year Ended
September 30, 2007

PART I

ITEM 1.	Description of Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Magyar Bancorp, MHC

Magyar Bancorp, MHC is the New Jersey-chartered mutual holding company of Magyar Bancorp, Inc.  Magyar Bancorp, MHC’s only business is the ownership of 54.03% of the issued shares of common stock of Magyar Bancorp, Inc.  So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc.  The executive office of Magyar Bancorp, MHC is located at 400 Somerset Street, New Brunswick, New Jersey 08903, and its telephone number is (732) 342-7600. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System, and the New Jersey Department of Banking and Insurance.

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2007, Magyar Bancorp, Inc. had consolidated assets of $473.2 million, total deposits of $368.8 million and stockholders’ equity of $48.2 million. Magyar Bancorp, Inc.’s net income for the fiscal year ended September 30, 2007 was $716,000. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08903, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System, and the New Jersey Department of Banking and Insurance.

On January 23, 2006, Magyar Bancorp, Inc. sold 2,618,550 shares of its common stock at a price of $10.00 per share, issued an additional 3,200,450 shares of its common stock to Magyar Bancorp, MHC, and contributed 104,742 shares to MagyarBank Charitable Foundation.

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to the New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our four branch offices located in New Brunswick, North Brunswick, South Brunswick, and Branchburg, New Jersey. The Branchburg branch office opened September 2006 and the New Brunswick branch office opened February 2007. The telephone number at our main office is (732) 342-7600.

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

Market Area

We are headquartered in New Brunswick, New Jersey, and our primary deposit market area is concentrated in the communities surrounding our headquarters branch and our branch offices located in Middlesex and Somerset Counties, New Jersey.  Our primary lending market area is broader than our deposit market area and includes all of New Jersey. At September 30, 2007, 43.4% of our mortgage loan portfolio consisted of loans secured by real estate located in Middlesex and Somerset Counties in New Jersey.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2007 our market share of deposits was 1.24% and 0.13% of deposits Middlesex and Somerset Counties, respectively.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $152.5 million, or 39.5% of our total loans at September 30, 2007. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we intend to increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2007. We also originate commercial real estate, commercial business and construction loans. At September 30, 2007, these loans totaled $81.3 million, $26.6 million and $97.2 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2007, home equity lines of credit and stock-secured demand loans totaled $12.9 million and $15.2 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$152,474	39.54%	$143,245	40.65%	$126,269	46.64%	$108,722	55.50%	$107,531	61.08%
Commercial real estate	81,275	21.08%	68,567	19.46%	57,366	21.19%	19,935	10.18%	19,354	10.99%
Construction	97,150	25.20%	90,342	25.64%	44,418	16.41%	5,526	2.82%	5,188	2.95%
Home equity lines of credit	12,894	3.34%	10,843	3.08%	10,398	3.84%	9,065	4.63%	7,301	4.15%
Commercial business	26,630	6.91%	24,510	6.96%	17,413	6.43%	27,698	14.14%	9,630	5.47%
Other	15,159	3.93%	14,846	4.21%	14,862	5.49%	24,964	12.74%	27,042	15.36%

Total loans receivable	$385,582	100.00%	$352,353	100.00%	$270,726	100.00%	$195,910	100.00%	$176,046	100.00%

Net deferred loan fees	(214)		(492)		(280)		(19)		(128)
Allowance for loan losses	(3,754)		(3,892)		(3,129)		(2,341)		(2,150)

Total loans receivable, net	$381,614		$347,969		$267,317		$193,550		$173,768

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2007.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During		Weighted		Weighted		Weighted		Weighted
The Fiscal Years		Average		Average		Average		Average
Ending September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2008	$2,660	7.89%	$19,024	8.41%	$80,895	8.85%	$3,292	8.57%
2009	578	5.31%	371	7.57%	14,203	8.32%	1	9.75%
2010	674	5.26%	638	6.08%	2,052	8.55%	15	9.75%
2011 to 2012	3,022	6.53%	895	8.05%	-	-	79	9.75%
2013 to 2017	15,419	5.66%	4,366	7.25%	-	-	1,010	6.18%
2018 to 2021	21,412	5.24%	4,490	6.51%	-	-	221	8.25%
2022 and beyond	108,709	5.75%	51,491	7.14%	-	-	8,276	7.77%

Total	$152,474	5.72%	$81,275	7.41%	$97,150	8.77%	$12,894	7.87%

	Commercial Business		Other		Total
Due During		Weighted		Weighted		Weighted
The Fiscal Years		Average		Average		Average
Ending September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2008	$16,710	8.09%	$14,440	6.73%	$137,021	8.75%
2009	207	8.10%	19	8.28%	15,379	8.64%
2010	706	7.97%	39	12.56%	4,124	7.54%
2011 to 2012	2,036	7.05%	132	8.15%	6,164	6.82%
2013 to 2017	4,794	7.40%	88	4.63%	25,677	6.30%
2018 to 2021	387	8.25%	2	13.00%	26,512	5.40%
2022 and beyond	1,790	7.71%	439	5.78%	170,705	6.16%

Total	$26,630	7.86%	$15,159	6.72%	$385,582	7.16%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2007 that are contractually due after September 30, 2008.

	Due After September 30, 2008
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to four-family residential	$96,750	$53,064	$149,814
Commercial real estate	8,409	53,842	62,251
Construction	-	16,255	16,255
Home equity lines of credit	985	8,617	9,602
Commercial Business	2,684	7,236	9,920
Other	135	584	719

Total	$108,963	$139,598	$248,561

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2007, $152.5 million, or 39.5% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 97%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been originated for terms of up to 30 years and are currently offered for terms up to 40 years. The Bank has not participated in “sub-prime” (mortgages granted to borrowers whose creditworthiness is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2007, non-performing residential mortgage loans totaled $65,000, or 0.02% of the total loans receivable. Interest income not recorded on these loans at September 30, 2007 was $800.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we intend to increase our origination and sale of fixed-rate residential mortgage loans. No loans were held for sale at September 30, 2007.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. At September 30, 2007, we had $6.1 million of purchased one-to four-family residential mortgage loans. No loans were purchased in the fiscal year ended September 30, 2007.

At September 30, 2007, we had $97.5 million of fixed-rate residential mortgage loans, which represented 63.9% of our total residential mortgage loan portfolio. At September 30, 2007, our largest fixed-rate residential mortgage loan was for $4.7 million. The loan was performing in accordance with its terms at September 30, 2007.

We also offer adjustable-rate residential mortgage loans with interest rates based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year, which adjusts either annually from the outset of the loan or which adjusts annually after a one-, three-, five-, seven-, and ten-year initial fixed-rate period. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. We also offer adjustable-rate mortgage loans with an interest rate based on the prime rate as published in The Wall Street Journal or the Federal Home Loan Bank of New York advance rates.

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

At September 30, 2007, adjustable-rate residential mortgage loans totaled $55.0 million, or 36.1% of our total residential mortgage loan portfolio. Of these loans, $19.0 million were interest-only loans originated with an average original loan-to-value of 69.6%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principle and interest payments. At September 30, 2007, our largest adjustable-rate residential mortgage loan was for $986,000. The loan was performing in accordance with its terms at September 30, 2007.

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

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2007, $81.3 million, or 21.1%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years, provided adjustable rate periods limit the initial payment period to no more than five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.2 million. At September 30, 2007, our largest commercial real estate loan was $2.9 million and was secured by a marina and restaurant. At September 30, 2007, one loan in the amount of $1.9 million was on non-accrual status and three loans totaling $2.2 million were two months delinquent. Impaired commercial real estate loans totaled $1.9 million for which no allowance for credit losses has been provided. Interest income not recorded on impaired loans at September 30, 2007 was $133,000. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, townhomes, condominiums, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.

At September 30, 2007, construction loans for the development of one-to four-family residential properties totaled $45.1 million, or 11.7% of total loans. These construction loans have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition funds are limited to 50% to 75% of the sale price of the land. Site improvement funds are limited to 100% of the bonded site improvement costs. Construction funds are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2007, construction loans for the development of townhomes, condominiums and apartment buildings totaled $34.3 million, or 8.9% of total loans. These construction loans also have a maximum term of 24 months. We generally require that a commitment for permanent financing be in place prior to closing construction loans. The maximum loan-to-value ratio limit applicable to these loans has been 75% of the appraised value of the property, but was decreased to 70% in 2007 to reduce the Bank’s potential exposure given a downtown in the real estate market. Properties must maintain a debt service coverage ratio of 120%. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2007, construction loans for the development of commercial properties totaled $17.8 million, or 4.6% of total loans. These construction loans also have a maximum term of 36 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. In addition, the property must maintain a debt service coverage ratio of 120%.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.2 million. At September 30, 2007, our largest outstanding construction loan balance was for $6.0 million. The loan was secured by a multi-storied building containing 21 condominiums and street level parking in Hoboken, New Jersey. This project is 99% complete and the loan was performing according to its terms at September 30, 2007. At September 30, 2007, with the exception of four construction loans totaling $6.0 million (see Item 6. Management’s Discussion and Analysis or Plan of Operations for details on these loans), all of our construction loans were performing in accordance with their terms. Impaired construction loans totaled $6.0 million for which a $65,000 allowance for credit loss has been provided. Interest income not recorded on impaired loans at September 30, 2007 was $336,000.

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

Commercial Business Loans. At September 30, 2007, our commercial business loans totaled $26.6 million, or 6.9% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 15 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are based on the prime rate as published in The Wall Street Journal.

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

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay the loan from his or her employment income, and which are secured by real property with ascertainable value, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the repayment of commercial business loans may depend substantially on the success of the borrower’s business. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We try to minimize these risks through our underwriting standards. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.2 million currently. At September 30, 2007, our largest commercial business loan was a $3.1 million loan to an equipment retailer and was secured by the business assets of the company. This loan was performing according to its terms at September 30, 2007. At September 30, 2007, all of our commercial business loans were performing in accordance with their terms with the exception of three loans totaling $36,000. Impaired commercial business loans totaled $709,000 for which a $251,000 allowance for credit loss has been provided.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2007, these loans totaled $12.9 million, or 3.3% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 90%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

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

At September 30, 2007, stock-secured loans totaled $17.0 million, or 4.4% of our total loan portfolio, and were comprised of $14.4 million consumer and $2.6 million commercial. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2007, $15.3 million, or 4.0% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2007, the aggregate loan-to-value ratio of the stock-secured portfolio was 34.9%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we intend to increase our origination and sale of fixed-rate residential loans. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans without recourse. No loans were held for sale at September 30, 2007.

At September 30, 2007, we were servicing loans sold in the amount of $2.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2007, we had $12.1 million of loan participation interests in which we were the lead lender, and $6.1 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. We have not experienced any loan losses in our loan participations portfolio.

During the fiscal year ended September 30, 2007, we originated $34.3 million of fixed-rate and adjustable-rate one- to four-family residential mortgage loans, of which $30.9 million were retained by us. The fixed-rate loans retained by us consisted primarily of loans with terms of 30 years or less. We also originated $13.5 million of commercial real estate, $26.4 million of construction loans, and $9.7 million of commercial business loans during the fiscal year ended September 30, 2007.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2007, we had $6.1 million of one-to four-family residential mortgage loans that were purchased from other lenders. No loans were purchased in the fiscal year ended September 30, 2007.

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

Loan requests for aggregate borrowings up to $1.5 million must be approved by Magyar Bank’s Chief Lending Officer or President. Other members of our lending staff have lesser amounts of lending authority based on their experience as lending officers. Loan requests for aggregate borrowings up to 35% of the Bank’s loans-to-one-borrower limit, or $2.2 million, must be approved by Magyar Bank’s Management Loan Committee. The Management Loan Committee is comprised of the President, Chief Lending Officer, Chief Financial Officer and various bank officers appointed by the Board of Directors. A quorum of three members including either the President or the Chief Lending Officer is required for all Management Loan Committee meetings. The Directors Loan Committee must approve all loan requests for aggregate borrowings in excess of 35% of the Bank’s loans-to-one-borrower limit, or $2.2 million. The Board of Directors must approve all loan requests for aggregate borrowings in excess of 80% of the Bank’s loans-to-one-borrower limit, or $4.9 million.

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

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$65	$56	$188	$153	$178
Commercial real estate	1,936	-	-	-	-
Construction	6,008	5,135	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial Business	21	188	387	94	-
Other	3	-	2	-	-

Total	8,033	5,379	577	247	178

Accruing loans three months or more past due:
One-to four-family residential	-	88	205	-	-
Commercial real estate	-	1,933	257	-	-
Construction	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial Business	15	-	-	-	-
Other	-	-	1	-	3

Total loans three months or more past due	15	2,021	463	-	3

Total non-performing loans	$8,048	$7,400	$1,040	$247	$181

Other real estate owned	2,238	-	-	-	-
Other non-performing assets	-	-	-	-	-

Total non-performing assets	$10,286	$7,400	$1,040	$247	$181

Ratios:
Total non-performing loans to total loans	2.09%	2.10%	0.38%	0.13%	0.10%
Total non-performing loans to total assets	1.70%	1.70%	0.29%	0.09%	0.07%
Total non-performing assets to total assets	2.17%	1.70%	0.29%	0.09%	0.07%

At September 30, 2007, our portfolio of commercial business, commercial real estate and construction loans totaled $205.1 million, or 53.2% of our total loans, compared to $183.4 million, or 52.1% of our total loans, at September 30, 2006. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, at September 30, 2007, our non-performing assets increased to $10.3 million from $7.4 million at September 30, 2006 and $1.0 million at September 30, 2005, reflecting our increased originations of these loans (See Item 6. - Management’s Discussion and Analysis or Plan of Operation for additional discussion of non-performing assets).

Additional interest income of approximately $885,000 and $49,000 would have been recorded during the fiscal years ended September 30, 2007 and 2006, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms. No interest income was recorded on non-accrual loans for the fiscal years ended September 30, 2007 and 2006, respectively.

The Company accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price less estimated costs of disposal, or the fair value of the collateral less estimated costs of disposal if the loan is collateral dependent. Regardless of the measurement method, a creditor may measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. The Company continues to recognize interest income on impaired loans that are performing.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2007
One-to four-family residential	-	$-	2	$65	2	$65
Commercial real estate	3	2,214	1	1,936	4	4,150
Construction	-	-	4	6,008	4	6,008
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	36	3	36
Other	-	-	2	3	2	3
Total	3	$2,214	12	$8,048	15	$10,262

At September 30, 2006
One-to four-family residential	-	$-	3	$144	3	$144
Commercial real estate	-	-	1	1,933	1	1,933
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	188	3	188
Other	-	-	1	-	1	-
Total	-	$-	8	$2,265	8	$2,265

At September 30, 2005
One-to four-family residential	2	$50	6	$393	8	$443
Commercial real estate	-	-	1	$257	1	257
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	4	387	4	387
Other	1	220	4	3	5	223
Total	3	$270	15	$1,040	18	$1,310

At September 30, 2004
One-to four-family residential	5	$586	3	$153	8	$739
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	3	1,628	1	94	4	1,722
Other	3	70	-	-	3	70
Total	11	$2,284	4	$247	15	$2,531

At September 30, 2003
One-to four-family residential	2	$466	3	$178	5	$644
Commercial real estate	-	-		-	-	-
Construction	-	-		-	-	-
Home equity lines of credit	-	-		-	-	-
Commercial business	1	106		-	1	106
Other	1	5	1	3	2	8
Total	4	$577	4	$181	8	$758

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At September 30, 2007, we held $2.2 million in real estate owned.

The real estate owned consisted of two properties. A ten lot property consisting of six vacant lots and four partially built homes is located in Stafford Township, New Jersey. A nine lot property consisting of eight vacant lots and one partially built home is located in Little Egg Harbor, New Jersey. The properties were acquired in June 2007 and August 2007, respectively, as a result of the Kara Homes, LLC bankruptcy in October 2006.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2007, classified assets consisted of $5.3 million of special mention assets, and $7.7 million of substandard assets. There were no assets classified as doubtful or loss at September 30, 2007.

We are required to establish an allowance for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike impairment allowances, have not been allocated to particular problem assets. When we classify problem assets, we are required to determine whether or not impairment exists. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that impairment exists, a specific allowance for loss is established. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation which can direct us to establish additional loss allowances.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2007 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$3,892	$3,129	$2,341	$2,150	$1,926

Charge-offs:
One-to four-family residential	-	13	-	-	-
Commercial real estate	-	-	-	-	-
Construction	652	-	-	-	-
Home equity lines of credit	-	2	-	-	-
Commercial business	-	180	94	-	-
Other	4	3	9	11	6
Total charge-offs	656	198	103	11	6

Recoveries:
One-to four-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial business	120	-	-	-	-
Other	-	-	-	-	-
Total recoveries	120	-	-	-	-

Net charge-offs	536	198	103	11	6
Provision for loan losses	398	961	891	202	230

Balance at end of period	$3,754	$3,892	$3,129	$2,341	$2,150

Ratios:
Net charge-offs to average loans outstanding	0.14%	0.06%	0.05%	0.01%	0.00%
Allowance for loan losses to
non-performing loans at end of period (1)	46.64%	52.59%	NM	NM	NM
Allowance for loan losses to
total loans at end of period	0.97%	1.11%	1.16%	1.20%	1.22%
_____________________
(1)	“NM” indicates ratio is not meaningful.

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

		Percent of
		Loans in
		Category to
	Amount	Total Loans
	(Dollars in thousands)
At September 30, 2007
One-to four-family residential	$473	39.54%
Commercial real estate	576	21.08%
Construction	1,982	25.20%
Home equity lines of credit	40	3.34%
Commercial business	675	6.91%
Other	8	3.93%
Unallocated	-	0.00%
Total allowance for loan losses	$3,754	100%

At September 30, 2006
One-to four-family residential	$327	40.65%
Commercial real estate	601	19.46%
Construction	1,519	25.64%
Home equity lines of credit	82	3.08%
Commercial business	1,153	6.96%
Other	210	4.21%
Unallocated	-	0.00%
Total allowance for loan losses	$3,892	100%

At September 30, 2005
One-to four-family residential	$312	46.64%
Commercial real estate	615	21.19%
Construction	845	16.41%
Home equity lines of credit	82	3.84%
Commercial business	815	6.43%
Other	193	5.49%
Unallocated	267	0.00%
Total allowance for loan losses	$3,129	100%

At September 30, 2004
One-to four-family residential	$281	55.50%
Commercial real estate	857	10.17%
Construction	56	2.82%
Home equity lines of credit	222	4.63%
Commercial business	721	14.14%
Other	170	12.74%
Unallocated	34	0.00%
Total allowance for loan losses	$2,341	100%

At September 30, 2003
One-to four-family residential	$196	61.08%
Commercial real estate	822	10.99%
Construction	301	2.95%
Home equity lines of credit	190	4.15%
Commercial business	426	5.47%
Other	164	15.36%
Unallocated	51	0.00%
Total allowance for loan losses	$2,150	100%

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

At September 30, 2007, our securities portfolio totaled $45.5 million, or 9.6% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2007, $18.1 million of our securities were classified as held-to-maturity and reported at amortized cost, and $27.4 million were classified as available-for-sale and reported at fair value. At September 30, 2007, we held no investment securities classified as held-for-trading.

U.S. Government and Federal Agency Obligations.  At September 30, 2007, our U.S. Government and Federal Agency securities portfolio totaled $2.1 million, or 4.7% of our total securities portfolio. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities.  We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2007, the fair market value of our mortgage-backed securities, including CMOs, was $39.9 million, or 87.9% of our total securities portfolio. Included in this balance was $1.3 million of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “AAA” by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 5.02% at September 30, 2007.  The estimated fair value of our mortgage-backed securities portfolio at September 30, 2007 was $39.9 million, which was $211,000 less than the amortized cost of $40.1 million. Mortgage-backed securities in the Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate Notes. At September 30, 2007, we held no corporate notes. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2007, we held no equity securities other than $2.3 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Municipal Securities. At September 30, 2007, we held $3.4 million in bonds issued as general obligation or revenue bonds by states and political subdivisions, $3.2 million of which were classified as available for sale at fair value and $137,000 of which were classified as held to maturity at amortized cost. Although municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, we generally limit investments in municipal bonds to issues that are insured.

Securities Portfolios.  The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
U.S. government and agency obligations	$-	$-	$-	$-	$4,000	$3,894
Municipal bonds	3,214	3,216	2,049	2,066	-	-
Equity Securities	-	-	142	142	142	142
Mortgage-backed securities	24,217	24,157	16,258	15,961	17,047	16,566

Total securities available for sale	$27,431	$27,373	$18,449	$18,169	$21,189	$20,602

Securities held to maturity:
U.S. government and agency obligations	$2,133	$2,119	$2,157	$2,105	$4,313	$4,266
Municipal bonds	137	143	137	145	-	-
Corporate notes	-	-	-	-	2,001	2,015
Mortgage-backed securities	15,846	15,695	21,601	21,108	27,955	27,572

Total securities held to maturity	$18,116	$17,957	$23,895	$23,358	$34,269	$33,853

Portfolio Maturities and Yields. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal bond yields have been adjusted to a tax-equivalent basis.

			More Than One		More Than Five
			Year Through		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Municipal Bonds	-	-%	-	-%	2,048	5.85%	1,166	6.13%	3,214	3.93%
Mortgage-backed securities	-	-%	-	-%	6,349	4.92%	17,868	5.57%	24,217	5.40%

Total securities available for sale	$-	-%	$-	-%	$8,397	4.66%	$19,034	5.48%	$27,431	5.23%

Securities held to maturity:
U.S. government and agency
obligations	$-	-%	$2,000	4.11%	$-	-%	$133	6.63%	$2,133	4.27%
Municipal Bonds	-	-%	-	-%	137	6.00%	-	-%	137	6.00%
Mortgage-backed securities	1,263	3.97%	5,710	4.21%	2,009	4.15%	6,863	4.78%	15,845	4.43%

Total securities held to maturity	$1,263	3.97%	$7,710	4.18%	$2,146	4.27%	$6,996	4.81%	$18,115	4.42%

Total securities	$1,263	3.97%	$7,710	4.18%	$10,543	4.58%	$26,030	5.30%	$45,546	4.91%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also have the authority to accept brokered deposits and do so when attractive rates are available. At September 30, 2007, we had $16.8 million in brokered deposits.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2007, $200.5 million, or 54.4% of our deposit accounts, were certificates of deposit (including individual retirement accounts). We monitor activity in these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the Year Ended September 30,
	2007			2006			2005
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Types:	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$21,514	5.83%	-	$20,491	6.29%	-	$14,566	5.24%	-
Savings accounts	35,577	9.65%	0.98%	43,127	13.25%	1.14%	53,819	19.35%	1.05%
NOW accounts	32,158	8.72%	1.77%	30,519	9.37%	1.95%	28,149	10.12%	0.79%
Money market accounts	78,979	21.42%	3.69%	56,107	17.23%	4.09%	30,499	10.97%	1.97%
Certificates of deposit	172,063	46.66%	4.74%	149,811	46.01%	4.29%	126,165	45.37%	3.05%
Retirement accounts	28,486	7.72%	4.61%	25,547	7.85%	4.09%	24,892	8.95%	3.72%

Total deposits	$368,777	100.00%	3.61%	$325,602	100.00%	3.33%	$278,090	100.00%	2.21%

As of September 30, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $72.0 million. The following table sets forth the maturity of these certificates as of September 30, 2007 (in thousands):

Three months or less	$21,268
Over three months through six months	21,572
Over six months through one year	18,972
Over one year to three years	7,627
Over three years	2,522

Total	$71,961

At September 30, 2007, $170.0 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. The following table sets forth the interest-bearing deposit activities for the periods indicated.

	For The Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)

Beginning balance	$305,111	$263,524	$214,049
Net deposits (withdrawals) before interest credited	30,141	33,644	44,903
Interest credited	12,011	7,944	4,572

Ending balance	$347,263	$305,111	$263,524

Borrowings. Our borrowings consist of short- and long-term advances from with the Federal Home Loan Bank of New York and securities sold under agreements to repurchase with CitiGroup Global Markets Inc.

As of September 30, 2007, we had short-term and long-term advances from the Federal Home Loan Bank in the amount of $11.2 million and $28.8 million, respectively. In addition, our repurchase agreements totaled $10.0 million at September 30, 2007. These aggregate borrowings represent 11.8% of total liabilities and had a weighted average rate of 4.84% at September 30, 2007. As a member of the Federal Home Loan Bank of New York, we had an aggregate borrowing capacity of $103.2 million with the Federal Home Loan Bank.

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

Long term Federal Home Loan Bank of New York advances as of September 30, 2007 mature as follows (in thousands):

Year
2008	4,022
2009	7,757
2010	6,777
2011	5,000
2012	5,228

$28,784

Information concerning short term advances with the Federal Home Loan Bank of New York is summarized as follows:

	At September 30,
	2007	2006
	(Dollars in thousands)

Balance at end of year	$11,200	$28,875
Weighted average balance during the year	28,828	11,727
Weighted average interest rate at the end of year	5.24%	5.51%
Maximum month-end balance during the year	42,300	28,875
Average interest rate during the year	5.36%	4.81%

The outstanding securities sold under agreements to repurchase totaling $10.0 million at September 30, 2007 are callable by the issuer quarterly beginning July 31, 2009 and mature July 31, 2012. The interest rate is 4.92% as long as the 3 month LIBOR remains below 5.50%. Should the 3 month LIBOR increase above 5.50% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.50% for the next quarter, assuming the counter-party does not exercise its call option..

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

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing Magyar Bank’s new main office. On January 24, 2006, Magyar Bank exercised a purchase option within its lease from Hungaria Urban Renewal, LLC allowing Magyar Bank to purchase the land and building from this entity. Magyar Bank acquired a 100% interest in Hungaria Urban Renewal, LLC, which will have no other business other than owning Magyar Bank’s main office site. As part of a tax abatement agreement with the City of New Brunswick, Magyar Bank’s main office will remain in Hungaria Urban Renewal, LLC’s name.

Magyar Service Corp., a New Jersey corporation, is a wholly owned subsidiary of Magyar Bank. Magyar Service Corp. offers Magyar Bank customers and others a complete range of non-deposit investment products and financial planning services, including insurance products, fixed and variable annuities, and retirement planning for individual and commercial customers.

Personnel

At September 30, 2007, we employed 91 full-time employees and 15 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At September 30, 2007, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Magyar Bancorp, Inc. had no loss carry forwards for federal income tax purposes that were generated in the tax year ended September 30, 2007.

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

As of September 30, 2007, Magyar Bank was considered “well-capitalized” under Federal Deposit Insurance Corporation guidelines.

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

Federal Home Loan Bank System. Magyar Bank is a member of the Federal Home Loan Bank system, which consists of twelve regional federal home loan banks, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The federal home loan banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the federal home loan banks. The federal home loan banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the federal home loan banks. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. Magyar Bank, as a member of the Federal Home Loan Bank of New York, is required to purchase and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to the sum of:

(i)
0.2% of its mortgage related assets, calculated annually, which include one-to-four family residential mortgage loans, multifamily and non-residential real estate loans, home equity loans, and mortgage-backed investment securities;

(ii)	4.5% (or such greater fraction as established by the Federal Home Loan Bank of New York) of its advances from the Federal Home Loan Bank of New York, calculated daily.

As of September 30, 2007, Magyar Bank was in compliance with these requirements.

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

As of September 30, 2007, Magyar Bank was in compliance with the Prompt Corrective Action rules.

Deposit Insurance. Deposit accounts at Magyar Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Magyar Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments and the Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation requires, among other things, for the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the Federal Deposit Insurance Corporation is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the Bank Insurance Fund or Savings Association Insurance Fund.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2007, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

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

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the Federal Deposit Insurance Corporation for Magyar Bank. As of September 30, 2007, Magyar Bancorp, Inc.’s total capital and Tier 1 capital ratios would, on a pro forma basis, exceed these minimum capital requirements.

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed securities as borrowers tend to refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2007, the fair value of our total securities portfolio was $45.3 million. Unrealized net losses on securities totaled $217,000 on a pre-tax basis at September 30, 2007.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2007, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $52,000, or 0.4%, increase in net interest income in the first year following the change in interest rates, and a $458,000, or 3.5%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2007, in the event of an immediate 200 basis point decrease in interest rates, the model projects that we would experience a $587,000, or 4.5%, decrease in net interest income in the first year following the change in interest rates, and a $2.3 million, or 17.6%, increase in net interest income in the second year following the change in interest rates.

At September 30, 2007, our securities available-for-sale portfolio totaled $27.4 million, which included $24.2 million of mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

A Significant Portion of Our Commercial Business, Commercial Real Estate and Construction Loan Portfolio Has Been Originated in the Last Three Years.

Our portfolio of commercial business, commercial real estate and construction loans has grown from $53.2 million at September 30, 2004 to $205.1 million at September 30, 2007. Accordingly, a large portion of this loan portfolio does not provide a significant payment history pattern that can be used to evaluate ongoing credit risk. Therefore, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business, Commercial Real Estate and Construction Loans, Our Lending Risk Will Increase.

At September 30, 2007, our portfolio of commercial business, commercial real estate and construction loans totaled $205.1 million, or 53.2% of our total loans, compared to $183.4 million or 52.1% of our total loans at September 30, 2006, $119.2 million or 44.0% of our total loans at September 30, 2005, and $53.2 million, or 27.1% of our total loans at September 30, 2004. It is our intent to continue to emphasize the origination of these loans. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2007, our non-performing assets increased to $10.3 million from $7.4 million at September 30, 2006, reflecting our increased originations of these loans. In addition, because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans can be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business, commercial real estate and construction loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business, commercial real estate or construction loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

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

A Downturn in the New Jersey Economy or a Decline in Real Estate Values Could Reduce Our Profits.

Virtually all of our real estate loans are secured by real estate in New Jersey. At September 30, 2007, loans secured by real estate, including home equity loans and lines of credit, represented 89.2% of our total loans. As a result of this concentration, a downturn in this market area could cause significant increases in nonperforming loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our profits. In recent years, there have been significant increases in real estate values in our market area. As a result of rising home prices, our seasoned loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Business of Magyar Bank-Market Area.”

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 1.0% of total loans and 46.7% of non-performing loans at September 30, 2007. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2007.

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

The following table provides certain information with respect to our five banking offices as of September 30, 2007:

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
New Brunswick, New Jersey

The net book value of our premises, land and equipment was approximately $22.3 million at September 30, 2007.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)           Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2007, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.03% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2007 was 700. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2007	High	Low	Price	Declared

Quarter ended September 30, 2007	$14.17	$10.75	$10.76	$-
Quarter ended June 30, 2007	15.20	13.88	14.18	-
Quarter ended March 31, 2007	14.98	13.60	14.25	-
Quarter ended December 31, 2006	14.05	12.05	13.76	-

Fiscal Year Ended			Closing	Dividends
September 30, 2006	High	Low	Price	Declared

Quarter ended September 30, 2006	$13.97	$11.00	$13.17	$-
Quarter ended June 30, 2006	12.00	10.75	11.20	-
Quarter ended March 31, 2006	12.39	10.35	12.02	-

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

Other than its employee stock ownership plan, Magyar Bancorp does not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Magyar Bancorp’s equity compensation plans.

	Number of securities to		Number of
	be issued upon exercise	Weighted	securities remaining
	of outstanding options	average exercise	available for
	and rights	price(1)	issuance under plan

Stock options	217,826	$14.61	54,503
Shares of restricted stock	-	-	5,452
Total	217,826	$14.61	59,955
_____________
(1) Reflects weighted average exercise price of stock options only.

(b)	Not applicable.

(c)	Share repurchases.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. Under the current stock repurchase program, 6,127 shares of the 130,927 shares authorized remain available for repurchase. The following table reports information regarding repurchases of our common stock during the year ended September 30, 2007.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan

April 1, 2007 through June 30, 2007	92,100	$14.76	38,827
July 1, 2007 through September 30, 2007	32,700	$11.63	6,127
Total	124,800	$13.94

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

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

During the year ended September 30, 2007, we grew net loans $33.6 million, or 9.7%. We attribute this growth to an expanding referral network and reputation resulting from our continued focus on originating commercial real estate, commercial business, construction, and residential mortgage loans. Deposits increased $43.2 million, or 13.3%, during the year ended September 30, 2007. We attribute this growth to the attractiveness of our promotional certificates of deposit and money market accounts as well as the expansion of our commercial relationships, which tend to hold larger deposit balances. In addition to an expanding branch and referral network for deposits, we have been implementing a strategy to increase deposits from our current depositor base through relationship products and pricing and targeted marketing campaigns.

We reported net income of $716,000 for the year ended September 30, 2007. Net income increased $711,000 from $5,000 for the prior year ended September 30, 2006.

Our net interest margin decreased to 3.27% for the year ended September 30, 2007 from 3.62% for the year ended September 30, 2006 and our net interest spread decreased to 2.96% for the year ended September 30, 2007 from 3.34% for the year ended September 30, 2006. We attribute the decrease in margin and spread to the inversion of the yield curve during the year and higher levels of non-performing loans.

Throughout 2008, we expect to continue with our strategy of diversifying our balance sheet with higher concentrations in commercial real estate, construction, and commercial business loans.

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

The allowance for loan losses is the amount estimated by management as necessary to cover credit losses in the loan portfolio both probable and reasonably estimable at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. Due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses, the methodology for determining the allowance for loan losses is considered a critical accounting policy by management.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly greater than the allowances we have established, which could have a material negative effect on our financial results.

Comparison of Financial Condition at September 30, 2007 and September 30, 2006

Total Assets. Total assets increased $39.0 million, or 9.0%, to $473.2 million at September 30, 2007 from $434.2 million at September 30, 2006, due primarily to significant growth in loans receivable and securities available for sale, partially offset by a decrease in securities held-to-maturity.

Loans Receivable. Net loans receivable increased $33.6 million, or 9.7%, to $381.6 million at September 30, 2007 from $348.0 million at September 30, 2006. During the year ended September 30, 2007, construction loans increased 7.5% or $6.8 million to $97.2 million from $90.3 million at September 30, 2006. One-to four-family residential mortgage loans and commercial real estate loans increased $9.2 million, or 6.4%, and $12.7 million, or 18.5%, during the period to $152.5 million and $81.3 million, respectively. In addition, commercial business loans increased $2.1 million, or 8.6%, to $26.6 million.

At September 30, 2007, the significant loan categories in terms of the percent of total loans were 39.5% in one-to four-family residential mortgage loans, 25.2% in construction loans and 21.1% in commercial real estate loans. The remaining 14.2% was comprised of 6.9% commercial business, 3.4% home equity lines of credit and 3.9% of other loans, which consisted primarily of stock-secured consumer loans.

The Bank’s interest in the non-performing loans to Dwek Properties and Sugar Maple Estates (reported in the Company’s Current Report on Form 8-K dated June 27, 2006) remained $745,000 and $4.2 million, respectively, at September 30, 2007. The real estate holdings of Solomon Dwek were forced into bankruptcy in February 2007, resulting in the cessation of interest payments on both loans. Accordingly, the loans were considered non-performing at September 30, 2007.

An “as-is condition” contract of sale in the amount of $1.5 million previously approved by the Superior Court for the sale of property securing the Dwek Properties loan did not occur in February as a result of the bankruptcy. The bankruptcy court approved the sale in November and is expected to settle in December 2007. The Bank is awaiting a motion to approve a bid process and sale of the property securing the Sugar Maple Estates loan. Although we believe that these loans are well collateralized, there can be no assurance that losses will not occur or that significant additional expenses will not be incurred in the process of the resolution of the loans.

Total non-performing loans at September 30, 2006 included a construction loan to bankrupt builder Kara Homes, Inc. (reported in the Company’s Current Report on Form 8-K dated October 10, 2006). On January 8, 2007 the Bankruptcy Court approved a motion to begin a bidding process through the Bankruptcy Court for all four Kara Homes properties. The Bank made an initial offer on each of the four projects to proceed with a Bankruptcy Code Section 363 sale of the properties to the Bank (free and clear of all liens, claims and encumbrances with the exception of real estate taxes). The auction was held March 27, 2007 in which the Bank was the high bidder on three of the four projects. The auction was approved by the Bankruptcy Court on April 9, 2007.

Of the $5.1 million lending relationship with Kara Homes, Inc. at September 30, 2006, two loans totaling $2.6 million were sold in June 2007 and two loans totaling $2.6 million were recorded as other real estate owned. The sales of the two loans resulted in charge-offs against loan loss reserves of $178,000. Based on appraised values and estimated costs to carry the two projects owned by the Bank at September 30, 2007, the Bank charged off principal in the amount of $474,000. Provisions for loan loss were sufficient to cover the total charge-offs on the four loans of $652,000.

Total non-performing loans increased by $633,000 to $8.0 million at September 30, 2007 from $7.4 million at September 30, 2006. The ratio of non-performing loans to total loans receivable was 2.1% at September 30, 2007 compared with 2.1% at September 30, 2006. The allowance for loan losses decreased $138,000 to $3.8 million or 46.7% of non-performing loans at September 30, 2007 compared with $3.9 million or 52.6% of non-performing loans at September 30, 2006. The allowance for loan losses was 1.0% of gross loans outstanding at September 30, 2007 and 1.1% of gross loans outstanding at September 30, 2006.

Investment Securities. Investment securities increased $3.4 million, or 8.1%, to $45.5 million at September 30, 2007 from $42.1 million at September 30, 2006.

Securities available-for-sale increased $9.2 million, or 50.7%, to $27.4 million at September 30, 2007 from $18.2 million at September 30, 2006. The increase was the result of $13.8 million in purchases of mortgage-backed securities and municipal bonds and an increase in the market value of the portfolio of $134,000, partially offset by $4.6 million in principal amortization and $142,000 in security sales.

In addition, securities held-to-maturity decreased $5.8 million, or 24.2%, to $18.1 million at September 30, 2007 from $23.9 million at September 30, 2006, resulting from principal amortizations.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $514,000 or 5.4% to $10.1 million at September 30, 2007 from $9.6 million at September 30, 2006. The increase was the result of $137,000 in additional purchases and a $377,000 increase in the cash surrender value of existing policies.

Other Real Estate Owned. Other real estate owned increased $2.2 million at September 30, 2007 from $0 at September 30, 2006. The real estate consisted of two properties. A ten lot property consisting of six vacant lots and four partially built homes is located in Stafford Township, New Jersey. A nine lot property consisting of eight vacant lots and one partially built home is located in Little Egg Harbor, New Jersey. The properties were acquired in June 2007 and August 2007, respectively, as a result of the Kara Homes, LLC bankruptcy in October 2006. The Bank was in the process of soliciting bids for the properties at September 30, 2007.

Deposits. Total deposits increased $43.2 million, or 13.3%, to $368.8 million at September 30, 2007 from $325.6 million at September 30, 2006.

The increase was primarily the result of money market and certificate of deposit accounts, which increased $22.9 million, or 40.8%, to $79.0 million and $25.2 million, or 14.4%, to $200.5 million, respectively, at September 30, 2007. Of the $25.2 million increase in certificates of deposit, $20.0 million was originated via our branch network and $5.2 million was originated via the brokered CD market.

Interest bearing and non-interest bearing demand accounts increased $1.6 million, or 5.4%, to $32.2 million, and $1.0 million, or 5.0%, to $21.5 million, respectively. The growth in deposit accounts was partially offset by a $7.6 million, or 17.5%, decrease in savings accounts. The balance fluctuations within the deposits were attributable to higher interest rates offered on money market and certificate of deposit accounts than savings accounts.

Borrowed Funds. Borrowings and securities sold under agreements to repurchase decreased $3.0 million, or 5.7% to $50.0 million at September 30, 2007 from $53.0 million at September 30, 2006. Proceeds from the growth in deposits were used to repay borrowings.

Stockholders’ Equity. Stockholders’ equity at September 30, 2007 was unchanged from September 30, 2006 at $48.2 million.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. During the year ended September 30, 2007, the Company repurchased 124,800 shares of its common stock at an average cost of $13.94 per share. Under the current stock repurchase program, 6,127 shares of the 130,927 shares authorized remained available for repurchase at September 30, 2007.

The Company’s stock repurchases totaled $1.7 million, offsetting increases in stockholders’ equity during the period resulting from $716,000 in net income, $584,000 related to the accounting of the Company’s equity incentive plan and Employee Stock Ownership Plan, and a $421,000 decrease in accumulated other comprehensive loss.

Comparison of Operating Results for the Years Ended September 30, 2007 and 2006

Net Income. Net income increased $711,000 to $716,000 for the year ended September 30, 2007 from $5,000 for the year ended September 30, 2006. The net income for the year ended September 30, 2006 included a $1.5 million contribution to the Magyar Bank Charitable Foundation as part of the Company’s initial public offering.

Net Interest and Dividend Income. Net interest and dividend income increased $472,000, or 3.6%, to $13.7 million for the year ended September 30, 2007 from $13.2 million for the year ended September 30, 2006. Total interest and dividend income increased $5.6 million, or 23.9%, to $29.2 million for the year ended September 30, 2007 while total interest expense increased $5.1 million, or 49.7%, to $15.5 million.

Average Balance Sheet. The table on the following page presents certain information regarding our financial condition and net interest income for the years ended September 30, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Year Ended September 30,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$241	$12	4.79%	$2,441	$106	4.34%	$750	$18	2.40%
Loans receivable, net	371,972	27,096	7.28%	311,706	21,520	6.90%	217,955	13,029	5.98%
Securities
Taxable	40,407	1,786	4.42%	47,048	1,801	3.83%	63,421	2,427	3.83%
Tax-exempt (1)	2,961	176	5.95%	1,214	69	5.68%	149	13	8.52%
FHLB of NY stock	2,962	218	7.37%	2,408	119	4.94%	2,008	94	4.68%
Total interest-earning assets	418,543	29,288	7.00%	364,817	23,615	6.47%	284,283	15,581	5.48%
Noninterest-earning assets	42,091			30,693			26,989
Total assets	$460,634			$395,510			$311,272

Interest-bearing liabilities:
Savings accounts (2)	$38,615	$410	1.06%	$55,623	$621	1.12%	$51,625	$340	0.66%
NOW accounts (3)	101,088	3,628	3.59%	70,470	1,681	2.39%	57,551	633	1.10%
Time deposits (4)	188,306	8,653	4.60%	166,118	6,192	3.73%	123,412	3,406	2.76%
Total interest-bearing deposits	328,009	12,691	3.87%	292,211	8,494	2.91%	232,588	4,379	1.88%
Borrowings	56,403	2,857	5.07%	39,172	1,829	4.67%	37,340	1,573	4.22%
Loan payable	-	-		807	64	7.93%	965	67	6.94%
Total interest-bearing liabilities	384,412	15,548	4.04%	332,190	10,387	3.13%	270,893	6,020	2.22%
Noninterest-bearing liabilities	27,633			24,509			16,582
Total liabilities	412,045			356,699			287,475
Retained earnings	48,589			38,811			23,797
Total liabilities and retained earnings	$460,634			$395,510			$311,272

Tax-equivalent basis adjustment		(60)			(20)			(4)
Net interest income		$13,680			$13,208			$9,557
Interest rate spread			2.96%			3.34%			3.26%
Net interest-earning assets	$34,131			$32,627			$13,391
Net interest margin (5)			3.27%			3.62%			3.36%
Average interest-earning assets to average interest-bearing liabilities	108.88%			109.82%			104.94%
_____________________________
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as net interest income divided by average total interest-earning assets.

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

	For the Years Ended September 30
	2007 vs. 2006			2006 vs. 2005
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(94)	$-	$(94)	$41	$47	$88
Loans	4,161	1,415	5,576	5,606	2,885	8,491
Securities
Taxable	(254)	239	(15)	(627)	1	(626)
Tax-exempt (1)	99	8	107	91	(35)	56
FHLB of NY stock	27	72	99	19	6	25
Total interest-earning assets	3,939	1,734	5,673	5,130	2,904	8,034

Interest-bearing liabilities:
Savings accounts (2)	(189)	(22)	(211)	26	255	281
NOW accounts (3)	733	1,214	1,947	142	906	1,048
Time deposits (4)	826	1,635	2,461	1,179	1,607	2,786
Total interest-bearing deposits	1,370	2,827	4,197	1,347	2,768	4,115
Federal Home Loan Bank borrowings	803	225	1,028	77	178	255
Loan payable	(64)	-	(64)	(11)	8	(3)
Total interest-bearing liabilities	2,109	3,052	5,161	1,413	2,954	4,367

Increase (decrease) in tax equivalent
net interest income	$1,830	$(1,318)	$512	$3,717	$(50)	$3,667
Change in tax-equivalent basis adjustment			(40)			(16)

Increase in net interest income			$472			$3,651

(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.

Interest Income. Interest income increased $5.6 million, or 23.9%, to $29.2 million for the year ended September 30, 2007 from $23.6 million for the prior year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $53.7 million to $418.5 million from $364.8 million. In addition, there was an improvement of 53 basis points in the average yield on such assets to 7.00% from 6.47%.

Interest income on loans increased 25.9% to $27.1 million for the year ended September 30, 2007 from $21.5 million for the prior year, reflecting a $60.3 million, or 19.3%, increase in the average balance of loans as well as a 38 basis point increase in the average yield on such loans to 7.28% from 6.90%. The improved yield on loans reflected the larger balance of higher-yielding commercial business, commercial real estate and construction loans.

Interest earned on investment securities decreased 2.2% to $1.9 million for the year ended September 30, 2007 from $2.0 million a year earlier. The increase was due to a 49 basis point increase in the average yield to 4.52% from 3.88%, partially offset by a $4.9 million, or 10.1%, decrease in the average balance of such securities to $43.4 million from $48.3 million for the prior year. The decreased average balance of our investment securities reflected the deployment of proceeds from investment prepayments or repayments into higher-yielding loans.

Interest Expense.  Interest expense increased $5.1 million, or 49.7%, to $15.5 million for the year ended September 30, 2007 from $10.4 million for the year ended September 30, 2006. The increase in interest expense was primarily due to a $52.2 million, or 15.7%, increase in the average balance of interest-bearing liabilities to $384.4 million from $332.2 million. In addition, the average cost of such liabilities increased 91 basis points to 4.04% from 3.13% in the higher market interest rate environment.

The average balance of interest-bearing deposits increased $35.8 million to $328.0 million for the year ended September 30, 2007 from $292.2 million for the prior year while the average cost of such deposits increased 96 basis points to 3.87% from 2.91%. This resulted in a 49.4% increase in interest paid on deposits to $12.7 million for the year ended September 30, 2007 from $8.5 million for the year ended September 30, 2006 Interest paid on borrowings increased $1.0 million to $2.9 million for the year ended September 30, 2007 from $1.9 million for the prior year. The increase in advance interest expense was due to an increase in the average balance of such advances to $56.4 million from $39.2 million combined with a 40 basis point increase in the average cost of borrowings to 5.07% for the year ended September 30, 2007 from 4.67% for the prior year. The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans.

Provision for Loan Losses. Management made a provision of $398,000 for the year ended September 30, 2007 compared with a $961,000 provision for the prior year. The provision made in 2007 was primarily due to the overall growth of the loan portfolio. The decrease in the provision in 2007 as compared to 2006 was due primarily to the increase in non-performing loans during the prior year period that included specific reserves for Kara Homes, LLC. Non-performing loans increased $633,000 to $8.0 million at September 30, 2007 from $7.4 million at September 30, 2006. The allowance for loan losses decreased to $3.8 million, or 1.0% of gross loans outstanding at September 30, 2007, from $3.9 million, or 1.1% of gross loans outstanding at September 30, 2006.

Other Income. Non-interest income increased $476,000 to $1.5 million for the year ended September 30, 2007 from $1.0 million for the year ended September 30, 2006.

Service charge income increased $197,000, or 25.6%, to $968,000 for the year ended September 30, 2007 from $771,000 for the year ended September 30, 2006 while other operating income increased $160,000, or 53.0%, to $462,000 from $302,000. Within the service charge income, loan fees increased $149,000, mainly due to prepayment penalties and late charges. The increase in other operating income reflected a $153,000 larger increase in the cash surrender value of Magyar Bank’s bank-owned life insurance for the year ended September 30, 2007 compared to the prior year.

There were no gains or losses on sales of investment securities for the year ended September 30, 2007; however during the comparable period in 2006, there was $104,000 of investment securities losses recognized on the sales of securities totaling $3.9 million.

Other Expenses. Other expenses increased $415,000 to $13.8 million for the year ended September 30, 2007 from $13.3 million for the year ended September 30, 2006. Excluding a $1.5 million contribution to the Magyar Bank Charitable Foundation in conjunction with the Company’s initial public during the year ended September 30, 2006, non-interest expenses increased $2.0 million, or 16.6%, during the year ended September 30, 2007.

Compensation and employee benefit expense rose 14.3% or $991,000 to $7.9 million from $7.0 million. The increase was primarily due to staff additions in our Branchburg, New Jersey branch opened in September 2006, our New Brunswick, New Jersey branch opened in March 2007, our commercial lending department, as well as normal merit increases and increases in employee benefit costs. The addition of these branches and positions has enabled us to administer higher balances of loans and deposits. In addition to staff additions, the Company began expensing stock award and stock option awards related to the Magyar Bancorp, Inc. 2006 Equity Incentive Plan in March 2007, accounting for $270,000 of the increase in the current year period.

Occupancy expense increased $563,000 or 28.5% to $2.5 million for the year ended September 30, 2007 from $2.0 million for the prior year period. The increase primarily reflected additional expenses related to the opening and operation of the Company’s two new retail branch offices.

Advertising, professional fees and service fees were relatively unchanged between the years ended September 30, 2007 and 2006. Advertising and professional fees decreased $43,000, or 13.1%, to $286,000 and $93,000, or 13.1%, to $617,000, respectively, during the year ended September 30, 2007 from the prior year period. Fees charged by the Bank’s third-party servicer increased $76,000, or 17.4%, to $514,000 during the year ended September 30, 2007 from $438,000 during the year ended September 30, 2006 due to increases in the products offered and number of deposits serviced during the same period.

Other expenses increased $468,000, or 33.5%, to $1.9 million for the year ended September 30, 2007 from $1.4 million for the year ended September 30, 2006 primarily due to $175,000 in expenses related to the management and foreclosure of non-performing loans during the year ended September 30, 2007. The Company also experienced increases in operational expenses related to its two new branch facilities.

Income Tax Expense (Benefit). The Company recorded income tax expense of $257,000 for the year ended September 30, 2007, reflecting a $385,000 increase in income tax expense from the $128,000 income tax benefit recorded for the year ended September 30, 2006. The effective tax rate was 26.4% and 104.1% for the years ended September 30, 2007 and 2006, respectively. The difference in the effective tax rate in 2007 as compared to 2006 was primarily a result of the relative percentage of the permanent differences, such as increases in the cash surrender value of bank-owned life insurance, as compared to pretax income.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2007, the estimated changes in our net interest income for each of the next two years that would result from the designated instantaneous changes in the United States Treasury yield curve. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

	Estimated	Estimated Increase			Estimated Increase
Change in	Net Interest	in NII Year 1			(Decrease) in NII Year 2
Interest rates	Income			Estimated
(Basis Points)(1)	(NII) Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$13,025	$52	0.40%	$12,515	$(458)	-3.53%
Unchanged	12,973	-	-	13,284	312	2.40%
-200	13,560	587	4.53%	15,255	2,282	17.59%

____________________________
(1)  Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% of assets or greater. For the year ended September 30, 2007, our liquidity ratio averaged 12.3% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $5.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.4 million at September 30, 2007. At September 30, 2007, we also had the ability to borrow $103.2 million from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $40.0 million in advances outstanding. Finally, the brokered certificate of deposit market offers an additional option for wholesale funding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2007, we had $41.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $33.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2007 totaled $170.0 million, or 46.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the year ended September 30, 2007, we originated $83.9 million of loans and purchased $13.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $43.2 million for the year ended September 30, 2007 and a net increase in total deposits of $47.5 million for the year ended September 30, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds.  Federal Home Loan Bank advances totaled $40.0 million and $53.0 million at September 30, 2007 and September 30, 2006, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand. Our current asset/liability management strategy has been to fund variable, prime-based loans with Federal Home Loan Bank overnight advances.

Magyar Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, Magyar Bank exceeded all regulatory capital requirements. Magyar Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. For additional information, see Note P, “Lease Commitments,” and Note Q “Financial Instruments with Off-Balance Sheet Risk” to our Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$169,961	$24,165	$6,423	$-	$200,549
Federal Home Loan Bank advances	4,022	14,535	10,228	-	28,785
Repurchase agreements	-	-	10,000	-	10,000
Available lines of credit	23,354	17	79	9,724	33,173
Operating leases	286	572	450	-	1,308
Total	$197,623	$39,289	$27,180	$9,724	$273,815
Commitments to extend credit	$41,211	$-	$-	$-	$41,211

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006 and did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2007.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2007.

In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies SFAS No. 109 to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Company will be required to apply FIN 48 to all tax positions for which the statute of limitations remains open and is effective October 1, 2007 for the Company. We anticipate that certain liabilities will be reversed upon adoption of FIN 48. Based on the Company’s preliminary assessment of the impact of FIN 48, we estimate that liabilities will decrease approximately $600,000 and retained earnings will increase by the same amount as of October 1, 2007 as a result of the adoption in FIN 48.

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

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. For public companies, this requirement is effective as of the end of the first fiscal year ending after December 31, 2006 (as of September 30, 2007 for the Company). Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost. SFAS No. 158 is effective for fiscal years beginning after December 15, 2006 and does not have a material impact on the Company’s consolidated financial statements ended September 30, 2007.

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

ITEM 7.	Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets as of September 30, 2007 and 2006	56

Consolidated Statements of Income for the Years
ended September 30, 2007 and 2006	57

Consolidated Statements of Changes in Shareholders’ Equity for the Years
ended September 30, 2007 and 2006	58

Consolidated Statements of Cash Flows for the Years
ended September 30, 2007 and 2006	59

Notes to Consolidated Financial Statements	60

Signatures
Exhibit 31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

Board of Directors
Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary as of September 30, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magyar Bancorp, Inc. and subsidiary as of September 30, 2007 and 2006 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, effective October 1, 2005, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
December 21, 2007

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)
	September 30,
	2007	2006

Assets
Cash	$5,132	$5,912
Interest earning deposits with banks	101	105
Total cash and cash equivalents	5,233	6,017

Investment securities - available for sale, at fair value	27,373	18,169
Investment securities - held to maturity, at amortized cost (fair value of $17,957
and $23,358 at September 30, 2007 and 2006, respectively)	18,116	23,895

Federal Home Loan Bank of New York stock, at cost	2,325	2,870
Loans receivable, net of allowance for loan losses of $3,754 and $3,892 at
September 30, 2007 and 2006, respectively	381,614	347,969
Bank owned life insurance	10,120	9,606
Accrued interest receivable	2,521	2,218
Premises and equipment, net	22,302	21,690
Other real estate owned	2,238	-
Other assets	1,335	1,770

Total assets	$473,177	$434,204
Liabilities and Stockholders' Equity
Liabilities
Deposits	$368,777	$325,602
Escrowed funds	1,172	1,158
Federal Home Loan Bank of New York advances	39,985	47,996
Securities sold under agreements to repurchase	10,000	5,000
Accrued interest payable	1,706	1,141
Accounts payable and other liabilities	3,344	5,095

Total liabilities	424,984	385,992

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,798,942 and 5,923,742 outstanding at September 30, 2007
and September 30, 2006, respectively	59	59
Additional paid-in capital	26,082	25,786
Treasury stock, 124,800 shares at cost	(1,740)	-
Unearned shares held by Employee Stock Ownership Plan	(1,845)	(2,133)
Retained earnings	25,717	25,001
Accumulated other comprehensive loss, net	(80)	(501)

Total stockholders' equity	48,193	48,212

Total liabilities and stockholders' equity	$473,177	$434,204

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Years
	Ended September 30,
	2007	2006

Interest and dividend income
Loans, including fees	$27,096	$21,519
Investment securities
Taxable	1,798	1,907
Tax-exempt	116	50
Federal Home Loan Bank of New York stock	218	119

Total interest and dividend income	29,228	23,595

Interest expense
Deposits	12,691	8,494
Borrowings	2,857	1,893

Total interest expense	15,548	10,387

Net interest and dividend income	13,680	13,208

Provision for loan losses	398	961

Net interest and dividend income after
provision for loan losses	13,282	12,247

Other income
Service charges	968	771
Other operating income	462	302
Gains on sales of loans	24	9
Losses on the sales of investment securities	-	(104)

Total other income	1,454	978

Other expenses
Compensation and employee benefits	7,942	6,951
Occupancy expenses	2,538	1,975
Advertising	286	329
Professional fees	617	710
Service fees	514	438
Contribution to charitable foundation	-	1,547
Other expenses	1,866	1,398

Total other expenses	13,763	13,348

Income (loss) before income tax expense (benefit)	973	(123)

Income tax expense (benefit)	257	(128)

Net income	$716	$5

Net income per share- basic and diluted	$0.12	N/A

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Years ended September 30, 2007 and 2006
(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2005	-	$-	$-	$-	$-	$24,996	$(608)	$24,388

Comprehensive income
Net income	-	-	-	-	-	5	-	5
Other comprehensive income, net of
reclassification adjustments and taxes	-	-	-	-	-	-	107	107

Total comprehensive income								112

Issuance of common stock	5,923,742	59	25,770	-	-	-	-	25,829
Common stock acquired by ESOP	-	-	-	-	(2,306)	-	-	(2,306)
Allocation of ESOP stock	-	-	16	-	173	-	-	189

Balance, September 30, 2006	5,923,742	$59	$25,786	$-	$(2,133)	$25,001	$(501)	$48,212

Comprehensive income
Net income	-	-	-	-	-	716	-	716
Other comprehensive income, net of
reclassification adjustments and taxes	-	-	-	-	-	-	421	421

Total comprehensive income								1,137

Purchase of treasury stock	(124,800)	-	-	(1,740)	-	-	-	(1,740)
Allocation of ESOP stock	-	-	26	-	288	-	-	314
Compensation cost for stock options
and restricted stock	-	-	270	-	-	-	-	270

Balance, September 30, 2007	5,798,942	$59	$26,082	$(1,740)	$(1,845)	$25,717	$(80)	$48,193

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Years Ended
	September 30,
	2007	2006

Operating activities
Net income	$716	$5
Adjustment to reconcile net income to net cash provided by
operating activities
Contribution of stock to charitable foundation	-	1,047
Depreciation expense	1,145	1,000
Premium amortization on investment securities, net	158	166
Mortgage loans originated for sale	(3,312)	-
Proceeds from mortgage loan sales	3,312	2,817
Provision for loan losses	398	961
Gains on sale of loans	(24)	(9)
Losses on sale of investment securities	-	104
ESOP compensation expense	314	189
Stock-based compensation expense	270	-
Deferred income tax provision	(185)	(477)
Increase in accrued interest receivable	(303)	(662)
Increase in bank owned life insurance	(377)	(223)
Decrease in other assets	240	3,874
Increase in accrued interest payable	565	645
(Decrease) increase in accounts payable and other liabilities	(1,256)	593

Net cash provided by operating activities	1,661	10,030

Investing activities
Net increase in loans receivable	(36,257)	(84,421)
Purchases of investment securities available for sale	(13,772)	(7,612)
Sales of investment securities available for sale	142	3,896
Proceeds from maturities/calls of investment securities held to maturity	-	4,010
Proceeds from maturities/calls of investment securities available for sale	-	2,519
Principal repayments on investment securities held to maturity	5,709	6,293
Principal repayments on investment securities available for sale	4,560	3,738
Purchases of bank owned life insurance	(137)	(3,570)
Purchases of premises and equipment	(1,757)	(3,227)
Redemption (purchase) of Federal Home Loan Bank of New York stock	545	(426)

Net cash used in investing activities	(40,967)	(78,800)

Financing activities
Net increase in deposits	43,175	47,512
Net proceeds from issurance of common stock	-	24,782
Net purchase of common stock for ESOP	-	(2,306)
Stock compensation tax benefit	84	-
Net increase (decrease) in escrowed funds	14	(37)
Proceeds from long-term advances	10,326	-
Repayments of long-term advances	(3,662)	(1,951)
Proceeds of short-term advances	-	11,075
Repayments of short-term advances	(17,675)	-
Proceeds of securities sold under agreements to repurchase	10,000	-
Repayments of securities sold under agreements to repurchase	(2,000)	(5,000)
Repayments of loans payable	-	(2,497)
Purchase of treasury stock	(1,740)	-
Net cash provided by financing activities	38,522	71,578

Net (decrease) increase in cash and cash equivalents	(784)	2,808

Cash and cash equivalents, beginning of year	6,017	3,209

Cash and cash equivalents, end of year	$5,233	$6,017

Supplemental disclosures of cash flow information
Cash paid for
Interest	$14,983	$9,742
Income taxes	512	30
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,238	-

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007 and 2006

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

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,598,492, or 43.9%, are held by public stockholders and 124,800, or 2.1%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

Magyar Bank (the Bank) is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank’s administrative offices are located in New Brunswick, New Jersey. The Bank has five branch offices which are located in New Brunswick (two including the main branch), North Brunswick, South Brunswick and Branchburg, New Jersey. The Bank’s savings deposits are insured by the FDIC through the Deposit Insurance Fund (DIF); also, the Bank is a member of the Federal Home Loan Bank of New York.

MagBank Investment Company, a New Jersey investment corporation subsidiary of Magyar Bank was formed on August 15, 2006 for the purpose of buying, selling and holding investment securities.

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing Magyar Bank’s new main office. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which will have no other business other than owning the Bank’s main office site.

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
September 30, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The financial statements include the accounts of the Company, and its wholly owned subsidiaries, the Bank, MagBank Investment Company, Magyar Service Corporation, and Hungaria Urban Renewal, LLC. All intercompany balances and transactions have been eliminated in the financial statements.

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

3. Investment Securities

The Company classifies investment securities as held-to-maturity, available-for-sale, or trading.

Investment securities held-to-maturity are carried at cost adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method. The Company has the ability and positive intent to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in fair value below amortized cost. A decline in the fair value of any held-to-maturity security that is deemed other than temporary is charged to earnings. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment.

Investment securities classified as available-for-sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of related income tax effects. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.

The Company did not have any securities classified as trading during the periods presented.

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
September 30, 2007 and 2006

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. At September 30, 2007 and 2006, the Company had no unrecognized losses on investments that would be defined as other than temporarily under FSP 115-1.

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

Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as non-accrual when the scheduled payment(s) due on the loan is delinquent for more than three months. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable using the effective interest method.

The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or other determination of impairment. Recoveries on loans previously charged off are also recorded through the allowance.

The Company accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price less estimated costs of disposal, or the fair value of the collateral less estimated costs of disposal if the loan is

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

collateral dependent. Regardless of the measurement method, a creditor may measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. The Company continues to recognize interest income on impaired loans that are performing.

The Company follows Financial Accounting Standards Board (FASB) Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. At September 30, 2007 and 2006, the Company did not hold any guarantees subject to FIN 45.

Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”  applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. The Company had no such loans at September 30, 2007 or 2006.

5. Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, and include expenditures for new facilities, major betterments and renewals. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets for financial reporting purposes and using the mandated methods by asset type for income tax purposes. Leasehold improvements are depreciated using the straight-line method based upon the initial term of the lease.

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2007 and 2006.

6. Derivative Contracts

Derivative contracts are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of related income tax effects. Gains and losses on derivative contracts are recognized upon realization utilizing the specific identification method.

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

7.  Other Real Estate Owned

Real estate properties acquired through loan foreclosures are recorded at estimated fair value less cost to sell at the time of foreclosure with any write-downs charged against the allowance for loan losses. Subsequent

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value.

8. Income Taxes

Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

9. Advertising Costs

The Company expenses advertising costs as incurred.

10. Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, deposits and borrowings.

11. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average common shares outstanding include shares held by the Magyar Bancorp MHC and shares allocated to the Employee Stock Ownership Plan. Earnings per share is not presented for the year ended September 30, 2006, as the Company did not have publicly-held shares outstanding during each day of the period and therefore was not deemed meaningful.

Diluted earnings per share is calculated by adjusting the weighted average common shares outstanding to reflect the potential dilution that could occur using the treasury stock method if securities or other contracts to issue common stock, such as stock options and unvested restricted stock, were exercised and converted into common stock. The resulting shares issued would share in the earnings of the Company. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

	Year Ended September 30, 2007
		Weighted
		average	Per share
	Income	shares	Amount
Basic EPS
Net income available to common shareholders	$716,000	$5,888,059	$0.12

Effect of dilutive securities
Options and grants	-	-	$-

Diluted EPS
Net income available to common shareholders plus assumed conversion	$716,000	$5,888,059	$0.12

All options are anti-dilutive at September 30, 2007.

12.  Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period.

The income tax effects allocated to comprehensive income (loss) for the year ended September 30, 2007 and 2006 are as follows:

	2007			2006
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$222	$(82)	$140	$411	$(191)	$220

Less reclassification adjustment for
losses realized in net income	-	-	-	(104)	45	(59)

Minimum pension liability	495	(198)	297	(336)	134	(202)

Interest rate derivative	72	(88)	(16)	148	-	148

Other comprehensive income (loss), net	$789	$(368)	$421	$119	$(12)	$107

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

  13. Reclassifications

Certain 2006 amounts have been reclassified to conform to the 2007 financial statement presentation.

14. Bank Owned Life Insurance

The Company has purchased Bank Owned Life Insurance policies (“BOLI”). BOLI involves the purchasing of life insurance by the Company on directors and executive officers. The proceeds are used to help defray the costs of non-qualified compensation plans. The Company is the owner and beneficiary of the policies. BOLI is recorded on the consolidated Balance Sheet at its cash surrender value and changes in the cash surrender value are recorded in non-interest income.

15. New Accounting Pronouncements

FIN 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes” clarifies SFAS No. 109, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Company will be required to apply FIN 48 to all tax positions for which the statute of limitations remains open and is effective October 1, 2007 for the Company. We anticipate that certain liabilities will be reversed upon adoption of FIN 48. Based on the Company’s preliminary assessment of the impact of FIN 48, we estimate that liabilities will decrease approximately $600,000 and retained earnings will increase by the same amount as of October 1, 2007 as a result of the adoption in FIN 48.

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 (as of October 1, 2008 for the Company) and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” includes an amendment of FASB Statement No. 115 and permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, (as of October 1, 2008 for the Company). Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not made an early adoption election and SFAS No. 159 is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), addresses diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying misstatements based on their impact on the financial statements and related disclosures. SAB 108 is effective as of September 30, 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings for errors (if any) that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not expect SAB 108 to have a material impact on its financial

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

statements.

Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

NOTE C – STOCK-BASED COMPENSATION

At the annual meeting held on February 12, 2007, stockholders of the Company approved the Magyar Bancorp, Inc. 2006 Equity Incentive Plan. On March 1, 2007, directors, senior officers and certain employees of the Company were granted in aggregate 217,826 stock options and 103,479 shares of restricted stock.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

Stock options generally vest over a five-year service period and expire ten years from issuance. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Once vested, these awards are irrevocable. Shares will be obtained from either the open market or treasury stock upon share option exercise.

The common stock transactions are valued using the Black-Scholes model using the following assumptions:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

Expected life	6.5 years
Discount rate	4.51%
Volatility	16.67%
Dividend yield	0.71%

Restricted shares generally vest over a five- year service period on the anniversary of the grant date. Once vested, these awards are irrevocable. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. During the year ended September 30, 2007, the Company repurchased 124,800 shares of its common stock at an average cost of $13.94 per share. Under the stock repurchase program, 6,127 shares of the 130,927 shares authorized remained available for repurchase. It is the Company’s intended use of the repurchased shares to satisfy the 2006 Equity Incentive Plan.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2007:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2006	-	-
Granted	217,826	$14.61
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2007	217,826	$14.61	9.4 years	$-

Exercisable at September 30, 2007	-	-	N/A	N/A

The following is a summary of the status of the Company’s non-vested options as of September 30, 2007:

Weighted
Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2006	-	-
Granted	217,826	$3.91
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2007	217,826	$3.91

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

The following is a summary of the status of the Company’s restricted shares as of September 30, 2006 and changes during the year ended September 30, 2007:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2006	-	-
Granted	103,479	$14.55
Forfeited	-	-
Balance at September 30, 2007	103,479	$14.55

Stock option and stock award expenses included with compensation expense were $94,000 and $176,000 for the year ended September 30, 2007. The Company had no stock-based compensation plans as of September 30, 2006, except as disclosed below.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (currently 8.25%) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with “SOP” 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $314,000 and $189,000 for the years ended September 30, 2007 and 2006.

The following table presents the components of the ESOP shares as of September 30, 2007:

Shares released for allocation	17,936
Unreleased shares	199,927

Total ESOP shares	217,863

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
	(Dollars in thousands)
Securities available for sale
Municipal bonds	$3,214	$10	$(8)	$3,216
Mortgage-backed securities	24,217	73	(133)	24,157

Total	$27,431	$83	$(141)	$27,373

Securities held to maturity
U.S. government and agency obligations	2,133	1	(16)	$2,119
Municipal bonds	137	7	-	143
Mortgage-backed securities	15,846	49	(200)	15,695

Total	$18,116	$57	$(216)	$17,957

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
	(Dollars in thousands)
Securities available for sale
Municipal bonds	$2,049	$17	$-	$2,066
Equity securities	142	-	-	142
Mortgage-backed securities	16,258	34	(331)	15,961

Total	$18,449	$51	$(331)	$18,169

Securities held to maturity
U.S. government and agency obligations	2,157	4	(56)	$2,105
Municipal bonds	137	8	-	145
Mortgage-backed securities	21,601	39	(532)	21,108

Total	$23,895	$51	$(588)	$23,358

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

and fair value of the Company’s debt securities available-for-sale and held-to-maturity at September 30, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2007
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

Due in one year or less	$-	$-	$1,263	$1,282
Due after one year through five years	-	-	7,710	7,571
Due after five year through ten years	8,397	8,354	2,146	2,108
Due after ten years	19,034	19,019	6,997	6,996

Total	$27,431	$27,373	$18,116	$17,957

There was one sale of $142,000 of equity securities from the available-for-sale portfolio during the year ended September 30, 2007 for no gain or loss. There were sales of $3,896,000 of U.S. agency obligations from the available-for-sale portfolio during the year ended September 30, 2006. The Company recognized a gross loss of $104,000 on the sale.

As of September 30, 2007 and 2006, securities having an estimated fair value of approximately $1,137,000 and $1,137,000, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses for the years ended September 30, 2007 and 2006 are as follows:

		September 30, 2007
		Less Than 12 Months		12 Months Or Greater		Total
Description Of	Number Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
U.S. government and
agency obligations	2	$-	$-	$2,087	$16	$2,087	$16
Municipal bonds	4	2,298	8	-	-	2,298	8
Mortgage-backed securities	27	3,313	7	17,170	326	20,483	333

Total	33	$5,611	$15	$19,257	$342	$24,868	$357

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

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

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value is primarily related to fluctuations in the interest rate environment and not related to any company or industry specific event. At September 30, 2007 and September 30, 2006, there were approximately thirty-four and fifty-five investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company has the intent and ability to hold these investments until maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2007 and 2006.

On October 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements ended September 30, 2007.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,
	2007	2006
	(Dollars in thousands)

One -to-four family residential	$152,474	$143,245
Commercial real estate	81,275	68,567
Construction	97,150	90,342
Home equity lines of credit	12,894	10,843
Commercial business	26,630	24,510
Other	15,159	14,846

Total loans receivable	385,582	352,353
Net deferred loan fees	(214)	(492)
Allowance for loan losses	(3,754)	(3,892)

Total loans receivable, net	$381,614	$347,969

Certain directors and executive officers of the Bank have loans with the Company. Such loans were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers was approximately $3,045,000 and $3,709,000 at September 30, 2007 and 2006, respectively. Total principal additions were approximately $87,000 and total principal repayments were approximately $586,000 for the year ended September 30, 2007. Loans to an officer no longer with the Bank totaled $165,000 at September 30, 2007 and 2006.

At September 30, 2007 and 2006, the Company was servicing loans for others amounting to approximately $2,827,000 and $12,278,000, respectively. Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $32,000 and $20,000 at September 30, 2007 and 2006, respectively.

The following summarizes the activity in the allowance for loan losses for the years ended September 30, 2007 and 2006:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$3,892	$3,129
Provision for loan loss charged to income	398	961
Recoveries	120	-
Charge-offs	(656)	(198)

Balance, end of year	$3,754	$3,892

At September 30, 2007 and 2006 non-performing loans had a total principal balance of approximately $8,048,000 and $7,400,000, respectively. The amount of interest income not recognized on loans was approximately $885,000 and $49,000 for the years ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and 2006 there were no loans greater than three months past due on which the Company continued to accrue interest income. At September 30, 2007 and September 30, 2006, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings were $100.5 million and $75.4 million as of September 30, 2007 and 2006, respectively.

The following is a summary of impaired loans:

	September 30,
	2007	2006
	(Dollars in thousands)

Impaired loans for which an allowance
for credit losses has been provided	$1,184	$6,527

Impaired loans for which no allowance
for credit losses has been provided	7,501	-

Total impaired loans	8,685	6,527

Allowance on impaired loans	316	850

Net impaired loans	$8,369	$5,677

The average recorded investment in impaired loans was $8,957,000 and $1,704,000, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired for the years ended September 30, 2007 and 2006, respectively.

The Company has interest-only mortgage loans with principal balances of $19.0 million and $15.9 million at September 30, 2007 and 2006, respectively. The average interest-only term on these loans is 5 years at which

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

time these loans reset to fully amortize over twenty-five years, on average. The first of these interest-only loans is due to reset on July 1, 2008. As these loans are collateralized by residential real estate and have an average loan-to-value of 70% as of September 30, 2007, management does not expect any losses on these loans.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2007	2006
	(Dollars in thousands)

Loans	$2,269	$2,023
Investment securities	51	41
Mortgage-backed securities	201	154

Accrued interest receivable	$2,521	$2,218

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2007	2006
		(Dollars in thousands)

Land	Indefinite	$3,095	$2,628
Buildings and improvements	10-40 years	20,244	19,161
Furniture, fixtures and equipment	5-7 years	3,130	2,923
		26,469	24,712
Less accumulated depreciation and amortization		(4,167)	(3,022)

		$22,302	$21,690

For the years ended September 30, 2007 and 2006, depreciation expense included in occupancy expense amounted to approximately $1,145,000 and $1,000,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. The Company acquired a 100% interest in Hungaria Urban Renewal, LLC, which will have no other business other than owning the Bank’s main office site. At September 30, 2007, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $13,095,000, and $878,000 of land, building,

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

and furniture, fixtures and equipment, respectively. At September 30, 2006, Hungaria Urban Renewal, LLC accounted for approximately $2,628,000, $13,440,000, and $994,000 of land, building, and furniture, fixtures and equipment, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $2.2 million of real estate owned properties at September 30, 2007 and held no real estate owned properties at September 30, 2006. The Company did not incur any write downs on foreclosed properties during the years ended September 30, 2007 and 2006. There was no impairment on these properties at September 30, 2007. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

In November 2007, the Company sold real estate owned that was being carried at September 30, 2007 in the amount of $958,000. The Company recorded a loss on the sale in the amount of $50,000.

NOTE I - DEPOSITS

A summary of deposits by type of account follows (in thousands):

	September 30,
	2007	2006
	(Dollars in thousands)

Demand accounts	$21,514	$20,491
Savings accounts	35,577	43,127
NOW accounts	32,158	30,519
Money market accounts	78,979	56,107
Certificate of deposit	172,063	149,811
Retirement accounts	28,486	25,547

	$368,777	$325,602

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $145,552,000 and $117,336,000 at September 30, 2007 and 2006, respectively.

At September 30, 2007, certificates of deposit (including individual retirement accounts) have contractual maturities as follows (in thousands):

Year
2008	$169,960
2009	17,951
2010	6,214
2011	1,588
2012	4,836

$200,549

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2007 and September 30, 2006 totaled approximately $28,784,000 and $22,121,000, respectively. These advances had a weighted average interest rate of 4.61% and 4.59% for the years ended September 30, 2007 and 2006, respectively. The advances were collateralized by unencumbered qualified assets consisting of 1-4 family residential mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2007 mature as follows (in thousands):

Year
2008	$4,022
2009	7,757
2010	6,777
2011	5,000
2012	5,228

$28,784

Additionally, the Company has established two short-term borrowing arrangements with the FHLBNY:  (1) an Overnight Line of Credit and (2) a One-Month Overnight Repricing Line of Credit in the amount of $46,834,000 each.  Each of the foregoing expires on July 31, 2008. For the periods ended September 30, 2007 and 2006, the Company had aggregate balances of $11,200,000 and $28,875,000, respectively, outstanding under these short term arrangements.

Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	September 30,
	2007	2006
	(Dollars in thousands)

Balance at end of year	$11,200	$28,875
Weighted average balance during the year	28,828	11,727
Weighted average interest rate at the end of year	5.24%	5.51%
Maximum month-end balance during the year	42,300	28,875
Average interest rate during the year	5.36%	4.81%

As of September 30, 2007, the Company had the ability to borrow an additional $74,432,000 using available collateral.

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the consolidated balance sheet. At September 30, 2007 and 2006, the Company had repurchase agreements of approximately $10,000,000 and $5,000,000, respectfully. These agreements are collateralized by securities underlying the

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

agreements and are held in safekeeping with the transaction’s counter-party. At September 30, 2007, the fair value of the FHLB obligation and mortgage-backed investment security collateral for these agreements totaled approximately $12,071,000.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by 1-4 family residential houses. The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing released and servicing retained during the year ended September 30, 2007 were $3.3 million and $0, respectively. Loans sold with servicing released and servicing retained during the year ended September 30, 2006 were $2.7 million and $100,000, respectively. The Company accounts for sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Upon sale, the receivables are removed from the balance sheet and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

Gains on sales of loans, representing the difference between the total sales price received for the loans and the allocated cost of the loans, are recognized when mortgage loans are sold and delivered to the purchasers. All loans have been sold on a servicing released basis. Loans are accounted for as sold when control of the mortgage is surrendered. Control over the mortgage loans is deemed surrendered when (1) the mortgage loans have been isolated from the Company, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the mortgage loans and (3) the Company does not maintain effective control over the mortgage loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the mortgage loans before maturity, or (b) the ability to unilaterally cause the buyer to return specific mortgage loans.

The Company services 1-4 family residential mortgage loans for investors in the secondary mortgage market, which are not included in the balance sheet.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2007, we were servicing loans sold in the amount of $2.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were approximately $21,000 and $27,900 at September 30, 2007 and 2006, respectively, and are included in other assets on the consolidated balance sheet. Amortization of mortgage servicing rights was approximately $7,000 and $0 for the years ended September 30, 2007 and 2006, respectively.   Fair values are estimated using discounted cash flows based on a current market interest rate.

On October 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have a material impact on the Company’s consolidated financial statements or results of operations.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

NOTE L - INCOME TAXES

The income tax expense (benefit) is comprised of the following components for the years ended September 30,

	2007	2006
	(Dollars in thousands)
Current	$72	$349
Deferred	185	(477)
	$257	$(128)

A reconciliation of income tax at the statutory tax rate to the effective income tax expense (benefit) for the years ended September 30 is as follows:

	2007	2006
	(Dollars in thousands)
Income tax at statutory rate	$331	$(41)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	47	(23)
Tax-exempt income, net	(161)	(79)
Nondeductible expenses	5	11
Share based compensation	20	-
Employee stock ownership plan	28	5
Other, net	(13)	(1)
Total income tax expense (benefit)	$257	$(128)

The major sources of temporary differences and their deferred tax effect at September 30, 2007 and 2006 are as follows:

	September 30,
	2007	2006
	(Dollars in thousands)

Employee benefits	$258	$173
Net unrealized holding losses on investment
securities available for sale	18	100
Unrealized loss, minimum pension liability	114	312
Unrealized gain, derivative contracts	(88)	-
Deferred loan fees	178	(95)
Discount accretion on investments	(99)	(107)
Depreciation	(1,782)	(1,295)
Allowance for loan losses	1,083	1,138
Charitable Contributions	580	589
Valuation Allowance	(75)	(75)

Net deferred tax asset, included in other assets	$187	$740

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

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

The Company will be required to apply FIN 48 to all tax positions for which the statute of limitations remains open and is effective October 1, 2007 for the Company. Based on the Company’s preliminary assessment of the impact of FIN 48, management estimates that liabilities will decrease approximately $600,000 and retained earnings will increase by the same amount as of October 1, 2007 as a result of the adoption in FIN 48.

NOTE M - PENSION PLAN

On January 26, 2006, the Company’s defined-benefit pension plan was frozen and amended to eliminate future benefit accruals after February 15, 2006.

The Company had a noncontributory defined benefit pension plan covering all eligible employees. Plan assets are invested in six diversified investment funds of the Pentegra Retirement Trust (the Trust), a no load series open-ended mutual fund. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the Guidelines).

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at June 30, 2007 and September 30, 2006:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

	At June 30,	At September 30,
	2007	2006
	(Dollars in thousands)

Actuarial present value of benefit obligations	$3,074	$3,313

Change in benefit obligations
Projected benefit obligation, beginning	$3,313	$3,409
Decrease due to increase in the discount rate	(278)	-
Service cost	-	48
Interest cost	186	190
Amendments	-	(413)
Actuarial gain (loss)	(46)	198
Annuity payments and lump sum distributions	(101)	(119)

Projected benefit obligation, end	$3,074	$3,313

Change in plan assets
Market value of assets, beginning	$2,374	$2,098
Actual return on plan assets	301	195
Employer contributions	4	200
Annuity payments and lump sum distributions	(101)	(119)

Market value of assets, end	$2,578	$2,374

Funded Status	$(496)	$(939)

Net pension cost for the years ended September 30, 2007 and 2006 included the following components:

	For the Year Ended
	September 30,
	2007	2006
	(Dollars in thousands)

Service cost benefits earned during the year	$-	$48
Interest cost on projected benefit obligation	186	190
Expected return on plan assets	(173)	(153)
Amortization of unrecognized loss	43	81
Amortization of transitional obligation	-	1
Amortization of unrecognized past service liability	-	8

Net Pension Cost	$56	$175

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

For the year ended September 30, 2006, the pension costs in the table above reflected the passage of time on benefits accrued before the plan was frozen on February 15, 2006.

For 2007, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25%. For 2006, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.75% and 3.25%, respectively.

The long-term rate-of-return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations are applied to the plan’s target allocation, the expected long-term rate of return on assets is determined to be 7.50% for 2007 and 2006.

Current Asset Allocation

The Bank’s pension plan weighted-average asset allocations at June 30, 2007 and September 30, 2006, by asset category are as follows:

	At June 30,	At September 30,
	2007	2006

Equity securities	61%	55%
Debt securities (Bond Mutual Funds)	36%	38%
Other (Money Market Fund)	3%	7%

Total	100%	100%

The Bank expects no refunds from the benefit plan during the following 12 month period.

Expected Contributions

For the fiscal year ending September 30, 2008, the Bank expects to contribute $7,300 to the Plan.

Estimated Future Benefit Payments

The following benefit payments, which reflect approximate expected future service, as appropriate, are expected to be paid as follows (in thousands):

10/01/2007 - 09/30/2008	$138
10/01/2008 - 09/30/2009	141
10/01/2009 - 09/30/2010	149
10/01/2010 - 09/30/2011	153
10/01/2011 - 09/30/2012	157
Years 2012-2016	893
$1,631

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Statement 158 also requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008 (as of September 30, 2009 for the Company). The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost. SFAS No. 158 is effective for fiscal years beginning after December 15, 2006 and does not have a material impact on the Company’s consolidated financial statements ended September 30, 2007. The Company did not record an adjustment with regard to the adoption of SFAS No. 158 due to the fact that the plan was frozen. The approximately ($496,000) and ($939,000) funded status of the plan has been reflected as a liability in the Company’s statement of financial position and as a component of accumulated other comprehensive income, net of tax, for the years ended September 30, 2007 and 2006, respectively.

NOTE N - NONQUALIFIED COMPENSATION PLAN

The Company maintains a Supplemental Executive Retirement Plan (SERP) for the benefit of its senior officers. In addition, the Company also adopted voluntary Deferred Income and Emeritus Plans on behalf of their directors and those directors elected by the Board as “Director Emeritus.” The SERP provides the Company with the opportunity to supplement the retirement income of selected officers to achieve equitable wage replacement at retirement while the Deferred Income Plan provides participating directors with an opportunity to defer all or a portion of their fees into a tax deferred accumulation account for future retirement. The Director Emeritus Plan enables the Company to reward its directors for longevity of service in consideration of their availability and consultation at a sum equal to a fifteen year certain annuity based on fifty-percent of their directors’ last years’ Board fee. The SERP is based upon achieving retirement benefits equal to two percent multiplied by the number of service years multiplied by the final salary.

In 2001, the Company adopted a New Director Emeritus Plan (the New Plan), which supplemented the prior Director Emeritus Plans. Under the New Plan, the Directors will be entitled to a Benefit upon attainment of his/her benefit age. The Directors will receive an annual amount in monthly installments based on his/her total Board and Committee fees in the twelve months prior to attainment of his/her benefit age. The amount will be 10% plus 2% for each year of service up to five years of service. Provided a director has served for at least five years, the director’s retirement benefit will be at least 50% of such board fees, committee fees and/or retainer, with a maximum retirement benefit of 60%, based on years of service.

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2007 and 2006, the Life Insurance Contracts had cash surrender values of approximately $10,120,000 and $9,606,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. As of September 30, 2007 and 2006, the Company had accrued approximately $45,000 and $60,000, respectively, for benefits under these Plans.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document.  Employees may contribute to the plan, as defined under the plan document, and the Bank can make discretionary contributions. The Bank contributed approximately $170,000 and $87,000 to the plan for the years ended September 30, 2007 and 2006, respectively.

NOTE P - COMMITMENTS

1.	Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the year ended September 30th (in thousands):

2008	$286
2009	286
2010	286
2011	286
2012	164
Thereafter	2,894

$4,202

The total rental expense was approximately $400,000 and $175,000 for the years ended September 30, 2007 and 2006, respectively.

2.	Contingencies

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

The Company holds one Prime-based interest rate floor and one Prime-based interest rate collar. The interest rate collar involved the purchase of an interest rate floor combined with the sale of an interest rate cap. In accordance with SFAS No. 133 cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Bank’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of each interest rate derivative contract as of September 30, 2007 and 2006.

				Fair Value
	Notional		Maturity	at September 30,
	Amount	Strike	Date	2007	2006
	(Dollars in thousands)
Interest rate floor	$5,000	7.25%	12/27/10	$64	$53
Interest rate floor	10,000	8.00%	06/23/13	441	412
Interest rate cap	(10,000)	9.50%	06/23/13	(76)	(91)
				$429	$374

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At September 30, 2007 and 2006, the Company had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans.  These commitments were comprised of fixed and variable rate loans.

	September 30,
	2007	2006
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$1,047	$556
Unused lines of credit	$33,173	$30,977
Fixed rate loan commitments	$9,765	$6,499
Variable rate loan commitments	$31,446	$32,634

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

Cash and interest earning deposits with banks: The carrying amounts are a reasonable estimate of fair value.

Investment securities: For investment securities, fair values are calculated individually based on quoted market prices.

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

Bank-owned life insurance: The carrying amounts are based on the cash surrender values of the individual policies, which is a reasonable estimate of fair value.

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

Interest rate derivatives: The third party value of interest rate derivative contracts are based on the fair market value using market prices provided from brokers trading in such instruments, less their carrying value. The carrying value is the price paid for the derivative contracts less prior amortization of the price paid.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2007 and 2006 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$45,489	$45,330	$42,064	$41,527
Loan, net of allowance for loan losses	$381,614	$376,810	$347,969	$346,638
Bank owned insurance policies	$10,120	$10,120	$9,606	$9,606

Financial liabilities
Deposits
Demand, NOW and money market savings	$168,228	$168,228	$150,244	$150,244
Certificates of deposit	200,549	200,655	175,358	174,493

Total deposits	$368,777	$368,883	$325,602	$324,737

Borrowings	$49,985	$50,114	$52,996	$52,652

Interest rate derivatives	$429	$429	$374	$374

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

NOTE S - REGULATORY CAPITAL

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$51,854	14.07%	$29,491	≥ 8.00%	N/A	N/A
Magyar Bank	41,287	11.20%	29,490	≥ 8.00%	36,863	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	48,100	13.05%	14,745	≥ 4.00%	N/A	N/A
Magyar Bank	37,533	10.18%	14,745	≥ 4.00%	22,118	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	48,100	10.44%	13,819	≥ 3.00%	N/A	N/A
Magyar Bank	37,533	7.94%	13,819	≥ 3.00%	23,031	≥ 5.00%

As of September 30, 2006
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	52,134	14.81%	28,171	≥ 8.00%	N/A	N/A
Magyar Bank	39,663	11.26%	28,170	≥ 8.00%	35,214	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	48,242	13.70%	14,085	≥ 4.00%	N/A	N/A
Magyar Bank	35,771	10.16%	14,085	≥ 4.00%	21,128	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	48,242	12.20%	11,865	≥ 3.00%	N/A	N/A
Magyar Bank	35,771	8.61%	11,865	≥ 3.00%	19,776	≥ 5.00%

As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At September 30, 2007, management believes that the Bank meets all capital adequacy requirements to which it is subject.

NOTE T - REORGANIZATION

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
September 30, 2007 and 2006

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

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM8A.	Controls and Procedures

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

There has been no change in Magyar Bancorp, Inc.’s internal control over financial reporting during Magyar Bancorp, Inc.’s fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.’s internal control over financial reporting.

ITEM8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

ITEM 11.	Security Ownershipof Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 13.	Exhibits

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
14	Code of Ethics***
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________________
*
Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.

**	These exhibits are available for viewing at the Securities and Exchange Commission’s web-site, www.sec.gov.
***	Available on our website www.magbank.com

ITEM 14.	Principal Accountant Fees and Services

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

MAGYAR BANCORP, INC.

Date: December 21, 2007	By: /s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Elizabeth E. Hance	President and Chief Executive Officer	December 21, 2007
Elizabeth E. Hance	(Principal Executive Officer)

/s/ Jon R. Ansari	Senior Vice President and	December 21, 2007
Jon R. Ansari	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 21, 2007
Joseph J. Lukacs, Jr.

/s/ Andrew Hodulik	Director	December 21, 2007
Andrew Hodulik

/s/ Thomas Lankey	Director	December 21, 2007
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 21, 2007
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 21, 2007
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 21, 2007
Joseph A. Yelencsics