Form 10QSB
period 2007-12-31
Magyar Bancorp, Inc.
filed 2008-02-08
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

Yes     ☑     No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2008
Common Stock, $0.01 Par Value	5,782,515

Transitional Small Business Disclosure Format

Yes     ☐     No    ☑

MAGYAR BANCORP, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)
	December 31,	September 30,
	2007	2007
	(Unaudited)
Assets
Cash	$3,990	$5,132
Interest earning deposits with banks	222	101
Total cash and cash equivalents	4,212	5,233

Investment securities - available for sale, at fair value	34,267	27,373
Investment securities - held to maturity, at amortized cost (fair value of $17,036
and $17,957 at December 31, 2007 and September 30, 2007, respectively)	17,030	18,116

Federal Home Loan Bank of New York stock, at cost	2,884	2,325
Loans receivable, net of allowance for loan losses of $3,990 and $3,754 at
December 31, 2007 and September 30, 2007, respectively	390,830	381,614
Bank owned life insurance	10,227	10,120
Accrued interest receivable	2,375	2,521
Premises and equipment, net	22,091	22,302
Other real estate owned	1,280	2,238
Other assets	2,548	1,335

Total assets	$487,744	$473,177
Liabilities and Stockholders' Equity
Liabilities
Deposits	$364,188	$368,777
Escrowed funds	1,204	1,172
Federal Home Loan Bank of New York advances	52,411	39,985
Securities sold under agreements to repurchase	15,000	10,000
Accrued interest payable	1,994	1,706
Accounts payable and other liabilities	3,639	3,344

Total liabilities	438,436	424,984

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,791,315 and 5,798,942 outstanding at December 31, 2007
and September 30, 2007, respectively	59	59
Additional paid-in capital	26,176	26,082
Treasury stock, 132,427 shares at cost	(1,821)	(1,740)
Unearned shares held by Employee Stock Ownership Plan	(1,755)	(1,845)
Retained earnings	26,462	25,717
Accumulated other comprehensive gain (loss), net	187	(80)

Total stockholders' equity	49,308	48,193

Total liabilities and stockholders' equity	$487,744	$473,177

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2007	2006
	(Unaudited)

Interest and dividend income
Loans, including fees	$6,925	$6,517
Investment securities
Taxable	605	419
Tax-exempt	32	21
Federal Home Loan Bank of New York stock	53	44

Total interest and dividend income	7,615	7,001

Interest expense
Deposits	3,383	2,944
Borrowings	666	644

Total interest expense	4,049	3,588

Net interest and dividend income	3,566	3,413

Provision for loan losses	223	167

Net interest and dividend income after
provision for loan losses	3,343	3,246

Other income
Service charges	281	214
Other operating income	109	117
Gains on sales of loans	-	2
Loss on the sale of other real estate owned	(50)	-

Total other income	340	333

Other expenses
Compensation and employee benefits	2,063	1,840
Occupancy expenses	662	592
Advertising	62	73
Professional fees	143	149
Service fees	138	122
Other expenses	453	429

Total other expenses	3,521	3,205

Income before income tax expense	162	374

Income tax expense	20	102

Net income	$142	$272

Net income per share- basic and diluted	$0.02	$0.05

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended December 31, 2007
(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2007	5,798,942	$59	$26,082	$(1,740)	$(1,845)	$25,717	$(80)	$48,193

Cumulative adjustment for adoption of FIN 48 (Unaudited)	-	-	-	-	-	603	-	-

Balance, October 1, 2007 as revised (Unaudited)	5,798,942	59	26,082	(1,740)	(1,845)	26,320	(80)	$48,796

Comprehensive income
Net income	-	-	-	-	-	142	-	142
Other comprehensive income, net of
reclassification adjustments and taxes	-	-	-	-	-	-	267	267

Total comprehensive income								409
Purchase of treasury stock	(7,627)	-	-	(81)	-	-	-	(81)
Allocation of ESOP stock	-	-	(22)	-	90	-	-	68
Compensation cost for stock options
and restricted stock	-	-	116	-	-	-	-	116

Balance, December 31, 2007 (Unaudited)	5,791,315	$59	$26,176	$(1,821)	$(1,755)	$26,462	$187	$49,308

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Three Months ended
	December 31,
	2007	2006

Operating activities
Net income	$142	$272
Adjustment to reconcile net income to net cash provided by
operating activities
Depreciation expense	287	277
Premium amortization on investment securities, net	(9)	35
Proceeds from the sale of mortgage loans	-	200
Provision for loan losses	223	167
Gains on sale of loans	-	(2)
Losses on the sale of other real estate	50	-
ESOP compensation expense	68	73
Stock-based compensation expense	116	-
Deferred income tax provision	145	-
Decrease (increase) in accrued interest receivable	146	(72)
Increase in bank owned life insurance	(107)	(94)
(Increase) decrease in other assets	(833)	87
Increase (decrease) in accrued interest payable	288	(249)
Increase (decrease) in accounts payable and other liabilities	482	(49)
Net cash provided by operating activities	998	645

Investing activities
Net increase in loans receivable	(9,439)	(17,642)
Purchases of investment securities available for sale	(9,315)	-
Sales of investment securities available for sale	-	142
Principal repayments on investment securities held to maturity	1,068	1,088
Principal repayments on investment securities available for sale	2,504	730
Purchases of premises and equipment	(76)	(773)
Proceeds from the sale of other real estate owned	908	-
(Purchase) redemption of Federal Home Loan Bank stock	(559)	85
Net cash used in investing activities	(14,909)	(16,370)

Financing activities
Net (decrease) increase in deposits	(4,589)	16,716
Stock compensation tax benefit	102	-
Net increase in escrowed funds	32	9
Proceeds from long-term advances	4,478	-
Repayments of long-term advances	(252)	(497)
Proceeds of short-term advances	8,200	-
Repayments of short-term advances	-	(1,375)
Proceeds of securities sold under agreements to repurchase	5,000	-
Purchase of treasury stock	(81)	-
Net cash provided by financing activities	12,890	14,853

Net decrease in cash and cash equivalents	(1,021)	(872)

Cash and cash equivalents, beginning of period	5,233	3,209

Cash and cash equivalents, end of period	$4,212	$2,337

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,835	$3,837
Income taxes	-	$123

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A - ORGANIZATION

Magyar Bancorp, Inc. (the “Company”) was organized on January 23, 2006 to serve as the mid-tier stock holding company of Magyar Bank (the “Bank”). In connection with the organization of the Company, the Bank’s corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered holding company. Magyar Bancorp, Inc. owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

Magyar Bancorp, MHC owns 3,200,450 shares, or 54.03%, of the outstanding shares of common stock of Magyar Bancorp, Inc. The remaining 2,723,292 shares, or 45.97%, are held by public stockholders, including a charitable foundation organized by the Bank. The gross offering proceeds from the sale of common stock in the Company’s initial public offering were $27,233,000 and the net proceeds were $25,829,000 (including $1,047,000 in stock contributed to the charitable foundation). So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc.

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

Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The September 30, 2007 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

NOTE C- RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of Interpretation 48 did not have a material impact on the results from operations or financial condition of the Company (refer to “Note L - Income Taxes”).

NOTE D - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE E - EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2007 was calculated by dividing net income by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the three months ended December 31, 2007 and 2006. Basic and diluted earnings per share for the three month period ended December 31, 2007 and 2006 were $0.02 and $0.05, respectively.

NOTE F – STOCK-BASED COMPENSATION

At the annual meeting held on February 12, 2007, stockholders of the Company approved the Magyar Bancorp, Inc. 2006 Equity Incentive Plan. On March 1, 2007, directors, senior officers and certain employees of the Company were granted in aggregate 217,826 stock options and 103,479 shares of restricted stock.

The Company accounts for its share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” SFAS 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.

Stock options generally vest over a five-year service period. The strike price for all options was determined by the market price of the common stock on the date the options were granted. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under Staff Accounting Bulletin (“SAB”) 107. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of the awards.

The common stock transactions were valued using the Black-Scholes model using the following assumptions:

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2007:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2007	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2007	217,826	$14.61	9.2 years	$-

Exercisable at December 31, 2007	-	-	N/A	N/A

The following is a summary of the status of the Company’s non-vested options as of December 31, 2007:

Weighted
Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2007	217,826	$3.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2007	217,826	$3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2007 and changes during the three months ended December 31, 2007:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2007	103,479	$14.55
Granted	-	-
Forfeited	-	-
Balance at December 31, 2007	103,479	$14.55

Stock option and stock award expenses included with compensation expense were $41,000 and $75,000, respectively, for the three months ended December 31, 2007.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. At December 31, 2007, the Company had repurchased a total of 132,427 shares of its common stock at an average cost of $13.75 per share. Under the stock repurchase program, 128,424 shares of the 129,927 shares authorized remained available for repurchase as of December 31, 2007. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (currently 7.25%) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

As shares are released from collateral, the Company reports compensation expense equal to the then current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $68,000 and $73,000 for the three months ended December 31, 2007 and 2006, respectively.

The following table presents the components of the ESOP shares:

December 31,
2007

Shares released for allocation	21,786
Unreleased shares	196,077

Total ESOP shares	217,863

NOTE G - COMPREHENSIVE INCOME

The components of comprehensive income and the related income tax effects are as follows (in thousands):

	Three Months Ended December 31,
	2007			2006
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains arising
during period on:

Available-for-sale investments	$56	$(10)	$46	$57	$(20)	$37

Less reclassification adjustment for
losses realized in net income	-	-	-	-	-	-

Interest rate derivatives	368	(147)	221	(32)	-	(32)

Other comprehensive income, net	$424	$(157)	$267	$25	$(20)	$5

NOTE H - INVESTMENT SECURITIES

The following table sets forth the composition of our investment securities portfolio (in thousands):

	December 31,		September 30,
	2007		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
Securities available for sale:
Municipal bonds	$3,213	$3,235	$3,214	$3,216
Equity securities	-	-	-	-
Mortgage-backed securities	31,056	31,032	24,217	24,157

Total securities available for sale	$34,269	$34,267	$27,431	$27,373

Securities held to maturity:
U.S. government and agency obligations	$2,119	$2,118	$2,133	$2,119
Municipal bonds	137	144	137	143
Mortgage-backed securities	14,774	14,774	15,846	15,695

Total securities held to maturity	$17,030	$17,036	$18,116	$17,957

NOTE I – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):

	December 31,	September 30,
	2007	2007
	(Unaudited)

One -to-four family residential	$151,887	$152,474
Commercial real estate	81,025	81,275
Construction	104,158	97,150
Home equity lines of credit	13,354	12,894
Commercial business	31,390	26,630
Other	13,120	15,159

Total loans receivable	394,934	385,582
Deferred loan fees	(114)	(214)
Allowance for loan losses	(3,990)	(3,754)

Total loans receivable, net	$390,830	$381,614

At December 31, 2007 and September 30, 2007, non-performing loans had a total principal balance of $7,558,000 and $8,048,000, respectively. The amount of interest income not recognized on loans was $217,000 and $228,000 for the three-month periods ended December 31, 2007 and 2006, respectively.

NOTE J - OTHER REAL ESTATE OWNED

The Company held $1.3 million of real estate owned properties at December 31, 2007 and $2.2 million of real estate owned properties at September 30, 2007. In November 2007, the Company sold real estate owned that was being carried at September 30, 2007 in the amount of $958,000. The Company recorded a loss on the sale in the amount of $50,000.

The Company did not incur any write downs on foreclosed properties during the three months ended December 31, 2007. There was no impairment on these properties at December 31, 2007. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	December 31,	September 30,
	2007	2007
	(Unaudited)

Demand accounts	$22,275	$21,514
Savings accounts	34,132	35,577
NOW accounts	32,992	32,158
Money market accounts	81,155	78,979
Certificate of deposit	165,085	172,063
Retirement accounts	28,549	28,486

	$364,188	$368,777

NOTE L – INCOME TAXES

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on October 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $416,000 in deferred tax assets and a decrease of $187,000 in the liability for unrecognized tax benefits, which was accounted for as a $603,000 increase to the October 1, 2007 balance of retained earnings.

NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	December 31,	September 30,
	2007	2007
	(Unaudited)
Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$1,157	$1,047
Unused line of credits	35,126	33,173
Fixed rate loan commitments	9,246	9,765
Variable rate loan commitments	34,289	31,446

	$79,818	$75,431

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

When used in this filing and in future filings by Magyar Bancorp, Inc. with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify “forward looking statements.”  Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed in the Company’s filings with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank to Solomon Dwek and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at December 31, 2007 and September 30, 2007

Total assets increased $14.6 million, or 3.1%, to $487.7 million at December 31, 2007 from $473.2 million at September 30, 2007, represented by significant growth in net loans receivable and in investment securities available-for-sale.

Net loans receivable increased $9.2 million, or 2.4%, to $390.8 million at December 31, 2007 from $381.6 million at September 30, 2007. The increase in loans receivable for the three-month period was slightly offset by provisions for loan loss of $223,000. During the three months ended December 31, 2007, construction loans led the increase in net loans receivable with growth of $7.0 million, or 7.2%, to $104.2 million from $97.2 million at September 30, 2007. Commercial business loans increased $4.8 million, or 17.9%, and home equity lines of credit increased $460,000, or 3.6%, during the period to $31.4 million and $13.4 million, respectively.

At December 31, 2007, the significant loan categories in terms of the percent of total loans were 38.5% in one-to-four family residential mortgage loans, 26.4% in construction loans and 20.5% in commercial real estate loans. At September 30, 2007 these categories in terms of the percent of total loans were 39.5% in one-to-four family residential mortgage loans, 25.2% in construction loans and 21.1% in commercial real estate loans. Throughout 2008 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial and construction loans.

Total non-performing loans decreased $475,000 to $7.6 million at December 31, 2007 from $8.0 million at September 30, 2007. The ratio of non-performing loans to total loans receivable was 1.91% at December 31, 2007 compared with 2.08% at September 30, 2007. The allowance for loan losses increased $236,000 to $4.0 million or 52.8% of non-performing loans at December 31, 2007 compared with $3.8 million or 46.7% of non-performing loans at September 30, 2007. Provision for loan loss during the three month ended at December 31 2007 was $223,000 and loan recovery totaled $13,000. The allowance for loan losses was 1.01% of gross loans outstanding at December 31, 2007 and 0.97% of gross loans outstanding at September 30, 2007.

The Bank’s interest in loans on the Dwek Properties and Sugar Maple Estates (reported in the Company’s Current Report on Form 8-K dated June 27, 2006) was $745,000 and $4.2 million, respectively, at September 30, 2007. In November 2007, a contract of sale in the amount of $1.6 million was approved by the Bankruptcy Court for the sale of property securing the Dwek Properties loan. The sale and closing in December 2007 resulted in the Bank’s full recovery of principal, interest, late charges, and legal fees. At December 31, 2007, the Sugar Maple Estates property remained a non-performing loan and is expected to be transferred to the Bank during the next calendar quarter pending action from the Bankruptcy Court.

The non-performing loans at December 31, 2007 also included a $1.9 million loan secured by a catering facility. The Bank is in the process of foreclosure on the property securing the loan. The loan has been in non-performing status since September 2006.

Management believes that the Bank’s position in the Sugar Maple Estates loan and the loan secured by the catering facility are well collateralized. However, there can be no assurance that losses will not occur or that significant additional expenses will not be incurred in the process of the resolution of the loans.

Securities available-for-sale increased $6.9 million, or 25.2%, to $34.3 million at December 31, 2007 from $27.4 million at September 30, 2007. The increase was the result of $9.3 million in new security purchases, offset by $2.5 million in principal amortization. In addition, securities held-to-maturity decreased $1.1 million, or 6.0%, to $17.0 million at December 31, 2007 from $18.1 million at September 30, 2007, resulting from principal amortization. Included in the principal amortization was the prepayment of a $1.9 million commercial mortgage-backed security. The increase in the available-for-sale securities reflected a $5.0 million leverage strategy involving a reverse repurchase agreement and reinvestment of principal amortization received during the previous quarter. Management has concluded that none of the securities have impairments that are considered other than temporary.

Other real estate owned decreased $958,000 during the quarter to $1.3 million at December 31, 2007. The third of the original four Kara Homes, LLC properties was sold on November 29, 2007, resulting in a $50,000 loss on the sale. At December 31, 2007, the Bank held one lot with a substantially completed home from the third property located in Stafford Township, NJ and all nine substantially vacant lots from the fourth property located in Little Egg Harbor, NJ. We believe the carrying value of other real estate owned represents the Bank’s net realizable value at December 31, 2007.

Total deposits decreased $4.6 million, or 1.2%, to $364.2 million at December 31, 2007. The decrease was primarily due to balances of certificates of deposit, which decreased $7.0 million, or 4.1%, to $165.1 million at December 31, 2007 from $172.1 million at September 30, 2007, and saving accounts, which decreased $1.4 million, or 4.1%, to $34.1 million at December 31, 2007 from $35.5 million at September 30, 2007. Included with the certificates of deposit at December 31, 2007 were $11.8 million of brokered deposits, which accounted for $5.0 million of the decrease during the quarter. Other significant changes in total deposits over the three-month period included increases in money market accounts of $2.2 million, or 2.8% to $81.2 million, NOW accounts of $834,000, or 2.6%, to $33.0 million, demand accounts of $761,000, or 3.5% to $22.3 million and retirement accounts of $63,000, or 0.2%, to $28.5 million.

Borrowings from the Federal Home Loan Bank of New York increased $12.4 million, or 31.1% to $52.4 million at December 31, 2007 from $40.0 million at September 30, 2007 while securities sold under an agreement to repurchase with Citigroup Global Markets Inc. increased $5.0 million, or 50.0%, to $15.0 million at December 31, 2007 from $10.0 million at September 30, 2007. Proceeds from the advances were used to fund loan growth as well as replace matured brokered certificates of deposit during the three-month period.

Stockholders’ equity increased $1.1 million, or 2.3%, to $49.3 million at December 31, 2007 from $48.2 million at September 30, 2007. The increase was primarily attributable to the implementation of FIN 48, which resulted in an increase of $603,000 to the beginning balance of retained earnings. In addition, accumulated other comprehensive gains of $267,000 and net income of $142,000 were partially offset by repurchases of 7,627 shares of Company stock totaling $81,000 during the quarter.

Average Balance Sheets for the Three Months Ended December 31, 2007 and 2006

The table on the following page presents certain information regarding Magyar Bancorp, Inc.’s financial condition and net interest income for the three months ended December 31, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended December 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$227	$2	4.31%	$233	$3	5.11%
Loans receivable, net	386,209	6,925	7.11%	357,138	6,517	7.24%
Securities
Taxable	43,908	603	5.44%	39,301	416	4.20%
Tax-exempt (1)	3,364	49	5.84%	2,194	30	5.42%
FHLB of NY stock	2,571	53	8.11%	2,756	44	6.33%
Total interest-earning assets	436,279	7,632	6.94%	401,622	7,010	6.92%
Noninterest-earning assets	43,164			40,748
Total assets	$479,443			$442,370

Interest-bearing liabilities:
Savings accounts (2)	$34,848	83	0.95%	$40,828	113	1.10%
NOW accounts (3)	112,644	946	3.33%	93,592	824	3.49%
Time deposits (4)	197,432	2,354	4.73%	181,674	2,007	4.38%
Total interest-bearing deposits	344,924	3,383	3.89%	316,094	2,944	3.70%
Borrowings	56,694	666	4.66%	50,490	644	5.06%
Total interest-bearing liabilities	401,618	4,049	4.00%	366,584	3,588	3.88%
Noninterest-bearing liabilities	28,770			27,252
Total liabilities	430,388			393,836
Retained earnings	49,055			48,534
Total liabilities and retained earnings	$479,443			$442,370

Tax-equivalent basis adjustment		(17)			(9)
Net interest income		$3,566			$3,413
Interest rate spread			2.94%			3.04%
Net interest-earning assets	$34,661			$35,038
Net interest margin(5)			3.24%			3.37%
Average interest-earning assets to average interest-bearing liabilities	108.63%			109.56%

(1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

Net Income. The Company recorded net income of $142,000 for the three months ended December 31, 2007. Net income decreased $130,000, or 47.8%, compared to $272,000 for the three months ended December 31, 2006.

Net Interest and Dividend Income. Net interest and dividend income increased $153,000, or 4.5%, to $3.6 million for the three months ended December 31, 2007 from $3.4 million for the three months ended December 31, 2006. Total interest and dividend income increased $614,000 to $7.6 million for the three-month period ended December 31, 2007 while total interest expense increased $461,000 to $4.0 million from the same three-month period one year earlier.

Interest Income. The increase in interest income of $614,000, or 8.8%, to $7.6 million for the three months ended December 31, 2007 was primarily due to an increase in the average balance of interest-earning assets of $34.7 million to $436.3 million from $401.6 million, as well as an improvement in the average overall yield on such assets to 6.94% from 6.92%. Interest earned on loans increased to $6.9 million for the three months ended December 31, 2007 from $6.5 million for the prior year period. The increase reflected a $29.1 million, or 8.1%, increase in the average balance of loans, partially offset by a 13 basis point decrease in the average yield on such loans to 7.11% from 7.24%. The decrease in yield between the two periods was due primarily to adjustable-rate loans that are tied to the Prime rate, which fell 100 basis points to 7.25% for the three months ended December 31, 2007 from 8.25% for the three months ended December 31, 2006. The increase in interest income between periods was also attributable to the repayment of a $745,000 non-performing loan to Solomon Dwek from which the Bank received $57,000 in interest income in December 2007.

Interest earned on our investment securities increased $206,000, or 46.2%, due to a $5.8 million, or 13.9%, increase in the average balance of such securities as well as an increase in the average yield on such securities of 121 basis points from 4.26% for the three months ended December 31, 2006 to 5.47% for the three months ended December 31, 2007. The increase was primarily due to the prepayment of a commercial mortgage-backed security that resulted in a $51,000 yield maintenance prepayment penalty and $53,000 of discount accretion. The increased average balance of our investment securities reflected additional investment during the first quarter of fiscal 2008 and the reinvestment of proceeds from principal amortizations.

Interest Expense.  Interest expense increased $461,000, or 12.8%, to $4.0 million for the three months ended December 31, 2007 from $3.6 million for the three months ended December 31, 2006. The increase in interest expense was primarily due to a $35.0 million, or 9.6%, increase in the average balance of interest-bearing liabilities to $401.6 million from $366.6 million. In addition, the average cost of such liabilities increased to 4.00% from 3.88% in the higher market interest rate environment in the 2007 period compared to the 2006 period.

The average balance of interest bearing deposits increased to $344.9 million from $316.1 million while the average cost of such deposits increased to 3.89% from 3.70% in the higher market interest rate environment. This resulted in an increase in interest paid on deposits to $3.4 million for the three months ended December 31, 2007 from $2.9 million for the same period last year. Interest paid on advances and securities sold under agreements to repurchase increased to $666,000 for the three months ended December 31, 2007 from $644,000 for the prior year period. An increase in the average balance of such advances to $56.7 million from $50.5 million was largely offset by a 40 basis point decrease in the average cost of advances and a decrease in the average cost of securities sold under agreements to repurchase to 4.66% for the three months ended December 31, 2007 from 5.06% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $223,000 for the three months ended December 31, 2007 compared to a $167,000 provision for the prior year period. The increase in the provision was due primarily to the overall growth of the loan portfolio and the inherent risks within that growth, specifically the increase in the proportion of construction and commercial loans in our portfolio.

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

Other Income. Non-interest income increased $7,000, or 2.1%, to $340,000 for the three months ended December 31, 2007 from $333,000 for the three months ended December 31, 2006. The increase reflected an increase in service charges of $67,000 due primarily to a loan prepayment penalty, offset by a $50,000 loss on the sale of other real estate owned for the three months ended December 31, 2007 compared to the earlier three-month period.

Other Expenses. Non-interest expense increased to $3.5 million for the three months ended December 31, 2007 from $3.2 million for the three months ended December 31, 2006.

Compensation and employee benefits increased $223,000, or 12.1% to $2.1 million for the three months ended December 31, 2007 from $1.8 million for the three months ended December 31, 2006. Stock award and stock option expenses related to the Magyar Bancorp, Inc. 2006 Equity Incentive Plan accounted for $116,000 of the increase in the current year period. The increase also reflected staff additions in conjunction with the opening of our fifth branch office in February 2007, as well as normal merit increases and increases in employee benefit costs.

The higher non-interest expense also was due to higher occupancy expenses, which increased to $662,000 for the three months ended December 31, 2007 from $592,000 for the prior year period. The increase primarily reflected the addition of the Bank’s fifth branch office. In addition, other expenses increased $24,000, or 5.6%, to $453,000 for the three months ended December 31, 2007 from $429,000 for the same period last year primarily due to expenses associated with the non-performing loans described above.

Income Tax Expense. Income tax expense was $20,000 for the three months ended December 31, 2007, as compared to $102,000 for the three months ended December 31, 2006. The effective tax rate was 12.3% and 27.3% for the three month periods ended December 31, 2007 and 2006, respectively. The difference in the effective tax rate in 2007 as compared to 2006 was primarily a result of the relative percentage of the permanent differences, such as increases in the cash surrender value of bank owned life insurance, as compared to pretax income.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years (as of October 1, 2008 for the Company). The Company is evaluating the effect of SFAS No. 157on its financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06-04 are to be applied through either a cumulative –effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007 (as of October 1, 2008 for the Company). The application of Issue 06-04 is not expected to have a material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance –Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted fro under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on an individual life-by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-05 is effective for fiscal years beginning after December 15, 2006 (as of October 1, 2007 for the Company). The application of Issue 06-05 did not have a material effect on the Company’s financial position or results of operations.

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

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $416,000 in deferred tax assets and a decrease of approximately $187,000 in the liability for unrecognized tax benefits, which was accounted for as a $603,000 increase to the October 1, 2007 balance of retained earnings.

In December 2007, the FASB revised SFAS No. 141(R) “Business Combinations” to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:  1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (as of October 1, 2009 for the Company). The Company is evaluating the effect of SFAS No. 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (as of October 1, 2009 for the Company). The Company is evaluating the effect of SFAS No. 160 on its financial statements.

In December 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110  expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month period ended December 31, 2007 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2007, the Company had commitments outstanding under letters of credit of $1.2 million, commitments to originate loans of $43.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $35.1 million. There has been no material change during the three months ended December 31, 2007 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of December 31, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. The Company’s balance sheet at December 31, 2007 reflected sensitivity to increases in market interest rate movements. In an effort to reduce the anticipated negative effect on earnings from increases in market interest rates, reverse repurchase agreements with embedded interest rate caps of $15 million were held by the Bank at December 31, 2007.

Management of the Company believes that there has not been a material adverse change in market risk during the three months ended December 31, 2007.

ITEM 3 – Controls andProcedures

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

The Company completed its first stock repurchase program of 130,927 shares in November 2007 with the repurchase of 6,127 shares at an average price of $10.64. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 1,800 shares had been repurchased as of December 31, 2007 at an average price of $10.68.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: February 8, 2008	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: February 8, 2008	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer