Form 10QSB
period 2008-03-31
Magyar Bancorp, Inc.
filed 2008-05-09
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes     ☑     No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, $0.01 Par Value	5,786,911

Transitional Small Business Disclosure Format

Yes     ☐     No    ☑

MAGYAR BANCORP, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)
	March 31,	September 30,
	2008	2007
	(Unaudited)
Assets
Cash	$4,282	$5,132
Interest earning deposits with banks	163	101
Total cash and cash equivalents	4,445	5,233

Investment securities - available for sale, at fair value	45,944	27,373
Investment securities - held to maturity, at amortized cost (fair value of $10,933
and $17,957 at March 31, 2008 and September 30, 2007, respectively)	10,801	18,116
Federal Home Loan Bank of New York stock, at cost	3,777	2,325
Loans receivable, net of allowance for loan losses of $4,064 and $3,754 at
March 31, 2008 and September 30, 2007, respectively	396,009	381,614
Bank owned life insurance	10,330	10,120
Accrued interest receivable	2,306	2,521
Premises and equipment, net	21,883	22,302
Other real estate owned	5,101	2,238
Other assets	3,396	1,335

Total assets	$503,992	$473,177
Liabilities and Stockholders' Equity
Liabilities
Deposits	$361,928	$368,777
Escrowed funds	1,257	1,172
Federal Home Loan Bank of New York advances	72,263	39,985
Securities sold under agreements to repurchase	15,000	10,000
Accrued interest payable	1,277	1,706
Accounts payable and other liabilities	2,938	3,344

Total liabilities	454,663	424,984

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,790,111 and 5,798,942 outstanding at March 31, 2008
and September 30, 2007, respectively	59	59
Additional paid-in capital	25,990	26,082
Treasury stock 133,631 and 124,800 shares at March 31, 2008 and
September 30, 2007, respectively	(1,766)	(1,740)
Unearned shares held by Employee Stock Ownership Plan	(1,687)	(1,845)
Retained earnings	26,185	25,717
Accumulated other comprehensive gain (loss), net	548	(80)

Total stockholders' equity	49,329	48,193

Total liabilities and stockholders' equity	$503,992	$473,177

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
	(Unaudited)

Interest and dividend income
Loans, including fees	$6,537	$6,681	$13,462	$13,197
Investment securities
Taxable	541	437	1,145	856
Tax-exempt	33	30	66	51
Federal Home Loan Bank of New York stock	62	56	114	100

Total interest and dividend income	7,173	7,204	14,787	14,204

Interest expense
Deposits	2,954	3,036	6,337	5,980
Borrowings	750	724	1,416	1,367

Total interest expense	3,704	3,760	7,753	7,347

Net interest and dividend income	3,469	3,444	7,034	6,857

Provision for loan losses	391	110	614	277

Net interest and dividend income after
provision for loan losses	3,078	3,334	6,420	6,580

Other income
Service charges	233	195	515	409
Other operating income	144	114	253	231
Gains on sales of loans	-	10	-	12
Losses on the sales of investment securities	(19)	-	(19)	-
Loss on the sale of other real estate owned	(37)	-	(88)	-

Total other income	321	319	661	652

Other expenses
Compensation and employee benefits	2,249	1,968	4,312	3,808
Occupancy expenses	656	617	1,317	1,208
Advertising	65	72	128	145
Professional fees	174	133	317	282
Service fees	144	127	282	249
Other expenses	457	531	909	960

Total other expenses	3,745	3,448	7,265	6,652

Income (loss) before income tax expense (benefit)	(346)	205	(184)	580

Income tax expense (benefit)	(48)	46	(28)	149

Net income (loss)	$(298)	$159	$(156)	$431

Net income (loss) per share- basic and diluted	$(0.05)	$0.03	$(0.03)	$0.07

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended March 31, 2008
(In Thousands, Except for Share Amounts)
(Unaudited)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2007	5,798,942	$59	$26,082	$(1,740)	$(1,845)	$25,717	$(80)	$48,193

Cumulative adjustment for adoption of FIN 48	-	-	-	-	-	603	-	-

Balance, October 1, 2007 as revised	5,798,942	59	26,082	(1,740)	(1,845)	26,320	(80)	$48,796

Comprehensive income
Net income	-	-	-	-	-	(156)	-	(156)
Other comprehensive income, net of
reclassification adjustments and taxes	-	-	-	-	-	-	628	628

Total comprehensive income								472
Purchase of treasury stock	(29,527)	-	-	(306)	-	-	-	(306)
Treasury stock used for restricted stock plan	20,696		(301)	280		21		-
Allocation of ESOP stock	-	-	(22)	-	158	-	-	136
Stock-based compensation expense	-	-	231	-	-	-	-	231

Balance, March 31, 2008	5,790,111	$59	$25,990	$(1,766)	$(1,687)	$26,185	$548	$49,329

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Six Months Ended
	March 31,
	2008	2007
	Unaudited
Operating activities
Net (loss) income	$(156)	$431
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	578	563
Premium amortization on investment securities, net	23	75
Provision for loan losses	614	277
Gains on sale of loans	-	(12)
Losses on sale of investment securities	19	-
Losses on the sale of other real estate owned	88	-
ESOP compensation expense	136	214
Stock-based compensation expense	231	-
Deferred income tax provision	(202)	-
Decrease (increase) in accrued interest receivable	215	(110)
Increase in bank owned life insurance	(210)	(188)
Increase in other assets	(1,019)	(292)
Decrease in accrued interest payable	(429)	(257)
Decrease in accounts payable and other liabilities	(219)	(1,413)
Net cash used in operating activities	(331)	(712)

Investing activities
Net increase in loans receivable	(19,009)	(30,710)
Purchases of investment securities available for sale	(26,094)	(6,685)
Sales of investment securities held to maturity	2,321	-
Sales of investment securities available for sale	2,825	142
Proceeds from maturities/calls of investment securities held to maturity	2,005	-
Principal repayments on investment securities held to maturity	2,955	3,788
Principal repayments on investment securities available for sale	4,830	1,635
Purchases of premises and equipment	(159)	(1,740)
Investment in other real estate owned	(147)	-
Proceeds from the sale of other real estate owned	1,158	-
Purchase of Federal Home Loan Bank stock	(1,452)	(543)
Net cash used in investing activities	(30,767)	(34,113)

Financing activities
Net (decrease) increase in deposits	(6,849)	22,991
Stock compensation tax benefit	102	12
Net decrease (increase) in escrowed funds	85	(146)
Proceeds from long-term advances	12,959	2,228
Repayments of long-term advances	(506)	(1,083)
Proceeds of short-term advances	19,825	10,925
Proceeds of securities sold under agreements to repurchase	5,000	-
Purchase of treasury stock	(306)	-
Net cash provided by financing activities	30,310	34,927

Net (decrease) increase in cash and cash equivalents	(788)	102

Cash and cash equivalents, beginning of period	5,233	6,017

Cash and cash equivalents, end of period	$4,445	$6,119

Supplemental disclosures of cash flow information
Cash paid for
Interest	$8,182	$7,604
Income taxes	121	$414
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$4,000	-

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

Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The September 30, 2007 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

NOTE E - EARNINGS PER SHARE

Basic earnings per share for the three and six months ended March 31, 2008 was calculated by dividing net income by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the six months ended March 31, 2008 and 2007. The following table shows the company’s earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
	(In thousands except for per share data)

Income (loss) applicable to common shares	$(298)	$159	$(156)	$431
Weighted average number of common shares
outstanding - basic	5,800	5,924	5,805	5,924
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares
and common share equivalents - diluted	5,800	5,924	5,805	5,924

Basic (loss) earnings per share	$(0.05)	$0.03	$(0.03)	$0.07

Diluted (loss) earnings per share	$(0.05)	$0.03	$(0.03)	$0.07

Options to purchase 217,826 shares of common stock at a weighted average of $14.61 were outstanding and not included in the computation of diluted loss per share for the three months ended March 31, 2008 because the option price was greater than the average market price during the period. Options to purchase 217,826 shares of common stock at an average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three months ended March 31, 2007 because the option price was greater than the average market price during the period.

Options to purchase 217,826 shares of common stock at a weighted average of $14.61 were outstanding and not included in the computation of diluted loss per share for the six months ended March 31, 2008 because the option price was greater than the average market price during the period. Options to purchase 217,826 shares of common stock at an average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the six months ended March 31, 2007 because the option price was greater than the average market price during the period.

NOTE F – STOCK-BASED COMPENSATION

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

Stock options generally vest over a five-year service period. The strike price for all options was determined by the market price of the common stock on the date the options were granted. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under Staff Accounting Bulletin (“SAB”) 107 and 110. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of the awards.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2008:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2007	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2008	217,826	$14.61	8.9 years	$-

Exercisable at March 31, 2008	-	-	N/A	N/A

The following is a summary of the status of the Company’s non-vested options as of March 31, 2008:

Weighted
Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2007	217,826	$3.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2008	217,826	$3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2007 and changes during the six months ended March 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2007	103,479	$14.55
Granted	1,000	10.83
Forfeited	-	-
Balance at March 31, 2008	104,479	$14.51

Stock option and stock award expenses included with compensation expense were $81,000 and $151,000, respectively, for the six months ended March 31, 2008.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. At March 31, 2008, the Company had repurchased a total of 154,327 shares of its common stock at an average cost of $13.22 per share. Under the stock repurchase program, 106,524 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2008. The

Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan. On March 1, 2008, recipients of stock awards under the 2006 Equity Incentive Plan were entitled to 20% of the shares awarded, or 20,696 shares. Accordingly, these shares were distributed from the Company’s treasury stock at March 31, 2008.

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

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the then current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $135,000 and $175,000 for the six months ended March 31, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares:

March 31,
2008

Shares released for allocation	44,807
Unreleased shares	173,056

Total ESOP shares	217,863

NOTE G - COMPREHENSIVE INCOME

The components of comprehensive income and the related income tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2008			2007
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains arising
during period on:

Available-for-sale investments	$83	$(32)	$51	$120	$(44)	$76

Less reclassification adjustment for
losses realized in net income	-	-	-	-	-	-

Interest rate derivatives	516	(206)	310	17	(53)	(36)

Other comprehensive income, net	$599	$(238)	$361	$137	$(97)	$40

	Six Months Ended March 31,
	2008			2007
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains arising
during period on:

Available-for-sale investments	$139	$(42)	$97	$177	$(64)	$113

Less reclassification adjustment for
losses realized in net income	-	-	-	-	-	-

Interest rate derivatives	884	(353)	531	(15)	(53)	(68)

Other comprehensive income, net	$1,023	$(395)	$628	$162	$(117)	$45

NOTE H - INVESTMENT SECURITIES

The following table sets forth the composition of our investment securities portfolio (in thousands):

	March 31,		September 30,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
Securities available for sale:
U.S. government and agency obligations	$2,236	$2,232	$-	$-
Municipal bonds	3,213	3,278	3,214	3,216
Equity securities	-	-	-	-
Mortgage-backed securities	40,414	40,434	24,217	24,157

Total securities available for sale	$45,863	$45,944	$27,431	$27,373

Securities held to maturity:
U.S. government and agency obligations	$102	$101	$2,133	$2,119
Municipal bonds	132	143	137	143
Mortgage-backed securities	10,567	10,689	15,846	15,695

Total securities held to maturity	$10,801	$10,933	$18,116	$17,957

NOTE I – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):

	March 31,	September 30,
	2008	2007
	(Unaudited)

One -to-four family residential	$150,540	$152,474
Commercial real estate	81,717	81,275
Construction	107,609	97,150
Home equity lines of credit	12,925	12,894
Commercial business	33,166	26,630
Other	14,220	15,159

Total loans receivable	400,177	385,582
Deferred loan fees	(104)	(214)
Allowance for loan losses	(4,064)	(3,754)

Total loans receivable, net	$396,009	$381,614

At March 31, 2008 and September 30, 2007, non-performing loans had a total principal balance of $3,333,000 and $8,048,000, respectively. The amount of interest income not recognized on loans was $310,000 and $613,000 for the six-month periods ended March 31, 2008 and 2007, respectively.

NOTE J - OTHER REAL ESTATE OWNED

The Company held $5.1 million of real estate owned properties at March 31, 2008 and $2.2 million of real estate owned properties at September 30, 2007. In November 2007, the Company sold real estate owned that was being carried at September 30, 2007 in the amount of $958,000. The Company recorded a loss on the sale in the amount of $50,000. In February 2008, the Company foreclosed on the real estate property securing a $4.2 million construction loan. The real estate consists of six approved lots located in Rumson, NJ. In March 2008, the Company sold real estate owned that was being carried at September 30, 2007 in the amount of $325,000. The Company recorded a loss on the sale in the amount of $37,000.

The Company did not incur any write downs on foreclosed properties during the six months ended March 31, 2008. There was no impairment on these properties at March 31, 2008. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	March 31,	September 30,
	2008	2007
	(Unaudited)

Demand accounts	$22,817	$21,514
Savings accounts	34,192	35,577
NOW accounts	33,588	32,158
Money market accounts	78,018	78,979
Certificates of deposit	164,476	172,063
Retirement accounts	28,837	28,486

	$361,928	$368,777

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

	March 31,	September 30,
	2008	2007
	(Unaudited)
Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$1,644	$1,047
Unused line of credits	34,615	33,173
Fixed rate loan commitments	17,155	9,765
Variable rate loan commitments	27,693	31,446

	$81,107	$75,431

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

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

Total assets increased $30.8 million, or 6.5%, to $504.0 million at March 31, 2008 from $473.2 million at September 30, 2007, represented by significant growth in net loans receivable and in investment securities available-for-sale.

Net loans receivable increased $14.4 million, or 3.8%, to $396.0 million at March 31, 2008 from $381.6 million at September 30, 2007. During the six months ended March 31, 2008, construction loans led the increase in net loans receivable with growth of $10.4 million, or 10.8%, to $107.6 million from $97.2 million at September 30, 2007. Commercial real estate and business loans increased $7.0 million, or 6.5%, to $114.9 million while loans secured by one to four family residential properties decreased $1.9 million, or 1.2%, to $150.5 million.

At March 31, 2008, the significant loan categories in terms of the percent of total loans were 37.6% in one-to-four family residential mortgage loans, 26.9% in construction loans and 20.4% in commercial real estate loans. At September 30, 2007 these categories in terms of the percent of total loans were 39.5% in one-to-four family residential mortgage loans, 25.2% in construction loans and 21.1% in commercial real estate loans. Throughout 2008 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial and construction loans.

Total non-performing loans decreased $4.7 million to $3.3 million at March 31, 2008 from $8.0 million at September 30, 2007. The ratio of non-performing loans to total loans receivable was 0.83% at March 31, 2008 compared with 2.08% at September 30, 2007. The allowance for loan losses increased $310,000 to $4.1 million or 121.9% of non-performing loans at March 31, 2008 compared with $3.8 million or 46.7% of non-performing loans at September 30, 2007. Provisions for loan loss during the six months ended March 31 2008 were $614,000. The allowance for loan losses was 1.02% of gross loans outstanding at March 31, 2008 and 0.97% of gross loans outstanding at September 30, 2007.

Securities available-for-sale increased $18.6 million, or 67.8%, to $45.9 million at March 31, 2008 from $27.4 million at September 30, 2007. The increase was the result of $26.1 million in new security purchases, offset by $4.8 million in principal amortization and $2.5 million in sales of mortgage-backed securities. In addition, securities held-to-maturity decreased $7.3 million, or 40.4%, to $10.8 million at March 31, 2008 from $18.1 million at September 30, 2007, resulting from $3.0 million in principal amortization, $2.3 million in sales of mortgage-backed securities, and $2.0 million from calls of agency obligations. Management has concluded that none of the securities have impairments that are considered other than temporary.

Other real estate owned increased $2.9 million during the six months to $5.1 million at March 31, 2008. The increase resulted from the foreclosure of the property securing a $4.2 million loan made by the Bank to Solomon Dwek, whose real estate holdings were forced into bankruptcy in February 2007. The

Bank has begun improving and marketing for sale all six approved lots located in Rumson, NJ. The increase in other real estate owned was offset by the sale of all ten real estate lots located in Stafford Township, NJ, totaling $1.2 million at September 30, 2007. The sales of other real estate owned resulted in an $88,000 loss. At March 31, 2008, in addition to the Rumson, NJ properties, the Bank also held all nine substantially vacant lots located in Little Egg Harbor, NJ. We believe the carrying value of other real estate owned represents the Bank’s net realizable value at March 31, 2008.

Total deposits decreased $6.8 million, or 1.9%, to $361.9 million at March 31, 2008. The decrease was primarily due to reduced balances of certificates of deposit, which decreased $7.6 million, or 4.4%, to $164.5 million at March 31, 2008 from $172.1 million at September 30, 2007, and saving accounts, which decreased $1.4 million, or 3.9%, to $34.2 million at March 31, 2008 from $35.5 million at September 30, 2007. Included with the certificates of deposit at March 31, 2008 were $10.0 million of brokered deposits. Brokered deposits accounted for $6.8 million of the decrease in time deposits during the six-month period. Other significant changes in total deposits over the six-month period included increases in non-interest bearing demand accounts of $1.3 million, or 6.1% to $22.8 million, and interest-bearing NOW accounts of $1.4 million, or 4.4%, to $33.6 million.

Borrowings from the Federal Home Loan Bank of New York increased $32.3 million, or 80.7% to $72.3 million at March 31, 2008 from $40.0 million at September 30, 2007 while securities sold under an agreement to repurchase with Citigroup Global Markets Inc. increased $5.0 million, or 50.0%, to $15.0 million at March 31, 2008 from $10.0 million at September 30, 2007. Proceeds from the advances were used to fund loan growth as well as replace matured certificates of deposit during the six-month period.

Stockholders’ equity increased $1.2 million, or 2.5%, to $49.4 million at March 31, 2008 from $48.2 million at September 30, 2007. The increase was primarily attributable to the implementation of FIN 48, which resulted in an increase of $603,000 to the beginning balance of retained earnings. In addition, accumulated other comprehensive gains of $627,000 were partially offset by a net loss during the period of $235,000 and by repurchases of 29,527 shares of Company stock totaling $306,000 during the period.

Average Balance Sheets for the Three and Six Months Ended March 31, 2008 and 2007

The table on the following page presents certain information regarding Magyar Bancorp, Inc.’s financial condition and net interest income for the three and six months ended March 31, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Unaudited)

Interest-earning assets:
Interest-earning deposits	$336	$3	3.00%	$253	$2	3.21%
Loans receivable, net	392,389	6,537	6.68%	370,537	6,681	7.31%
Securities
Taxable	46,292	539	4.67%	38,624	435	4.57%
Tax-exempt (1)	3,348	49	5.92%	2,957	40	5.49%
FHLB of NY stock	3,088	62	8.08%	3,062	56	7.42%
Total interest-earning assets	445,453	7,190	6.47%	415,433	7,214	7.04%
Noninterest-earning assets	44,871			41,973
Total assets	$490,324			$457,406

Interest-bearing liabilities:
Savings accounts (2)	$33,958	68	0.81%	$39,306	104	1.07%
NOW accounts (3)	113,151	720	2.55%	100,079	863	3.50%
Time deposits (4)	192,964	2,166	4.50%	184,558	2,069	4.55%
Total interest-bearing deposits	340,073	2,954	3.48%	323,943	3,036	3.80%
Borrowings	71,917	750	4.18%	57,290	724	5.13%
Total interest-bearing liabilities	411,990	3,704	3.61%	381,233	3,760	4.00%
Noninterest-bearing liabilities	28,837			27,441
Total liabilities	440,827			408,674
Retained earnings	49,497			48,732
Total liabilities and retained earnings	$490,324			$457,406

Tax-equivalent basis adjustment		(17)			(10)
Net interest income		$3,469			$3,444
Interest rate spread			2.86%			3.04%
Net interest-earning assets	$33,463			$34,200
Net interest margin (5)			3.12%			3.36%
Average interest-earning assets to average interest-bearing liabilities	108.12%			108.97%
________________________________________
(1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Six Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Unaudited)

Interest-earning assets:
Interest-earning deposits	$271	$5	3.66%	$243	$6	4.95%
Loans receivable, net	389,282	13,462	6.90%	363,764	13,197	7.28%
Securities
Taxable	45,093	1,141	5.04%	38,966	850	4.37%
Tax-exempt (1)	3,356	99	5.88%	2,572	68	5.30%
FHLB of NY stock	2,828	114	8.09%	2,907	100	6.90%
Total interest-earning assets	440,830	14,821	6.71%	408,452	14,221	6.98%
Noninterest-earning assets	44,189			41,499
Total assets	$485,019			$449,951

Interest-bearing liabilities:
Savings accounts (2)	$34,405	$152	0.88%	$40,075	$217	1.09%
NOW accounts (3)	112,896	1,665	2.94%	96,560	1,687	3.50%
Time deposits (4)	195,210	4,520	4.62%	183,100	4,076	4.46%
Total interest-bearing deposits	342,511	6,337	3.69%	319,735	5,980	3.75%
Borrowings	64,264	1,416	4.40%	53,853	1,367	5.09%
Total interest-bearing liabilities	406,775	7,753	3.80%	373,588	7,347	3.94%
Noninterest-bearing liabilities	29,327			27,806
Total liabilities	436,102			401,394
Retained earnings	48,917			48,557
Total liabilities and retained earnings	$485,019			$449,951

Tax-equivalent basis adjustment		(34)			(17)
Net interest income		$7,034			$6,857
Interest rate spread			2.91%			3.04%
Net interest-earning assets	$34,055			$34,864
Net interest margin (5)			3.18%			3.37%
Average interest-earning assets to average interest-bearing liabilities	108.37%			109.33%
_____________________________
(1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net Income (Loss). The Company recorded a net loss of $298,000 for the three months ended March 31, 2008. Net income decreased $457,000 from net income of $159,000 for the three months ended March 31, 2007.

Net Interest and Dividend Income. Net interest and dividend income increased $25,000, or 0.7%, to $3.5 million for the three months ended March 31, 2008 from $3.4 million for the three months ended March 31, 2007. Total interest and dividend income decreased $31,000 to $7.2 million for the three-month period ended March 31, 2008 while total interest expense decreased $56,000 to $3.7 million from the same three-month period one year earlier. For the comparison period our interest rate spread decreased 18 basis points to 2.86% from 3.04%.

Interest Income. The decrease in interest income of $31,000, or 0.4%, to $7.2 million for the three months ended March 31, 2008 was primarily due to a decrease in the overall yield of interest-bearing assets to 6.47% from 7.04%, partially offset by an increase in the average balance of interest-earning assets of $30.0 million to $445.5 million from $415.4 million. Interest earned on loans decreased to $6.5 million for the three months ended March 31, 2008 from $6.7 million for the prior year period. The decrease reflected a 63 basis point decrease in the average yield on such loans to 6.68% from 7.31%, partially offset by a $21.9 million, or 5.9%, increase in the average balance of loans. The decrease in yield between the two periods was due primarily to adjustable-rate loans that are tied to the Prime rate, which fell 300 basis points to 5.25% by March 31, 2008 from 8.25% at March 31, 2007.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, increased $113,000, or 23.8%, due to an $8.1 million, or 19.4%, increase in the average balance of such securities as well as an increase in the average yield on such securities of 12 basis points to 4.75% for the three months ended March 31, 2008 from 4.64% for the three months ended March 31, 2007. The increased average balance of our investment securities reflected additional investment during the first half of fiscal 2008 and the reinvestment of proceeds from principal amortizations.

Interest Expense.  Interest expense decreased $56,000, or 1.5%, to $3.7 million for the three months ended March 31, 2008 from $3.8 million for the three months ended March 31, 2007. The decrease in interest expense was primarily due to a 39 basis point decrease in the average cost of such liabilities to 3.61% from 4.00%, partially offset by an increase in the average balances of interest-bearing liabilities of $30.8 million, or 8.1%, to $412.0 million from $381.2 million.

The average balance of interest bearing deposits increased to $340.1 million from $323.9 million while the average cost of such deposits decreased to 3.48% from 3.80% in the lower market interest rate environment. As a result, interest paid on deposits remained unchanged at $3.0 million for the three months ended March 31, 2008 and 2007. Interest paid on advances and securities sold under agreements to repurchase increased to $750,000 for the three months ended March 31, 2008 from $724,000 for the prior year period. An increase in the average balance of such advances to $71.9 million from $57.2 million was largely offset by a 95 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 4.18% for the three months ended March 31, 2008 from 5.13% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $391,000 for the three months ended March 31, 2008 compared to a provision of $110,000 for the prior year period. The increase in the provision was due primarily to the overall growth of the loan portfolio and the inherent risks within that growth, specifically the increase in the proportion of construction and commercial loans in our portfolio.

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

Other Income. Non-interest income increased $2,000, or 0.6%, to $321,000 for the three months ended March 31, 2008 from $319,000 for the three months ended March 31, 2007. The increase reflected an increase in service charges and other operating income of $38,000 and $30,000, respectively. The increase in service charges was due to higher levels of loan prepayment penalties and service charges related to the Bank’s courtesy overdraft program. The increase in other operating income was primarily due to commissions received from the sales of non-deposit investment products, which the Bank began offering in 2008. Increases in other income were offset by a $37,000 loss on the sale of $325,000 in other real estate owned and a $19,000 loss on the sale of $5.2 million in investment securities during the three months ended March 31, 2008 compared to the prior year period.

Other Expenses. Non-interest expense increased to $3.7 million for the three months ended March 31, 2008 from $3.4 million for the three months ended March 31, 2007.

Compensation and employee benefits increased $281,000, or 14.3% to $2.2 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007. Stock award and stock option expenses related to the Magyar Bancorp, Inc. 2006 Equity Incentive Plan accounted for $78,000 of the increase in the current year period. The increase also reflected staff additions in conjunction with the opening of our fifth branch office in February 2007, as well as normal merit increases and increases in employee benefit costs.

The higher non-interest expense also was due to occupancy and professional expenses, which increased $39,000, or 6.3%, to $656,000 and $41,000, or 30.8%, to $174,000 for the three months ended March 31, 2008 from $617,000 and $133,000, respectively, for the prior year period. The increase in occupancy expenses primarily reflected higher operating costs of the Bank’s fifth branch office while the increase in professional expenses was due to higher audit fees.

Other expenses decreased $74,000, or 13.9%, to $457,000 for the three months ended March 31, 2008 from $531,000 for the same period last year primarily due to lower expenses associated with the Company’s annual shareholder meeting and non-performing loans described above, partially offset by higher Federal Deposit Insurance Company assessments. The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio.

Income Tax (Benefit) Expense. The Company recognized an income tax benefit of $48,000 for the three months ended March 31, 2008 compared with $46,000 of income tax expense for the three months ended March 31, 2007. The effective tax rate was 13.9% and 22.4% for the three month periods ended March 31, 2008 and 2007, respectively. The difference in the effective tax rate in 2008 as compared to 2007 was primarily a result of the relative percentage of the permanent differences, such as income derived from tax-exempt municipal bonds and increases in the cash surrender value of bank owned life insurance, as compared to pretax income.

Comparison of Operating Results for the Six Months Ended March 31, 2008 and 2007

Net Income (Loss). The Company recorded a net loss of $156,000 for the six months ended March 31, 2008. Net income decreased $587,000 from net income of $431,000 for the six months ended March 31, 2007.

Net Interest and Dividend Income. Net interest and dividend income increased $177,000, or 2.6%, to $7.0 million for the six months ended March 31, 2008 from $6.9 million for the six months ended March 31, 2007. Total interest and dividend income increased $583,000 to $14.8 million for the six-month period ended March 31, 2008 while total interest expense increased $406,000 to $7.8 million for the same six-month period. For the comparison period our interest rate spread decreased 13 basis points to 2.91% from 3.04%.

Interest Income. Interest income increased $583,000, or 4.1%, to $14.8 million for the six months ended March 31, 2008 from $14.2 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $32.4 million to $440.8 million from $408.5 million, partially offset by a decrease of 27 basis points in the average yield on such assets to 6.71% from 6.98%. Interest income on loans increased 2.0% to $13.5 million for the six months ended March 31, 2008 from $13.2 million for the prior year period, reflecting a $25.5 million, or 7.0%, increase in the average balance of loans, partially offset by a 38 basis point decrease in the average yield on such loans to 6.90% from 7.28%. The decline in yield on loans reflected an overall lower interest rate environment for commercial business, commercial real estate and construction loans.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, increased 33.5% to $1.2 million for the six month period ended March 31, 2008 from $918,000 a year earlier. An increase in the average balance of such securities of $6.9 million to $48.4 million from $41.5 million was partially offset by a 67 basis point increase in the average yield on investment securities to 5.10% from 4.43%. The increased average balance of our investment securities reflected the more favorable spreads available on such investments as compared with the prior year period when the interest yield curve was either flat or inverted.

Interest Expense. Interest expense increased $406,000, or 5.5%, to $7.8 million for the six months ended March 31, 2008 from $7.3 million for the six months ended March 31, 2007. The increase in interest expense was due to a $33.2 million, or 8.9%, increase in the average balance of interest-bearing liabilities to $406.8 million from $373.6 million, partially offset by a lower average cost of such liabilities that decreased to 3.80% from 3.94% in the lower interest rate environment.

The average balance of interest bearing deposits increased $22.8 million to $342.5 million for the six months ended March 31, 2008 from $319.7 million for the same period last year while the average cost of such deposits decreased 6 basis points to 3.69% from 3.75%. This resulted in a 6.0% increase in interest paid on deposits to $6.3 million from $6.0 million for the six months ended March 31, 2008 compared to the same period ended March 31, 2007. Interest paid on advances and securities sold under agreements to repurchase remained unchanged at $1.4 million for the six months ended March 31, 2008 and 2007. The increase in advance interest expense was due to an increase in the average balance of such advances to $64.3 million from $53.9 million combined with a 69 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 4.40% for the six months ended March 31, 2008 from 5.09% for the prior year period.  The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans during the period.

Provision for Loan Losses. Management made a provision of $614,000 for the six months ended March 31, 2008 compared to a $277,000 provision for the prior year period. The increase in the provision was due primarily to the overall growth of the loan portfolio and the inherent risks within that growth, specifically the increase in the proportion of construction and commercial loans in our portfolio. The allowance for loan losses was $4.1 million, or 1.02% of gross loans outstanding at March 31, 2008, as compared to $4.3 million, or 1.12% of gross loans outstanding at March 31, 2007.

Other Income. Non-interest income increased $9,000 to $661,000 for the six months ended March 31, 2008 from $652,000 for the six months ended March 31, 2007. The increase reflected an increase in service charges and other operating income of $106,000 and $22,000, respectively. The increase in service charges was due to higher levels of loan prepayment penalties and service charges related to the Bank’s courtesy overdraft program. The increase in other operating income was primarily due to commissions received from the sales of non-deposit investment products, which the Bank began offering in fiscal 2008. Increases in other income were offset by a $88,000 loss on the sale of $1.3 million in other real estate owned and a $19,000 loss on the sale of $5.2 million in investment securities for the six months ended March 31, 2008 compared to the prior six-month period.

Other Expenses. Non-interest expense increased $613,000 to $7.3 million for the six months ended March 31, 2008 from $6.7 million for the six months ended March 31, 2007.

Compensation and employee benefits rose 13.2% or $504,000 to $4.3 million during the six-month period ended March 31, 2008 from $3.8 million during the six-month period ended March 31, 2007. Stock award and stock option expenses related to the Magyar Bancorp, Inc. 2006 Equity Incentive Plan accounted for $193,000 of the increase in the current year period. The increase also reflected staff additions in conjunction with the opening of our fifth branch office in February 2007, as well as normal merit increases and increases in employee benefit costs.

The higher non-interest expense also was due to occupancy and professional expenses, which increased $109,000, or 9.0%, to $1.3 million and $35,000, or 12.4%, to $317,000 for the six months ended March 31, 2008 from $1.2 million and $282,000, respectively, for the prior year period. The increase in occupancy expenses primarily reflected higher operating costs of the Bank’s fifth branch office while the increase in professional expenses was due to higher audit fees.

Other expenses decreased $51,000, or 5.3%, to $909,000 for the six months ended March 31, 2008 from $960,000 for the same period last year primarily due to lower expenses associated with the Company’s annual shareholder meeting and non-performing loans described above, partially offset by higher Federal Deposit Insurance Company assessments.

Income Tax Expense (Benefit). The Company recognized an income tax benefit of $28,000 for the six months ended March 31, 2008 compared with a $149,000 income tax expense for the six months ended March 31, 2007. The effective tax rate was 15.2% and 25.7% for the six month periods ended March 31, 2008 and 2007, respectively. The difference in the effective tax rate in 2008 as compared to 2007 was primarily a result of the relative percentage of the permanent differences, such as such as income derived from tax-exempt municipal bonds and increases in the cash surrender value of bank owned life insurance, as compared to pretax income.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years (as of October 1, 2008 for the Company). The Company is evaluating the effect of SFAS No. 157 on its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month period ended March 31, 2008 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2008, the Company had commitments outstanding under letters of credit of $1.6 million, commitments to originate loans of $44.8 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $34.6 million. There has been no material change during the six months ended March 31, 2008 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of March 31, 2008.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. The Company’s balance sheet at March 31, 2008 reflected sensitivity to increases in market interest rate movements. In an effort to reduce the anticipated negative effect on earnings from increases in market interest rates, reverse repurchase agreements with embedded interest rate caps of $15 million were held by the Bank at March 31, 2008.

Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2008.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The following table presents a summary of the Company’s shares repurchased during the quarter ended March 31, 2008:

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan (1)

January 1 - January 31, 2008	8,500	$10.62	119,624
February 1 - February 29, 2008	1,500	$10.62	118,124
March 1 - March 31, 2008	11,600	$9.98	106,524
	21,600	$10.28

(1)
The Company completed its first stock repurchase program of 130,927 shares in November 2007. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 23,400 shares had been repurchased as of March 31, 2008 at an average price of $10.31.

Item 3.     Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

a.)	Not applicable.

b.)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-QSB.

Item 6.    Exhibits
Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 9, 2008	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: May 9, 2008	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer