Form 10QSB
period 2008-06-30
Magyar Bancorp, Inc.
filed 2008-08-11
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Yes     ☑     No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, $0.01 Par Value	5,761,841

Transitional Small Business Disclosure Format

Yes     ☐     No    ☑

MAGYAR BANCORP, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)
	June 30,	September 30,
	2008	2007
	(Unaudited)
Assets
Cash	$3,615	$5,132
Interest earning deposits with banks	187	101
Total cash and cash equivalents	3,802	5,233

Investment securities - available for sale, at fair value	50,619	27,373
Investment securities - held to maturity, at amortized cost (fair value of $10,168
and $17,957 at June 30, 2008 and September 30, 2007, respectively)	10,166	18,116
Federal Home Loan Bank of New York stock, at cost	4,067	2,325
Loans receivable, net of allowance for loan losses of $4,377 and $3,754 at
June 30, 2008 and September 30, 2007, respectively	399,133	381,614
Bank owned life insurance	10,435	10,120
Accrued interest receivable	2,203	2,521
Premises and equipment, net	21,855	22,302
Other real estate owned	5,568	2,238
Other assets	2,208	1,335

Total assets	$510,056	$473,177
Liabilities and Stockholders' Equity
Liabilities
Deposits	$362,586	$368,777
Escrowed funds	1,339	1,172
Federal Home Loan Bank of New York advances	77,394	39,985
Securities sold under agreements to repurchase	15,000	10,000
Accrued interest payable	889	1,706
Accounts payable and other liabilities	3,718	3,344

Total liabilities	460,926	424,984

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,771,741 and 5,798,942 outstanding at June 30, 2008
and September 30, 2007, respectively	59	59
Additional paid-in capital	26,102	26,082
Treasury stock: 152,001 and 124,800 shares at June 30, 2008 and
September 30, 2007, respectively	(1,949)	(1,740)
Unearned shares held by Employee Stock Ownership Plan	(1,619)	(1,845)
Retained earnings	26,437	25,717
Accumulated other comprehensive income (loss), net	100	(80)

Total stockholders' equity	49,130	48,193

Total liabilities and stockholders' equity	$510,056	$473,177

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Unaudited)

Interest and dividend income
Loans, including fees	$6,251	$6,923	$19,713	$20,120
Investment securities
Taxable	660	435	1,805	1,291
Tax-exempt	33	33	98	84
Federal Home Loan Bank of New York stock	77	68	192	168

Total interest and dividend income	7,021	7,459	21,808	21,663

Interest expense
Deposits	2,428	3,218	8,765	9,198
Borrowings	843	832	2,260	2,200

Total interest expense	3,271	4,050	11,025	11,398

Net interest and dividend income	3,750	3,409	10,783	10,265

Provision for loan losses	310	75	924	352

Net interest and dividend income after
provision for loan losses	3,440	3,334	9,859	9,913

Other income
Service charges	219	354	734	763
Other operating income	141	107	394	339
Gains on sales of loans	27	5	27	17
Losses on the sales of investment securities	-	-	(19)	-
Losses on the sales of other real estate owned	-	-	(88)	-

Total other income	387	466	1,048	1,119

Other expenses
Compensation and employee benefits	2,109	2,072	6,421	5,881
Occupancy expenses	668	647	1,984	1,855
Advertising	69	82	196	226
Professional fees	216	169	533	452
Service fees	143	123	426	372
Other expenses	541	431	1,450	1,390

Total other expenses	3,746	3,524	11,010	10,176

Income (loss) before income tax expense (benefit)	81	276	(103)	856

Income tax expense (benefit)	(171)	82	(199)	231

Net income	$252	$194	$96	$625

Net income per share-basic and diluted	$0.04	$0.03	$0.02	$0.11

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended June 30, 2008
(In Thousands, Except for Share Amounts)
(Unaudited)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2007	5,798,942	$59	$26,082	$(1,740)	$(1,845)	$25,717	$(80)	$48,193

Cumulative adjustment for adoption of FIN 48	-	-	-	-	-	603	-	603

Balance, October 1, 2007 as revised	5,798,942	59	26,082	(1,740)	(1,845)	26,320	(80)	$48,796

Comprehensive income
Net income	-	-	-	-	-	96	-	96
Other comprehensive income, net of
reclassification adjustments and taxes	-	-	-	-	-	-	180	180

Total comprehensive income								276
Purchase of treasury stock	(47,897)	-	-	(489)	-	-	-	(489)
Treasury stock used for restricted stock plan	20,696		(301)	280		21		-
Allocation of ESOP stock	-	-	(27)	-	226	-	-	199
Stock-based compensation expense	-	-	348	-	-	-	-	348

Balance, June 30, 2008	5,771,741	$59	$26,102	$(1,949)	$(1,619)	$26,437	$100	$49,130

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Nine Months Ended
	June 30,
	2008	2007
	Unaudited
Operating activities
Net income	$96	$625
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	769	858
Premium amortization on investment securities, net	46	115
Proceeds from the sales of loans	4,352	-
Provision for loan losses	924	352
Gains on sale of loans	(27)	(17)
Losses on sales of investment securities	19	-
Losses on the sales of other real estate owned	125	-
ESOP compensation expense	199	255
Stock-based compensation expense	348	154
Deferred income tax provision	(604)	-
Decrease (increase) in accrued interest receivable	318	(259)
Increase in bank owned life insurance	(315)	(273)
Decrease (increase) in other assets	508	(34)
Decrease in accrued interest payable	(817)	(114)
Increase (decrease) in accounts payable and other liabilities	561	(359)
Net cash provided by operating activities	6,502	1,303

Investing activities
Net increase in loans receivable	(26,768)	(33,765)
Purchases of investment securities available for sale	(33,624)	(13,772)
Sales of investment securities held to maturity	2,320	-
Sales of investment securities available for sale	2,825	142
Proceeds from maturities/calls of investment securities held to maturity	2,005	-
Principal repayments on investment securities held to maturity	3,587	4,642
Principal repayments on investment securities available for sale	7,294	3,506
Purchases of premises and equipment	(322)	(1,803)
Investment in other real estate owned	(614)	-
Proceeds from the sale of other real estate owned	1,120	-
Purchase of Federal Home Loan Bank stock	(1,742)	(377)
Net cash used in investing activities	(43,919)	(41,427)

Financing activities
Net (decrease) increase in deposits	(6,191)	33,652
Stock compensation tax benefit	90	48
Net increase in escrowed funds	167	131
Proceeds from long-term advances	30,622	6,642
Repayments of long-term advances	(3,763)	(6,329)
Proceeds of short-term advances	10,550	6,175
Proceeds of securities sold under agreements to repurchase	5,000	3,000
Repayments of loans payable	-	(2,000)
Purchase of treasury stock	(489)	(1,360)
Net cash provided by financing activities	35,986	39,959

Net decrease in cash and cash equivalents	(1,431)	(165)

Cash and cash equivalents, beginning of period	5,233	6,017

Cash and cash equivalents, end of period	$3,802	$5,852

Supplemental disclosures of cash flow information
Cash paid for
Interest	$11,842	$11,512
Income taxes	$134	$510
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$4,000	$-

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements
  (Unaudited)

NOTE A - ORGANIZATION

Magyar Bancorp, Inc. (the “Company”) was organized on January 23, 2006 as a Delaware corporation to serve as the mid-tier stock holding company of Magyar Bank (the “Bank”). In connection with the organization of the Company, the Bank’s corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of the Company. The Company is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

Magyar Bancorp, MHC owns 3,200,450 shares, or 54.03%, of the outstanding shares of common stock of the Company. The remaining 2,723,292 shares, or 45.97%, are held by public stockholders, including a charitable foundation organized by the Bank. The gross offering proceeds from the sale of common stock in the Company’s initial public offering were $27,233,000 and the net proceeds were $25,829,000. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of the Company.

Three wholly owned, non-bank subsidiaries exist under Magyar Bank. Magyar Service Corporation, a New Jersey corporation, operates under the name Magyar Financial Services and receives commissions from annuity and life insurance sales referred to a licensed financial planner. Hungaria Urban Renewal, LLC, a Delaware corporation, is a real-estate holding company whose only holding is Magyar Bank’s corporate headquarters in New Brunswick. MagBank Investment Company, a New Jersey corporation, operates as an investment holding company. MagBank Investment Company meets the requirements to elect New Jersey Investment Company status and therefore is subject to a New Jersey state tax rate of 3.6% compared with a 9.0% corporate business tax rate for New Jersey corporations.

Magyar Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

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

Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The September 30, 2007 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of Interpretation 48 did not have a material impact on the results of operations or financial condition of the Company (refer to “Note L - Income Taxes”).

NOTE D - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE E - EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended June 30, 2008 was calculated by dividing net income by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the nine months ended June 30, 2008 and 2007. The following table shows the company’s earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands except for per share data)

Income applicable to common shares	$252	$194	$96	$625
Weighted average number of common shares
outstanding - basic	5,785	5,882	5,798	5,910
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares
and common share equivalents - diluted	5,785	5,882	5,798	5,910

Basic earnings per share	$0.04	$0.03	$0.02	$0.11

Diluted earnings per share	$0.04	$0.03	$0.02	$0.11

Options to purchase 217,826 shares of common stock at a weighted average of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three months ended June 30, 2008 because the option price was greater than the average market price during the period. Options to purchase 217,826 shares of common stock at an average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three months ended June 30, 2007 because the option price was greater than the average market price during the period.

Options to purchase 217,826 shares of common stock at a weighted average of $14.61 were outstanding and not included in the computation of diluted earnings per share for the nine months ended June 30, 2008 because the option price was greater than the average market price during the period. Options to purchase 217,826 shares of common stock at an average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the nine months ended June 30, 2007 because the option price was greater than the average market price during the period.

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

Stock options generally vest over a five-year service period. The strike price for all options was determined by the market price of the common stock on the date the options were granted. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under Staff Accounting Bulletin (“SAB”) 107 and 110. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of the awards.

Restricted shares generally vest over a five-year service period on the anniversary of the grant date. Once vested, these awards are irrevocable. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2008:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2007	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2008	217,826	$14.61	8.7 years	$-

Exercisable at June 30, 2008	43,565	$14.61	8.7 years	$-

The following is a summary of the status of the Company’s non-vested options as of June 30, 2008:

Weighted
Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2007	217,826	$3.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2008	217,826	$3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2007 and changes during the nine months ended June 30, 2008:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2007	103,479	$14.55
Granted	1,000	10.83
Forfeited	-	-
Balance at June 30, 2008	104,479	$14.51

Stock option and stock award expenses included with compensation expense were $121,000 and $227,000, respectively, for the nine months ended June 30, 2008.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. At June 30, 2008, the Company had repurchased a total of 172,697 shares of its common stock at an average cost of $12.91 per share. Under the stock repurchase program, 88,154 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2008. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan. On March 1, 2008, recipients of stock awards under the 2006 Equity Incentive Plan were entitled to 20% of the shares awarded, or 20,696 shares. Accordingly, these shares were distributed from the Company’s treasury stock in March 2008.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to the Prime Rate (currently 7.25%) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the then current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $199,000 and $255,000 for the nine months ended June 30, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares:

June 30,
2008

Shares released for allocation	44,807
Unreleased shares	173,056

Total ESOP shares	217,863

NOTE G - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) and the related income tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2008			2007
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$(371)	$144	$(227)	$(250)	$76	$(174)

Less reclassification adjustment for
losses realized in net income	-	-	-	-	-	-

Interest rate derivatives	(367)	147	(220)	(208)	83	(125)

Other comprehensive income (loss), net	$(738)	$291	$(447)	$(458)	$159	$(299)

	Nine Months Ended June 30,
	2008			2007
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$(239)	$103	$(136)	$(73)	$13	$(61)

Less reclassification adjustment for
losses realized in net income	8	(3)	5	-	-	-

Interest rate derivatives	517	(206)	311	(223)	30	(193)

Other comprehensive income (loss), net	$286	$(106)	$180	$(296)	$43	$(254)

NOTE H - INVESTMENT SECURITIES

The following table sets forth the composition of our investment securities portfolio (in thousands):

	June 30,		September 30,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
Securities available for sale:
U.S. government and agency obligations	$2,236	$2,155	$-	$-
Municipal bonds	3,212	3,178	3,214	3,216
Mortgage-backed securities	45,460	45,286	24,217	24,157

Total securities available for sale	$50,908	$50,619	$27,431	$27,373

Securities held to maturity:
U.S. government and agency obligations	$101	$99	$2,133	$2,119
Municipal bonds	132	140	137	143
Mortgage-backed securities	9,933	9,929	15,846	15,695

Total securities held to maturity	$10,166	$10,168	$18,116	$17,957

NOTE I – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):

	June 30,	September 30,
	2008	2007
	(Unaudited)

One -to-four family residential	$154,829	$152,474
Commercial real estate	86,918	81,275
Construction	95,744	97,150
Home equity lines of credit	14,078	12,894
Commercial business	37,101	26,630
Other	14,891	15,159

Total loans receivable	403,561	385,582
Deferred loan fees	(51)	(214)
Allowance for loan losses	(4,377)	(3,754)

Total loans receivable, net	$399,133	$381,614

At June 30, 2008 and September 30, 2007, non-performing loans had a total principal balance of $5,288,000 and $8,048,000, respectively. The amount of interest income not recognized on loans was $459,000 and $591,000 for the nine month periods ended June 30, 2008 and 2007, respectively.

NOTE J - OTHER REAL ESTATE OWNED

The Company held $5.6 million of real estate owned properties at June 30, 2008 and $2.2 million of real estate owned properties at September 30, 2007. During the nine months ended June 30, 2008, the Company sold $1,283,000 of real estate owned at September 30, 2007 and incurred $87,000 in losses on the sales. In February 2008, the Company foreclosed on the real estate property securing a $4.2 million construction loan. The real estate consists of nine approved lots located in Rumson, NJ on which the Company is in the process of completing site improvements that will enable the Company to market the lots to home builders.

The Company did not incur any write downs on foreclosed properties during the nine months ended June 30, 2008. There was no impairment on these properties at June 30, 2008. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	June 30,	September 30,
	2008	2007
	(Unaudited)

Demand accounts	$25,697	$21,514
Savings accounts	35,010	35,577
NOW accounts	36,918	32,158
Money market accounts	80,488	78,979
Certificates of deposit	155,929	172,063
Retirement accounts	28,544	28,486

	$362,586	$368,777

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

In the nine months ended June 30, 2008, there is approximately $90,000 of additional tax benefit recorded. This relates to the reversal of a recorded liability on which the statute of limitations has expired. In addition, management has evaluated the valuation allowance associated with the deductibility of the charitable foundation contribution and as a result of the evaluation has increased the allowance $60,000 to $135,000.

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

	June 30,	September 30,
	2008	2007
	(Unaudited)
Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$1,120	$1,047
Unused line of credits	37,260	33,173
Fixed rate loan commitments	18,265	9,765
Variable rate loan commitments	22,429	31,446

	$79,074	$75,431

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed in the Company’s filings with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank to Solomon Dwek and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policy upon which our financial condition and results of operations depend, and which involves the most complex subjective decisions or assessments, is the allowance for loan losses.

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

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

Total assets increased $36.9 million, or 7.8%, to $510.1 million at June 30, 2008 from $473.2 million at September 30, 2007, represented by significant growth in net loans receivable and in investment securities.

Net loans receivable increased $17.5 million, or 4.6%, to $399.1 million at June 30, 2008 from $381.6 million at September 30, 2007. During the nine months ended June 30, 2008, commercial real estate and commercial business loans led the increase in net loans receivable with growth of $16.1 million, or 14.9%, to $124.0 million from $107.9 million at September 30, 2007. Loans secured by one to four family residential properties increased $2.4 million, or 1.5%, to $154.8 million, while home equity lines of credit increased $1.2 million, or 9.2%, to $14.1 million from $12.9 million at September 30, 2007. Construction loans decreased $1.4 million, or 1.4%, to $95.7 million at June 30, 2008 from $97.2 million at September 30, 2007.

At June 30, 2008, the significant loan categories in terms of the percent of total loans were 38.4% in one-to-four family residential mortgage loans, 23.7% in construction loans and 21.5% in commercial real estate loans. At September 30, 2007 these categories in terms of the percent of total loans were 39.5% in one-to-four family residential mortgage loans, 25.2% in construction loans and 21.1% in commercial real estate loans. Throughout 2008 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial business and real estate loans.

Total non-performing loans decreased $2.7 million to $5.3 million at June 30, 2008 from $8.0 million at September 30, 2007. The ratio of non-performing loans to total loans receivable was 1.31% at June 30, 2008 compared with 2.08% at September 30, 2007. The allowance for loan losses increased $623,000 to $4.4 million or 82.8% of non-performing loans at June 30, 2008 compared with $3.8 million or 46.7% of non-performing loans at September 30, 2007. Provisions for loan loss during the nine months ended June 30, 2008 were $924,000 while net charge-offs were $301,000. The allowance for loan losses was 1.08% of gross loans outstanding at June 30, 2008 and 0.97% of gross loans outstanding at September 30, 2007.

Securities available-for-sale increased $23.2 million, or 84.9%, to $50.6 million at June 30, 2008 from $27.3 million at September 30, 2007. The increase was the result of $33.6 million in new security purchases, partially offset by $7.3 million in principal amortization and $2.9 million in sales of mortgage-backed securities. In addition, securities held-to-maturity decreased $7.9 million, or 43.9%, to $10.2 million at June 30, 2008 from $18.1 million at September 30, 2007, resulting from $3.6 million in principal amortization, $2.3 million in sales of mortgage-backed securities, and $2.0 million from calls of agency obligations. Management has concluded that none of the securities have impairments that are considered other than temporary.

Other real estate owned increased $3.3 million during the nine months to $5.6 million at June 30, 2008. The increase resulted from the foreclosure of the property securing a $4.2 million loan made by the Bank to Solomon Dwek, whose real estate holdings were forced into bankruptcy in February 2007. The Bank has begun improving and marketing for sale all nine approved lots located in Rumson, NJ. At June 30, 2008, the

Bank invested $614,000 in site improvements into the project, bringing the Bank’s total investment to $4.8 million. At June 30, 2008, two of the six lots were under contract of sale. The increase in other real estate owned was offset by the sale of all ten real estate lots located in Stafford Township, NJ, totaling $1.2 million at September 30, 2007. The sales of other real estate owned resulted in an $88,000 loss. At June 30, 2008, in addition to the Rumson, NJ properties, the Bank also held all nine substantially vacant lots located in Little Egg Harbor, NJ. These lots are under contract of sale at June 30, 2008 for the carrying amount of $955,000. We believe the carrying value of other real estate owned represents the Bank’s net realizable value at June 30, 2008.

Total deposits decreased $6.2 million, or 1.7%, to $362.6 million at June 30, 2008. The decrease was primarily due to reduced balances of certificates of deposit, which decreased $16.1 million, or 9.4%, to $155.9 million at June 30, 2008 from $172.1 million at September 30, 2007. Included with the certificates of deposit at June 30, 2008 were $9.0 million of brokered deposits. Brokered deposits accounted for $7.8 million of the decrease in time deposits during the nine month period. Saving accounts decreased $567,000, or 1.59%, to $35.0 million at June 30, 2008 from $35.5 million at September 30, 2007. Other significant changes in total deposits over the nine month period included increases in non-interest bearing demand accounts of $4.2 million, or 19.4%, to $25.7 million, and interest-bearing NOW accounts of $4.7 million, or 14.8%, to $36.9 million.

Borrowings from the Federal Home Loan Bank of New York increased $37.4 million, or 93.6% to $77.4 million at June 30, 2008 from $40.0 million at September 30, 2007 while securities sold under an agreement to repurchase with Citigroup Global Markets Inc. increased $5.0 million, or 50.0%, to $15.0 million at June 30, 2008 from $10.0 million at September 30, 2007. Proceeds from the advances were used to fund loan growth as well as replace matured certificates of deposit during the nine month period.

Stockholders’ equity increased $937,000, or 1.9%, to $49.1 million at June 30, 2008 from $48.2 million at September 30, 2007. The increase was primarily attributable to the implementation of FIN 48, which resulted in an increase of $603,000 to the beginning balance of retained earnings. In addition, accumulated other comprehensive gains of $180,000 and net income of $96,000 for the nine months ended June 30, 2008 were partially offset by repurchases of 47,897 shares of Company stock totaling $489,000 during the period.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2008 and 2007

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Unaudited)

Interest-earning assets:
Interest-earning deposits	$306	$1	1.56%	$273	$3	4.61%
Loans receivable, net	400,703	6,251	6.26%	379,854	6,923	7.31%
Securities
Taxable	54,372	659	4.86%	40,357	432	4.29%
Tax-exempt (1)	3,398	50	5.83%	3,321	44	5.31%
FHLB of NY stock	4,102	77	7.51%	3,453	68	7.90%
Total interest-earning assets	462,881	7,038	6.10%	427,258	7,470	7.01%
Noninterest-earning assets	45,953			42,155
Total assets	$508,834			$469,413

Interest-bearing liabilities:
Savings accounts (2)	$34,773	60	0.69%	$38,212	99	1.04%
NOW accounts (3)	113,105	538	1.91%	102,383	934	3.66%
Time deposits (4)	188,869	1,830	3.89%	187,401	2,185	4.68%
Total interest-bearing deposits	336,747	2,428	2.89%	327,996	3,218	3.94%
Borrowings	93,194	843	3.63%	65,112	832	5.13%
Total interest-bearing liabilities	429,941	3,271	3.05%	393,108	4,050	4.13%
Noninterest-bearing liabilities	29,167			27,936
Total liabilities	459,108			421,044
Retained earnings	49,726			48,369
Total liabilities and retained earnings	$508,834			$469,413

Tax-equivalent basis adjustment		(17)			(11)
Net interest income		$3,750			$3,409
Interest rate spread			3.05%			2.88%
Net interest-earning assets	$32,940			$34,150
Net interest margin (5)			3.25%			3.20%
Average interest-earning assets to average interest-bearing liabilities	107.66%			108.69%
_______________________________________________________ (1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Nine Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Unaudited)

Interest-earning assets:
Interest-earning deposits	$286	$6	2.87%	$244	$9	4.81%
Loans receivable, net	393,075	19,713	6.68%	369,127	20,120	7.29%
Securities
Taxable	48,175	1,799	4.98%	39,430	1,283	4.35%
Tax-exempt (1)	3,370	148	5.87%	2,821	112	5.31%
FHLB of NY stock	3,251	192	7.85%	3,089	168	7.27%
Total interest-earning assets	448,157	21,858	6.50%	414,711	21,692	6.99%
Noninterest-earning assets	44,936			41,822
Total assets	$493,093			$456,533

Interest-bearing liabilities:
Savings accounts (2)	$34,527	$212	0.82%	$39,454	$317	1.07%
NOW accounts (3)	112,966	2,203	2.60%	98,501	2,621	3.56%
Time deposits (4)	193,104	6,350	4.38%	184,533	6,260	4.54%
Total interest-bearing deposits	340,597	8,765	3.43%	322,488	9,198	3.81%
Borrowings	73,872	2,260	4.07%	57,606	2,200	5.11%
Total interest-bearing liabilities	414,469	11,025	3.54%	380,094	11,398	4.01%
Noninterest-bearing liabilities	29,383			27,806
Total liabilities	443,852			407,900
Retained earnings	49,241			48,633
Total liabilities and retained earnings	$493,093			$456,533

Tax-equivalent basis adjustment		(50)			(29)
Net interest income		$10,783			$10,265
Interest rate spread			2.96%			2.98%
Net interest-earning assets	$33,688			$34,617
Net interest margin (5)			3.21%			3.31%
Average interest-earning assets to average interest-bearing liabilities	108.13%			109.11%
___________________________________________ (1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net Income. Net income increased $58,000, or 29.9%, to $252,000 for the three months ended June 30, 2008 from $194,000 for the three months ended June 30, 2007.

Net Interest and Dividend Income. Net interest and dividend income increased $341,000, or 10.0%, to $3.8 million for the three months ended June 30, 2008 from $3.4 million for the three months ended June 30, 2007. Total interest and dividend income decreased $438,000 to $7.0 million for the three month period ended June 30, 2008 while total interest expense decreased $779,000 to $3.3 million from the same three month period one year earlier. For the comparison period our interest rate spread increased 17 basis points to 3.05% from 2.88%. Foregone interest income on non-performing loans for the three months ended June 30, 2008 was $163,000.

Interest Income. The decrease in interest income of $438,000, or 5.9%, to $7.0 million for the three months ended June 30, 2008 was primarily due to a decrease in the overall yield of interest-bearing assets to 6.10% from 7.01%, partially offset by an increase in the average balance of interest-earning assets of $35.6 million to $462.9 million from $427.3 million. Interest earned on loans decreased to $6.3 million for the three months ended June 30, 2008 from $6.9 million for the prior year period. The decrease reflected a 105 basis point decrease in the average yield on such loans to 6.26% from 7.31%, partially offset by a $20.8 million, or 5.5%, increase in the average balance of loans. The decrease in yield between the two periods was due primarily to adjustable-rate loans that are tied to the Prime Rate, which fell 325 basis points to 5.00% at June 30, 2008 from 8.25% at June 30, 2007.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, increased $232,000, or 48.7%, due to an $14.1 million, or 32.3%, increase in the average balance of such securities as well as an increase in the average yield on such securities of 55 basis points to 4.92% for the three months ended June 30, 2008 from 4.37% for the three months ended June 30, 2007. The increased average balance of our investment securities reflected additional investment during the first half of fiscal 2008 and the reinvestment of proceeds from principal amortizations.

Interest Expense.  Interest expense decreased $779,000, or 19.2%, to $3.3 million for the three months ended June 30, 2008 from $4.1 million for the three months ended June 30, 2007. The decrease in interest expense was primarily due to a 108 basis point decrease in the average cost of such liabilities to 3.05% from 4.13%, partially offset by an increase in the average balance of interest-bearing liabilities of $36.8 million, or 9.4%, to $429.9 million from $393.1 million.

The average balance of interest bearing deposits increased to $336.7 million from $328.0 million while the average cost of such deposits decreased to 2.89% from 3.94% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $2.4 million from $3.2 million for the three months ended June 30, 2008 and 2007. Interest paid on advances and securities sold under agreements to repurchase increased to $843,000 for the three months ended June 30, 2008 from $832,000 for the prior year period. An increase in the average balance of such advances to $93.2 million from $65.1 million was largely offset by a 150 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 3.63% for the three months ended June 30, 2008 from 5.13% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $310,000 for the three months ended June 30, 2008 compared to a provision of $75,000 for the prior year period. The increase in the provision was due primarily to the overall growth of the loan portfolio and the inherent risks within that growth, specifically the increase in the proportion of construction and commercial loans in our portfolio. During the three months ended June 30, 2008, non-performing loans increased $2.0 million to $5.3 million.

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

Other Income. Non-interest income decreased $79,000, or 17.0%, to $387,000 for the three months ended June 30, 2008 from $466,000 for the three months ended June 30, 2007. Service charges decreased $135,000 while other operating income and gains on sale of loans increased $34,000 and $22,000, respectively. The decrease in service charges was due to fewer loan prepayment penalties received, partially offset by a $10,000 increase in overdraft fees in the current year period compared with the prior year. The increase in other operating income was primarily due to greater appreciation in the cash surrender value of bank owned life insurance.

Other Expenses. Non-interest expenses increased $222,000, or 6.3%, to $3.7 million for the three months ended June 30, 2008 from $3.5 million for the three months ended June 30, 2007.

Compensation and employee benefits increased $37,000, or 1.8%, to $2.1 million for the three months ended June 30, 2008. The increase reflected normal merit increases and increases in employee benefit costs. Professional fees increased $47,000, or 27.8%, to $216,000 due to increased audit and accounting fees related to the Sarbanes-Oxley Act and the first annual audit of the Magyar Bank 401(k) Profit Sharing Plan.

The higher non-interest expense was also due to other expenses, which increased $110,000, or 25.5%, to $541,000 for the three months ended June 30, 2008 from $431,000 for the same period last year. The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, resulting in an increased expense of $65,000 in the current quarter. In the wake of several recent bank failures, it is likely that the FDIC assessment will be increased further. Other expenses also increased $29,000 in the current quarter for expenses related to other real estate owned such as legal expenses and property taxes.

Income Tax (Benefit) Expense. The Company recognized an income tax benefit of $171,000 for the three months ended June 30, 2008 compared with $82,000 of income tax expense for the three months ended June 30, 2007. Included in the current quarter’s tax benefit was approximately $90,000 of additional tax benefit relating to the reversal of a tax liability on which the statute of limitations expired in June 2008. The difference in the tax benefit in 2008 as compared to the tax expense in 2007 was also a result of the relative percentage of the permanent differences, such as income derived from tax-exempt municipal bonds and increases in the cash surrender value of bank owned life insurance, as compared to pretax income.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and 2007

Net Income (Loss). The Company recorded net income of $96,000 for the nine months ended June 30, 2008. Net income decreased $529,000 from net income of $625,000 for the nine months ended June 30, 2007.

Net Interest and Dividend Income. Net interest and dividend income increased $518,000, or 5.0%, to $10.8 million for the nine months ended June 30, 2008 from $10.3 million for the nine months ended June 30, 2007. Total interest and dividend income increased $145,000 to $21.8 million for the nine month period ended June 30, 2008 while total interest expense decreased $373,000 to $11.0 million for the same nine month period. For the comparison period our interest rate spread decreased 2 basis points to 2.96% from 2.98%. Foregone interest income on non-performing loans for the nine months ended June 30, 2008 was $459,000.

Interest Income. Interest income increased $145,000, or 0.7%, to $21.8 million for the nine months ended June 30, 2008 from $21.7 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $33.4 million to $448.1 million from $414.7 million, partially offset by a decrease of 49 basis points in the average yield on such assets to 6.50% from 6.99%. Interest income on loans decreased 2.0% to $19.7 million for the nine months ended June 30, 2008 from $20.1 million for the prior year period, despite a $23.9 million, or 6.5%, increase in the average balance of loans, partially offset by a 61 basis point decrease in the average yield on such loans to 6.68% from 7.29%. The decline in yield on loans reflected an overall lower interest rate environment for commercial business, commercial real estate and construction loans.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, increased 38.4% to $1.9 million for the nine month period ended June 30, 2008 from $1.4 million a year earlier. An increase in the average balance of such securities of $9.3 million to $51.5 million from $42.2 million combined with a 63 basis point increase in the average yield on investment securities to 5.04% from 4.41% accounted for the increase in interest earned on investment securities. The increased average balance of our investment securities reflected the more favorable spreads available on such investments as compared with the prior year period when the interest yield curve was either flat or inverted.

Interest Expense. Interest expense decreased $373,000, or 3.3%, to $11.0 million for the nine months ended June 30, 2008 from $11.4 million for the nine months ended June 30, 2007. The decrease in interest expense was due to a lower average cost of such liabilities that decreased to 3.54% from 4.01% in the lower interest rate environment.

The average balance of interest bearing deposits increased $18.1 million to $340.6 million for the nine months ended June 30, 2008 from $322.5 million for the same period last year while the average cost of such deposits decreased 38 basis points to 3.43% from 3.81%. This resulted in a 4.7% decrease in interest paid on deposits to $8.8 million from $9.2 million for the nine months ended June 30, 2008 compared to the same period ended June 30, 2007. Interest paid on advances and securities sold under agreements to repurchase was $2.3 million and $2.2 million for the nine months ended June 30, 2008 and 2007, respectively. The decrease in interest expense from borrowings was due to a 104 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 4.07% for the nine months ended June 30, 2008 from 5.11% for the prior year period.  The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans during the period.

Provision for Loan Losses. Management made a provision of $924,000 for the nine months ended June 30, 2008 compared to a $352,000 provision for the prior year period. The increase in the provision was due primarily to the overall growth of the loan portfolio and the inherent risks within that larger portfolio, specifically the increase in the proportion of construction and commercial loans in our portfolio. The allowance for loan losses was $4.4 million, or 1.08% of gross loans outstanding at June 30, 2008, as compared to $4.1 million, or 1.06% of gross loans outstanding at June 30, 2007. During the nine months ended June 30, 2008, non-performing loans decreased $2.7 million to $5.3 million.

Other Income. Non-interest income decreased $71,000 to $1.0 million for the nine months ended June 30, 2008 from $1.1 million for the nine months ended June 30, 2007.

Losses on the sale of other real estate owned and investment securities totaling $88,000 and $19,000, respectively, in the nine months ended June 30, 2008 partly accounted for the decrease in non-interest income between periods. Service charges decreased $29,000 due to fewer loan prepayment penalties received, entirely offsetting a $56,000 increase in overdraft fees in the current year period compared with the prior year period. A $55,000 increase in other operating income was primarily due to $42,000 in greater appreciation in the cash surrender value of bank owned life insurance and $19,000 in commissions from the sale of non-deposit investment products.

 Other Expenses. Non-interest expense increased $834,000 to $11.0 million for the nine months ended June 30, 2008 from $10.2 million for the nine months ended June 30, 2007.

Compensation and employee benefits rose 9.2% or $540,000 to $6.4 million during the nine month period ended June 30, 2008 from $5.9 million during the nine month period ended June 30, 2007. Stock awards and stock options granted in March 2007 under the Magyar Bancorp, Inc. 2006 Equity Incentive Plan accounted for $194,000 of the increase in the current year period. The increase also reflected staff additions in conjunction with the opening of our fifth branch office in February 2007, as well as normal merit increases and increases in employee benefit costs.

Occupancy expenses increased $129,000, or 7.0%, to $2.0 million for the nine months ended June 30, 2008 from $1.9 million for the prior year period primarily due to higher operating costs of the Bank’s fifth branch office. Professional expenses increased $81,000, or 17.9%, to $533,000 for the nine months ended June 30, 2008 from $452,000 for the prior year period due to increased audit and accounting fees in relation to the Company’s annual audit, the Sarbanes-Oxley Act, and the first annual audit of the Magyar Bank 401(k) Profit Sharing Plan.

Other expenses increased $60,000, or 4.3%, to $1.5 million for the nine months ended June 30, 2008 from $1.4 million for the same period last year primarily due to higher FDIC assessments. The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, resulting in an increased expense of $120,000 in the current nine month period. Decreases in expenses related to the Company’s second annual shareholder meeting partially offset the increased FDIC assessment.

Income Tax Expense (Benefit). The Company recognized an income tax benefit of $199,000 for the nine months ended June 30, 2008 compared with a $231,000 income tax expense for the nine months ended June 30, 2007. Included in the tax benefit for the nine months ended June 30, 2008 was approximately $90,000 of additional tax benefit relating to the reversal of a tax liability on which the statute of limitations expired in June 2008. The difference in the tax benefit in 2008 as compared to the tax expense in 2007 was also a result of the relative percentage of the permanent differences, such as income derived from tax-exempt municipal bonds and increases in the cash surrender value of bank owned life insurance, as compared to pretax income.

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

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06-04 are to be applied through either a cumulative–effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007 (as of October 1, 2008 for the Company). The application of Issue 06-04 is not expected to have a material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance –Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on an individual life-by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-05 is effective for fiscal years beginning after December 15, 2006 (as of October 1, 2007 for the Company). The application of Issue 06-05 did not have a material effect on the Company’s financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month period ended June 30, 2008 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2008, the Company had commitments outstanding under letters of credit of $1.1 million, commitments to originate loans of $40.7 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $37.3 million. There has been no material change during the nine months ended June 30, 2008 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of June 30, 2008.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company’s market risk exposure is predominately caused by interest rate risk, which is defined as the sensitivity of the Company’s current and future earnings, the values of its assets and liabilities, and the value of its capital to changes in the level of market interest rates. The Company’s balance sheet at June 30, 2008 reflected minimal sensitivity to changes in market interest rate movements in the next 12 months, with sensitivity to rising rates after 12 months. In an effort to reduce the anticipated negative effect on earnings from increases in market interest rates, reverse repurchase agreements with embedded interest rate caps of $15 million were held by the Bank at June 30, 2008.

Management of the Company believes that there has not been a material adverse change in market risk during the three months ended June 30, 2008.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The following table presents a summary of the Company’s shares repurchased during the quarter ended June 30, 2008:

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan (1)

April 1 - April 30, 2008	3,200	$9.54	103,324
May 1 - May 31, 2008	7,500	$10.00	95,824
June 1 - June 30, 2008	7,670	$10.01	88,154
	18,370	$9.92

(1)    The Company completed its first stock repurchase program of 130,927 shares in November 2007. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 41,770 shares had been repurchased as of June 30, 2008 at an average price of $10.16.

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.        Other Information

a.)	Not applicable.

b.)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-QSB.

Item 6.        Exhibits

Exhibits

31.1 31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 11, 2008	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: August 11, 2008	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer