Form 10KSB
period 2008-09-30
Magyar Bancorp, Inc.
filed 2008-12-29
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

  ☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008
OR
 ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☑                    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☑

The Registrant’s revenues for the fiscal year ended September 30, 2008 were $30.4 million.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 18, 2008 was $15.8 million. As of December 18, 2008, there were 5,923,742 shares issued and 5,749,741 outstanding of the Registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one):

Yes ☐                    No ☑

Magyar Bancorp, Inc.
Annual Report On Form 10-KSB
For The Fiscal Year Ended
September 30, 2008

PART I

ITEM 1.	Description of Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2008, Magyar Bancorp, Inc. had consolidated assets of $514.3 million, total deposits of $375.6 million and stockholders’ equity of $45.8 million. Magyar Bancorp, Inc.’s net loss for the fiscal year ended September 30, 2008 was $2.9 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08903, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

On January 23, 2006, Magyar Bancorp, Inc. sold 2,618,550 shares of its common stock at a price of $10.00 per share, issued an additional 3,200,450 shares of its common stock to Magyar Bancorp, MHC, and contributed 104,742 shares to MagyarBank Charitable Foundation.

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to the New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our five branch offices located in New Brunswick, North Brunswick, South Brunswick and Branchburg, New Jersey. The telephone number at our main office is (732) 342-7600.

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate loans, commercial business loans, construction loans and investment securities. We also originate consumer loans, which consist primarily of secured demand loans. We originate loans primarily for our loan portfolio. However, from time to time we have sold some of our long-term fixed-rate residential mortgage loans into the secondary market, while retaining the servicing rights for such loans. Our revenues are derived principally from interest on loans and securities. Our investment securities consist primarily of mortgage-backed securities and U.S. Government and government-sponsored enterprise obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

Market Area

We are headquartered in New Brunswick, New Jersey, and our primary deposit market area is concentrated in the communities surrounding our headquarters branch and our branch offices located in Middlesex and Somerset Counties, New Jersey.  Our primary lending market area is broader than our deposit market area and includes all of New Jersey. At September 30, 2008, 43.5% of our mortgage loan portfolio consisted of loans secured by real estate located in Middlesex and Somerset Counties in New Jersey.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2008 our market share of deposits was 1.91% and 0.15% of deposits Middlesex and Somerset Counties, respectively.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $157.9 million, or 38.4% of our total loans at September 30, 2008. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2008. We also originate commercial real estate, commercial business and construction loans. At September 30, 2008, these loans totaled $92.8 million, $36.0 million and $92.9 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2008, home equity lines of credit and stock-secured demand loans totaled $15.9 million and $15.3 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$157,867	38.44%	$152,474	39.54%	$143,245	40.65%	$126,269	46.64%	$108,722	55.50%
Commercial real estate	92,823	22.60%	81,275	21.08%	68,567	19.46%	57,366	21.19%	19,935	10.18%
Construction	92,856	22.61%	97,150	25.20%	90,342	25.64%	44,418	16.41%	5,526	2.82%
Home equity lines of credit	15,893	3.87%	12,894	3.34%	10,843	3.08%	10,398	3.84%	9,065	4.63%
Commercial business	35,995	8.76%	26,630	6.91%	24,510	6.96%	17,413	6.43%	27,698	14.14%
Other	15,294	3.72%	15,159	3.93%	14,846	4.21%	14,862	5.49%	24,964	12.74%

Total loans receivable	$410,728	100.00%	$385,582	100.00%	$352,353	100.00%	$270,726	100.00%	$195,910	100.00%

Net deferred loan fees	(77)		(214)		(492)		(280)		(19)
Allowance for loan losses	(4,502)		(3,754)		(3,892)		(3,129)		(2,341)

Total loans receivable, net	$406,149		$381,614		$347,969		$267,317		$193,550

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2008.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2009	$3,152	5.38%	$14,694	6.83%	$81,541	6.45%	$3,071	6.74%
2010	790	5.86%	633	5.22%	11,052	6.53%	5	6.50%
2011	601	6.68%	3,216	6.41%	263	6.00%	-	-
2012 to 2013	5,228	5.61%	511	7.97%	-	-	30	5.00%
2014 to 2018	17,535	5.49%	9,397	6.44%	-	-	33	6.00%
2019 to 2022	12,209	5.42%	3,898	6.93%	-	-	162	5.00%
2023 and beyond	118,352	5.81%	60,474	6.97%	-	-	12,592	4.57%

Total	$157,867	5.73%	$92,823	6.87%	$92,856	6.46%	$15,893	5.00%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2009	$18,967	5.46%	$14,673	3.99%	$136,098	6.07%
2010	509	6.57%	25	12.01%	13,014	6.44%
2011	1,914	7.18%	20	13.70%	6,014	6.69%
2012 to 2013	3,982	6.36%	117	8.59%	9,868	6.07%
2014 to 2018	4,768	7.10%	54	5.54%	31,787	6.01%
2019 to 2022	697	7.93%	1	13.00%	16,967	5.86%
2023 and beyond	5,158	7.02%	404	5.53%	196,980	6.12%

Total	$35,995	6.15%	$15,294	4.10%	$410,728	6.10%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2008 that are contractually due after September 30, 2009.

	Due After September 30, 2009
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to four-family residential	$101,007	$53,708	$154,715
Commercial real estate	10,528	67,601	78,129
Construction	-	11,315	11,315
Home equity lines of credit	33	12,789	12,822
Commercial business	8,212	8,816	17,028
Other	123	498	621

Total	$119,903	$154,727	$274,630

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2008, $157.9 million, or 38.4% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 97%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been originated for terms of up to 30 years and are currently offered for terms up to 40 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2008, non-accrual residential mortgage loans totaled $772,000, or 0.19% of the total loans receivable. Interest income not recorded on these loans at September 30, 2008 was $18,000. During the year ended September 30, 2008, $31,000 had been charged-off against the allowance for loan loss for one impaired residential real estate loan.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential mortgage loans. No loans were held for sale at September 30, 2008.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. At September 30, 2008, we had $5.4 million of purchased one-to four-family residential mortgage loans. No loans were purchased in the fiscal year ended September 30, 2008.

At September 30, 2008, we had $101.7 million of fixed-rate residential mortgage loans, which represented 64.4% of our total residential mortgage loan portfolio. At September 30, 2008, our largest fixed-rate residential mortgage loan was for $4.6 million. The loan was performing in accordance with its terms at September 30, 2008.

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

At September 30, 2008, adjustable-rate residential mortgage loans totaled $56.2 million, or 35.6% of our total residential mortgage loan portfolio. Of these loans, $18.4 million were interest-only loans originated with an average original loan-to-value of 69.3%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2008, our largest adjustable-rate residential mortgage loan was for $1.2 million. The loan was performing in accordance with its terms at September 30, 2008.

In an effort to provide financing for low-and moderate-income home buyers, we offer low-to-moderate income residential mortgage loans. These loans are offered with fixed rates of interest and terms of up to 40 years, and are secured by one-to four-family residential properties. All of these loans are originated using underwriting guidelines of U.S. government-sponsored enterprises such as Freddie Mac or Fannie Mae. These loans are originated with maximum loan-to-value ratios of 97%, which is higher than the maximum loan-to-value ratios of our standard one- to four-family mortgage loans.

All residential mortgage loans we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if the borrower sells or otherwise disposes of the real property securing the mortgage loan. All borrowers are required to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance on properties securing real estate loans.

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2008, $92.8 million, or 22.6%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years, provided adjustable rate periods limit the initial payment period to no more than five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.7 million. At September 30, 2008, our largest commercial real estate loan was $5.5 million and was secured by multiple office buildings. The loan was performing in accordance with its terms at September 30, 2008. At September 30, 2008, two loans in the amount of $3.4 million were on non-accrual status. During the year ended September 30, 2008, $30,000 had been charged-off against the allowance for loan loss for the two impaired commercial real estate loans. Interest income not recorded on impaired loans for the year ended September 30, 2008 was $414,000. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, townhomes, condominiums, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.

At September 30, 2008, construction loans for the development of one-to four-family residential properties totaled $46.0 million, or 11.2% of total loans. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition funds are limited to 50% to 75% of the sale price of the land. Site improvement funds are limited to 100% of the bonded site improvement costs. Construction funds are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2008, construction loans for the development of townhomes, condominiums and apartment buildings totaled $34.9 million, or 8.5% of total loans. These construction loans also generally have a maximum term of 24 months. We generally require that a commitment for permanent financing be in place prior to closing construction loans. The maximum loan-to-value ratio limit applicable to these loans has been 75% of the appraised value of the property, but was decreased to 70% in 2007 to reduce Magyar Bank’s potential exposure to a downtown in the real estate market. Properties must maintain a debt service coverage ratio of 120%. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2008, construction loans for the development of commercial properties totaled $12.0 million, or 2.9% of total loans. These construction loans have a maximum term of 36 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. In addition, the property must maintain a debt service coverage ratio of 120%.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.7 million. At September 30, 2008, our largest outstanding construction loan balance was for $3.4 million. The loan was secured by a single-family home development in North Brunswick, New Jersey. The loan was performing according to its terms at September 30, 2008. At September 30, 2008, twelve construction loans totaling $14.9 million (see Item 6. Management’s Discussion and Analysis or Plan of Operations for details on these loans), were considered non-performing and impaired. During the year ended September 30, 2008, $3.1 million had been charged-off against the allowance for loan loss for the impaired construction loans. Interest income not recorded on impaired loans at September 30, 2008 was $276,000.

Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also engage an outside engineering firm to review and inspect each property before disbursement of funds during the term of a construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. We require a personal guarantee from each principal of all of our construction loan borrowers.

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

Commercial Business Loans. At September 30, 2008, our commercial business loans totaled $36.0 million, or 8.8% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 15 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are based on the prime rate as published in The Wall Street Journal.

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

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay the loan from his or her employment income, and which are secured by real property with ascertainable value, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the repayment of commercial business loans may depend substantially on the success of the borrower’s business. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We try to minimize these risks through our underwriting standards. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.7 million currently. At September 30, 2008, our largest commercial business loan was a $1.9 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2008. At September 30, 2008, all of our commercial business loans were performing in accordance with their terms with the exception of one loan totaling $176,000. Interest income not recorded on this loan at September 30, 2008 was $8,000. During the year ended September 30, 2008, $227,000 had been charged-off against the allowance for loan loss for impaired commercial business loans.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2008, these loans totaled $15.9 million, or 3.9% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 90%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.7 million currently. At September 30, 2008, our largest home equity line of credit was a $995,000 loan. This loan was performing according to its terms at September 30, 2008. At September 30, 2008, all of our home equity lines of credit were performing in accordance with their terms with the exception of one loan totaling $731,000, or 0.18% of the total loans receivable.. During the year ended September 30, 2008, $69,000 had been charged-off against the allowance for loan loss for the impaired home equity line of credit. Interest income not recorded on this loan at September 30, 2008 was $27,000.

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

At September 30, 2008, stock-secured loans totaled $14.7 million, or 3.6% of our total loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2008, $14.6 million, or 3.6% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2008, the aggregate loan-to-value ratio of the stock-secured portfolio was 40.0%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans without recourse. No loans were held for sale at September 30, 2008.

At September 30, 2008, we were servicing loans sold in the amount of $2.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2008, we had $18.4 million of loan participation interests in which we were the lead lender, and $6.4 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. We have not experienced any loan losses in our loan participations portfolio.

During the fiscal year ended September 30, 2008, we originated $35.7 million of fixed-rate and adjustable-rate one- to four-family residential mortgage loans. The fixed-rate loans are primarily of loans with terms of 30 years or less. We also originated $29.4 million of commercial real estate, $4.8 million of construction loans, and $18.2 million of commercial business loans during the fiscal year ended September 30, 2008.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2008, we had $5.4 million of one-to four-family residential mortgage loans that were purchased from other lenders. No loans were purchased in the fiscal year ended September 30, 2008.

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

Loan requests for aggregate borrowings up to $1.5 million must be approved by Magyar Bank’s Chief Lending Officer or President. Other members of our lending staff have lesser amounts of lending authority based on their experience as lending officers. Loan requests for aggregate borrowings up to 35% of Magyar Bank’s loans-to-one-borrower limit, or $2.3 million, must be approved by Magyar Bank’s Management Loan Committee. The Management Loan Committee is comprised of the President, Chief Lending Officer, Chief Financial Officer and various bank officers appointed by the Board of Directors. A quorum of three members including either the President or the Chief Lending Officer is required for all Management Loan Committee meetings. The Directors Loan Committee must approve all loan requests for aggregate borrowings in excess of 35% of Magyar Bank’s loans-to-one-borrower limit, or $2.3 million. The Board of Directors must approve all loan requests for aggregate borrowings in excess of 80% of Magyar Bank’s loans-to-one-borrower limit, or $5.3 million.

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

	September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$772	$65	$56	$188	$153
Commercial real estate	3,400	1,936	-	-	-
Construction	8,224	6,008	5,135	-	-
Home equity lines of credit	731	-	-	-	-
Commercial business	176	21	188	387	94
Other	-	3	-	2	-

Total	13,303	8,033	5,379	577	247

Accruing loans three months or more past due:
One-to four-family residential	65	-	88	205	-
Commercial real estate	-	-	1,933	257	-
Construction	6,700	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial business	-	15	-	-	-
Other	-	-	-	1	-

Total loans three months or more past due	6,765	15	2,021	463	-

Total non-performing loans	$20,068	$8,048	$7,400	$1,040	$247

Other real estate owned	4,666	2,238	-	-	-
Other non-performing assets	-	-	-	-	-

Total non-performing assets	$24,734	$10,286	$7,400	$1,040	$247

Ratios:
Total non-performing loans to total loans	4.89%	2.09%	2.10%	0.38%	0.13%
Total non-performing loans to total assets	3.90%	1.70%	1.70%	0.29%	0.09%
Total non-performing assets to total assets	4.81%	2.17%	1.70%	0.29%	0.09%

At September 30, 2008, our portfolio of commercial business, commercial real estate and construction loans totaled $221.7 million, or 54.0% of our total loans, compared to $205.1 million, or 53.2% of our total loans, at September 30, 2007. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, at September 30, 2008, our non-performing assets increased to $24.7 million from $10.3 million at September 30, 2007 and $7.4 million at September 30, 2006, reflecting our increased originations of these loans (See Item 6. - Management’s Discussion and Analysis or Plan of Operation for additional discussion of non-performing assets).

Additional interest income of approximately $743,000 and $885,000 would have been recorded during the fiscal years ended September 30, 2008 and 2007, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

The Company accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price less estimated costs of disposal, or the fair value of the collateral less estimated costs of disposal if the loan is collateral dependent. Regardless of the measurement method, a creditor may measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. The Company continues to recognize interest income on impaired loans that are performing.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non- accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2008
One-to four-family residential	3	$216	4	$837	7	$1,053
Commercial real estate	-	0	2	3,400	2	3,400
Construction	3	5,476	7	9,395	10	14,871
Home equity lines of credit	-	-	1	731	1	731
Commercial business	1	157	1	176	2	333
Other	-	-	-	-	-	-
Total	7	$5,849	15	$14,539	22	$20,388

At September 30, 2007
One-to four-family residential	-	$-	2	$65	2	$65
Commercial real estate	3	2,214	1	1,936	4	4,150
Construction	-	-	4	6,008	4	6,008
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	36	3	36
Other	-	-	2	3	2	3
Total	3	$2,214	12	$8,048	15	$10,262

At September 30, 2006
One-to four-family residential	-	$-	3	$144	3	$144
Commercial real estate	-	-	1	$1,933	1	1,933
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	188	3	188
Other	-	-	1	-	1	-
Total	-	$-	8	$2,265	8	$2,265

At September 30, 2005
One-to four-family residential	2	$50	6	$393	8	$443
Commercial real estate	-	-	1	257	-	257
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	4	387	4	387
Other	1	220	4	3	3	223
Total	3	$270	15	$1,040	15	$1,310

At September 30, 2004
One-to four-family residential	5	$586	3	$153	5	$739
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	3	1,628	1	94	1	1,722
Other	3	70	-	-	2	70
Total	11	$2,284	4	$247	8	$2,531

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $4.7 million of real estate owned properties at September 30, 2008 and $2.2 million of real estate owned properties at September 30, 2007. During the year ended September 30, 2008, the Company sold $1,283,000 of real estate owned at September 30, 2007 and incurred $87,000 in losses on the sales. In February 2008, the Company foreclosed on the real estate property securing a $4.2 million construction loan. The real estate consists of six residential building lots located in Rumson, NJ on which the Company has made site improvements and is in the process of marketing the lots for sale. At September 30, 2008, four of the six lots were under contract of sale.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2008, classified assets consisted of $6.3 million of special mention assets and $27.7 million of substandard assets at September 30, 2008.

We are required to establish an allowance for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike impairment allowances, have not been allocated to particular problem assets. When we classify problem assets, we are required to determine whether or not impairment exists. A loan is impaired when, based on current information and events, it is probable that Magyar Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that impairment exists, a specific allowance for loss is established. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation which can direct us to establish additional loss allowances.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2008 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$3,754	$3,892	$3,129	$2,341	$2,150

Charge-offs:
One-to four-family residential	31	-	13	-	-
Commercial real estate	111	-	-	-	-
Construction	3,084	652	-	-	-
Home equity lines of credit	69	-	2	-	-
Commercial business	227	-	180	94	-
Other	3	4	3	9	11
Total charge-offs	3,525	656	198	103	11

Recoveries:
One-to four-family residential	13	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial business	-	120	-	-	-
Other	5	-	-	-	-
Total recoveries	18	120	-	-	-

Net charge-offs	3,507	536	198	103	11
Provision for loan losses	4,255	398	961	891	202

Balance at end of period	$4,502	$3,754	$3,892	$3,129	$2,341

Ratios:
Net charge-offs to average loans outstanding	0.88%	0.14%	0.06%	0.05%	0.01%
Allowance for loan losses to
total delinquent loans at end of period (1)	22.43%	46.64%	52.59%	NM	NM
Allowance for loan losses to
total loans at end of period	1.10%	0.97%	1.11%	1.16%	1.20%

(1)	“NM” indicates ratio is not meaningful.

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

		Percent of Loans
		In Category to
	Amount	Total Loans
	(Dollars in thousands)
At September 30, 2008
One-to four-family residential	$429	38.44%
Commercial real estate	603	22.60%
Construction	2,846	22.61%
Home equity lines of credit	48	3.87%
Commercial business	476	8.76%
Other	4	3.72%
Unallocated	96	0.00%
Total allowance for loan losses	$4,502	100%
At September 30, 2007
One-to four-family residential	$473	38.37%
Commercial real estate	576	21.54%
Construction	1,982	23.72%
Home equity lines of credit	40	3.49%
Commercial business	675	8.72%
Other	8	4.16%
Unallocated	-	0.00%
Total allowance for loan losses	$3,754	100%
At September 30, 2006
One-to four-family residential	$327	40.65%
Commercial real estate	601	19.46%
Construction	1,519	25.64%
Home equity lines of credit	82	3.08%
Commercial business	1,153	6.96%
Other	210	4.21%
Unallocated	-	0.00%
Total allowance for loan losses	$3,892	100%
At September 30, 2005
One-to four-family residential	$312	46.64%
Commercial real estate	615	21.19%
Construction	845	16.41%
Home equity lines of credit	82	3.84%
Commercial business	815	6.43%
Other	193	5.49%
Unallocated	267	0.00%
Total allowance for loan losses	$3,129	100%
At September 30, 2004
One-to four-family residential	$281	55.50%
Commercial real estate	857	10.17%
Construction	56	2.82%
Home equity lines of credit	222	4.63%
Commercial business	721	14.14%
Other	170	12.74%
Unallocated	34	0.00%
Total allowance for loan losses	$2,341	100%

Investments

Our Board of Directors has adopted our Investment Policy. This policy determines the types of securities in which we may invest. The Investment Policy is reviewed annually by the Board of Directors and changes to the policy are recommended to and subject to approval by our Board of Directors. While general investment strategies are developed by the Asset and Liability Committee, the execution of specific actions rests primarily with our President and our Chief Financial Officer. They are responsible for ensuring the guidelines and requirements included in the Investment Policy are followed and only prudent securities are considered for investment. They are authorized to execute transactions that fall within the scope of the established Investment Policy up to $2.5 million per transaction individually or $5.0 million per transaction jointly. Investment transactions in excess of $5.0 million must be approved by the Asset and Liability Committee. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.

Our investments portfolio may include U.S. Treasury obligations, debt and equity securities issued by various government-sponsored enterprises, including Fannie Mae and Freddie Mac, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment-grade corporate debt instruments, and municipal securities. In addition, we may invest in equity securities subject to certain limitations and not in excess of Magyar Bank’s Tier 1 capital.

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

At September 30, 2008, our securities portfolio totaled $58.9 million, or 11.5% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2008, $9.6 million of our securities were classified as held-to-maturity and reported at amortized cost, and $49.3 million were classified as available-for-sale and reported at fair value. At September 30, 2008, we held no investment securities classified as held-for-trading.

U.S. Government and Government-Sponsored Enterprise Obligations.  At September 30, 2008, our U.S. Government and Federal Agency securities portfolio totaled $2.2 million, or 3.8% of our total securities portfolio. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities.  We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2008, the fair market value of our mortgage-backed securities, including CMOs, was $53.5 million, or 90.7% of our total securities portfolio. Included in this balance was $6.7 million of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “AAA” by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 5.07% at September 30, 2008.  The estimated fair value of our mortgage-backed securities portfolio at September 30, 2008 was $53.5 million, which was $463,000 less than the amortized cost of $53.9 million. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate Notes. At September 30, 2008, we held no corporate notes. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2008, we held no equity securities other than $3.9 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Municipal Securities. At September 30, 2008, we held $3.3 million in bonds issued as general obligation or revenue bonds by states and political subdivisions, $3.2 million of which were classified as available for sale at fair value and $132,000 of which were classified as held to maturity at amortized cost. Although municipal bonds may offer a higher yield than a U.S. Treasury or government-sponsored enterprise security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, we generally limit investments in municipal bonds to issues that are insured.

Securities Portfolios.  The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	September 30,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available for sale:
U.S. government and government-
sponsored enterprise obligations	$2,237	$2,123	$-	$-	$-	$-
Municipal bonds	3,211	3,104	3,214	3,216	2,049	2,066
Equity securities	-	-	-	-	142	142
Mortgage-backed securities	44,566	44,099	24,217	24,157	16,258	15,961

Total securities available for sale	$50,014	$49,326	$27,431	$27,373	$18,449	$18,169

Securities held to maturity:
U.S. government and government-
sponsored enterprise obligations	$99	$98	$2,133	$2,119	$2,157	$2,105
Municipal bonds	132	140	137	143	137	145
Mortgage-backed securities	9,387	9,391	15,846	15,695	21,601	21,108

Total securities held to maturity	$9,618	$9,629	$18,116	$17,957	$23,895	$23,358

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal bond yields have been adjusted to a tax-equivalent basis.

			More Than One		More Than Five
			Year Through		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities

	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and government-
sponsored enterprise obligations	$-	-%	$-	-%	$-	-%	$2,237	5.00%	$2,237	5.00%
Municipal bonds	-	-%	-	-%	2,708	3.90%	503	4.10%	3,211	3.93%
Mortgage-backed securities	-	-%	3,086	4.57%	10,367	5.38%	31,113	5.31%	44,566	5.28%

Total securities available for sale	$-	-%	$3,086	4.57%	$13,075	5.07%	$33,853	5.27%	$50,014	5.18%

Securities held to maturity:
U.S. government and government-
sponsored enterprise obligations	$-	-%	$-	-%	$30	3.13%	$69	3.45%	$99	3.35%
Municipal bonds	-	-%	-	-%	132	6.00%	-	-%	132	6.00%
Mortgage-backed securities	4	5.50%	5,164	4.01%	722	4.00%	3,497	4.24%	9,387	4.09%

Total securities held to maturity	$4	5.50%	$5,164	4.01%	$884	4.27%	$3,566	4.22%	$9,618	4.11%

Total securities	$4	5.50%	$8,250	4.22%	$13,959	5.02%	$37,419	5.17%	$59,632	5.01%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also have the authority to accept brokered deposits and do so when attractive rates are available. At September 30, 2008, we had $8.7 million in brokered deposits.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2008, $206.8 million, or 55.1% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2008			2007			2006
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Types:	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$24,699	6.58%	-	$21,514	5.83%	-	$20,491	6.29%	-
Savings accounts	34,081	9.07%	0.76%	35,577	9.65%	0.98%	43,127	13.25%	1.14%
NOW accounts	36,163	9.63%	0.95%	32,158	8.72%	1.77%	30,519	9.37%	1.95%
Money market accounts	73,775	19.64%	2.41%	78,979	21.42%	3.69%	56,107	17.23%	4.09%
Certificates of deposit	177,279	47.20%	3.45%	172,063	46.66%	4.74%	149,811	46.01%	4.29%
Retirement accounts	29,563	7.87%	3.81%	28,486	7.72%	4.61%	25,547	7.85%	4.09%

Total deposits	$375,560	100.00%	2.56%	$368,777	100.00%	3.61%	$325,602	100.00%	3.33%

As of September 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $69.9 million. The following table sets forth the maturity of these certificates as of September 30, 2008 (in thousands):

Three months or less	$15,717
Over three months through six months	12,806
Over six months through one year	25,089
Over one year to three years	13,840
Over three years	2,403

Total	$69,855

At September 30, 2008, $157.2 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2008	2007	2006
	(Dollars in thousands)

Beginning balance	$347,263	$305,111	$263,524
Net deposits (withdrawals) before interest credited	(6,935)	30,141	33,644
Interest credited	10,533	12,011	7,944

Ending balance	$350,861	$347,263	$305,111

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase with CitiGroup Global Markets Inc.

As of September 30, 2008, we had short-term and long-term advances from the Federal Home Loan Bank in the amount of $17.6 million and $55.4 million, respectively. In addition, our repurchase agreements totaled $15.0 million at September 30, 2008. These aggregate borrowings represent 18.8% of total liabilities and had a weighted average rate of 4.21% at September 30, 2008. As a member of the Federal Home Loan Bank of New York, we had an aggregate borrowing capacity of $125.4 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2008 mature as follows (in thousands):

Year
2009	$7,757
2010	10,858
2011	10,853
2012	2,813
2013	9,143
Thereafter	13,960
$55,384

Information concerning short-term advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2008	2007
	(Dollars in thousands)

Balance at end of year	$17,550	$11,200
Weighted average balance during the year	20,409	28,828
Weighted average interest rate at the end of year	2.20%	5.24%
Maximum month-end balance during the year	39,800	42,300
Average interest rate during the year	2.93%	5.36%

The outstanding securities sold under agreements to repurchase totaled $15.0 million at September 30, 2008. $10.0 million are callable by the issuer, CitiGroup Global Markets Inc., quarterly beginning July 31, 2009 and mature July 31, 2012. The interest rate is 4.92% as long as the 3 month LIBOR remains below 5.50%. Should the 3 month LIBOR increase above 5.50% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.50% for the next quarter, assuming the counter-party does not exercise its call option. $5.0 million are callable by the issuer quarterly beginning December 3, 2010 and mature December 3, 2014. The interest rate is 3.83% as long as the 3 month LIBOR remains below 5.12%. Should the 3 month LIBOR increase above 5.12% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.12% for the next quarter, assuming the counter-party does not exercise its call option.

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

Personnel

At September 30, 2008, we employed 92 full-time employees and 14 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At September 30, 2008, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Magyar Bancorp, Inc. generated $459,000 in loss carry forwards for federal income tax purposes in the tax year ended September 30, 2008.

Corporate Dividends-Received Deduction. Magyar Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Magyar Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from corporations owned less than 20% by the recipient corporation.

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

New Jersey Banking Regulation

Activity Powers. Magyar Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Magyar Bank, generally may invest in:

●	real estate mortgages;

●	consumer and commercial loans;

●	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

●	certain types of corporate equity securities; and

●	certain other assets.

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

As of September 30, 2008, Magyar Bank’s capital exceeded all applicable requirements.

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

An institution will be treated as “well-capitalized” if:

●	its ratio of total capital to risk-weighted assets is at least 10%;

●	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

●	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the Federal Deposit Insurance Corporation to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

●	its ratio of total capital to risk-weighted assets is at least 8%; or

●	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

●
its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

●	its total risk-based capital is less than 8%; or

●	its Tier 1 risk-based-capital is less than 4%; and

●	its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

An institution will be treated as “significantly undercapitalized” if:

●	its total risk-based capital is less than 6%;

●	its Tier 1 capital is less than 3%; or

●	its leverage ratio is less than 3%.

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

The Federal Deposit Insurance Corporation is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The Federal Deposit Insurance Corporation may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

●	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

●	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

●	existence of an unsafe or unsound condition to transact business;

●	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

●
insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

As of September 30, 2008, Magyar Bank met the criteria for being considered “well-capitalized.”

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

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or the Federal Deposit Insurance Corporation regulations, an insured bank must seek approval from the Federal Deposit Insurance Corporation to make such investment or engage in such activity. The Federal Deposit Insurance Corporation will not approve the activity unless the bank meets its minimum capital requirements and the Federal Deposit Insurance Corporation determines that the activity does not present a significant risk to the DIF. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

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

As of September 30, 2008, Magyar Bank was in compliance with these requirements.

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

Deposit Insurance. Deposit accounts in Magyar Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, pursuant to its statutory authority, the Board of Directors of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009.

Magyar Bank’s deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.  This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. On October 16, 2008, the Federal Deposit Insurance Corporation published a proposed rule that would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the Federal Deposit Insurance Corporation would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.

Based upon Magyar Bank’s review of the Federal Deposit Insurance Corporation’s proposed rule, if the rule was implemented as proposed, its Federal Deposit Insurance Corporation assessment for the first quarter of 2009 would increase by approximately $280,000. Thereafter, because of adjustments to the initial base assessment rate, we believe the rule would have a negative effect on our earnings.  There can be no assurance that the proposed rule will be implemented by the Federal Deposit Insurance Corporation or implemented in its proposed form.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount.  Under the program, effective December 5, 2008, insured depository institutions that have not opted out of the Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments.  Magyar Bank opted in of the FDIC Temporary Liquidity Guaranty Program.

Transactions with Affiliates of Magyar Bank.  Magyar Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Magyar Bancorp, Inc and Magyar Bancorp, MHC.  In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral of specific types and in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association.  In addition, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  Magyar Bank is in compliance with these requirements.

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

●	a lending test, to evaluate the institution’s record of making loans in its service areas;

●
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

●	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. We received an “outstanding” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the Federal Deposit Insurance Corporation in 2007.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2008, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

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

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the Federal Deposit Insurance Corporation for Magyar Bank. As of September 30, 2008, Magyar Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

In addition, a bank holding company that does not elect to be a financial holding company under federal regulation, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

●	making or servicing loans;

●	performing certain data processing services;

●	providing discount brokerage services, or acting as fiduciary, investment or financial advisor;

●	leasing personal or real property;

●	making investments in corporations or projects designed primarily to promote community welfare; and

●	acquiring a savings and loan association.

Bank holding companies that elect to be a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Magyar Bancorp, Inc. has not elected to be a financial holding company, although it may seek to do so in the future. Bank holding companies may elect to become a financial holding company if:

●	each of its depository institution subsidiaries is “well capitalized;”

●	each of its depository institution subsidiaries is “well managed;”

●	each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination; and

●	the bank holding company has filed a certification with the Federal Reserve Board stating that it elects to become a financial holding company.

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

Risk Factors

Changes in Interest Rates May Hurt our Profits and Asset Values.

Our earnings largely depend on our net interest income, which could be negatively affected by changes in interest rates.  Net interest income is the difference between:

●	the interest income we earn on our interest-earning assets, such as loans and securities; and

●	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2008, the fair value of our total securities portfolio was $59.0 million. Unrealized net losses on securities totaled $677,000 on a pre-tax basis at September 30, 2008.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2008, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $180,000, or 1.2%, increase in net interest income in the first year following the change in interest rates, and a $75,000, or 0.5%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2008, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience a $124,000, or 0.8%, increase in net interest income in the first year following the change in interest rates, and a $350,000, or 2.4%, increase in net interest income in the second year following the change in interest rates.

At September 30, 2008, our available-for-sale securities portfolio totaled $49.3 million, which included $44.1 million of mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

A Significant Portion of Our Commercial Business, Commercial Real Estate and Construction Loan Portfolio Has Been Originated in the Last Four Years.

Our portfolio of commercial business, commercial real estate and construction loans has grown from $53.2 million at September 30, 2004 to $221.7 million at September 30, 2008. Accordingly, a large portion of this loan portfolio does not provide a significant payment history pattern that can be used to evaluate ongoing credit risk. Therefore, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business, Commercial Real Estate and Construction Loans, Our Lending Risk Will Increase.

At September 30, 2008, our portfolio of commercial business, commercial real estate and construction loans totaled $221.7 million, or 54.0% of our total loans, compared to $205.1 million or 53.2% of our total loans at September 30, 2007, $183.4 million or 52.1% of our total loans at September 30, 2006, and $119.2 million, or 44.0% of our total loans at September 30, 2005. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2008, our non-performing loans increased to $20.1 million from $8.0 million at September 30, 2007, reflecting our increased originations of these loans. In addition, because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans can be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business, commercial real estate and construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business, commercial real estate or construction loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

The Financial Sector Is Experiencing An Economic Downturn. A Deterioration of Our Current Non-performing Loans or An Increase In The Number of Non-performing Loans Will Have An Adsverse Effect On Our Operations.

Virtually all of our real estate loans are secured by real estate in New Jersey. At September 30, 2008, loans secured by real estate, including home equity loans and lines of credit, represented 87.5% of our total loans. Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. Total non-performing assets increased from $10.3 million at September 30, 2007 to $24.7 million at September 30, 2008, and total non-performing loans as a percentage of total assets increased to 3.09% at September 30, 2008 as compared to 1.70% at September 30, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

Our FDIC Premium Could Be Substantially Higher In The Future, Which Would Have An Adverse Effect On Our Future Earnings.

Our FDIC insurance assessment was $228,000 for fiscal year 2008 compared to $52,000 for fiscal 2007. Since January 1, 2007 our assessment has been substantially reduced by a $203,000 special One Time Credit. This credit was fully utilized during the fiscal year ended September 30, 2008. Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC for such periods. Any increases in out FDIC premium rates will reduce future earnings.

Our Profits Have Declined over the Past Three Years, and May Not Improve in the Foreseeable Future.

Over the past three years, in addition to losses related to higher non-performing loans, our earnings have declined as a direct result of our branch expansion, the relocation of our headquarters office, and the addition of experienced senior lending and administrative personnel.  We plan to add additional new branches. It is possible that our business plan will not succeed, or that our new branches, when added, will not become profitable. Accordingly, we may not experience any improvement in our net income in the near future as a result of these efforts.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 1.1% of total loans and 22.4% of total delinquent loans at September 30, 2008. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2008.

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

Magyar Bancorp, MHC Exercises Voting Control Over Magyar Bancorp, Inc.; Public Stockholders Own a Minority Interest.

Magyar Bancorp, MHC owns a majority of Magyar Bancorp, Inc.’s common stock and, through its Board of Directors, exercises voting control over the outcome of all matters put to a vote of stock holders (including the election of directors), except for matters that require a vote greater than a majority. Public stockholders own a minority of the outstanding shares of Magyar Bancorp, Inc.’s common stock. The same directors and officers who manage Magyar Bancorp, Inc. and Magyar Bank also manage Magyar Bancorp, MHC. In addition, regulatory restrictions applicable to Magyar Bancorp, MHC prohibit the sale of Magyar Bancorp, Inc. unless the mutual holding company first undertakes a second-step conversion.

ITEM 2.	Description of Property

The following table provides certain information with respect to our five banking offices as of September 30, 2008:

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
New Brunswick, New Jersey

The net book value of our premises, land and equipment was approximately $21.6 million at September 30, 2008.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)           Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2008, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.03% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2008 was 650. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2008	High	Low	Price	Declared

Quarter ended September 30, 2008	$9.28	$7.01	$8.35	$-
Quarter ended June 30, 2008	10.97	8.25	8.87	-
Quarter ended March 31, 2008	11.63	8.40	9.50	-
Quarter ended December 31, 2007	11.50	10.15	10.65	-

Fiscal Year Ended			Closing	Dividends
September 30, 2007	High	Low	Price	Declared

Quarter ended September 30, 2007	$14.17	$10.75	$10.76	$-
Quarter ended June 30, 2007	15.20	13.88	14.18	-
Quarter ended March 31, 2007	14.98	13.60	14.25	-
Quarter ended December 31, 2006	14.05	12.05	13.76	-

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

Other than its employee stock ownership plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Magyar Bancorp’s equity compensation plans.

	Number of securities to		Number of
	be issued upon exercise	Weighted	securities remaining
	of outstanding options	average exercise	available for
	and rights	price(1)	issuance under plan

Stock options	217,826	15	54,503
Shares of restricted stock	-	-	5,452
Total	217,826	15	59,955
_____________
(1) Reflects weighted average exercise price of stock options only.

(b)	Not applicable.

(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 57,370 shares had been repurchased as of September 30, 2008 at an average price of $9.89.

The following table reports information regarding repurchases of our common stock during the year ended September 30, 2008.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan
October 1, 2007 through December 31, 2007	7,927	$10.65	128,124
January 1, 2008 through March 31, 2008	21,600	$10.28	106,524
April 1, 2008 through June 30, 2008	18,370	$9.96	88,154
July 1, 2008 through September 30, 2008	15,600	$9.18	72,554
Total	63,497	$9.80

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

Overview

Magyar Bancorp, Inc. (the “Company”) is a Delaware-chartered mid-tier stock holding company whose most significant business activity is ownership of 100% of the common stock of Magyar Bank. Magyar Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, into one-to four-family residential mortgage loans, multi-family and commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and construction loans. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

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

During the year ended September 30, 2008, we grew net loans $24.5 million, or 6.4%. We attribute this growth to an expanding referral network and reputation resulting from our continued focus on originating commercial real estate, commercial business, and residential mortgage loans. Deposits increased $6.8 million, or 1.8%, during the year ended September 30, 2008. We attribute this growth to the attractiveness of our promotional certificates of deposit as well as the expansion of our commercial relationships, which tend to hold larger deposit balances. In addition to an expanding branch and referral network for deposits, we have been implementing a strategy to increase deposits from our current depositor base through relationship products and pricing and targeted marketing campaigns.

We reported a net loss of $2.9 million for the year ended September 30, 2008. Net income decreased $3.7 million for the year ended September 30, 2008 compared with the year ended September 30, 2007. The decrease was primarily due to larger reserves for loan losses. Reserves were increased to $4.3 million during the year ended September 30, 2008 compared with $398,000 for the year ended September 30, 2007 due to higher levels of non-performing loans, adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans, and higher levels of loan charge-offs during the current period.

Our net interest margin decreased to 3.19% for the year ended September 30, 2008 from 3.27% for the year ended September 30, 2007 and our net interest spread was 2.96% for the years ended September 30, 2008 and 2007.

Throughout 2009, we expect to continue with our strategy of diversifying our balance sheet with higher concentrations in commercial real estate and commercial business loans.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Critical accounting policies may involve complex subjective decisions or assessments. We consider the following to be our critical accounting policies.

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses in the loan portfolio both probable and reasonably estimable at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. Due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses, the methodology for determining the allowance for loan losses is considered a critical accounting policy by management.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as impaired through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly greater than the allowances we have established, which could have a material negative effect on our financial results.

Deferred Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Comparison of Financial Condition at September 30, 2008 and September 30, 2007

Total Assets. Total assets increased $41.1 million, or 8.7%, to $514.3 million at September 30, 2008 from $473.2 million at September 30, 2007, due primarily to significant growth in loans receivable and securities available for sale, partially offset by a decrease in securities held-to-maturity.

Loans Receivable. Net loans receivable increased $24.5 million, or 6.4%, to $406.1 million at September 30, 2008 from $381.6 million at September 30, 2007. During the year ended September 30, 2008, one-to four-family residential mortgage loans increased $5.4 million, or 3.5%, to $157.9 million. In addition, commercial real estate loans and commercial business loans increased $20.9 million, or 19.4%, and $9.4 million, or 35.2%, to $92.8 million and $36.0 million, respectively. Construction loans decreased $4.3 million, or 4.4%, to $92.9 million at September 30, 2008 from $97.2 million at September 30, 2007.

At September 30, 2008, the significant loan categories in terms of the percent of total loans were 38.4% in one-to four-family residential mortgage loans, 22.6% in construction loans and 22.6% in commercial real estate loans. The remaining total loans were comprised of 8.8% commercial business, 3.9% home equity lines of credit and 3.7% of other loans, which consisted primarily of stock-secured consumer loans.

Total non-accrual loans increased by $4.3 million to $13.3 million at September 30, 2008 from $8.0 million at September 30, 2007. Total non-performing loans (non-accrual loans and accruing loans three months or more past due) increased by $12.1 million to $20.1 million at September 30, 2008 from $8.0 million at September 30, 2007. Non-performing loans consisted of twelve construction loan relationships totaling $14.9 million, two commercial real estate loans totaling $3.4 million, four loans secured by one-to-four family residential properties totaling $837,000 million, one commercial business loan totaling $176,000, and one home equity line of credit loan totaling $731,000. The balances of the non-performing loans totaled $23.2 million prior to loan charge-offs recorded during the year ended September 30, 2008.

Non-performing construction loans increased $8.9 million to $14.9 million at September 30, 2008 from $6.0 million at September 30, 2007. At September 30, 2008, non-performing construction loans included $4.7 million in loans secured by vacant and partially completed residential lots in Newark, New Jersey, $2.6 million in loans to finance the substantially completed construction of an eight-unit condominium in Wildwood, New Jersey, and a $1.7 million construction loan secured by a completed home in Summit, New Jersey. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. In addition, two smaller acquisition loans totaling $1.0 million that were non-performing at September 30, 2007 were in the process of foreclosure at September 30, 2008. Finally, three loans totaling $4.9 million were reported as non-

performing because they had exceeded their maturity at September 30, 2008. These loans, on which interest payments were current at September 30, 2008, were in the process of extension at September 30, 2008.

Non-performing commercial real estate loans increased $1.5 million to $3.4 million at September 30, 2008 from $1.9 million at September 30, 2007. The increase was due to a $1.5 million commercial loan secured by an income-producing property located in Plainfield, New Jersey. Magyar Bank had begun foreclosure proceedings on the property as of September 30, 2008. In addition, Magyar Bank continues its foreclosure proceedings on the $1.9 million loan secured by a catering facility in Lodi, New Jersey.

Non-performing loans secured by residential properties increased $1.6 million at September 30, 2008. Of these non-performing loans, two loans totaling $994,000 were made to construction loan developers that have been negatively impacted by the downturn in the real estate market. In addition to these loans, there are two owner-occupied mortgage loans totaling $510,000 that were non-performing and one loan past maturity in the amount of $65,000 at September 30, 2008.

The ratio of non-accrual and non-performing loans to total loans receivable was 3.2% and 4.9%, respectively, at September 30, 2008 compared with 2.1% and 2.1% at September 30, 2007. The allowance for loan losses increased $748,000 to $4.5 million or 33.8% of non-performing loans at September 30, 2008 compared with $3.8 million or 46.7% of non-performing loans at September 30, 2007. The allowance for loan losses was 1.1% of gross loans outstanding at September 30, 2008 and 1.0% of gross loans outstanding at September 30, 2007.

Investment Securities. Investment securities increased $13.5 million, or 29.6%, to $58.9 million at September 30, 2008 from $45.5 million at September 30, 2007.

Securities available-for-sale increased $22.0 million, or 80.2%, to $49.3 million at September 30, 2008 from $27.4 million at September 30, 2007. The increase was the result of $37.6 million in purchases of mortgage-backed securities and U.S. government-sponsored enterprise obligations, partially offset by $8.2 million in principal amortization and $6.8 million in security sales. In addition, the unrealized loss on the available-for-sale portfolio based on market values increased $630,000 at September 30, 2008 compared with the prior year period.

Securities held-to-maturity decreased $8.5 million, or 46.9%, to $9.6 million at September 30, 2008 from $18.1 million at September 30, 2007, resulting from $4.0 million in principal amortizations, $2.0 million in security maturities and $2.3 million in security sales.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $427,000, or 4.2%, to $10.5 million at September 30, 2008 from $10.1 million at September 30, 2007. The increase in bank-owned life insurance was due to increases in the cash surrender value of existing policies.

Other Real Estate Owned. Other real estate owned increased $2.5 million to $4.7 million at September 30, 2008 from $2.2 million at September 30, 2007.

The real estate owned at September 30, 2007 reflected a nine lot property consisting of eight vacant lots and one partially built home located in Little Egg Harbor, New Jersey. The property was sold at the Company’s carrying price of $955,000 in August 2008.

The $4.7 million in real estate owned at September 30, 2008 resulted from the foreclosure of property securing a $4.2 million loan made by Magyar Bank to Solomon Dwek, whose real estate holdings were forced into bankruptcy in February 2007. The value of the property was then written down to $4.0 million. Magyar Bank has improved and begun marketing for sale all six approved lots located in Rumson, NJ. During the year ended September 30, 2008, Magyar Bank invested an additional $861,000 in site improvements into the project, bringing Magyar Bank’s total investment to $4.9 million. At September 30, 2008, four of the six lots were under contract of sale with deposits received totaling $195,000 that reduced Magyar Bank’s carrying value at September 30, 2008 to $4.7 million.

Deposits. Total deposits increased $6.8 million, or 1.8%, to $375.6 million at September 30, 2008 from $368.8 million at September 30, 2007.

The growth in deposits during the twelve months ended September 30, 2008 occurred in checking accounts and certificates of deposit (including individual retirement accounts), which increased $7.2 million and $6.3 million to $60.9 million and $206.8 million, respectively. Decreases in money market and savings accounts of $5.2 million and $1.5 million, respectively, partially offset the growth in checking and certificates of deposit. The Company’s deposit strategy during the twelve months ended September 30, 2008 was focused on increasing and expanding customer relationships with Magyar Bank. As a result of this strategy, many high-cost, single service deposit account holders were replaced with higher checking account balances. The annual $7.2 million increase in checking accounts represented a 13.4% increase in the category. Deposits accounted for 73.0% of assets and 92.5% of net loans at September 30, 2008.

At September 30, 2008, the Company held $12.5 million in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit (a CD instrument that provides full FDIC insurance up to $50 million) and $8.7 million in brokered certificates of deposit.

Borrowed Funds. Borrowings and securities sold under agreements to repurchase increased $37.9 million, or 75.9% to $87.9 million at September 30, 2008 from $50.0 million at September 30, 2007. Proceeds from borrowed funds were used to purchase investment securities and originate loans.

To the extent the Company’s asset growth exceeded growth in deposits, Federal Home Loan Bank of New York (FHLBNY) advances were used as alternative funding sources. Use of the FHLBNY advances enabled Magyar Bank to reduce its cost of funds and manage its interest rate risk position. FHLBNY borrowings increased $32.9 million during the year ended September 30, 2008 to $72.9 million, or 14.2% of assets. Securities sold under agreements to repurchase increased $5.0 million to $15.0 million.

Stockholders’ Equity. Stockholders’ equity decreased $2.4 million, or 4.9%, to $45.8 million at September 30, 2008 from $48.2 million at September 30, 2007.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. During the year ended September 30, 2008, the Company repurchased 63,497 shares of its common stock at an average cost of $9.89 per share. Under the current stock repurchase program, 72,554 shares of the 129,924 shares authorized remained available for repurchase at September 30, 2008.

The decrease in stockholders’ equity was attributable to the $2.9 million net loss from operations for the year ended September 30, 2008, partially offset by the implementation of FIN 48, which resulted in an increase of $603,000 to the beginning balance of retained earnings. In addition, an increase in stockholders’ equity of $722,000 related to the accounting of the Company’s equity incentive plan and Employee Stock Ownership Plan was partially offset by repurchases of shares of Company stock totaling $633,000 and accumulated other comprehensive losses of $116,000 during the period.

Comparison of Operating Results for the Years Ended September 30, 2008 and 2007

Net Income. Net income decreased $3.7 million to a net loss of $2.9 million for the year ended September 30, 2008 from net income of $716,000 for the year ended September 30, 2007.

Net Interest and Dividend Income. Net interest and dividend income increased $848,000, or 6.2%, to $14.5 million for the year ended September 30, 2008 from $13.7 million for the year ended September 30, 2007. Total interest and dividend income decreased $408,000, or 1.4%, to $28.8 million for the year ended September 30, 2008 while total interest expense decreased $1.3 million, or 8.1%, to $14.3 million.

Average Balance Sheet. The table on the following page presents certain information regarding our financial condition and net interest income for the years ended September 30, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Twelve Months Ended September 30,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense

Interest-earning assets:
Interest-earning deposits	$403	$9	2.12%	$241	$12	4.79%	$2,441	$106	4.34%
Loans receivable, net	396,343	25,890	6.51%	371,972	27,096	7.28%	311,706	21,520	6.90%
Securities
Taxable	50,979	2,534	4.96%	40,407	1,786	4.42%	47,048	1,801	3.83%
Tax-exempt (1)	3,362	198	5.87%	2,961	176	5.95%	1,214	69	5.68%
FHLB of NY stock	3,550	256	7.19%	2,962	218	7.37%	2,408	119	4.94%
Total interest-earning assets	454,637	28,887	6.34%	418,543	29,288	7.00%	364,817	23,615	6.47%
Noninterest-earning assets	45,423			42,091			30,693
Total assets	$500,060			$460,634			$395,510

Interest-bearing liabilities:
Savings accounts (2)	$34,440	$272	0.79%	$38,615	$410	1.06%	$55,623	$621	1.12%
NOW accounts (3)	113,124	2,757	2.43%	101,088	3,628	3.59%	70,470	1,681	2.39%
Time deposits (4)	192,928	8,085	4.18%	188,306	8,653	4.60%	166,118	6,192	3.73%
Total interest-bearing deposits	340,492	11,114	3.26%	328,009	12,691	3.87%	292,211	8,494	2.91%
Borrowings	80,617	3,178	3.93%	56,403	2,857	5.07%	39,172	1,829	4.67%
Loan payable	-	-		-	-		807	64	7.93%
Total interest-bearing liabilities	421,109	14,292	3.38%	384,412	15,548	4.04%	332,190	10,387	3.13%
Noninterest-bearing liabilities	32,737			27,633			24,509
Total liabilities	453,846			412,045			356,699
Retained earnings	46,214			48,589			38,811
Total liabilities and retained earnings	$500,060			$460,634			$395,510

Tax-equivalent basis adjustment		(67)			(60)			(20)
Net interest income		$14,528			$13,680			$13,208
Interest rate spread			2.96%			2.96%			3.34%
Net interest-earning assets	$33,528			$34,131			$32,627
Net interest margin (5)			3.19%			3.27%			3.62%
Average interest-earning assets to average interest-bearing liabilities	107.96%			108.88%			109.82%
_______________________
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as net interest income divided by average total interest-earning assets.

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

	September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$8	(11)	$(3)	$(94)	$-	$(94)
Loans	1,774	(2,980)	(1,206)	4,161	1,415	5,576
Securities
Taxable	467	281	748	(254)	239	(15)
Tax-exempt (1)	24	(2)	22	99	8	107
FHLB of NY stock	43	(5)	38	27	72	99
Total interest-earning assets	2,316	(2,717)	(401)	3,939	1,734	5,673

Interest-bearing liabilities:
Savings accounts (2)	(44)	(94)	(138)	(189)	(22)	(211)
NOW accounts (3)	432	(1,303)	(871)	733	1,214	1,947
Time deposits (4)	213	(781)	(568)	826	1,635	2,461
Total interest-bearing deposits	601	(2,178)	(1,577)	1,370	2,827	4,197
Federal Home Loan Bank borrowings	1,228	(907)	321	803	225	1,028
Loan payable	-	-	-	(64)	-	(64)
Total interest-bearing liabilities	1,829	(3,085)	(1,256)	2,109	3,052	5,161

Increase (decrease) in tax equivalent
net interest income	$487	$368	$855	$1,830	$(1,318)	$512
Change in tax-equivalent basis adjustment			(7)			(40)

Increase in net interest income			$848			$472
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.

Interest Income. Interest income decreased $408,000, or 1.4%, to $28.8 million for the year ended September 30, 2008 from $29.2 million for the prior year. The decrease in interest income was due to a decrease in the yield on interest earning assets of 66 basis points to 6.34% from 7.00%, offset by an increase in the average balance of interest earnings assets of $36.1 million to $454.6 million from 418.5 million.

Interest income on loans decreased $1.2 million, or 4.5%, to $25.9 million for the year ended September 30, 2008 from $27.1 million for the prior year. An increase of $24.4 million, or 6.6%, in the average balance of loans was more than offset by a 77 basis point decrease in the average yield on such loans to 6.51% from 7.28%. The lower yield on loans resulted from reductions in the federal funds interest rate totaling 275 basis points during the twelve month period and higher levels of non-performing loans during the year ended September 30, 2008 compared with the year ended September 30, 2007.

Interest earned on investment securities increased $760,000, or 39.7%, to $2.7 million for the year ended September 30, 2008 from $1.9 million a year earlier. The increase was due to an $11.0 million, or 25.3%, increase in the average balance of such securities to $54.3 million from $43.4 million for the prior year as well as a 50 basis point increase in the average yield on securities to 5.02% from 4.52% for the prior year period.

Interest Expense.  Interest expense decreased $1.2 million, or 8.1%, to $14.3 million for the year ended September 30, 2008 from $15.5 million for the year ended September 30, 2007. The decrease in interest expense was primarily due to a decrease in the average cost of such liabilities of 66 basis points to 3.38% from 4.04% in the lower market interest rate environment.

The average balance of interest-bearing deposits increased $12.5 million to $340.5 million for the year ended September 30, 2008 from $328.0 million for the prior year while the average cost of such deposits decreased 61 basis points to 3.26% from 3.87%. This resulted in a $1.6 million, or 12.4%, decrease in interest paid on deposits to $11.1 million for the year ended September 30, 2008 from $12.7 million for the year ended September 30, 2007.

Interest paid on borrowings increased $321,000 to $3.2 million for the year ended September 30, 2008 from $2.9 million for the year ended September 30, 2007. The increase in advance interest expense was due to an increase in the average balance of such advances to $80.6 million from $56.4 million partially offset by a 114 basis point decrease in the average cost of borrowings to 3.93% for the year ended September 30, 2008 from 5.07% for the prior year. The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans and investment securities.

Provision for Loan Losses. Management made a provision of $4.3 million for the year ended September 30, 2008 compared with a $398,000 provision for the prior year.

Reserves for loan loss were increased during the year ended September 30, 2008 due to higher levels of non-performing loans, adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans, and higher levels of loan charge-offs during the current period.

The higher level of loan charge-offs resulted from depreciation of real estate collateral securing commercial and construction loans due to the current adverse economic environment. There were net charge-offs of $3.5 million for the year ended September 30, 2008 compared to net charge-offs of $656,000 for the year ended September 30, 2007.

Non-accrual loans increased $5.3 million to $13.3 million at September 30, 2008 from $8.0 million at September 30, 2007. Non-performing loans (non-accrual loans and accruing loans three months or more past due) increased $12.1 million to $20.1 million at September 30, 2008 from $8.0 million at September 30, 2007. The allowance for loan losses increased $748,000 to $4.5 million, or 1.1% of gross loans outstanding at September 30, 2008, from $3.8 million, or 1.0% of gross loans outstanding at September 30, 2007.

Other Income. Non-interest income was unchanged at $1.5 million for the years ended September 30, 2008 and 2007.

Service charge income decreased $57,000, or 5.9%, to $911,000 for the year ended September 30, 2008 from $968,000 for the year ended September 30, 2007. Decreases in loan-related service charges such as loan commitment, late charge, and prepayment fees of $108,000 during the year ended September 30, 2008 more than offset a $51,000 increase in deposit service fees. The increase in deposit fees was primarily due to an increase in insufficient fund service fees that resulted from the recent implementation of a checking account overdraft program.

Other operating income increased $51,000, or 11.0%, to $513,000 for the year ended September 30, 2008 from $462,000 for the year ended September 30, 2007. The increase was due to a $50,000 increase in the cash surrender value of Magyar Bank’s bank-owned life insurance and $23,000 in commissions from the sales of non-deposit investment products, partially offset by a $23,000 decrease in rental income during the year ended September 30, 2008 compared with the prior year period.

Gains on the sales of investment securities of $99,000 offset losses on the sales of other real estate owned of $97,000 during the year ended September 30, 2008.

 Other Expenses. Other expenses increased $835,000, or 6.1% to $14.6 million for the year ended September 30, 2008 from $13.8 million for the year ended September 30, 2007.

Employee and benefit expenses increased $501,000, or 6.3%, to $8.4 million for the year ended September 30, 2008 from $7.9 million for the year ended September 30, 2007 primarily due to the Company’s equity incentive awards that were granted in March 2007 and higher compensation and benefit expenses related to the opening of Magyar Bank’s fifth branch in February 2007. Stock award and stock option expenses, which are determined at the award date and fixed for five years, were $465,000 for the year ended September 30, 2008 compared to $270,000 for the year ended September 30, 2007.

Occupancy expense increased $121,000 or 4.8% to $2.7 million for the year ended September 30, 2008 from $2.5 million for the prior year period. The increase primarily reflected additional expenses related to the operation of the Magyar Bank’s fifth retail branch office opened February 2007.

Advertising expense decreased $42,000 or 14.7% to $244,000 for the year ended September 30, 2008 from $286,000 for the prior year period. The higher expense in the prior year period was due to the opening of the two new branches during the year ended September 30, 2007.

Professional fees and services fees increased $87,000 or 14.1% to $704,000 and $53,000, or 10.3% to $567,000, respectively, during the year ended September 30, 2008 from the prior year period. During the year ended September 30, 2008, professional fees reflected an additional $59,000 for third party consultant services with regard to the Company’s compliance with the Sarbanes-Oxley Act regarding management’s assessment of internal controls. In addition, professional fees increased by $28,000 for the first required external audit of the Bank’s 401(k) plan.  The increase in service fees was primarily due to an increase in fees charged by the Bank’s third-party servicer due to increases in the products offered and number of deposits serviced during the same period.

Other expenses increased $115,000, or 6.2%, to $2.0 million for the year ended September 30, 2008 from $1.9 million for the year ended September 30, 2007 due to an increase in FDIC premium. Magyar Bank paid $176,000 more in FDIC insurance premiums during the year ended September 30, 2008 than in the prior year period.

Income Tax Expense (Benefit). The Company recorded tax expense of $82,000 for the twelve months ended September 30, 2008 compared with tax expense of $257,000 for the twelve months ended September 30, 2007. Included in tax expense is approximately $90,000 of tax benefit relating to the reversal of a tax liability on which the statute of limitations expired in June 2008. In assessing the realizability of deferred tax assets, the Company considers the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers our history of losses, scheduled reversal of tax assets and liabilities, deferred tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Company has incurred a net loss for the year ended September 30, 2008 and therefore has prevented us from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance Sheet.  Accordingly, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2008.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the Federal Home Loan Bank of New York, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable rate home equity and short-term and medium-term fixed-rate commercial business loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. Finally, we have purchased interest rate floors and sold securities under agreements to repurchase with embedded derivatives to mitigate the impact of interest rates on our prime-based loans. At September 30, 2008 we held interest rate floors with a notional amount of $5 million and securities sold under agreements to repurchase with embedded derivatives in the amount of $15 million. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2008, the estimated changes in our net interest income for each of the next two years that would result from the designated instantaneous changes in the United States Treasury yield curve. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in	Estimated Net	Estimated Increase			Estimated Increase
Interest rates	Interest Income	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	(NII) Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$15,035	$180	1.21%	$14,780	$(75)	-0.50%
Unchanged	14,855	-	-	15,013	158	1.06%
-100	14,979	124	0.83%	15,205	350	2.36%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2008, our liquidity ratio was 29.6% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $5.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $49.3 million at September 30, 2008. At September 30, 2008, we also had the ability to borrow $125.4 million from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $72.9 million in advances outstanding. Finally, the brokered certificate of deposit market offers an additional option for wholesale funding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2008, we had $46.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $38.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2008 totaled $157.2 million, or 41.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the year ended September 30, 2008, we originated $88.1 million of loans and purchased $37.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $6.8 million for the year ended September 30, 2008 and a net increase in total deposits of $43.2 million for the year ended September 30, 2007. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds.  Federal Home Loan Bank advances totaled $72.9 million and $40.0 million at September 30, 2008 and September 30, 2007, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand. Our current asset/liability management strategy has been to fund variable, prime-based loans with Federal Home Loan Bank overnight advances.

Magyar Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, Magyar Bank exceeded all regulatory capital requirements. Magyar Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”

Bank-owned life insurance is a tax-advantaged financing transaction that is used to offset employee benefit plan costs. Policies are purchased insuring directors and officers of Magyar Bank using a single premium method of payment. Magyar Bank is the owner and beneficiary of the policies and records tax-free income through cash surrender value accumulation. We have minimized our credit exposure by choosing carriers that are highly rated. The investment in bank-owned life insurance has no significant impact on our capital and liquidity.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$157,231	$32,688	$16,923	-	$206,842
Federal Home Loan Bank advances	7,757	21,711	11,956	13,960	55,384
Repurchase agreements	-	-	10,000	5,000	15,000
Available lines of credit	25,392	210	30	12,794	38,427
Operating leases	286	573	286	2,758	3,903
Total	$190,666	$55,182	$39,195	$34,512	$319,556
Commitments to extend credit	$46,572	$-	$-	$-	$46,572

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In March 2008, the FASB issued FSP FAS 157-2 to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November, 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Company’s financial statements include investment securities, impaired loans, residential mortgage loans held for sale, mortgage servicing rights and derivatives. The Company is in the process of assessing the impact of the adoption of SFAS 157 for its fiscal year beginning October 1, 2009 relating to nonfinancial assets and liabilities on the Company’s financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06-04 are to be applied through either a cumulative–effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The application of Issue 06-04 did not have a material effect on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which included an amendment of FASB Statement No. 115. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.

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

In February 2008, FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (as of October 1, 2009 for the Company), with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In April 2008, FASB issued Statement FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 “Goodwill and Other Intangibles”. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.

In May 2008, the Financial Accounting Standards Board (FASB) Issued Statement No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is not expected to result in changes to current practices nor have a material effect on the Company.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (as of October 1, 2009 for the Company). The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements.

In September 2008 FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees,” to improve disclosures about credit-indexed derivative instruments (credit derivatives) and financial guarantees. The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008. The Company does not anticipate a material impact as a result of this statement on its consolidated financial statements.

In September 2008, the SEC and FASB jointly issued a press release clarifying fair value measurement practices in the current market environment.  The key issues discussed in the press release include: the use of internal assumptions to estimate fair value when no relevant market data exists, use of market (broker) quotes to measure fair value, consideration of how transactions from distressed sales or inactive markets impact fair value, and factors to consider in the assessment of other-than-temporary impairment.

ITEM 7.	Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets as of September 30, 2008 and 2007	59

Consolidated Statements of Operations for the Years ended September 30, 2008 and 2007	60

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended September 30, 2008 and 2007	61

Consolidated Statements of Cash Flows for the Years ended September 30, 2008 and 2007	62

Notes to Consolidated Financial Statements	63

Signatures

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

Board of Directors
Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary (collectively, “the Company”) as of September 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magyar Bancorp, Inc. and subsidiary as of September 30, 2008 and 2007 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty Income Taxes, in 2008. As discussed in Note M to the consolidated financial statements, the Corporation has adopted  FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2008. As discussed in Note C to the consolidated financial statements, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments in 2006.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
December 23, 2008

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)
	September 30,
	2008	2007

Assets
Cash	$4,756	$5,132
Interest earning deposits with banks	257	101
Total cash and cash equivalents	5,013	5,233
Investment securities - available for sale, at fair value	49,326	27,373
Investment securities - held to maturity, at amortized cost (fair value of $9,629
and $17,957 at September 30, 2008 and September 30, 2007, respectively)	9,618	18,116
Federal Home Loan Bank of New York stock, at cost	3,867	2,325
Loans receivable, net of allowance for loan losses of $4,502 and $3,754 at
September 30, 2008 and September 30, 2007, respectively	406,149	381,614
Bank-owned life insurance	10,547	10,120
Accrued interest receivable	2,177	2,521
Premises and equipment, net	21,613	22,302
Other real estate owned	4,666	2,238
Other assets	1,296	1,335
Total assets	$514,272	$473,177
Liabilities and Stockholders' Equity
Liabilities
Deposits	$375,560	$368,777
Escrowed funds	1,285	1,172
Federal Home Loan Bank of New York advances	72,934	39,985
Securities sold under agreements to repurchase	15,000	10,000
Accrued interest payable	660	1,706
Accounts payable and other liabilities	3,007	3,344
Total liabilities	468,446	424,984
Stockholders' equity
Preferred stock: $.01 par value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 par value, 8,000,000 shares authorized; 5,923,742 issued; 5,756,141 and 5,798,942 outstanding at September 30, 2008
and September 30, 2007, respectively	59	59
Additional paid-in capital	26,209	26,082
Treasury stock: 167,601 and 124,800 shares at September 30, 2008 and
September 30, 2007, respectively	(2,093)	(1,740)
Unearned shares held by Employee Stock Ownership Plan	(1,551)	(1,845)
Retained earnings	23,398	25,717
Accumulated other comprehensive loss, net	(196)	(80)

Total stockholders' equity	45,826	48,193

Total liabilities and stockholders' equity	$514,272	$473,177

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Year
	Ended September 30,
	2008	2007

Interest and dividend income
Loans, including fees	$25,890	$27,096
Investment securities
Taxable	2,543	1,798
Tax-exempt	131	116
Federal Home Loan Bank of New York stock	256	218

Total interest and dividend income	28,820	29,228

Interest expense
Deposits	11,114	12,691
Borrowings	3,178	2,857

Total interest expense	14,292	15,548

Net interest and dividend income	14,528	13,680

Provision for loan losses	4,255	398

Net interest and dividend income after provision for loan losses	10,273	13,282

Other income
Service charges	911	968
Other operating income	513	462
Gains on sales of loans	38	24
Gains on the sales of investment securities	99	-
Losses on the sales of other real estate owned	(97)	-

Total other income	1,464	1,454

Other expenses
Compensation and employee benefits	8,443	7,942
Occupancy expenses	2,659	2,538
Advertising	244	286
Professional fees	704	617
Service fees	567	514
Other expenses	1,981	1,866

Total other expenses	14,598	13,763

Income (loss) before income tax expense	(2,861)	973

Income tax expense	82	257

Net (loss) income	$(2,943)	$716

Net (loss) income per share-basic and diluted	$(0.51)	$0.12

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Years Ended Septmber 30, 2008 and 2007
(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2006	5,923,742	$59	$25,786	$-	$(2,133)	$25,001	$(501)	$48,212

Comprehensive income
Net income	-	-	-	-	-	716	-	716
Other comprehensive income, net of
reclassification adjustments and taxes	-	-	-	-	-	-	421	421
Total comprehensive income								1,137

Purchase of treasury stock	(124,800)	-	-	(1,740)	-	-	-	(1,740)
Allocation of ESOP stock	-	-	26	-	288	-	-	314
Stock-based compensation expense	-	-	270	-	-	-	-	270

Balance, September 30, 2007	5,798,942	$59	$26,082	$(1,740)	$(1,845)	$25,717	$(80)	$48,193

Cumulative adjustment for adoption of FIN 48	-	-	-	-	-	603	-	603

Balance, October 1, 2007 as revised	5,798,942	59	26,082	(1,740)	(1,845)	26,320	(80)	$48,796

Comprehensive loss
Net loss	-	-	-	-	-	(2,943)	-	(2,943)
Change in funded status of retirement obligations,
net of tax benefit of $31	-	-	-	-	-	-	(47)	(47)
Unrealized loss on securities available-for-sale,
net of tax benefit of $249	-	-	-	-	-	-	(389)	(389)
Reclassification adjustment for losses
included in net loss	-	-	-	-	-	-	11	11
Unrealized gain on derivatives, net of
tax expense of $205	-	-	-	-	-	-	309	309
Total comprehensive loss								(3,059)

Purchase of treasury stock	(63,497)	-	-	(633)	-	-	-	(633)
Treasury stock used for restricted stock plan	20,696		(301)	280		21		-
Allocation of ESOP stock	-	-	(37)	-	294	-	-	257
Stock-based compensation expense	-	-	465	-	-	-	-	465

Balance, September 30, 2008	5,756,141	$59	$26,209	$(2,093)	$(1,551)	$23,398	$(196)	$45,826

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended
	September 30,
	2008	2007
Operating activities
Net (loss) income	$(2,943)	$716
Adjustment to reconcile net (loss) income to net cash provided by operating activities
Depreciation expense	1,047	1,145
Premium amortization on investment securities, net	62	158
Mortgage loans originated for sale	-	(3,312)
Proceeds from the sales of loans	5,852	3,312
Provision for loan losses	4,255	398
Gains on sale of loans	(38)	(24)
Gains on sales of investment securities	(99)	-
Losses on the sales of other real estate owned	97	-
ESOP compensation expense	257	314
Stock-based compensation expense	465	270
Deferred income tax provision	-	(185)
Decrease (increase) in accrued interest receivable	344	(303)
Increase in bank owned life insurance	(427)	(377)
Decrease in other assets	2,787	240
Increase (decrease) in accrued interest payable	(1,046)	565
Decrease in accounts payable and other liabilities	(228)	(1,256)
Net cash provided by operating activities	10,385	1,661

Investing activities
Net increase in loans receivable	(38,604)	(36,257)
Purchases of investment securities available for sale	(37,579)	(13,772)
Sales of investment securities held to maturity	2,321	-
Sales of investment securities available for sale	6,869	142
Proceeds from maturities/calls of investment securities held to maturity	2,005	-
Principal repayments on investment securities held to maturity	4,133	5,709
Principal repayments on investment securities available for sale	8,202	4,560
Purchases of bank owned life insurance	-	(137)
Purchases of premises and equipment	(358)	(1,757)
Investment in other real estate owned	(861)	-
Proceeds from the sale of other real estate owned	2,336	-
Purchase (redemption) of Federal Home Loan Bank stock	(1,542)	545
Net cash used in investing activities	(53,078)	(40,967)

Financing activities
Net increase in deposits	6,783	43,175
Stock compensation tax benefit	(1,739)	84
Net increase in escrowed funds	113	14
Proceeds from long-term advances	30,622	10,326
Repayments of long-term advances	(4,023)	(3,662)
Proceeds from short-term advances	6,350	-
Repayments of short-term advances	-	(17,675)
Proceeds from securities sold under agreements to repurchase	5,000	10,000
Repayments of loans payable	-	(2,000)
Purchase of treasury stock	(633)	(1,740)
Net cash provided by financing activities	42,473	38,522

Net decrease in cash and cash equivalents	(220)	(784)

Cash and cash equivalents, beginning of year	5,233	6,017

Cash and cash equivalents, end of year	$5,013	$5,233

Supplemental disclosures of cash flow information
Cash paid for
Interest	$15,337	$14,983
Income taxes	$152	$512
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$4,000	$2,238

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

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

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,555,691, or 43.2%, are held by public stockholders and 167,601, or 2.8%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

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

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing Magyar Bank’s new main office. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and its wholly-owned subsidiaries MagBank Investment Company, Magyar Service Corporation, and Hungaria Urban Renewal, LLC. All intercompany balances and transactions have been eliminated in the financial statements.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the deferred tax asset. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

The Company records income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. At September 30, 2008 and 2007, the Company had no unrecognized losses on investments that would be defined as other-than-temporary under FSP 115-1.

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

The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses the

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or other determination of a confirmed loss. Recoveries on loans previously charged off are also recorded through the allowance.

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

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. The Company continues to recognize interest income on impaired loans where there is no confirmed loss.

The Company follows Financial Accounting Standards Board (FASB) Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. At September 30, 2008 and 2007, the Company did not hold any guarantees subject to FIN 45.

Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”  applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. The Company had no such loans at September 30, 2008 or 2007.

5. Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, and include capitalized expenditures for new facilities, major betterments and renewals. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets for financial reporting purposes and using the mandated methods by asset type for income tax purposes. Leasehold improvements are depreciated using the straight-line method based upon the initial term of the lease.

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2008 and 2007.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

7. Other Real Estate Owned

Real estate properties acquired through loan foreclosures are recorded at the lower of fair value less cost to sell or cost at the time of foreclosure with any write-downs charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the fair value.

8. Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

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

11. Earnings Per Share

Basic earnings (losses) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average common shares outstanding include shares held by the Magyar Bancorp, MHC and shares allocated to the Employee Stock Ownership Plan.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	For the Years Ended September 30,
	2008			2007
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net loss available to common shareholders	$(2,943)	5,791,215	$(0.51)	$716	5,888,059	$0.12

Effect of dilutive securities
Options and grants	-	-	$-	-	-	$-

Diluted EPS
Net loss available to common shareholders plus assumed conversion	$(2,943)	5,791,215	$(0.51)	$716	5,888,059	$0.12

All options were anti-dilutive at September 30, 2008 and 2007.

12. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period.

The income tax effects allocated to comprehensive income (loss) for the year ended September 30, 2008 and 2007 were as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

	September 30,
	2008			2007
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(Dollars in thousands)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$(531)	$212	$(319)	$222	$(82)	$140

Less reclassification adjustment for
net gain realized in net income	(99)	40	(59)	-	-	-

Minimum pension liability	(78)	31	(47)	495	(198)	297

Interest rate derivative	514	(205)	309	72	(88)	(16)

Other comprehensive income (loss), net	$(194)	$78	$(116)	$789	$(368)	$421

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with SFAS No. 133, the unrealized gain remained in other comprehensive income, net of deferred tax expense, at September 30, 2008. The gain will be accreted to income over the previously contracted life of the interest rate collar, which was scheduled to mature June 24, 2013. At September 30, 2008, the book value of the unwound derivative was $595,000, recorded as $357,000 in other comprehensive income, net of deferred tax expense of $238,000.

13. Reclassifications

Certain 2007 amounts have been reclassified to conform to the 2008 financial statement presentation.

14. Bank-Owned Life Insurance

The Company has purchased Bank-Owned Life Insurance policies (“BOLI”). BOLI involves the purchasing of life insurance by the Company on directors and executive officers. The proceeds are used to help defray the costs of non-qualified compensation plans. The Company is the owner and beneficiary of the policies. BOLI is recorded on the consolidated Balance Sheet at its cash surrender value and changes in the cash surrender value are recorded in non-interest income.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

15. New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In March 2008, the FASB issued FSP FAS 157-2 to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November, 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Company’s financial statements include investment securities, impaired loans, residential mortgage loans held for sale, mortgage servicing rights and derivatives. The Company is in the process of assessing the impact of the adoption of SFAS 157 for its fiscal year beginning October 1, 2009 relating to nonfinancial assets and liabilities on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which included an amendment of FASB Statement No. 115. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

In February 2008, FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (as of October 1, 2009 for the Company), with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In April 2008, FASB issued Statement FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 “Goodwill and Other Intangibles”. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.

In May 2008, the Financial Accounting Standards Board (FASB) Issued Statement No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is not expected to result in changes to current practices nor have a material effect on the Company.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (as of October 1, 2009 for the Company). The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements.

In September 2008 FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and  financial guarantees. The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008. The Company does not anticipate a material impact as a result of this statement on its consolidated financial statements.

In September 2008, the SEC and FASB jointly issued a press release clarifying fair value measurement practices in the current market environment.  The key issues discussed in the press release include: the use of internal assumptions to estimate fair value when no relevant market data exists, use of market (broker) quotes to measure fair value, consideration of how transactions from distressed sales or inactive markets impact fair value, and factors to consider in the assessment of other-than-temporary impairment.

NOTE C – STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

2007 Grants
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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2008:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2007	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2008	217,826	$14.61	8.4 years	$-

Exercisable at September 30, 2008	43,565	$14.61	N/A	N/A

The following is a summary of the status of the Company’s non-vested options as of September 30, 2008:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

Weighted
Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2007	217,826	$3.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2008	217,826	$3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2007 and changes during the year ended September 30, 2008:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2007	103,479	$14.55
Granted	1,000	$10.83
Vested	(20,696)	$14.55
Forfeited	-	-
Balance at September 30, 2008	83,783	$14.51

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. During the year ended September 30, 2008, the Company repurchased 167,601 shares of its common stock at an average cost of $9.89 per share. Under the second stock repurchase program, 72,554 shares of the 129,924 shares authorized remained available for repurchase. One of the Company’s intended uses of the repurchased shares is to satisfy awards granted under the 2006 Equity Incentive Plan.

Stock option and stock award expenses included with compensation expense were $162,000 and $303,000, respectively, for the year ended September 30, 2008. The Company had no other stock-based compensation plans as of September 30, 2008, except as disclosed below.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (7.25% at September 30,

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

2008) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $257,000 and $314,000 for the years ended September 30, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares as of September 30, 2008:

Unreleased shares at September 30, 2007	199,927

Shares released for allocation during the
year ended September 30, 2008	26,871

Unreleased shares at September 30, 2008	173,056

Total released shares	44,807

Total ESOP shares	217,863

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
	(Dollars in thousands)
Securities available for sale
U.S. government and government-
sponsored enterprise obligations	$2,237	$-	$(113)	$2,123
Municipal bonds	3,211	-	(107)	3,104
Mortgage-backed securities	44,566	190	(657)	44,099

Total	$50,014	$190	$(877)	$49,326

Securities held to maturity
U.S. government and government-
sponsored enterprise obligations	99	-	(1)	$98
Municipal bonds	132	8	-	140
Mortgage-backed securities	9,387	58	(54)	9,391

Total	$9,618	$66	$(55)	$9,629

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
	(Dollars in thousands)
Securities available for sale
Municipal bonds	$3,214	$10	$(8)	$3,216
Equity securities	-	-	-	-
Mortgage-backed securities	24,217	73	(133)	24,157

Total	$27,431	$83	$(141)	$27,373

Securities held to maturity
U.S. government and government-
sponsored enterprise obligations	2,133	1	(16)	$2,119
Municipal bonds	137	7	-	143
Mortgage-backed securities	15,846	49	(200)	15,695

Total	$18,116	$57	$(216)	$17,957

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s debt securities available-for-sale and held-to-maturity at September 30, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2008
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

Due in one year or less	$-	$-	$4	$4
Due after one year through five years	3,086	3,051	5,164	5,148
Due after five year through ten years	13,075	12,785	884	882
Due after ten years	33,853	33,490	3,566	3,595

Total	$50,014	$49,326	$9,618	$9,629

There were $6.9 million and $2.3 million in sales of mortgage-backed securities from the available-for-sale and the held-to-maturity portfolios, respectively, during the year ended September 30, 2008. In accordance with FAS115, “Accounting for Certain Investments in Debt and Equity Securities”, sales from the held-to-maturity portfolio occurred after the Company had already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due to prepayments on the debt security. The gains on sales of these securities totaled $99,000. There was one sale of $142,000 of equity securities from the available-for-sale portfolio during the year ended September 30, 2007 for no gain or loss.

As of September 30, 2008 and 2007, securities having an estimated fair value of approximately $1,090,000 and $1,137,000, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses for the years ended September 30, 2008 and 2007 are as follows:

		September 30, 2008
		Less Than 12 Months		12 Months Or Greater		Total
Description Of	Number Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
U.S. government and government-
sponsored enterprise obligations	3	$-	$-	$2,221	$115	$2,221	$115
Municipal bonds	6	-	-	3,104	107	3,104	107
Mortgage-backed securities	21	4	1	30,566	710	30,570	711

Total	30	$4	$1	$35,891	$932	$35,895	$933

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

		September 30, 2007
		Less Than 12 Months		12 Months Or Greater		Total
Description Of	Number Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
U.S. government and government-
sponsored enterprise obligations	2	$-	$-	$2,087	$16	$2,087	$16
Municipal bonds	4	$2,298	$8	$-	$-	$2,298	$8
Mortgage-backed securities	27	3,313	7	17,170	326	20,483	333

Total	33	$5,611	$15	$19,257	$342	$24,868	$357

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and not related to any company or industry specific event. At September 30, 2008 and September 30, 2007, there were thirty and thirty-three investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company has the intent and ability to hold these investments until maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2008 and 2007.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,
	2008	2007
	(Dollars in thousands)

One-to-four family residential	$157,867	$152,474
Commercial real estate	92,823	81,275
Construction	92,856	97,150
Home equity lines of credit	15,893	12,894
Commercial business	35,995	26,630
Other	15,294	15,159

Total loans receivable	410,728	385,582
Net deferred loan fees	(77)	(214)
Allowance for loan losses	(4,502)	(3,754)

Total loans receivable, net	$406,149	$381,614

Certain directors and executive officers of the Bank have loans with the Company. Such loans were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers was approximately $3,111,000 and $3,045,000 at September 30, 2008 and

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

2007, respectively. Total principal additions were approximately $216,000 and total principal repayments were approximately $150,000 for the year ended September 30, 2008.

At September 30, 2008 and 2007, the Company was servicing loans for others amounting to approximately $2,300,000 and $2,827,000, respectively. The Company’s held mortgage servicing rights in the amount of $14,000 and $21,000 at September 30, 2008 and 2007, respectively. Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $31,000 and $32,000 at September 30, 2008 and 2007, respectively.

The following summarizes the activity in the allowance for loan losses for the years ended September 30, 2008 and 2007:

	September 30,
	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$3,754	$3,892
Provision for loan loss charged to income	4,255	398
Recoveries	18	120
Charge-offs	(3,525)	(656)

Balance, end of year	$4,502	$3,754

At September 30, 2008 and 2007, non-performing loans had a total principal balance of approximately $20,068,000 and $8,048,000, inclusive of non-accrual loans of $13,303,000 and $8,033,000, respectively. The amount of interest income not recognized on non-accrual loans was approximately $743,000 and $885,000 for the years ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and 2007 there were loans totaling $6.8 million and $0, respectively, greater than three months past due on which the Company continued to accrue interest income. These loans were current at September 30, 2008 but had surpassed their contractual maturity dates and were in the process of being extended or renewed. At September 30, 2008 and September 30, 2007, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

The following is a summary of impaired loans:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

	September 30,
	2008	2007
	(Dollars in thousands)

Impaired loans for which an allowance
for credit losses has been provided	$-	$1,184

Impaired loans for which no allowance
for credit losses has been provided	13,304	7,501

Total impaired loans	13,304	8,685

Allowance on impaired loans	-	316

Net impaired loans	$13,304	$8,369

At September 30, 2008 there were no allowances for credit losses provided for the $13.3 million in impaired loans because the Company has written these loans down to reflect the appraised value of collateral, if any, securing the loans. The average recorded investment in impaired loans was $7,700,000 and $8,957,000, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired for the years ended September 30, 2008 and 2007, respectively.

The Company has interest-only mortgage loans with principal balances of $18.4 million and $19.0 million at September 30, 2008 and 2007, respectively. The average interest-only term on these loans is 5 years at which time these loans reset to fully amortize over twenty-five years, on average. As these loans are collateralized by residential real estate and have an average loan-to-value of 67.7% as of September 30, 2008, management does not anticipate any losses on these loans as of September 30, 2008.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings were $136.8 million and $100.5 million as of September 30, 2008 and 2007, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2008	2007
	(Dollars in thousands)

Loans	$1,888	$2,269
Investment securities	78	51
Mortgage-backed securities	211	201

Accrued interest receivable	$2,177	$2,521

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2008	2007
		(Dollars in thousands)

Land	Indefinite	$3,095	$3,095
Buildings and improvements	10-40 years	20,581	20,244
Furniture, fixtures and equipment	5-7 years	3,151	3,130
		26,827	26,469
Less accumulated depreciation and amortization		(5,214)	(4,167)

		$21,613	$22,302

For the years ended September 30, 2008 and 2007, depreciation expense included in occupancy expense amounted to approximately $1,047,000 and $1,145,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. The Company owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2008, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $12,751,000, and $761,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2007, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $13,095,000, and $878,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $4.7 million of real estate owned properties at September 30, 2008 and $2.2 million at September 30, 2007. The Company did not incur any write downs on foreclosed properties during the years ended September 30, 2008 and 2007. There was no additional write-down recorded on these properties at September 30, 2008. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

NOTE I - DEPOSITS

A summary of deposits by type of account follows (in thousands):
	September 30,
	2008	2007
	(Dollars in thousands)

Demand accounts	$24,699	$21,514
Savings accounts	34,081	35,577
NOW accounts	36,163	32,158
Money market accounts	73,775	78,979
Certificate of deposit	177,279	172,063
Retirement accounts	29,563	28,486

	$375,560	$368,777

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $156,944,000 and $145,552,000 at September 30, 2008 and 2007, respectively.

At September 30, 2008, certificates of deposit (including individual retirement accounts) have contractual maturities as follows (in thousands):

Year
2009	$157,231
2010	29,808
2011	2,880
2012	12,150
2013	4,773

$206,842

NOTE J - BORROWINGS

1.  Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2008 and September 30, 2007 totaled approximately $55,384,000 and $28,784,000, respectively. These advances had a weighted average interest rate of 5.45% and 4.61% for the years ended September 30, 2008 and 2007, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

Long term FHLBNY advances as of September 30, 2008 mature as follows (in thousands):

Year
2009	$7,757
2010	10,858
2011	10,853
2012	2,813
2013	9,143
Thereafter	13,960
$55,384

Additionally, the Company has established two short-term borrowing arrangements with the FHLBNY:  (1) an Overnight Line of Credit and (2) a One-Month Overnight Repricing Line of Credit in the amount of $50,420,000 each.  Each of the foregoing expires on July 31, 2009. For the periods ended September 30, 2008 and 2007, the Company had aggregate balances of $17,550,000 and $11,200,000, respectively, outstanding under these short term arrangements.

Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	September 30,
	2008	2007
	(Dollars in thousands)

Balance at end of year	$17,550	$11,200
Weighted average balance during the year	20,409	28,828
Weighted average interest rate at the end of year	2.20%	5.24%
Maximum month-end balance during the year	39,800	42,300
Average interest rate during the year	2.93%	5.36%

As of September 30, 2008, the Company had the ability to borrow an additional $79,938,000 using available collateral.

2.  Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the consolidated balance sheet. At September 30, 2008 and 2007, the Company had repurchase agreements of approximately $15,000,000 and $10,000,000, respectfully. These agreements are collateralized by securities underlying the agreements and are held in safekeeping with the transaction’s counter-party. At September 30, 2008, the fair value of the FHLB obligation and mortgage-backed investment security collateral for these agreements totaled approximately $16,935,000.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to-four family residential houses. The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing released and servicing retained during the year ended September 30, 2008 were $0 and $5.9

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

million, respectively. Loans sold with servicing released and servicing retained during the year ended September 30, 2007 were $0 and $3.3 million, respectively. The Company accounts for sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Upon sale, the receivables are removed from the balance sheet and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

Gains on sales of loans, representing the difference between the total sales price received for the loans and the allocated cost of the loans, are recognized when mortgage loans are sold and delivered to the purchasers. Loans have been sold on a servicing released basis and servicing retained basis. Loans are accounted for as sold when control of the mortgage is surrendered. Control over the mortgage loans is deemed surrendered when (1) the mortgage loans have been isolated from the Company, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the mortgage loans and (3) the Company does not maintain effective control over the mortgage loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the mortgage loans before maturity, or (b) the ability to unilaterally cause the buyer to return specific mortgage loans.

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the balance sheet.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2008, we were servicing loans sold in the amount of $2.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were approximately $14,000 and $21,000 at September 30, 2008 and 2007, respectively, and are included in other assets on the consolidated balance sheet. Amortization of mortgage servicing rights was approximately $5,000 and $7,000 for the years ended September 30, 2008 and 2007, respectively.  Fair values are estimated using discounted cash flows based on a current market interest rate.

NOTE L - INCOME TAXES

The income tax expense (benefit) is comprised of the following components for the years ended September 30, 2008 and September 30, 2007.

	September 30,
	2008	2007
	(Dollars in thousands)
Current	$(478)	$72
Deferred	560	185
	$82	$257

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

A reconciliation of income tax at the statutory tax rate to the effective income tax expense (benefit) for the years ended September 30 is as follows:

	September 30,
	2008	2007
	(Dollars in thousands)
Income tax (benefit) expense at statutory rate	$(973)	$331
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(66)	47
Tax-exempt income, net	(185)	(161)
Nondeductible expenses	11	5
Share based compensation	34	20
Employee stock ownership plan	9	28
Reversal of FIN 48 liability	(90)	-
Increase in valuation allowance	1,287	-
Other, net	55	(13)
Total income tax expense	$82	$257

The major sources of temporary differences and their deferred tax effect at September 30, 2008 and 2007 are as follows:

	September 30,
	2008	2007
	(Dollars in thousands)

Allowance for loan losses	$1,798	$1,083
Deferred loan fees	271	178
Employee benefits	296	258
Charitable contributions	577	580
Net operating losses	370	-
Net unrealized losses, investment securities available-for-sale	270	18
Unrealized loss, minimum pension liability	145	114
Gross deferred tax asset	3,727	2,231

Depreciation	(1,660)	(1,782)
Discount accretion on investments	(79)	(99)
Unrealized gain, derivative contracts	(55)	(88)
Gross deferred tax liability	(1,794)	(1,969)

Net deferred tax asset	1,933	262

Valuation Allowance	(1,573)	(75)

Net deferred tax asset, included in other assets	$360	$187

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2008.

The net change in the total valuation allowance for the year ended September 30, 2008 was an increase of $1,498,000 due to posting a full valuation allowance in the current year. At September 30, 2008 the Company had approximately $459,000 of Federal and $3,592,000 of state net operating loss carryforwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carryforward will begin to expire in 2028. The state net operating losses will expire in 2015, if not utilized.

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

The Company applied FIN 48 to all tax positions for which the statute of limitations remained open and was effective October 1, 2007 for the Company. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $416,000 in deferred tax assets and a decrease of approximately $187,000 in the liability for unrecognized tax benefits, which was accounted for as a $603,000 increase to the October 1, 2007 balance of retained earnings. Also included in the current year’s tax expense was approximately $90,000 of tax benefit relating to the reversal of a tax liability on which the statute of limitations expired in June 2008.

The Company and its subsidiaries file a consolidated federal income tax return and separate company New Jersey returns. The Company is subject to examinations for the tax years September 30, 2005 and forward.  The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. At September 30, 2008, the Company has no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements. We record interest and penalty on the statement of operations as other expenses.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at September 30, 2008 and September 30, 2007. The funded status and amounts recognized in the Company’s consolidated balance sheet at September 30, 2007 actuarially determined as of June 30, 2007.

	At September 30,
	2008	2007
	(Dollars in thousands)

Actuarial present value of benefit obligations	$2,685	$3,074

Change in benefit obligations
Projected benefit obligation, beginning	$3,074	$3,313
Decrease due to increase in the discount rate	(467)	(278)
Interest cost	191	186
Actuarial gain (loss)	3	(46)
Annuity payments and lump sum distributions	(116)	(101)

Projected benefit obligation, end	$2,685	$3,074

Change in plan assets
Market value of assets, beginning	$2,641	$2,374
Actual return (loss) on plan assets	(399)	301
Administrative expense	(13)	-
Employer contributions	6	4
Annuity payments and lump sum distributions	(116)	(101)

Market value of assets, end	$2,119	$2,578

Funded Status	$(566)	$(496)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

Net pension cost for the years ended September 30, 2008 and 2007 included the following components:

	September 30,
	2008	2007
	(Dollars in thousands)

Service cost benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	191	186
Expected return on plan assets	(193)	(173)
Amortization of unrecognized loss	-	43

Net Pension Cost	$(2)	$56

For 2008, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50%. For 2007, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25%.

The long-term rate-of-return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations are applied to the plan’s target allocation, the expected long-term rate of return on assets is determined to be 7.50% for 2008 and 2007.

Current Asset Allocation

The Company’s pension plan weighted-average asset allocations at September 30, 2008 and 2007, by asset category are as follows:

	September 30,
	2008	2007

Equity securities	52%	61%
Debt securities (Bond Mutual Funds)	48%	36%
Other (Money Market Fund)	0%	3%

Total	100%	100%

The Company expects no refunds from the benefit plan during the following 12 month period.

Expected Contributions

For the fiscal year ending September 30, 2009, the Company expects to contribute $175,000 to the Plan.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

Estimated Future Benefit Payments

The following benefit payments, which reflect approximate expected future service, as appropriate, are expected to be paid as follows (in thousands):

10/01/2008 - 09/30/2009	$143
10/01/2009 - 09/30/2010	154
10/01/2010 - 09/30/2011	157
10/01/2011 - 09/30/2012	161
10/01/2012 - 09/30/2013	165
Years 2013-2017	918
$1,698

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. The approximately ($566,000) and ($496,000) funded status of the plan has been reflected as a liability in the Company’s statement of financial position and as a component of accumulated other comprehensive income, net of tax, for the years ended September 30, 2008 and 2007, respectively. Statement 158 also required fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008 but was adopted by the Company during the year ended September 30, 2008. The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost.

NOTE N - NONQUALIFIED COMPENSATION PLAN

The Company maintains a Supplemental Executive Retirement Plan (SERP) for the benefit of its senior officers. In addition, the Company also adopted voluntary Deferred Income and Emeritus Plans on behalf of its directors and those directors elected by the Board as “Director Emeritus.” The SERP provides the Company with the opportunity to supplement the retirement income of selected officers to achieve equitable wage replacement at retirement while the Deferred Income Plan provides participating directors with an opportunity to defer all or a portion of their fees into a tax deferred accumulation account for future retirement. The Director Emeritus Plan enables the Company to reward its directors for longevity of service in consideration of their availability and consultation at a sum equal to a fifteen year certain annuity based on fifty-percent of last years’ Board fee. The SERP is based upon achieving retirement benefits equal to two percent multiplied by the number of service years multiplied by the final salary.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2008 and 2007, the Life Insurance Contracts had cash surrender values of approximately $10,547,000 and $10,120,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. As of September 30, 2008 and 2007, the Company had accrued approximately $23,000 and $45,000, respectively, for benefits under these Plans.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document.  Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed approximately $197,000 and $170,000 to the plan for the years ended September 30, 2008 and 2007, respectively.

NOTE P - COMMITMENTS

1. Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the year ended September 30, 2008 (in thousands):

2009	$286
2010	286
2011	286
2012	150
2013	135
Thereafter	2,758

$3,901

The total rental expense was approximately $408,000 and $400,000 for the years ended September 30, 2008 and 2007, respectively.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible.

As of September 30, 2008, the Company held one Prime-based interest rate floor. The counterparty in the transaction is Wachovia Bank, N.A. In accordance with SFAS No. 133 cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of each interest rate derivative contract as of September 30, 2008 and 2007.

				Fair Value
	Notional		Maturity	at September 30,
	Amount	Strike	Date	2008	2007
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$205	$64

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with SFAS No. 133, the unrealized gain remained in other comprehensive income, net of deferred tax expense at September 30, 2008. The gain will be accreted to income over the previously contracted life of the interest rate collar, which was scheduled to mature June 24, 2013. At September 30, 2008, the book value of the unwound derivative was $595,000, recorded as $357,000 in other comprehensive income, net of deferred tax expense of $238,000.

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

At September 30, 2008 and 2007, the Company had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans.  These commitments were comprised of fixed and variable rate loans.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

	September 30,
	2008	2007

Financial instruments whose contract amounts	(Dollars in thousands)
represent credit risk:
Letters of credit	$1,620	$1,047
Unused lines of credit	$38,427	$33,173
Fixed rate loan commitments	$10,202	$9,765
Variable rate loan commitments	$36,371	$31,446

	86,620	75,431

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2008 and 2007 are as follows:

	September 30,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$58,944	$58,955	$45,489	$45,330
Loan, net of allowance for loan losses	$406,149	$404,078	$381,614	$376,810
Bank owned insurance policies	$10,547	$10,547	$10,120	$10,120

Financial liabilities
Deposits
Demand, NOW and money market savings	$168,718	$168,718	$168,228	$168,228
Certificates of deposit	206,842	207,581	200,549	200,655

Total deposits	$375,560	$376,299	$368,777	$368,883

Borrowings	$87,934	$89,202	$49,985	$50,114

Interest rate derivatives	$205	$205	$429	$429

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2008
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	50,523	12.99%	31,121	≥ 8.00%	N/A	N/A
Magyar Bank	44,365	11.40%	31,121	≥ 8.00%	38,901	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	46,021	11.83%	15,561	≥ 4.00%	N/A	N/A
Magyar Bank	39,863	10.25%	15,560	≥ 4.00%	23,340	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	46,021	9.20%	15,002	≥ 3.00%	N/A	N/A
Magyar Bank	39,863	8.61%	15,002	≥ 3.00%	25,003	≥ 5.00%

As of September 30, 2007
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	51,854	14.07%	29,491	≥ 8.00%	N/A	N/A
Magyar Bank	41,287	11.20%	29,490	≥ 8.00%	36,863	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	48,100	13.05%	14,745	≥ 4.00%	N/A	N/A
Magyar Bank	37,533	10.18%	14,745	≥ 4.00%	22,118	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	48,100	10.44%	13,819	≥ 3.00%	N/A	N/A
Magyar Bank	37,533	7.94%	13,819	≥ 3.00%	23,031	≥ 5.00%

As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At September 30, 2008, management believes that the Bank meets all capital adequacy requirements to which it is subject.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2008 and 2007

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

On January 23, 2006, the Company completed its Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding. A principal part of the Reorganization was (i) the formation of Magyar Bancorp, MHC as a New Jersey-chartered mutual holding company, (ii) the formation of Magyar Bancorp, MHC as a capital stock corporation and a wholly-owned subsidiary of Magyar Bancorp, MHC, and (iii) the conversion of the Bank to a stock Bank, which is a New Jersey-chartered stock savings bank and a wholly-owned subsidiary of Magyar Bancorp, MHC as long as Magyar Bancorp, MHC is in existence. Magyar Bancorp, MHC will always own at least a majority of the Company’s common stock so long as Magyar Bancorp, MHC is in existence.  The Reorganization was approved by the Commissioner, the FDIC, and the FRB.

Concurrently with the Reorganization, the Company offered for sale 45.97% of its Common Stock in the Stock Offering on a priority basis to qualifying depositors and Tax-Qualified Employee Plans of the Bank. The Stock Offering was conducted in accordance with applicable federal and state laws and regulations. 3,200,450 shares of Common Stock of the Company were issued to Magyar Bancorp, MHC, and 2,618,550 shares of Common Stock of the Company were sold to depositors of the Bank at $10.00 per share (the "Stock Offering"). The gross offering proceeds were $26,185,500 and net proceeds after offering and conversion costs were $24,782,000.

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

There has been no change in Magyar Bancorp, Inc.’s internal control over financial reporting during Magyar Bancorp, Inc.’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.’s internal control over financial reporting.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2008 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

ITEM 13.	Exhibits

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
14	Code of Ethics***
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

MAGYAR BANCORP, INC.

December 18, 2008	By:	/s/ Elizabeth E. Hance
Date		Elizabeth E. Hance
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Elizabeth E. Hance	President and Chief Executive Officer	December 18, 2008
Elizabeth E. Hance	(Principal Executive Officer)

/s/ Jon R. Ansari	Senior Vice President and	December 18, 2008
Jon R. Ansari	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 18, 2008
Joseph J. Lukacs, Jr.

/s/ Andrew Hodulik	Director	December 18, 2008
Andrew Hodulik

/s/ Thomas Lankey	Director	December 18, 2008
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 18, 2008
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 18, 2008
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 18, 2008
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 18, 2008
Edward C. Stokes