Form 10KSB/A
period 2008-09-30
Magyar Bancorp, Inc.
filed 2009-01-07
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                        AMENDMENT NO. 1 ON FORM 10-KSB/A

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2008

                                       OR

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission File Number: 000-51726

                              Magyar Bancorp, Inc.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                       20-4154978
--------------------------------------         -------------------------------
(State or Other Jurisdiction                   (I.R.S. Employer Identification
 of Incorporation or Organization)              Number)

400 Somerset Street, New Brunswick, New Jersey              08901
----------------------------------------------            ----------
(Address of Principal Executive Office)                   (Zip Code)

                                 (732) 342-7600
                 -----------------------------------------------
                 (Issuer's Telephone Number including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
           Title of Class                           On Which Registered
           --------------                           -------------------

Common Stock, par value $0.01 per share        The NASDAQ Stock Market, LLC

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. |_|

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

     The Registrant's revenues for the fiscal year ended September 30, 2008 were $30.4 million.

     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 18, 2008 was $15.8 million. As of December 18, 2008, there were 5,923,742 shares issued and 5,749,741 outstanding of the Registrant's Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the Registrant's mutual holding company.

                                Explanatory Note

During the fiscal year ended September 30, 2008, Magyar Bancorp, Inc. (the "Company") established a system of internal control over financial reporting and assessed the effectiveness of such internal control as of September 30, 2008. This Amendment No. 1 on Form 10-KSB/A amends the Company's Annual Report on Form 10-KSB, originally filed by the Company at the SEC on December 29, 2008 (the "Original Filing"). This Amendment No. 1 (i) supplements Item 8A to report on management's conclusions regarding the effectiveness of such internal control and (ii) supplements the officer certifications included in Exhibits 31.1 and
31.2 to include the required certification related to the Company's internal control over financial reporting.

This Amendment No. 1 consists of the cover page to the Form 10-KSB, this Explanatory Note, Item 8A, the Signature Page and Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

ITEM 8A.    Controls and Procedures
--------    -----------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Magyar Bancorp, Inc. files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

     The management of Magyar Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Magyar Bancorp Inc.'s internal control system was designed to provide reasonable assurance to the Magyar Bancorp, Inc.'s management and board of directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2008, the Company's internal control over financial reporting was effective based on those criteria.

     The Annual Report on Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                MAGYAR BANCORP, INC.




January 7, 2009                     By:   /s/ Elizabeth E. Hance
---------------                           ----------------------------------
Date                                      Elizabeth E. Hance
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)




     In accordance with the Exchange Act, this Amendment No. 1 on form 10-KSB/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ Elizabeth E. Hance
      --------------------------------------
Elizabeth E. Hance
President and Chief Executive Officer
(Principal Executive Officer)                                  January 7, 2009




By:   /s/ Jon R. Ansari
      ------------------------------
Jon R. Ansari
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)                   January 7, 2009