Form 10-Q
period 2008-12-31
Magyar Bancorp, Inc.
filed 2009-02-13
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

Commission File Number      000-51726

Magyar Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732) 342-7600
(Issuer’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☑     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2009
Common Stock, $0.01 Par Value	5,749,741

MAGYAR BANCORP, INC.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)
	December 31,	September 30,
	2008	2008
	(Unaudited)
Assets
Cash	$3,448	$4,756
Interest earning deposits with banks	359	257
Total cash and cash equivalents	3,807	5,013

Investment securities - available for sale, at fair value	65,322	49,326
Investment securities - held to maturity, at amortized cost (fair value of $9,183
and $9,629 at December 31, 2008 and September 30, 2008, respectively)	9,215	9,618
Federal Home Loan Bank of New York stock, at cost	4,865	3,867
Loans receivable, net of allowance for loan losses of $7,517 and $4,502 at
December 31, 2008 and September 30, 2008, respectively	418,304	406,149
Bank owned life insurance	10,654	10,547
Accrued interest receivable	2,218	2,177
Premises and equipment, net	21,372	21,613
Other real estate owned	5,921	4,666
Other assets	1,076	1,296

Total assets	$542,754	$514,272
Liabilities and Stockholders' Equity
Liabilities
Deposits	$384,908	$375,560
Escrowed funds	1,244	1,285
Federal Home Loan Bank of New York advances	95,122	72,934
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	717	660
Accounts payable and other liabilities	3,012	3,007

Total liabilities	500,003	468,446

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,749,741 and 5,756,141 outstanding at December 31, 2008
and September 30, 2008, respectively, at cost	59	59
Additional paid-in capital	26,325	26,209
Treasury stock: 174,001 and 167,601 shares at December 31, 2008 and
September 30, 2008, respectively, at cost	(2,143)	(2,093)
Unallocated common stock held by Employee Stock Ownership Plan	(1,542)	(1,551)
Retained earnings	19,538	23,398
Accumulated other comprehensive gain (loss), net	514	(196)

Total stockholders' equity	42,751	45,826

Total liabilities and stockholders' equity	$542,754	$514,272

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2008	2007
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,798	$6,925
Investment securities
Taxable	834	605
Tax-exempt	33	32
Federal Home Loan Bank of New York stock	(17)	53

Total interest and dividend income	6,648	7,615

Interest expense
Deposits	2,439	3,383
Borrowings	813	666

Total interest expense	3,252	4,049

Net interest and dividend income	3,396	3,566

Provision for loan losses	4,002	223

Net interest and dividend income (loss)
after provision for loan losses	(606)	3,343

Other income
Service charges	206	281
Other operating income	110	109
Losses on the sales of other real estate owned	-	(50)

Total other income	316	340

Other expenses
Compensation and employee benefits	2,028	2,063
Occupancy expenses	645	662
Advertising	70	62
Professional fees	167	143
Service fees	145	138
Other expenses	496	453

Total other expenses	3,551	3,521

Income (loss) before income tax expense	(3,841)	162

Income tax expense	19	20

Net income (loss)	$(3,860)	$142

Net income (loss) per share-basic and diluted	$(0.67)	$0.02

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended December 31, 2008
(In Thousands, Except for Share Amounts)
(Unaudited)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2008	5,756,141	$59	$26,209	$(2,093)	$(1,551)	$23,398	$(196)	$45,826

Comprehensive loss
Net loss	-	-	-	-	-	(3,860)	-	(3,860)
Unrealized gain on securities available-for-sale, net of tax expense of $410	-	-	-	-	-	-	655	655
Unrealized gain on derivatives, net of tax expense of $36	-	-	-	-	-	-	55	55
Total comprehensive loss								(3,150)

Purchase of treasury stock	(6,400)	-	-	(50)	-		-	(50)
Allocation of ESOP stock	-	-	-	-	9	-	-	9
Stock-based compensation expense	-	-	116	-	-	-	-	116

Balance, December 31, 2008	5,749,741	$59	$26,325	$(2,143)	$(1,542)	$19,538	$514	$42,751

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Three Months
	December 31,
	2008	2007
	(Unaudited)
Operating activities
Net income (loss)	$(3,860)	$142
Depreciation expense	274	287
Premium amortization on investment securities, net	13	(9)
Provision for loan losses	4,002	223
Losses on the sales of other real estate owned	-	50
ESOP compensation expense	9	68
Stock-based compensation expense	116	116
Deferred income tax provision	-	145
Decrease (increase) in accrued interest receivable	(41)	146
Increase in bank owned life insurance	(107)	(107)
Decrease in other assets	(168)	(833)
Increase in accrued interest payable	57	288
Increase in accounts payable and other liabilities	5	482
Net cash provided by operating activities	300	998

Investing activities
Net increase in loans receivable	(18,324)	(9,439)
Purchases of investment securities available for sale	(16,590)	(9,315)
Principal repayments on investment securities held to maturity	401	1,068
Principal repayments on investment securities available for sale	1,648	2,504
Purchases of premises and equipment	(33)	(76)
Proceeds from the sale of other real estate owned	914	908
Purchase of Federal Home Loan Bank stock	(998)	(559)
Net cash used in investing activities	(32,982)	(14,909)

Financing activities
Net increase (decrease) in deposits	9,348	(4,589)
Stock compensation tax benefit	31	102
Net increase (decrease) in escrowed funds	(41)	32
Proceeds from long-term advances	4,000	4,478
Repayments of long-term advances	(262)	(252)
Proceeds of short-term advances	18,450	8,200
Proceeds of securities sold under agreements to repurchase	-	5,000
Purchase of treasury stock	(50)	(81)
Net cash provided by financing activities	31,476	12,890

Net increase (decrease) in cash and cash equivalents	(1,206)	(1,021)

Cash and cash equivalents, beginning of period	5,013	5,233

Cash and cash equivalents, end of period	$3,807	$4,212

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,195	$3,835
Income taxes	$-	$-
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,169	$-

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Magyar Bancorp, Inc. (the “Company”), its wholly owned subsidiary Magyar Bank, and the Bank’s wholly owned subsidiaries Magyar Service Corporation, Hungaria Urban Renewal, LLC, and MagBank Investment Company. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The September 30, 2008 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No.141(R), “Business Combinations.” SFAS No. 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141(R) applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2008 and 2007 was calculated by dividing net income by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the three months ended December 31, 2008 and 2007. The following table shows the company’s earnings per share for the periods presented:

	For the Three Months
	Ended December 31,
	2008	2007
	(In thousands except for per share data)

Income (loss) applicable to common shares	$(3,860)	$142
Weighted average number of common shares
outstanding - basic	5,765	5,809
Stock options and restricted stock	-	-
Weighted average number of common shares
and common share equivalents - diluted	5,765	5,809

Basic earnings per share	$(0.67)	$0.02

Diluted earnings per share	N/A	$0.02

Options to purchase 217,826 shares of common stock at a weighted average price of $14.61, and 83,783 shares of restricted stock at a weighted average price of $14.51 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2008, because the option price was greater than the average market price. Options to purchase 217,826 shares of common stock at an average price of $14.61, and 103,479 shares of restricted stock at an average price of $14.55 were outstanding and not included in the computation of diluted earnings per share in the quarter ended December 31, 2007.

NOTE E – STOCK-BASED COMPENSATION

The Company accounts for its share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2008:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2008	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2008	217,826	$14.61	8.2 years	$-

Exercisable at December 31, 2008	43,565	-	N/A	N/A

On March 1, 2008, recipients of stock options under the 2006 Equity Incentive Plan were entitled to 20% of the options awarded, or 43,565 shares. The following is a summary of the status of the Company’s non-vested options as of December 31, 2008:

Weighted
Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2008	174,261	$3.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2008	174,261	$3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2008 and changes during the three months ended December 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2008	83,783	$14.51
Granted	-	-
Forfeited	-	-
Balance at December 31, 2008	83,783	$14.51

Stock option and stock award expenses included with compensation expense were $40,000 and $76,000, respectively, for the three months ended December 31, 2008.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. At December 31, 2008, the Company had repurchased a total of 194,697 shares of its common stock at an average cost of $12.44 per share under both programs. Under the stock repurchase program, 66,154 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2008. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan. On March 1, 2008, recipients of stock awards under the 2006 Equity Incentive Plan were entitled to 20% of the shares awarded, or 20,696 shares. Accordingly, these shares were distributed from the Company’s treasury stock in March 2008.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meets the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (7.25% at January 1, 2008) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2008, shares allocated to participants totaled 44,807. Unallocated ESOP shares held in suspense totaled 173,056 at December 31, 2008 and had a fair market value of $1,028,000. The Company's contribution expense for the ESOP was $10,000 and $68,000 for the three months ended December 31, 2008 and 2007, respectively.

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income and the related income tax effects are as follows (in thousands):

	Three Months Ended December 31,
	2008			2007
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains arising
during period on:

Available-for-sale investments	$1,065	$(410)	$655	$56	$(10)	$46

Interest rate derivatives	91	(36)	55	368	(147)	221

Other comprehensive income, net	$1,156	$(446)	$710	$424	$(157)	$267

NOTE G – FAIR VALUE MEASUREMENTS

Effective October 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” and related interpretations, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.

The following disclosures, which include certain disclosures which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 157.

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights, loans receivable and other real estate owned, or OREO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

In accordance with SFAS No. 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 -     Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 -     Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 -     Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Our securities available-for-sale portfolio consists of U.S government and government-sponsored enterprise obligations, municipal bonds, and mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Derivative financial instruments
The Company uses interest rate floors to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2008.

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Investment securities available-for-sale	$65,322	$-	$65,322	$-
Derivatives	341	-	341	-
	$65,663	$-	$65,663	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net
Mortgage Servicing Rights (MSR’s) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.

Impaired Loans
Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. As used in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS114), and in Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), as amended, all amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. FAS 114 established three impairment measurement methods, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral if the asset is collateral dependent. The regulatory agencies require this method for loans from which repayment is expected to be provided solely by the underlying collateral. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.

Other Real Estate Owned
Other real estate owned is carried at lower of cost or estimated fair value. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2008.

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Mortgage servicing rights	$13	$-	$-	$13
Impaired loans	19,774	-	-	19,774
Other real estate owned	5,921	-	-	5,921
	$25,708	$-	$-	$25,708

NOTE H - INVESTMENT SECURITIES

The following table sets forth the composition of our investment securities portfolio (in thousands):

	December 31,		September 30,
	2008		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
Securities available for sale:
U.S. government and government-
sponsored enterprise obligations	$-	$-	$2,237	$2,123
Municipal bonds	2,237	2,257	3,211	3,104
Equity securities	3,211	3,285	-	-
Mortgage-backed securities	59,497	59,780	44,566	44,099

Total securities available for sale	$64,945	$65,322	$50,014	$49,326

Securities held to maturity:
U.S. government and government-
sponsored enterprise obligations	$97	$94	$99	$98
Municipal bonds	132	140	132	140
Mortgage-backed securities	8,986	8,949	9,387	9,391

Total securities held to maturity	$9,215	$9,183	$9,618	$9,629

NOTE I – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):

	December 31,	September 30,
	2008	2008
	(Unaudited)

One-to four-family residential	$161,909	$157,867
Commercial real estate	99,191	92,823
Construction	93,111	92,856
Home equity lines of credit	18,633	15,893
Commercial business	38,841	35,995
Other	14,127	15,294

Total loans receivable	425,812	410,728
Net deferred loan costs (fees)	9	(77)
Allowance for loan losses	(7,517)	(4,502)

Total loans receivable, net	$418,304	$406,149

At December 31, 2008 and September 30, 2008, non-performing loans had a total principal balance of $21,800,000 and $20,068,000, respectively. The amount of interest income not recognized on loans was $823,000 and $217,000 for the three month periods ended December 31, 2008 and 2007, respectively.

NOTE J - OTHER REAL ESTATE OWNED

The Company held $5.9 million of other real estate owned properties at December 31, 2008 and $4.7 million of other real estate owned properties at September 30, 2008.

The Company did not incur any write downs on properties foreclosed upon during the three months ended December 31, 2008. Additionally, there were no further charges to expense for properties held the entire quarter. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	December 31,	September 30,
	2008	2008
	(Unaudited)

Demand accounts	$24,169	$24,699
Savings accounts	38,535	34,081
NOW accounts	33,513	36,163
Money market accounts	68,471	73,775
Certificate of deposit	189,430	177,279
Retirement accounts	30,790	29,563

	$384,908	$375,560

NOTE L – INCOME TAXES

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carryforwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2008.

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

	December 31,	September 30,
	2008	2008
	(Unaudited)
Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$1,902	$1,620
Unused line of credits	38,268	38,427
Fixed rate loan commitments	7,100	10,202
Variable rate loan commitments	13,764	36,371

	$61,034	$86,620

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed in the Company’s filings with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Deferred Income Taxes. The Company records income taxes in accordance with “SFAS” No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Total assets increased $28.5 million, or 5.5%, to $542.8 million at December 31, 2008 from $514.3 million at September 30, 2008, represented by significant growth in net loans receivable and in investment securities.

Net loans receivable increased $12.2 million, or 3.0%, to $418.3 million at December 31, 2008 from $406.1 million at September 30, 2008. During the three months ended December 31, 2008, one- to four-family residential mortgage loans increased $4.0 million, or 2.6%, to $161.9 million. In addition, commercial real estate loans and commercial business loans increased $6.4 million, or 6.9%, and $2.8 million, or 7.9%, to $99.2 million and $38.8 million, respectively. Construction loans increased $0.3 million, or 0.3%, to $93.1 million at December 31, 2008 from $92.9 million at September 30, 2008.

At December 31, 2008, the significant loan categories in terms of the percent of total loans were 38.0% in one- to four-family residential mortgage loans, 23.3% in commercial real estate loans, and 21.9% in construction loans. At September 30, 2008 these categories in terms of the percent of total loans were 38.4% in one- to four-family residential mortgage loans, 22.6% in commercial real estate loans, and 22.6% in construction loans. The remaining total loans were comprised of 9.1% commercial business, 4.4% home equity lines of credit and 3.3% of other loans, which consisted primarily of stock-secured consumer loans. Throughout 2009 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial business and real estate loans.

Total non-performing loans increased $1.7 million to $21.8 million at December 31, 2008 from $20.1 million at September 30, 2008. Adverse economic conditions have led to an increase in non-performing loans, particularly in the Company’s construction loan portfolio. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by rapid deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

The ratio of non-performing loans to total loans receivable was 5.1% at December 31, 2008 compared with 4.9% at September 30, 2008. Accordingly, the allowance for loan losses increased $3.0 million to $7.5 million or 34.5% of non-performing loans at December 31, 2008 compared with $4.5 million or 22.4% of non-performing loans at September 30, 2008. Provisions for loan loss during the three months ended December 31, 2008 were $4.0 million while net charge-offs were $987,000. The allowance for loan losses was 1.8% of gross loans outstanding at December 31, 2008 and 1.1% of gross loans outstanding at September 30, 2008. In connection with its most recent regular examination of the Bank, the FDIC requested and the Bank’s board of directors agreed in December 2008 to certain corrective actions, which related to the implementation of an enhanced loan review program, an enhanced credit administration program, and the reduction of adversely classified, special mention and delinquent assets.

Securities available-for-sale increased $16.0 million, or 32.4%, to $65.3 million at December 31, 2008 from $49.3 million at September 30, 2008. The increase was the result of purchases of U. S. government-sponsored enterprise obligations during the quarter totaling $16.6 million.

Other real estate owned (OREO) increased $1.3 million during the three months to $5.9 million at December 31, 2008. The foreclosure of a banquet facility located in Lodi, New Jersey resulted in a $2.2 million increase in the balance of OREO. The Bank was in the process of evaluating offers to purchase the property at December 31, 2008. The OREO increase was partially offset by a decrease of $915,000 during the three months ended December 31, 2008 from deposits to purchase four of the six residential lots owned in Rumson, New Jersey. The carrying value of other real estate owned represents the lower of cost or the Bank’s net realizable value at December 31, 2008.

Total deposits increased $9.3 million, or 2.5%, to $384.9 million at December 31, 2008. The increase was primarily due to balances of certificates of deposit, which increased $12.2 million, or 6.9%, to $189.4 million at December 31, 2008 from $177.3 million at September 30, 2008. The $12.2 million increase included a $10.8 increase in CDARS time deposits, a CD instrument that provides FDIC insurance up to $50 million. Saving accounts increased $4.5 million, or 13.1%, to $38.5 million at December 31, 2008 from $34.1 million at September 30, 2008. Other significant changes in total deposits over the three month period included decreases in money market accounts of $5.3 million, or 7.2%, to $68.5 million, and in interest-bearing NOW accounts of $2.7 million, or 7.3%, to $33.5 million.

Borrowings from the Federal Home Loan Bank of New York increased $22.2 million, or 30.4% to $95.1 million at December 31, 2008 from $72.9 million at September 30, 2008. Proceeds from the advances were used to fund loan growth and the purchase of investment securities.

Stockholders’ equity decreased $3.0 million, or 6.7%, to $42.8 million at December 31, 2008 from $45.8 million at September 30, 2008. The decrease was attributable to a net loss of $3.9 million recorded during the Company’s first fiscal quarter, partially offset by accumulated other comprehensive gains of $710,000. For the three months ended December 31, 2008, 6,400 shares of Company stock were repurchased totaling $50,000 during the period.

Average Balance Sheets for the Three Months Ended December 31, 2008 and 2007

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended December 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Unaudited)
Interest-earning assets:
Interest-earning deposits	$202	$1	0.92%	$227	$2	4.31%
Loans receivable, net	414,202	5,798	5.55%	386,209	6,925	7.11%
Securities
Taxable	65,331	833	5.06%	43,908	603	5.44%
Tax-exempt (1)	3,259	50	6.02%	3,364	49	5.84%
FHLB of NY stock	4,478	(17)	-1.49%	2,571	53	8.11%
Total interest-earning assets	487,472	6,665	5.42%	436,279	7,632	6.94%
Noninterest-earning assets	44,870			43,164
Total assets	$532,342			$479,443

Interest-bearing liabilities:
Savings accounts (2)	$35,476	74	0.83%	$34,848	83	0.95%
NOW accounts (3)	102,243	438	1.70%	112,644	946	3.33%
Time deposits (4)	216,805	1,927	3.53%	197,432	2,354	4.73%
Total interest-bearing deposits	354,524	2,439	2.73%	344,924	3,383	3.89%
Borrowings	101,533	813	3.18%	56,694	666	4.66%
Total interest-bearing liabilities	456,057	3,252	2.83%	401,618	4,049	4.00%
Noninterest-bearing liabilities	34,420			28,770
Total liabilities	490,477			430,388
Retained earnings	41,865			49,055
Total liabilities and retained earnings	$532,342			$479,443
Tax-equivalent basis adjustment		(17)			(17)
Net interest income		$3,396			$3,566
Interest rate spread			2.59%			2.94%
Net interest-earning assets	$31,415			$34,661
Net interest margin (5)			2.76%			3.24%
Average interest-earning assets to
average interest-bearing liabilities	106.89%			108.63%
________________________________________________
(1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

Net Income (Loss). Net income decreased $4.0 million, to a net loss of $3.9 million for the three months ended December 31, 2008 from net income of $142,000 for the three months ended December 31, 2007.

Net Interest and Dividend Income. Net interest and dividend income decreased $170,000, or 4.8%, to $3.4 million for the three months ended December 31, 2008 from $3.6 million for the three months ended December 31, 2007. Total interest and dividend income decreased $967,000 to $6.6 million for the three month period ended December 31, 2008 while total interest expense decreased $797,000 to $3.3 million from the same three month period one year earlier. For the comparison period our interest rate spread decreased 35 basis points to 2.59% from 2.94%. Foregone interest income on non-performing loans for the three months ended December 31, 2008 was $823,000.

Interest Income. The decrease in interest income of $967,000, or 12.7%, to $6.6 million for the three months ended December 31, 2008 was primarily due to a decrease in the overall yield of interest-bearing assets to 5.42% from 6.94%, partially offset by an increase in the average balance of interest-earning assets of $51.2 million to $487.5 million from $436.3 million. Interest earned on loans decreased to $5.8 million for the three months ended December 31, 2008 from $6.9 million for the prior year period. The decrease reflected a 156 basis point decrease in the average yield on such loans to 5.55% from 7.11%, partially offset by a $28.0 million, or 7.2%, increase in the average balance of loans. The decrease in yield between the two periods was due primarily to adjustable-rate loans that are tied to the Prime Rate, which fell 400 basis points to 3.25% at December 31, 2008 from 7.25% at December 31, 2007.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, increased $230,000, or 36.1%, due to a $21.3 million, or 45.1%, increase in the average balance of such securities while the average yield on such securities decreased 36 basis points to 5.11% for the three months ended December 31, 2008 from 5.47% for the three months ended December 31, 2007. The increased average balance of our investment securities reflected additional investment and the reinvestment of proceeds from principal amortizations.

Interest Expense.  Interest expense decreased $797,000, or 19.7%, to $3.3 million for the three months ended December 31, 2008 from $4.0 million for the three months ended December 31, 2007. The decrease in interest expense was primarily due to a 117 basis point decrease in the average cost of such liabilities to 2.83% from 4.00%, partially offset by an increase in the average balance of interest-bearing liabilities of $54.4 million, or 13.6%, to $456.0 million from $401.6 million.

The average balance of interest bearing deposits increased to $354.5 million from $344.9 million while the average cost of such deposits decreased to 2.73% from 3.89% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $2.4 million for the three months ended December 31, 2008 from $3.4 million for the three months ended December 31, 2007. Interest paid on advances and securities sold under agreements to repurchase increased to $813,000 for the three months ended December 31, 2008 from $666,000 for the prior year period. An increase in the average balance of such borrowings to $101.5 million from $56.7 million was largely offset by a 148 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 3.18% for the three months ended December 31, 2008 from 4.66% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $4.0 million for the three months ended December 31, 2008 compared to a provision of $223,000 for the prior year period.

The increase in loan loss reserves was due to higher levels of non-performing loans, adverse economic conditions resulting in the depreciation of collateral values securing construction and commercial loans, and higher levels of loan charge-offs during the current quarter. During the three months ended December 31, 2008, non-performing loans increased $1.7 million to $21.8 million from $20.1 million at September 30, 2008.

Net charge-offs were $987,000 for the three months ended December 31, 2008 compared to a net recovery of $13,000 for the three months ended December 31, 2007. During the three months ended December 31, 2008, the Bank’s significant charge-offs related to three loans. First, a $1.8 million loan used to acquire and develop ten scattered lots in Newark, NJ was written down by $876,000 to an updated appraised value of $892,000. The loan was identified as non-performing at September 30, 2008 although interest payments ceased to be made during the current quarter. Second, a $465,000 loan used to acquire land in Allamuchy, NJ was written down $93,000 to an updated appraised value of $372,000. The loan was identified as non-performing at September 30, 2008 and is in the process of foreclosure. Finally, the Bank accepted a short-sale on a $606,000 construction loan that resulted in an $18,000 reduction in the allowance for loan loss.

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

Other Income. Non-interest income decreased $24,000, or 7.1%, to $316,000 for the three months ended December 31, 2008 from $340,000 for the three months ended December 31, 2007. Service charges decreased $75,000 due to fewer loan prepayment penalties received and a decrease in overdraft fees during the current year period compared with the prior year period. The decrease in service charge income between the two periods was partially offset by the absence of losses on the sale of other real estate owned, which was $50,000 during the three months ended December 31, 2007.

Other Expenses. Non-interest expenses increased $30,000, or 0.9%, to $3.6 million for the three months ended December 31, 2008 from $3.5 million for the three months ended December 31, 2007.

Compensation and employee benefits decreased $35,000, or 1.7%, to $2.0 million for the three months ended December 31, 2008. Professional fees increased $24,000, or 16.8%, to $167,000 due to increased audit and accounting fees.

The higher non-interest expense was also due to other expenses, which increased $43,000, or 9.5%, to $496,000 for the three months ended December 31, 2008 from $453,000 for the same period last year. The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, resulting in an increased expense of $67,000 in the current quarter. In the wake of several recent bank failures, it is likely that the FDIC assessment will be increased further. Other expenses decreased $28,000 in the current quarter for expenses related to other real estate owned such as legal expenses and property taxes.

Income Tax (Benefit) Expense. The Company recognized income tax expense of $19,000 for the three months ended December 31, 2008 compared with $20,000 of income tax expense for the three months ended December 31, 2007.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2008, offsetting the benefit that would have been recorded on the quarter’s $3.8 million pre-tax operating loss.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141(R), “Business Combinations.” SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141(R) applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month period ended December 31, 2008 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2008, the Company had commitments outstanding under letters of credit of $1.9 million, commitments to originate loans of $20.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $38.3 million. There has been no material change during the three months ended December 31, 2008 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of December 31, 2008.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4T – Controls and Procedures

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The following table presents a summary of the Company’s shares repurchased during the quarter ended December 31, 2008:

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan (1)

October 1 - October 31, 2008	6,000	$8.00	66,554
November 1 - November 30, 2008	-	$-	66,554
December 1 - December 31, 2008	400	$4.98	66,154
	6,400	$7.81

(1)
The Company completed its first stock repurchase program of 130,927 shares in November 2007. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 63,770 shares had been repurchased as of December 31, 2008 at an average price of $9.69.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

a.)	Not applicable.

b.)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-Q.

Item 6.    Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 13, 2009	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: February 13, 2009	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer