Form 10-Q
period 2009-03-31
Magyar Bancorp, Inc.
filed 2009-05-13
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes     ☑     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☐     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $0.01 Par Value	5,767,434

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	September 30,
	2009	2008
	(Unaudited)
Assets
Cash	$3,178	$4,756
Interest earning deposits with banks	8,318	257
Total cash and cash equivalents	11,496	5,013
Investment securities - available for sale, at fair value	43,514	49,326
Investment securities - held to maturity, at amortized cost (fair value of $23,625and $9,629 at March 31, 2009 and September 30, 2008, respectively)	23,643	9,618
Federal Home Loan Bank of New York stock, at cost	3,233	3,867
Loans receivable, net of allowance for loan losses of $6,161 and $4,502 at March 31, 2009 and September 30, 2008, respectively	432,398	406,149
Bank owned life insurance	10,769	10,547
Accrued interest receivable	2,063	2,177
Premises and equipment, net	21,122	21,613
Other real estate owned	5,619	4,666
Other assets	3,202	1,296
Total assets	$557,059	$514,272
Liabilities and Stockholders' Equity
Liabilities
Deposits	$431,027	$375,560
Escrowed funds	1,280	1,285
Federal Home Loan Bank of New York advances	58,858	72,934
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	677	660
Accounts payable and other liabilities	7,277	3,007
Total liabilities	514,119	468,446
Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742issued; 5,767,434 and 5,756,141 outstanding at March 31, 2009 and September 30, 2008, respectively, at cost	59	59
Additional paid-in capital	26,115	26,209
Treasury stock: 156,308 and 167,601 shares at March 31, 2009 and September 30, 2008, respectively, at cost	(1,897)	(2,093)
Unallocated common stock held by Employee Stock Ownership Plan	(1,498)	(1,551)
Retained earnings	19,992	23,398
Accumulated other comprehensive gain (loss), net	169	(196)
Total stockholders' equity	42,940	45,826
Total liabilities and stockholders' equity	$557,059	$514,272

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,740	$6,537	$11,538	$13,462
Investment securities
Taxable	802	541	1,636	1,145
Tax-exempt	12	33	44	66
Federal Home Loan Bank of New York stock	22	62	6	114
Total interest and dividend income	6,576	7,173	13,224	14,787
Interest expense
Deposits	2,359	2,954	4,798	6,337
Borrowings	781	750	1,594	1,416
Total interest expense	3,140	3,704	6,392	7,753
Net interest and dividend income	3,436	3,469	6,832	7,034
Provision for loan losses	411	391	4,413	614
Net interest and dividend income after provision for loan losses	3,025	3,078	2,419	6,420
Other income
Service charges	196	233	402	515
Other operating income	122	144	232	253
Gains on sales of loans	14	-	14	-
Gains (losses) on the sales of investment securities	772	(19)	772	(19)
Losses on the sales of other real estate owned	-	(37)	-	(88)
Total other income	1,104	321	1,420	661
Other expenses
Compensation and employee benefits	2,080	2,249	4,108	4,312
Occupancy expenses	634	656	1,280	1,317
Advertising	62	65	132	128
Professional fees	186	174	353	317
Service fees	141	144	286	282
Other expenses	592	457	1,087	909
Total other expenses	3,695	3,745	7,246	7,265
Income (loss) before income tax expense	434	(346)	(3,407)	(184)
Income tax expense (benefit)	25	(48)	44	(28)
Net income (loss)	$409	$(298)	$(3,451)	$(156)
Net income (loss) per share-basic and diluted	$0.07	$(0.05)	$(0.60)	$(0.03)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended March 31, 2009
(In Thousands, Except for Share Amounts)
(Unaudited)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total
Balance, September 30, 2008	5,756,141	$59	$26,209	$(2,093)	$(1,551)	$23,398	$(196)	$45,826
Comprehensive loss
Net loss	-	-	-	-	-	(3,451)	-	(3,451)
Unrealized loss on securities available-for-sale, net of tax benefit of $109	-	-	-	-	-	-	(115)	(115)
Reclassification adjustment for gains included in net loss, net of tax expense of $308	-	-	-	-	-	-	464	464
Unrealized gain on derivatives, net of tax expense of $11	-	-	-	-	-	-	16	16
Total comprehensive loss								$(3,086)
Purchase of treasury stock	(9,600)	-	-	(62)	-	-	-	(62)
Treasury stock used for restricted stock plan	20,893	-	(303)	257		46		-
Allocation of ESOP stock	-	-	(23)	-	53	-	-	30
Stock-based compensation expense	-	-	232	-	-	-	-	232
Balance, March 31, 2009	5,767,434	$59	$26,115	$(1,897)	$(1,498)	$19,992	$169	$42,940

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Six Months
	March 31,
	2009	2008
	(Unaudited)
Operating activities
Net loss	$(3,451)	$(156)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	546	578
Premium amortization on investment securities, net	28	23
Proceeds from the sales of loans	597	-
Provision for loan losses	4,413	614
Gains on sale of loans	(14)	-
(Gains) losses on sales of investment securities	(772)	19
Losses on the sales of other real estate owned	-	88
ESOP compensation expense	30	136
Stock-based compensation expense	232	231
Deferred income tax provision	-	(202)
Decrease in accrued interest receivable	114	215
Increase in bank owned life insurance	(222)	(210)
Increase in other assets	(2,090)	(917)
Increase (decrease) in accrued interest payable	17	(429)
Increase (decrease) in accounts payable and other liabilities	4,270	(219)
Net cash provided by (used in) operating activities	3,698	(229)

Investing activities
Net increase in loans receivable	(33,145)	(19,009)
Purchases of investment securities held to maturity	(15,132)	-
Purchases of investment securities available for sale	(21,927)	(26,094)
Sales of investment securities held to maturity	-	2,321
Sales of investment securities available for sale	25,129	2,825
Proceeds from calls of investment securities held to maturity	10	2,005
Principal repayments on investment securities held to maturity	1,093	2,955
Principal repayments on investment securities available for sale	3,906	4,830
Purchases of premises and equipment	(55)	(159)
Investment in other real estate owned	(291)	(147)
Proceeds from the sale of other real estate owned	1,240	1,158
Redemption (purchase) of Federal Home Loan Bank stock	634	(1,452)
Net cash used in investing activities	(38,538)	(30,767)

Financing activities
Net increase (decrease) in deposits	55,467	(6,849)
Net increase (decrease) in escrowed funds	(5)	85
Proceeds from long-term advances	4,000	12,959
Repayments of long-term advances	(527)	(506)
Proceeds from short-term advances	-	19,825
Repayments of short-term advances	(17,550)	-
Proceeds from securities sold under agreements to repurchase	-	5,000
Purchase of treasury stock	(62)	(306)
Net cash provided by financing activities	41,323	30,208

Net increase (decrease) in cash and cash equivalents	6,483	(788)

Cash and cash equivalents, beginning of period	5,013	5,233

Cash and cash equivalents, end of period	$11,496	$4,445

Supplemental disclosures of cash flow information
Cash paid for
Interest	$6,377	$8,182
Income taxes	$39	$121
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,900	$4,000

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

Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The September 30, 2008 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In April 2009, FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. If an entity adopts either FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP FAS 157-4 effective June 30, 2009 and apply its provisions prospectively. The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result, the Company does not believe that the adoption of FSP FAS 157-4 will have a significant effect on its financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2009 and 2008 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the three and six months ended March 31, 2009 and the three and six months ended March 31, 2008. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(In thousands except for per share data)

Net income (loss)	$409	$(298)	$(3,451)	$(156)
Weighted average number of common shares outstanding - basic	5,767	5,800	5,766	5,805
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares and common share equivalents - diluted	5,767	5,800	5,766	5,805

Basic earnings per share	$0.07	$(0.05)	$(0.60)	$(0.03)

Diluted earnings per share	$0.07	$(0.05)	$(0.60)	$(0.03)

Options to purchase 217,826 shares of common stock at a weighted average price of $14.61 and 62,890 shares of restricted shares at a weighted average price of $14.51 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2009 because the grant price was greater than the average market price. Options to purchase 217,826 shares of common stock at an average price of $14.61 and 83,783 restricted shares at a weighted average price of $14.51 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2008 because the grant price was greater than the average market price.

NOTE E – STOCK-BASED COMPENSATION

The Company accounts for its share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payments.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.

Stock options generally vest over a five-year service period. The strike price for all options was determined by the market price of the common stock on the date the options were granted. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB 107 and 110. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of the awards.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value
Balance at September 30, 2008	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2009	217,826	$14.61	7.9 years	$-

Exercisable at March 31, 2009	87,130	-	N/A	N/A

On March 1, 2009, recipients of stock options under the 2006 Equity Incentive Plan were entitled to 40% of the options awarded, or 87,130 shares.

The following is a summary of the status of the Company’s non-vested options as of March 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2008	174,261	$3.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Vested	(43,565)	3.91
Balance at March 31, 2009	130,696	3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2008 and changes during the six months ended March 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2008	83,783	$14.51
Granted	-	-
Forfeited	-	-
Vested	(20,893)	14.51
Balance at March 31, 2009	62,890	14.51

Stock option and stock award expenses included with compensation expense were $81,000 and $151,000, respectively, for the six months ended March 31, 2009.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program in November 2007 of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. At March 31, 2009, the Company had repurchased a total of 197,897 shares of its common stock at an average cost of $12.30 per share under both programs. Under the stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2009. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan. On March 1, 2009, recipients of stock awards under the 2006 Equity Incentive Plan were entitled to their second 20% of the shares awarded, or 20,893 shares. Accordingly, these shares were distributed from the Company’s treasury stock in March 2009.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.25% at January 1, 2009) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s common stock.

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

At March 31, 2009, shares allocated to ESOP participants totaled 64,644. Unallocated ESOP shares held in suspense totaled 153,219 at March 31, 2009 and had a fair market value of $689,000. The Company's contribution expense for the ESOP was $30,000 and $135,000 for the six months ended March 31, 2009 and 2008, respectively.

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income and the related income tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2009			2008
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$(1,289)	$518	$(771)	$102	$(40)	$62

Less reclassification adjustment for gains (losses) realized in net income	772	(308)	464	(19)	8	(11)

Interest rate derivatives	(64)	26	(38)	516	(206)	310

Other comprehensive income (loss), net	$(581)	$236	$(345)	$599	$(238)	$361

	Six Months Ended March 31,
	2009			2008
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Unaudited)
Unrealized holding gains arising during period on:

Available-for-sale investments	$(224)	$109	$(115)	$158	$(50)	$108

Less reclassification adjustment for gains (losses) realized in net income	772	(308)	464	(19)	8	(11)

Interest rate derivatives	27	(11)	16	884	(353)	531

Other comprehensive income, net	$575	$(210)	$365	$1,023	$(395)	$628

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2009.

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Investment securities available-for-sale	$43,514	$-	$43,514	$-
Derivatives	319	-	319	-
	$43,833	$-	$43,833	$-

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

Impaired Loans
Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. As used in SFAS No. 114, Accounting by Creditors for Impairment of a Loan (FAS114), and in SFAS No. 5, Accounting for Contingencies (FAS 5), as amended, all amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. FAS 114 established three impairment measurement methods, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral if the asset is collateral dependent. The regulatory agencies require this method for loans from which repayment is expected to be provided solely by the underlying collateral. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.

Other Real Estate Owned
Other real estate owned is carried at lower of cost or estimated fair value. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2009.

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Mortgage servicing rights	$19	$-	$-	$19
Impaired loans	23,122	-	-	23,122
Other real estate owned	5,619	-	-	5,619
	$28,760	$-	$-	$28,760

NOTE H - INVESTMENT SECURITIES

The following table sets forth the composition of our investment securities portfolio (in thousands):

	March 31,		September 30,
	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
Securities available for sale:
U.S. government and government-sponsored enterprise obligations	$2,237	$2,220	$2,237	$2,123
Municipal bonds	-	-	3,211	3,104
Mortgage-backed securities	41,417	41,294	44,566	44,099

Total securities available for sale	$43,654	$43,514	$50,014	$49,326

Securities held to maturity:
U.S. government and government-sponsored enterprise obligations	$94	$92	$99	$98
Municipal bonds	122	133	132	140
Mortgage-backed securities	23,427	23,400	9,387	9,391

Total securities held to maturity	$23,643	$23,625	$9,618	$9,629

NOTE I – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):
	March 31,	September 30,
	2009	2008
	(Unaudited)

One-to four-family residential	$166,784	$157,867
Commercial real estate	97,370	92,823
Construction	95,911	92,856
Home equity lines of credit	19,328	15,893
Commercial business	44,943	35,995
Other	14,205	15,294

Total loans receivable	438,541	410,728
Net deferred loan costs (fees)	18	(77)
Allowance for loan losses	(6,161)	(4,502)

Total loans receivable, net	$432,398	$406,149

At March 31, 2009 and September 30, 2008, non-performing loans had a total principal balance of $23,868,000 and $20,068,000, respectively. The amount of interest income not recognized on loans was $1,256,000 and $310,000 for the six month periods ended March 31, 2009 and 2008, respectively.

NOTE J - OTHER REAL ESTATE OWNED

The Company held $5.6 million of other real estate owned properties at March 31, 2009 and $4.7 million of other real estate owned properties at September 30, 2008.

The Company did not incur any write downs on properties foreclosed upon during the six months ended March 31, 2009. Additionally, there were no further charges to expense for properties held during the six months ended March 31, 2009. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	March 31,	September 30,
	2009	2008
	(Unaudited)

Demand accounts	$30,291	$24,699
Savings accounts	50,763	34,081
NOW accounts	42,287	36,163
Money market accounts	75,068	73,775
Certificate of deposit	200,234	177,279
Retirement accounts	32,384	29,563

	$431,027	$375,560

NOTE L – INCOME TAXES

The Company records income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at March 31, 2009 and September 30, 2008.

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

	March 31,	September 30,
	2009	2008
	(Unaudited)
Financial instruments whose contract amounts represent credit risk (in thousands)
Letters of credit	$1,818	$1,620
Unused line of credits	34,135	38,427
Fixed rate loan commitments	8,546	10,202
Variable rate loan commitments	2,600	36,371
	$47,099	$86,620

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

Deferred Income Taxes. The Company records income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

Total assets increased $42.8 million, or 8.3%, to $557.1 million at March 31, 2009 from $514.3 million at September 30, 2008, represented by significant growth in net loans receivable, investment securities, and interest earning deposits with banks.

Net loans receivable increased $26.3 million, or 6.5%, to $432.4 million at March 31, 2009 from $406.1 million at September 30, 2008. During the six months ended March 31, 2009, one- to four-family residential mortgage loans increased $8.9 million, or 5.6%, to $166.8 million. In addition, commercial business loans and commercial real estate loans increased $8.9 million, or 24.9%, and $4.5 million, or 4.9%, to $44.9 million and $97.4 million, respectively. Home equity lines of credit increased $3.4 million, or 21.6% to $19.3 million. Construction loans increased $3.1 million, or 3.3%, to $95.9 million at March 31, 2009.

At March 31, 2009, the significant loan categories in terms of the percent of total loans were 38.0% in one- to four-family residential mortgage loans, 22.2% in commercial real estate loans, and 21.9% in construction loans. At September 30, 2008 these categories in terms of the percent of total loans were 38.4% in one- to four-family residential mortgage loans, 22.6% in commercial real estate loans, and 22.6% in construction loans. The remaining total loans at March 31, 2009 were comprised of 10.3% commercial business, 4.4% home equity lines of credit and 3.2% of other loans, which consisted primarily of stock-

secured consumer loans. Throughout 2009 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial business and real estate loans.

Total non-performing loans increased $3.8 million to $23.9 million at March 31, 2009 from $20.1 million at September 30, 2008. Adverse economic conditions have led to an increase in non-performing loans, particularly in the Company’s construction loan portfolio. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by rapid deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

The ratio of non-performing loans to total loans receivable was 5.4% at March 31, 2009 compared with 4.9% at September 30, 2008. Accordingly, the allowance for loan losses increased $1.7 million to $6.2 million or 25.8% of non-performing loans at March 31, 2009 compared with $4.5 million or 22.4% of non-performing loans at September 30, 2008. Provisions for loan loss during the six months ended March 31, 2009 were $4.4 million while net charge-offs were $2.8 million. The allowance for loan losses was 1.4% of gross loans outstanding at March 31, 2009 and 1.1% of gross loans outstanding at September 30, 2008. In connection with its most recent regular examination of the Bank, the FDIC requested, and the Bank’s board of directors agreed in December 2008, to certain corrective actions, which related to the implementation of an enhanced loan review program, an enhanced credit administration program, and the reduction of adversely classified, special mention and delinquent assets.

Securities available-for-sale decreased $5.8 million, or 11.8%, to $43.5 million at March 31, 2009 from $49.3 million at September 30, 2008. The decrease was the result of $24.4 million in securities sold and $3.9 million in principal payments partially offset by $21.9 million in new security purchases and an increase in the market value of securities available-for-sale of $548,000.

Other real estate owned (OREO) increased $1.0 million during the six months to $5.6 million at March 31, 2009. The foreclosure of a banquet facility located in Lodi, New Jersey during the Company’s first fiscal quarter resulted in a $2.2 million increase in the balance of OREO. The Bank was in the process of evaluating offers to purchase the property at March 31, 2009. The increase in OREO was partially offset by $1.2 million in deposits received to purchase three of the six residential lots owned in Rumson, New Jersey. The carrying value of other real estate owned represents the lower of cost or the Bank’s net realizable value at March 31, 2009.

Total deposits increased $55.5 million, or 14.8%, to $431.0 million at March 31, 2009. The increase was primarily due to balances of certificates of deposit, which increased $23.0 million, or 13.0%, to $200.2 million at March 31, 2009 from $177.3 million at September 30, 2008. The $23.0 million increase included a $9.3 increase in CDARS time deposits, a CD instrument that provides FDIC insurance up to $50 million. Saving accounts increased $16.7 million, or 49.0%, to $50.8 million at March 31, 2009 from $34.1 million at September 30, 2008. Other significant changes in total deposits over the six month period included increases in demand accounts of $5.6 million, or 22.6% to $30.3 million, in interest-bearing NOW accounts of $6.1 million, or 16.9%, to $42.3 million, and in retirement accounts of $2.8 million, or 9.5%, to $32.4 million.

Borrowings from the Federal Home Loan Bank of New York decreased $14.1 million, or 19.3% to $58.9 million at March 31, 2009 from $72.9 million at September 30, 2008. To the extent that the growth in deposit accounts was not used to fund loan growth and purchase investment securities, borrowings were repaid.

Stockholders’ equity decreased $2.9 million, or 6.3%, to $42.9 million at March 31, 2009 from $45.8 million at September 30, 2008. The decrease was attributable to a net loss of $3.5 million recorded during the six month period, partially offset by accumulated other comprehensive gains of $365,000. For the six months ended March 31, 2009, 9,600 shares of Company stock were repurchased at an aggregate cost of $62,000.

Average Balance Sheets for the Three and Six Months Ended March 31, 2009 and 2008

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2009 and 2008. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Unaudited)

Interest-earning assets:
Interest-earning deposits	$2,883	$1	0.09%	$336	$3	3.00%
Loans receivable, net	425,471	5,740	5.41%	392,389	6,537	6.68%
Securities
Taxable	66,217	801	4.85%	46,292	539	4.67%
Tax-exempt (1)	1,184	18	6.01%	3,348	49	5.92%
FHLB of NY stock	3,991	22	2.26%	3,088	62	8.08%
Total interest-earning assets	499,746	6,582	5.28%	445,453	7,190	6.47%
Noninterest-earning assets	44,503			44,871
Total assets	$544,249			$490,324

Interest-bearing liabilities:
Savings accounts (2)	$41,590	105	1.02%	$33,958	68	0.81%
NOW accounts (3)	108,751	384	1.42%	113,151	720	2.55%
Time deposits (4)	228,058	1,870	3.29%	192,964	2,166	4.50%
Total interest-bearing deposits	378,399	2,359	2.50%	340,073	2,954	3.48%
Borrowings	90,621	781	3.46%	71,917	750	4.18%
Total interest-bearing liabilities	469,020	3,140	2.69%	411,990	3,704	3.61%
Noninterest-bearing liabilities	28,453			28,837
Total liabilities	497,473			440,827
Retained earnings	46,776			49,497
Total liabilities and retained earnings	$544,249			$490,324

Tax-equivalent basis adjustment		(6)			(17)
Net interest income		$3,436			$3,469
Interest rate spread			2.59%			2.86%
Net interest-earning assets	$30,726			$33,463
Net interest margin (5)			2.76%			3.12%
Average interest-earning assets to average interest-bearing liabilities	106.55%			108.12%
_________________________________________
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Six Months Ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Unaudited)

Interest-earning assets:
Interest-earning deposits	$1,522	$1	0.15%	$271	$5	3.66%
Loans receivable, net	419,775	11,538	5.48%	389,282	13,462	6.90%
Securities
Taxable	65,769	1,635	4.96%	45,093	1,141	5.04%
Tax-exempt (1)	2,233	67	6.00%	3,356	99	5.88%
FHLB of NY stock	4,237	6	0.27%	2,828	114	8.09%
Total interest-earning assets	493,536	13,247	5.35%	440,830	14,821	6.71%
Noninterest-earning assets	44,694			44,189
Total assets	$538,230			$485,019

Interest-bearing liabilities:
Savings accounts (2)	$38,499	$179	0.93%	$34,405	$152	0.88%
NOW accounts (3)	105,461	821	1.55%	112,896	1,665	2.94%
Time deposits (4)	222,370	3,798	3.41%	195,210	4,520	4.62%
Total interest-bearing deposits	366,330	4,798	2.61%	342,511	6,337	3.69%
Borrowings	96,137	1,594	3.31%	64,264	1,416	4.40%
Total interest-bearing liabilities	462,467	6,392	2.76%	406,775	7,753	3.80%
Noninterest-bearing liabilities	33,171			29,327
Total liabilities	495,638			436,102
Retained earnings	42,592			48,917
Total liabilities and retained earnings	$538,230			$485,019

Tax-equivalent basis adjustment		(23)			(34)
Net interest income		$6,832			$7,034
Interest rate spread			2.59%			2.91%
Net interest-earning assets	$31,069			$34,055
Net interest margin (5)			2.76%			3.18%
Average interest-earning assets to average interest-bearing liabilities	106.72%			108.37%
_____________________________
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net Income (Loss). Net income increased $707,000, to $409,000 for the three months ended March 31, 2009 compared with the net loss of $298,000 for the three months ended March 31, 2008.

Net Interest and Dividend Income. Net interest and dividend income decreased $33,000, or 1.0%, to $3.4 million for the three months ended March 31, 2009 from $3.5 million for the three months ended March 31, 2008. Total interest and dividend income decreased $597,000, or 8.3%, to $6.6 million for the three month period ended March 31, 2009 while total interest expense decreased $564,000, or 15.2%, to $3.1 million from the same three month period one year earlier. For the comparison period our interest rate spread decreased 27 basis points to 2.59% from 2.86%. Foregone interest income on non-performing loans for the three months ended March 31, 2009 was $427,000.

Interest Income. The decrease in interest income of $597,000, or 8.3%, to $6.6 million for the three months ended March 31, 2009 was primarily due to a 119 basis point decrease in the overall yield of interest-bearing assets to 5.28% from 6.47%, partially offset by an increase in the average balance of interest-earning assets of $54.3 million to $499.7 million from $445.5 million. Interest earned on loans decreased $797,000 to $5.7 million for the three months ended March 31, 2009 from $6.5 million for the prior year period. The decrease reflected a 127 basis point decrease in the average yield on such loans to 5.41% from 6.68%, partially offset by a $33.1 million, or 8.4%, increase in the average balance of such loans. The decrease in yield between the two periods was due primarily to adjustable-rate loans that are indexed to the Prime Rate, which fell 200 basis points to 3.25% at March 31, 2009 from 5.25% at March 31, 2008.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, increased $240,000, or 41.8%, to $814,000. The increase was due to a $17.8 million, or 35.8%, increase in the average balance of such securities to $67.4 million for the current period from $49.6 for the same period of last year, while the average yield on such securities increased 12 basis points to 4.87% for the three months ended March 31, 2009 from 4.75% for the three months ended March 31, 2008. The increased average balance of our investment securities reflected additional investment of proceeds from growth in deposit accounts.

Interest Expense. Interest expense decreased $564,000, or 15.2%, to $3.1 million for the three months ended March 31, 2009 from $3.7 million for the three months ended March 31, 2008. The decrease in interest expense was primarily due to a 92 basis point decrease in the average cost of such liabilities to 2.69% from 3.61%, partially offset by an increase in the average balance of interest-bearing liabilities of $57.0 million, or 13.8%, to $469.0 million from $412.0 million.

The average balance of interest bearing deposits increased to $378.4 million from $340.1 million while the average cost of such deposits decreased 98 basis points to 2.50% from 3.48% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $2.4 million for the three months ended March 31, 2009 from $3.0 million for the three months ended March 31, 2008. Interest paid on advances and securities sold under agreements to repurchase increased to $781,000 for the three months ended March 31, 2009 from $750,000 for the prior year period. An increase in the average balance of such borrowings to $90.6 million from $71.9 million was largely offset by a 72 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 3.46% for the three months ended March 31, 2009 from 4.18% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $411,000 for the three months ended March 31, 2009 compared to a provision of $391,000 for the prior year period.

The increase in loan loss reserves was due to higher levels of non-performing loans, adverse economic conditions resulting in the depreciation of collateral values securing construction and commercial loans, and higher levels of loan charge-offs during the current quarter. During the three months ended March 31, 2009, non-performing loans increased $2.1 million to $23.9 million from $21.8 million at December 31, 2008.

Net charge-offs were $1.8 million for the three months ended March 31, 2009 compared to $317,000 for the three months ended March 31, 2008. Using updated appraised values on real estate securing non-performing loans, net of anticipated disposal costs, the Bank decreased its allowance for loan loss by reducing the carrying value of four loans totaling $4.4 million by $1.7 million during the three months ended March 31, 2009. In addition to these charge-offs, the Bank accepted a short-sale on a $1.7 million construction loan that resulted in a $19,000 reduction in the allowance for loan loss.

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

Other Income. Non-interest income increased $783,000, or 243.9%, to $1.1 million for the three months ended March 31, 2009 from $321,000 for the three months ended March 31, 2008. The increase in non-interest income was primarily due to $772,000 in gains on the sales of available-for-sale investment securities. The gains resulted from sales of mortgage-backed securities and municipal bonds in the current lower interest rate environment.

Other Expenses. Non-interest expenses decreased $50,000, or 1.3%, to $3.7 million for the three months ended March 31, 2009 from $3.7 million for the three months ended March 31, 2008.

Compensation and employee benefits decreased $169,000, or 7.5%, to $2.1 million for the three months ended March 31, 2009 compared with $2.2 million for the three months ended March 31, 2008. The decrease was the result of reductions in salaries (through employee attrition), incentive expenses, and conference and convention expenses.

The reductions in compensation and benefits were offset by a $135,000 increase in other expenses, which increased 29.5% to $592,000 for the three months ended March 31, 2009 from $457,000 for the same period last year. The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, resulting in an increased expense of $101,000, or 158.9%, to $165,000 in the current quarter compared with $64,000 for the quarter ended March 31, 2008. In the wake of several recent bank failures, it is likely that the FDIC assessment will be increased further.

Income Tax (Benefit) Expense. The Company recognized income tax expenses of $25,000 for the three months ended March 31, 2009 compared with $48,000 of income tax benefit for the three months ended March 31, 2008. The effective tax rate was 5.8% and 13.9% for the three month periods ended March 31, 2009 and 2008, respectively. The difference in the effective tax rate in 2009 as compared to 2008 was primarily a result of the relative percentage of the permanent differences, such as income derived from tax-exempt municipal bonds and increases in the cash surrender value of bank owned life insurance, as compared to pretax income.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at March 31, 2009.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and 2008

Net Income (Loss). The Company recorded a net loss of $3.5 million for the six months ended March 31, 2009. Net income decreased $3.3 million from the net loss of $156,000 for the six months ended March 31, 2008.

Net Interest and Dividend Income. Net interest and dividend income decreased $202,000, or 2.9%, to $6.8 million for the six months ended March 31, 2009 from $7.0 million for the six months ended March 31, 2008. Total interest and dividend income decreased $1.6 million to $13.2 million for the six-month period ended March 31, 2009 while total interest expense decreased $1.4 million to $6.4 million for the same six-month period. For the comparison period our interest rate spread decreased 32 basis points to 2.59% from 2.91%.

Interest Income. Interest income decreased $1.6 million, or 10.6%, to $13.2 million for the six months ended March 31, 2009 from $14.8 million for the same period last year. The decrease in interest income was primarily due to a 136 basis point decrease in the overall yield of interest-bearing assets to 5.35% from 6.71%, partially offset by an increase in the average balance of interest-earning assets of $52.7 million to $493.5 million from $440.8 million. Interest earned on loans decreased to $11.5 million for the six months ended March 31, 2009 from $13.5 million for the prior year period. The decrease reflected a 142 basis point decrease in the average yield on such loans to 5.48% from 6.90%, partially offset by a $30.5 million, or 7.8%, increase in the average balance of loans. The decline in yield on loans reflected an overall lower interest rate environment for residential mortgage, commercial business, commercial real estate, and construction loans.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, increased 38.7% to $1.7 million for the six month period ended March 31, 2009 from $1.2 million a year earlier. An increase in the average balance of such securities of $19.6 million, or 40.4% to $68.0 million from $48.4 million was partially offset by an 11 basis point decrease in the average yield on investment securities to 4.99% from 5.10%. The increased average balance of our investment securities reflected the more favorable spreads available on such investments as compared with the prior year period when the interest yield curve was either flat or inverted.

Interest Expense. Interest expense decreased $1.4 million, or 17.6%, to $6.4 million for the six months ended March 31, 2009 from $7.8 million for the six months ended March 31, 2008. The decrease in interest expense was primarily due to a 104 basis point decrease in the average cost of such liabilities to 2.76% from 3.80%, partially offset by an increase in the average balance of interest-bearing liabilities of $55.7 million, or 13.7%, to $462.5 million.

The average balance of interest bearing deposits increased $23.8 million to $366.3 million for the six months ended March 31, 2009 from $342.5 million for the same period last year while the average cost of such deposits decreased 108 basis points to 2.61% from 3.69%. This resulted in a 24.0% decrease in interest paid on deposits to $4.8 million for the six months ended March 31, 2009 from $6.3 million for the six months ended March 31, 2008. Interest paid on advances and securities sold under agreements to repurchase increased to $1.6 million for the six months ended March 31, 2009 from $1.4 million for the prior year period. The increase in advance interest expense was due to an increase in the average balance of such advances to $96.1 million from $64.3 million offset by a 109 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 3.31% for the six months ended March 31, 2009 from 4.40% for the prior year period. The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans and investment securities during the period.

Provision for Loan Losses. Management made a provision of $4.4 million for the six months ended March 31, 2009 compared to a $614,000 provision for the prior year period. The increase in the provision for loan loss was due primarily to higher level of non-performing loans, adverse economic conditions resulting in the depreciation of collateral values securing construction and commercial loans, and higher level of loan charge-offs during the six months period. Non-performing loans increased $3.8 million to $23.9 million at March 31, 2009 from $20.1 million at September 30, 2008.

Net charge-offs were $2.8 million for the six months ended March 31, 2009 compared to $317,000 for the six months ended March 31, 2008. Using updated appraised values on real estate securing non-performing loans, net of anticipated disposal costs, the Bank decreased its allowance for loan loss by reducing the carrying value of six loans totaling $6.6 million by $2.7 million during the six months ended March 31, 2009. In addition to these charge-offs, the Bank accepted short-sales on a two construction loans totaling $2.3 million that resulted in a $37,000 reduction in the allowance for loan loss.

Other Income. Non-interest income increased $759,000 to $1.4 million for the six months ended March 31, 2009 from $661,000 for the six months ended March 31, 2008. The increase in non-interest income was primarily due to $772,000 in gains on the sales of available-for-sale investment securities. The gains resulted from sales of mortgage-backed securities and municipal bonds in the current lower interest rate environment.

Other Expenses. Non-interest expense decreased $19,000 to $7.2 million for the six months ended March 31, 2009 from $7.3 million for the six months ended March 31, 2008.

Compensation and employee benefits decreased 4.7% or $204,000 to $4.1 million during the six-month period ended March 31, 2009 from $4.3 million during the six-month period ended March 31, 2008. The decrease was the result of reductions in salaries (through employee attrition), incentive expenses, allocations of the Employee Stock Ownership Plan (ESOP) and conference and convention expenses.

Other expenses increased $178,000, or 19.6%, to $1.1 million for the six months ended March 31, 2009 from $909,000 for the same period last year primarily due to higher Federal Deposit Insurance Company assessments. The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, resulting in an increased expense of $168,000, or 221.7%, to $244,000 during the six months ended March 31, 2009 compared with $76,000 for the six months ended March 31, 2008. In the wake of several recent bank failures, it is likely that the FDIC assessment will be increased further.

Income Tax Expense (Benefit). The Company recognized an income tax expense of $44,000 for the six months ended March 31, 2009 compared with $28,000 of income tax benefit for the six months ended March 31, 2008. The effective tax rate was (1.3%) and 15.2% for the six months periods ended March 31, 2009 and 2008, respectively. The difference in the effective tax rate in 2009 as compared to 2008 was primarily a result of the relative percentage of the permanent differences, such as such as income derived from tax-exempt municipal bonds and increases in the cash surrender value of bank owned life insurance, as compared to pretax income.

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

In April 2009, FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. If an entity adopts either FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP FAS 157-4 effective June 30, 2009 and apply its provisions prospectively. The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result, the Company does not believe that the adoption of FSP FAS 157-4 will have a significant effect on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six month period ended March 31, 2009 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2009, the Company had commitments outstanding under letters of credit of $1.8 million, commitments to originate loans of $11.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $34.1 million. There has been no material change during the six months ended March 31, 2009 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of March 31, 2009.

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during Magyar Bancorp, Inc.'s first half of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The following table presents a summary of the Company’s shares repurchased during the quarter ended March 31, 2009:

	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan (1)

January 1 - January 31, 2009	-	$-	66,154
February 1 - February 28, 2009	3,000	$3.57	63,154
March 1 - March 31, 2009	200	$3.95	62,954
	3,200	$3.59

(1)
The Company completed its first stock repurchase program of 130,927 shares in November 2007. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 66,970 shares had been repurchased as of March 31, 2009 at an average price of $9.39.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: May 13, 2009	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer

Date: May 13, 2009	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer