Form 10-K/A
period 2008-09-30
Magyar Bancorp, Inc.
filed 2009-08-04
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

AMENDMENT NO. 2 ON FORM 10-KSB/A

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

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

Explanatory Note

On December 29, 2008, Magyar Bancorp, Inc. (the “Company”) filed at the SEC its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 (the “Original Filing”). On January 7, 2009, the Company filed Amendment No. 1 to the Original Filing (“Amendment No. 1”) (i) to supplement Part II-Item 8A of the Original Filing to report on management’s conclusions regarding the effectiveness of the Company’s internal control over financial reporting and (ii) to supplement the officer certifications included in Exhibits 31.1 and 31.2 of the Original Filing to include the required certification related to the Company’s internal control over financial reporting. The Company now is filing this Amendment No. 2 to the Original Filing to revise the disclosure set forth in Part II-Item 8A to disclose that, solely as a result of the Company’s inadvertent omission of management’s report on internal control over financial reporting in the Original Filing and inadvertent omission of the required certification paragraph related to internal control over financial reporting (which omissions were remedied by the filing of Amendment No. 1), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008 at the reasonable assurance level.

This Amendment No. 2 sets forth revised Part II-Item 8A in its entirety. This Amendment No. 2 consists of the cover page to the Form 10-KSB, this Explanatory Note, Item 8A, the Signature Page and Exhibits 31.1 and 31.2.

This Amendment No. 2 does not change the previously reported financial statements and other financial disclosures included in the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART II – ITEM  8A. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Subsequent to the filing on December 29, 2008 of Magyar Bancorp, Inc.’s Annual Report on Form 10-KSB, we determined that we had inadvertently omitted from the filing management’s report on the Company’s internal control over financial reporting and the paragraph of management’s certification in Exhibits 31.1 and 31.2 related to the Company’s internal control over financial reporting. These omissions were remedied by the Company in its filing on January 7, 2009 of Amendment No. 1 to the Annual Report on Form 10-KSB. Nevertheless, the Company’s Principal Executive Officer and Principal Financial Officer have reconsidered the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008 in light of the omissions. Solely as a result of the omissions, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were not effective at the reasonable assurance level.

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

The Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

  SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 2 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

August 4, 2009	By:	/s/ Elizabeth E. Hance
Date		Elizabeth E. Hance
President and Chief Executive Officer
(Duly Authorized Representative)

In accordance with the Exchange Act, this Amendment No. 2 on form 10-KSB/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer
	(Principal Executive Officer)	August 4, 2009

By:	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer)	August 4, 2009

4