Form 10-Q
period 2009-06-30
Magyar Bancorp, Inc.
filed 2009-08-14
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2009
Common Stock, $0.01 Par Value	5,767,434

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
Assets
Cash	$4,548	$4,756
Interest earning deposits with banks	330	257
Total cash and cash equivalents	4,878	5,013
Investment securities - available for sale, at fair value	27,805	49,326
Investment securities - held to maturity, at amortized cost (fair value of $42,706 and $9,629 at June 30, 2009 and September 30, 2008, respectively)	42,783	9,618
Federal Home Loan Bank of New York stock, at cost	3,090	3,867
Loans receivable, net of allowance for loan losses of $7,620 and $4,502 at June 30, 2009 and September 30, 2008, respectively	438,616	406,149
Bank owned life insurance	10,871	10,547
Accrued interest receivable	2,131	2,177
Premises and equipment, net	20,895	21,613
Other real estate owned	5,128	4,666
Other assets	1,432	1,296

Total assets	$557,629	$514,272
Liabilities and Stockholders' Equity
Liabilities
Deposits	$443,017	$375,560
Escrowed funds	1,276	1,285
Federal Home Loan Bank of New York advances	53,172	72,934
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	660	660
Accounts payable and other liabilities	4,316	3,007

Total liabilities	517,441	468,446

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,767,434 and 5,756,141 outstanding at June 30, 2009 and September 30, 2008, respectively, at cost	59	59
Additional paid-in capital	26,224	26,209
Treasury stock: 156,308 and 167,601 shares at June 30, 2009 and September 30, 2008, respectively, at cost	(1,897)	(2,093)
Unearned Employee Stock Ownership Plan shares	(1,476)	(1,551)
Retained earnings	17,222	23,398
Accumulated other comprehensive income (loss), net	56	(196)
Total stockholders' equity	40,188	45,826

Total liabilities and stockholders' equity	$557,629	$514,272

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,800	$6,251	$17,337	$19,713
Investment securities
Taxable	710	660	2,346	1,805
Tax-exempt	2	33	46	98
Federal Home Loan Bank of New York stock	55	77	61	192

Total interest and dividend income	6,567	7,021	19,790	21,808

Interest expense
Deposits	2,327	2,428	7,125	8,765
Borrowings	729	843	2,323	2,260

Total interest expense	3,056	3,271	9,448	11,025

Net interest and dividend income	3,511	3,750	10,342	10,783

Provision for loan losses	3,178	310	7,591	924

Net interest and dividend income after provision for loan losses	333	3,440	2,751	9,859

Other income
Service charges	272	219	674	734
Other operating income	113	141	344	394
Gains on sales of loans	75	27	90	27
Gains (losses) on sales of available-for-sale securities	432	-	1,204	(19)
Losses on the sales of other real estate owned	-	-	-	(88)

Total other income	892	387	2,312	1,048

Other expenses
Compensation and employee benefits	1,975	2,109	6,083	6,421
Occupancy expenses	614	668	1,893	1,984
Advertising	42	69	174	196
Professional fees	179	216	532	533
Service fees	145	143	431	426
FDIC deposit insurance premiums	573	76	817	152
Other expenses	457	465	1,301	1,298

Total other expenses	3,985	3,746	11,231	11,010

Income (loss) before income tax expense	(2,760)	81	(6,168)	(103)

Income tax expense (benefit)	10	(171)	54	(199)

Net income (loss)	$(2,770)	$252	$(6,222)	$96

Net income (loss) per share-basic and diluted	$(0.48)	$0.04	$(1.08)	$0.02

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
 Consolidated Statement of Changes in Stockholders' Equity
 Nine Months Ended June 30, 2009
 (In Thousands)
 (Unaudited)

							Accumulated
	Common Stock		Additional				Other
	Shares	Par	Paid-In	Treasury	Unearned	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	ESOP Shares	Earnings	Income/(Loss)	Total

Balance, September 30, 2008	5,756,141	$59	$26,209	$(2,093)	$(1,551)	$23,398	$(196)	$45,826

Comprehensive loss
Net loss	-	-	-	-	-	(6,222)	-	(6,222)
Unrealized loss on securities available- for-sale, net of tax benefit of $339	-	-	-	-	-	-	(428)	(428)
Reclassification adjustment for gains included in net loss, net of tax expense of $481	-	-	-	-	-	-	723	723
Unrealized loss on derivatives, net of tax benefit of $28	-	-	-	-	-	-	(43)	(43)
Total comprehensive loss								(5,970)

Purchase of treasury stock	(9,600)	-	-	(61)	-	-	-	(61)
Treasury stock used for restricted stock plan	20,893	-	(303)	257	-	46	-	-
ESOP shares earned	-	-	(30)	-	75	-	-	45
Stock-based compensation expense	-	-	348	-	-	-	-	348

Balance, June 30, 2009	5,767,434	$59	$26,224	$(1,897)	$(1,476)	$17,222	$56	$40,188

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Nine Months
	Ended June 30,
	2009	2008
	(Unaudited)
Operating activities
Net (loss) income	$(6,222)	$96
Adjustment to reconcile net (loss) income to net cash provided by operating activities
Depreciation expense	825	769
Premium amortization on investment securities, net	56	46
Proceeds from the sales of loans	4,092	4,352
Provision for loan losses	7,591	924
Gains on sale of loans	(90)	(27)
(Gains) losses on sales of available for sale securities	(1,204)	19
Losses on the sales of other real estate owned	-	125
ESOP compensation expense	45	199
Stock-based compensation expense	348	348
Deferred income tax provision	-	(604)
Decrease in accrued interest receivable	46	318
Increase in bank owned life insurance	(324)	(315)
(Increase) decrease in other assets	(322)	508
Decrease in accrued interest payable	-	(817)
Increase in accounts payable and other liabilities	1,309	561
Net cash provided by operating activities	6,150	6,502

Investing activities
Net increase in loans receivable	(45,960)	(26,768)
Purchases of investment securities held to maturity	(35,327)	-
Purchases of investment securities available for sale	(19,101)	(33,624)
Sales of investment securities held to maturity	-	2,320
Sales of investment securities available for sale	36,701	2,825
Proceeds from calls of investment securities held to maturity	10	2,005
Principal repayments on investment securities held to maturity	2,134	3,587
Principal repayments on investment securities available for sale	5,524	7,294
Purchases of premises and equipment	(107)	(322)
Investment in other real estate owned	(293)	(614)
Proceeds from the sale of other real estate owned	1,732	1,120
Redemption (purchase) of Federal Home Loan Bank stock	777	(1,742)
Net cash used in investing activities	(53,910)	(43,919)

Financing activities
Net increase (decrease) in deposits	67,457	(6,191)
Stock compensation tax benefit	-	90
Net (decrease) increase in escrowed funds	(9)	167
Proceeds from long-term advances	4,000	30,622
Repayments of long-term advances	(7,487)	(3,763)
Net change in short-term advances	(16,275)	10,550
Proceeds from securities sold under agreements to repurchase	-	5,000
Purchase of treasury stock	(61)	(489)
Net cash provided by financing activities	47,625	35,986

Net decrease in cash and cash equivalents	(135)	(1,431)

Cash and cash equivalents, beginning of period	5,013	5,233

Cash and cash equivalents, end of period	$4,878	$3,802

Supplemental disclosures of cash flow information
Cash paid for
Interest	$9,448	$11,842
Income taxes	$39	$134
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,900	$4,000

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

Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The September 30, 2008 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated subsequent events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 13, 2009, the date these financial statements were issued.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement, effective March 31, 2009, did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of this pronouncement, effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of this pronouncement, effective June 30, 2009, did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The adoption of this pronouncement, effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D – NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share for the three and nine months ended June 30, 2009 and 2008 were calculated by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the three and nine months ended June 30, 2009 and the three and nine months ended June 30, 2008. The following table shows the Company’s net income (loss) per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands except for per share data)

Net income (loss)	$(2,770)	$252	$(6,222)	$96
Weighted average number of common shares outstanding - basic	5,771	5,785	5,768	5,798
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares and common share equivalents - diluted	5,771	5,785	5,768	5,798

Basic net income (loss) per share	$(0.48)	$0.04	$(1.08)	$0.02

Diluted net income (loss) per share	$(0.48)	$0.04	$(1.08)	$0.02

Options to purchase 217,826 shares of common stock at a weighted average price of $14.61 and 62,890 shares of restricted shares at a weighted average price of $14.51 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2009 because of the net losses recorded during the these periods. Options to purchase 217,826 shares of common stock at an average price of $14.61 and 83,783 restricted shares at a weighted average price of $14.51 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2008 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2009:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance at September 30, 2008	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2009	217,826	$14.61	7.7 years	$-

Exercisable at June 30, 2009	87,130	$14.61	7.7 years	$-

On March 1, 2009, recipients of stock options under the 2006 Equity Incentive Plan were entitled to 40% of the options awarded, or 87,130 shares.

The following is a summary of the status of the Company’s non-vested options as of June 30, 2009:

	Number of Stock Options	Weighted Average Grant Date Fair Value

Balance at September 30, 2008	174,261	$3.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Vested	(43,565)	3.91
Balance at June 30, 2009	130,696	3.91

The following is a summary of the status of the Company’s restricted shares as of September 30, 2008 and changes during the nine months ended June 30, 2009:

	Number of Stock Awards	Weighted Average Grant Date Fair Value

Balance at September 30, 2008	83,783	$14.51
Granted	-	-
Forfeited	-	-
Vested	(20,893)	14.51
Balance at June 30, 2009	62,890	14.51

Stock option and stock award expenses included with compensation expense were $121,000 and $227,000, respectively, for the nine months ended June 30, 2009.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program in November 2007 of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. At June 30, 2009, the Company had repurchased a total of 197,897 shares of its common stock at an average cost of $12.30 per share under both programs. Under the stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2009. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan. On March 1, 2009, recipients of stock awards under the 2006 Equity Incentive Plan were entitled to their second 20% of the shares awarded, or 20,893 shares. Accordingly, these shares were distributed from the Company’s treasury stock in March 2009.

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

At June 30, 2009, shares allocated to ESOP participants totaled 64,644. Unallocated ESOP shares held in suspense totaled 153,219 at June 30, 2009 and had a fair market value of $794,000. The Company's contribution expense for the ESOP was $45,000 and $199,000 for the nine months ended June 30, 2009 and 2008, respectively.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income and the related income tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2009			2008
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount

Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$(543)	$231	$(312)	$(371)	$144	$(227)

Less reclassification adjustment for gains realized in net income	432	(173)	259	-	-	-

Interest rate derivatives	(98)	39	(59)	(367)	147	(220)

Other comprehensive income (loss), net	$(209)	$97	$(112)	$(738)	$291	$(447)

	Nine Months Ended June 30,
	2009			2008
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount

Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$(767)	$339	$(428)	$(239)	$103	$(136)

Less reclassification adjustment for gains realized in net income	1,204	(481)	723	8	(3)	5

Interest rate derivatives	(71)	28	(43)	517	(206)	311

Other comprehensive income, net	$366	$(114)	$252	$286	$(106)	$180

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

Derivative financial instruments
The Company uses interest rate floors to manage its interest rate risk. The valuation of these instruments is based on a third party value of interest rate derivative contracts which are based on the fair market value using market prices provided from brokers trading in such instruments, less their carrying value. The carrying value is the price paid for the derivative contracts less prior amortization of the price paid.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2009 (in thousands).

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$27,805	$-	$27,805	$-
Derivatives	262	-	262	-
	$28,067	$-	$28,067	$-

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

Appraisals of collateral securing impaired loans are conducted by approved, qualified, and independent third-party appraisers. Such appraisals are ordered via the Bank’s credit administration department, independent from the lender who originated the loan, once the loan is deemed impaired, as described in the previous paragraph. Impaired loans are generally re-evaluated with an updated appraisal within one year of the last appraisal. However, the Company also obtains updated appraisals on performing construction loans that are approaching their maturity date to determine whether or not the fair value of the collateral securing the loan remains sufficient to cover the loan amount prior to considering an extension. The Company discounts the appraised “as is” value of the collateral for estimated selling and disposition costs and compares the resulting fair value of collateral to the outstanding loan amount. If the outstanding loan amount is greater than the discounted fair value, the Company requires a reduction in the outstanding loan balance or additional collateral before considering an extension to the loan. If the borrower is unwilling or unable to reduce the loan balance or increase the collateral securing the loan, it is deemed impaired and the difference between the loan amount and the fair value of collateral, net of estimated selling and disposition costs, is charged off through a reduction of the allowance for loan loss.

Other Real Estate Owned
Other real estate owned is carried at lower of cost or estimated fair value. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2009 (in thousands):

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3

Mortgage servicing rights	$78	$-	$-	$78
Impaired loans	21,872	-	-	21,872
Other real estate owned	5,128	-	-	5,128
	$27,078	$-	$-	$27,078

Impaired loans reported in the above table consist of twenty-two loans with aggregate loan balances of $30.7 million reduced by $6.2 million in cumulative charge-offs and $2.6 million in specific loss reserves. These loans are all collateralized by real estate.

Other real estate owned reported in the above table consists of one commercial property carried at $2.2 million and five residential building lots carried at $2.9 million.

Additional information related to impaired loans and other real estate owned is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE H - INVESTMENT SECURITIES

The following table is an analysis of the amortized cost and fair values of securities available for sale at June 30, 2009 (in thousands):

	At June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	$20,024	$509	$(9)	$20,524
Debt securities	2,237	-	(15)	2,222
Private label mortgage-backed securities - residential	5,794	-	(735)	5,059
Total securities available for sale	$28,055	$509	$(759)	$27,805

The maturities of the debt securities and mortgage backed securities available-for-sale at June 30, 2009 are summarized in the following table (in thousands):

	At June 30, 2009
	Amortized	Fair
	Cost	Value
Due within 1 year	$-	$-
Due after 1 but within 5 years	-	-
Due after 5 but within 10 years	-	-
Due after 10 years	2,237	2,222
Total debt securities	2,237	2,222

Mortgage-backed securities:
Residential(1)	25,818	25,583
Total	$28,055	$27,805
____________________
(1)
Mortgage-backed securities – residential include an amortized cost of $20.0 million and a fair value of $20.5 million for Obligation of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Also included are mortgage backed securities issued by non-U.S. government-sponsored enterprises with an amortized cost of $5.8 million and fair value of $5.1 million.

The following table is an analysis of the amortized cost and fair values of securities held to maturity at June 30, 2009 (in thousands):

	At June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$8,438	$8	$(114)	$8,332
Mortgage-backed securities - commercial	2,003	-	(7)	1,996
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	19,165	139	(25)	19,279
Debt securities	6,044	16	(6)	6,054
Private label mortgage-backed securities - residential	3,011	63	(95)	2,979
Obligations of state and political subdivisions	122	9	-	131
Corporate securities	4,000	-	(65)	3,935
Total securities held to maturity	$42,783	$235	$(312)	$42,706

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2009 are summarized in the following table (in thousands):

	At June 30, 2009
	Amortized	Fair
	Cost	Value
Due within 1 year	$-	$-
Due after 1 but within 5 years	4,122	4,066
Due after 5 but within 10 years	-	-
Due after 10 years	6,044	6,054
Total debt securities	10,166	10,120

Mortgage backed securities:
Residential(1)	30,614	30,590
Commercial(2)	2,003	1,996
Total	$42,783	$42,706
______________________
(1)
Mortgage-backed securities – residential include an amortized cost of $8.4 million and a fair value of $8.3 million for obligations of U.S. government agencies issued by the Government National Mortgage Association. Obligations of U.S. government-sponsored enterprises includes obligations issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $19.2 million and a fair value of $19.3 million. Also included are mortgage backed securities issued by non-U.S. government-sponsored enterprises with an amortized cost of $3.0 million and a fair value of $3.0 million.

(2)
Mortgage-backed securities – commercial include an amortized cost of $2.0 million and a fair value of $2.0 million for obligations of U.S. government agencies issued by the Small Business Administration.

NOTE I – IMPAIRMENT OF INVESTMENT SECURITIES

The Company has adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment on debt securities not expected to be sold be recognized in other comprehensive income (“OCI”).

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by prolonged recession in the U.S. economy, changes in real estate values and interest deferrals.

The following table presents the gross unrealized losses and fair value at June 30, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

		June 30, 2009
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	4	$7,329	$(114)	$-	$-	$7,329	$(114)
Mortgage-backed securities - commercial	3	1,904	(6)	92	(1)	1,996	(7)
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	7	14,345	(34)	-	-	14,345	(34)
Debt securities	2	5,259	(21)	-	-	5,259	(21)
Private label mortgage-backed securities - residential	4	3,706	(141)	2,699	(689)	6,405	(830)
Corporate securities	1	3,935	(65)	-	-	3,935	(65)
Total	21	$36,478	$(381)	$2,791	$(690)	$39,269	$(1,071)

The following table provides additional information related to our corporate securities (dollars in thousands):

Security and	Name of Issuer's	Book	Fair	Unrealized	S & P
Name of Issuer	Parent Company	Value	Value	Loss	Rating
Bank of America Covered Bond	Bank of America, N.A.	$4,000	$3,935	$(65)	Aa2/AAA

NOTE J – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following (in thousands):

	June 30,	September 30,
	2009	2008

One-to four-family residential	$169,931	$157,867
Commercial real estate	104,265	92,823
Construction	98,256	92,856
Home equity lines of credit	21,315	15,893
Commercial business	39,136	35,995
Other	13,280	15,294

Total loans receivable	446,183	410,728
Net deferred loan costs (fees)	53	(77)
Allowance for loan losses	(7,620)	(4,502)

Total loans receivable, net	$438,616	$406,149

At June 30, 2009 and September 30, 2008, non-performing loans had a total principal balance of $33,223,000 and $20,068,000, respectively. The amount of interest income not recognized on non-performing loans was $756,000 and $459,000 for the nine month periods ended June 30, 2009 and 2008, respectively.

NOTE K - OTHER REAL ESTATE OWNED

The Company held $5.1 million of other real estate owned properties at June 30, 2009 and $4.7 million of other real estate owned properties at September 30, 2008.

The Company did not incur any write downs on properties foreclosed upon during the nine months ended June 30, 2009. Additionally, there were no further charges to expense for properties held during the nine months ended June 30, 2009. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

	June 30,	September 30,
	2009	2008

Demand accounts	$33,673	$24,699
Savings accounts	57,256	34,081
NOW accounts	49,784	36,163
Money market accounts	78,277	73,775
Certificates of deposit	191,485	177,279
Retirement certificates	32,542	29,563

	$443,017	$375,560

NOTE M – INCOME TAXES

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets were fully offset by a valuation allowance at June 30, 2009 and September 30, 2008.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

As of June 30, 2009, the Company held one Prime-based interest rate floor. The counterparty in the transaction is Wachovia Bank, N.A. In accordance with SFAS No. 133 cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of each interest rate derivative contract as of June 30, 2009 and September 30, 2008 (dollars in thousands):

				Fair Value
	Notional		Maturity	June 30,	September 30,
	Amount	Strike	Date	2009	2008

Interest rate floor	$5,000	7.25%	12/27/10	$262	$205

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

	June 30,	September 30,
	2009	2008

Financial instruments whose contract amounts represent credit risk (in thousands)
Letters of credit	$1,818	$1,620
Unused line of credits	33,583	38,427
Fixed rate loan commitments	15,823	10,202
Variable rate loan commitments	-	36,371
	$51,224	$86,620

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and September 30, 2008 were as follows:

	June 30,		September 30,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial assets
Investment securities	$70,588	$70,511	$58,944	$58,955
Loan, net of allowance for loan losses	$438,616	$445,584	$406,149	$404,078
Bank owned insurance policies	$10,871	$10,871	$10,547	$10,547

Financial liabilities
Deposits
Demand, NOW and money market savings	$218,990	$218,990	$168,718	$168,718
Certificates of deposit	224,027	223,508	206,842	207,581

Total deposits	$443,017	$442,498	$375,560	$376,299

Borrowings	$68,172	$71,611	$87,934	$89,202

Interest rate derivatives	$262	$262	$205	$205

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

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

Total assets increased $43.4 million, or 8.4%, to $557.6 million at June 30, 2009 from $514.3 million at September 30, 2008, represented by significant growth in net loans receivable, investment securities, and interest earning deposits with banks.

Net loans receivable increased $32.5 million, or 8.0%, to $438.6 million at June 30, 2009 from $406.1 million at September 30, 2008. During the nine months ended June 30, 2009, one-to-four family residential mortgage loans increased $12.1 million, or 7.6%, to $169.9 million. In addition, commercial real estate loans and commercial business loans increased $11.4 million, or 12.3%, and $3.1 million, or 8.7%, to $104.3 million and $39.1 million, respectively. Home equity lines of credit increased $5.4 million, or 34.1% to $21.3 million. Construction loans increased $5.4 million, or 5.8%, to $98.3 million at June 30, 2009.

At June 30, 2009, the significant loan categories in terms of the percent of total loans were 38.1% in one-to-four family residential mortgage loans, 23.4% in commercial real estate loans, and 22.0% in construction loans. At September 30, 2008 these categories in terms of the percent of total loans were 38.4% in one-to-four family residential mortgage loans, 22.6% in commercial real estate loans, and 22.6% in construction loans. The remaining total loans at June 30, 2009 were comprised of 8.8% commercial business, 4.8% home equity lines of credit and 2.9% of other loans, which consisted primarily of stock-secured consumer loans. Throughout 2009 we expect to continue with our strategy of diversifying the Company’s balance sheet with higher concentrations in commercial business and commercial real estate loans.

Total non-performing loans increased by $13.2 million to $33.2 million at June 30, 2009 from $20.1 million at September 30, 2008. Non-performing loans consisted of fourteen (14) construction loans totaling $22.4 million, six (6) commercial real estate loans totaling $7.5 million, seven (7) loans secured by one-to-four family residential properties totaling $2.5 million and five (5) commercial business loans totaling $813,000.

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

Non-performing construction loans increased $7.5 million to $22.4 million at June 30, 2009 from $14.9 million at September 30, 2008. At June 30, 2009, three non-performing construction loans totaling $7.4 million were secured by real estate in Newark, New Jersey. The real estate securing these loans ranges from vacant and partially completed residential lots to a substantially completed 24 unit townhome project. In addition to these projects, there were eleven non-performing loans totaling $15.0 million used for land acquisition and construction in various locations in the State of New Jersey. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Year-to-date, Magyar Bank had charged off $2.4 million in non-performing construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At June 30, 2009, there were 12 performing construction loans with interest reserves representing outstanding balances of $24.1 million, original interest reserves of $2.4 million, advanced interest reserves of $621,000, and remaining interest reserve balances of $1.8 million. At March 31, 2009, there were 15 performing construction loans with interest reserves representing outstanding balances of $25.1 million, original interest reserves of $3.4 million, advanced interest reserves of $1.3 million, and remaining interest reserve balances of $2.1 million. At December 31, 2008, there were 15 performing construction loans with interest reserves representing outstanding balances of $18.8 million, original interest reserves of $2.7 million, advanced interest reserves of $1.5 million, and remaining interest reserve balances of $1.2 million. At September 30, 2008, there were 14 performing construction loans with interest reserves representing outstanding balances of $20.1 million, original interest reserves of $2.9 million, advanced interest reserves of $1.6 million, and remaining interest reserve balances of $1.3 million.

Underwriting for construction loans with and without interest reserves has followed a uniform process. Construction loan progress is monitored by loan on a monthly basis by management of the Bank as well as by the Board of Directors. Each time an advance is requested, an inspection is made of the project by an outside engineer or appraiser, depending on the size and complexity of the project, to determine the amount of work completed and if the costs to date are supported adequately. The Bank’s construction loan operations personnel compare the advance request with the original budget and remaining loan funds available to ensure the project is in balance and that at all times the amount remaining on the loan is sufficient to complete the project.

A number of the Bank’s construction loans have been extended due to slower sales as a result of worsening economic conditions. In cases where updated appraisals reflect collateral values insufficient to cover the loan, additional collateral and/or a principal reduction is required to extend the loan. Some of the Bank’s loans that originally had interest reserves are non-performing. The Bank does not have any currently non-performing loans with active interest reserves. Once a loan is deemed impaired, any interest reserve is frozen and the loan is placed on non-accrual so that no future interest income is recorded on these loans. The Bank ceased originating new non-owner occupied construction loans in October 2008.

Non-performing commercial real estate loans increased $4.1 million to $7.5 million at June 30, 2009 from $3.4 million at September 30, 2008. However, during the nine month period ended June 30, 2009, Magyar Bank completed the foreclosure of a $1.9 million catering facility, which would have reduced the balance of non-performing commercial real estate loans at June 30, 2009 were it not for five new non-performing loans totaling $6.0 million. Magyar Bank had begun foreclosure proceedings on the properties as of June 30, 2009. Year-to-date, Magyar Bank had charged off $704,000 in non-performing commercial real estate loan balances through a reduction of its allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties increased $0.9 million to $2.5 million at June 30, 2009 from $1.6 million at September 30, 2008. Of these non-performing loans, one loan totaling $1.0 million was made to a developer that had been negatively impacted by the downturn in the real estate market. In addition to this loan, there were six non-performing owner-occupied mortgage loans totaling $1.5 million. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of June 30, 2009. The Bank anticipates receiving a deed-in-lieu of foreclosure on one of the loans totaling $426,000 in the next quarter. Year-to-date, Magyar Bank had charged off $771,000 in non-performing loans secured by one-to four-family residential properties through a reduction of its allowance for loan loss.

Non-performing commercial business loans increased $637,000 to $813,000 at June 30, 2009 from $176,000 at September 30, 2008. Of the five non-performing loans, two loans totaling $761,000 were secured by real estate collateral as an abundance of caution while three loans totaling $52,000 were unsecured. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. Year-to-date, Magyar Bank had charged off $631,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

The ratio of non-performing loans to total loans receivable was 7.4% at June 30, 2009 compared with 4.9% at September 30, 2008. Accordingly, the allowance for loan losses increased $3.1 million to $7.6 million or 22.9% of non-performing loans at June 30, 2009 compared with $4.5 million or 22.4% of non-performing loans at September 30, 2008. Provisions for loan loss during the nine months ended June 30, 2009 were $7.6 million while net charge-offs were $4.5 million. The allowance for loan losses was 1.7% of gross loans outstanding at June 30, 2009 and 1.1% of gross loans outstanding at September 30, 2008. In connection with its most recent regular examination of the Bank, the FDIC requested, and the Bank’s board of directors agreed in December 2008, to certain corrective actions, which related to the implementation of an enhanced loan review program, an enhanced credit administration program, and the reduction of adversely classified, special mention and delinquent assets.

Securities available-for-sale decreased $21.5 million, or 43.6%, to $27.8 million at June 30, 2009 from $49.3 million at September 30, 2008. The decrease was the result of $36.7 million in securities sold and $5.5 million in principal payments partially offset by $19.1 million in new security purchases and an increase in the market value of securities available-for-sale of $437,000. Securities held-to-maturity increased $33.2 million, or 344.8%, to $42.8 million at June 30, 2009 from $9.6 million at September 30, 2008. The increase was the result of $35.3 million in new security purchases partially offset by $2.1 million in principal payments.

Other real estate owned (OREO) increased $462,000 during the nine months to $5.1 million at June 30, 2009. The foreclosure of a banquet facility located in Lodi, New Jersey during the Company’s first fiscal quarter resulted in a $2.2 million increase in the balance of OREO. The Bank was in the process of evaluating offers to purchase the property at June 30, 2009. The increase in OREO was partially offset by $1.7 million in deposits to purchase three of six residential lots owned in Rumson, New Jersey. The carrying value of other real estate owned represents the lower of cost or the Bank’s net realizable value at June 30, 2009.

Total deposits increased $67.5 million, or 18.0%, to $443.0 million at June 30, 2009. The increase was primarily due to higher balances in saving accounts, which increased $23.2 million, or 68.0%, to $57.3 million at June 30, 2009 from $34.1 million at September 30, 2008. Certificates of deposit (including retirement accounts) increased $17.2 million, or 12.5%, to $224.0 million at June 30, 2009 from $206.8 million at September 30, 2008. The $17.2 million increase included a $6.2 increase in CDARS time deposits, a CD instrument that provides FDIC insurance up to $50 million. Other significant changes in total deposits over the nine month period included increases in interest-bearing NOW accounts of $13.6 million, or 37.7%, to $49.8 million, increases in demand accounts of $9.0 million, or 36.3% to $33.7 million, and increases in money market accounts of $4.5 million, or 6.1%, to $78.3 million.

Borrowings from the Federal Home Loan Bank of New York decreased $19.8 million, or 27.1% to $53.2 million at June 30, 2009 from $72.9 million at September 30, 2008. To the extent that the growth in deposit accounts was not used to fund loan growth and purchase investment securities, borrowings were repaid.

Stockholders’ equity decreased $5.6 million, or 12.3%, to $40.2 million at June 30, 2009 from $45.8 million at September 30, 2008. The decrease was attributable to a net loss of $6.2 million recorded during the nine month period, partially offset by accumulated other comprehensive gains of $252,000. For the nine months ended June 30, 2009, 9,600 shares of Company stock were repurchased at an aggregate cost of $61,000.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2009 and 2008

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2009 and 2008. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Unaudited)

Interest-earning assets:
Interest-earning deposits	$7,606	$1	0.08%	$306	$1	1.56%
Loans receivable, net	435,617	5,800	5.34%	400,703	6,251	6.26%
Securities
Taxable	65,129	709	4.37%	54,372	659	4.86%
Tax-exempt (1)	122	3	9.12%	3,398	50	5.83%
FHLB of NY stock	3,191	55	6.92%	4,102	77	7.51%
Total interest-earning assets	511,665	6,568	5.15%	462,881	7,038	6.10%
Noninterest-earning assets	45,075			45,953
Total assets	$556,740			$508,834

Interest-bearing liabilities:
Savings accounts (2)	$55,521	185	1.34%	$34,773	60	0.69%
NOW accounts (3)	121,720	414	1.36%	113,105	538	1.91%
Time deposits (4)	230,500	1,728	3.01%	188,869	1,830	3.89%
Total interest-bearing deposits	407,741	2,327	2.29%	336,747	2,428	2.89%
Borrowings	70,486	729	4.15%	93,194	843	3.63%
Total interest-bearing liabilities	478,227	3,056	2.56%	429,941	3,271	3.05%
Noninterest-bearing liabilities	34,901			29,167
Total liabilities	513,128			459,108
Retained earnings	43,612			49,726
Total liabilities and retained earnings	$556,740			$508,834

Tax-equivalent basis adjustment		(1)			(17)
Net interest income		$3,511			$3,750
Interest rate spread			2.59%			3.05%
Net interest-earning assets	$33,438			$32,940
Net interest margin (5)			2.75%			3.25%
Average interest-earning assets to average interest-bearing liabilities	106.99%			107.66%
______________________________________
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Nine Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Unaudited)

Interest-earning assets:
Interest-earning deposits	$3,550	$3	0.10%	$286	$6	2.87%
Loans receivable, net	425,056	17,337	5.43%	393,075	19,713	6.68%
Securities
Taxable	65,555	2,343	4.76%	48,175	1,799	4.98%
Tax-exempt (1)	1,529	70	6.09%	3,370	148	5.87%
FHLB of NY stock	3,889	61	2.08%	3,251	192	7.85%
Total interest-earning assets	499,579	19,814	5.28%	448,157	21,858	6.50%
Noninterest-earning assets	44,821			44,936
Total assets	$544,400			$493,093

Interest-bearing liabilities:
Savings accounts (2)	$44,173	$365	1.10%	$34,527	$212	0.82%
NOW accounts (3)	110,881	1,235	1.48%	112,966	2,203	2.60%
Time deposits (4)	225,080	5,525	3.27%	193,104	6,350	4.38%
Total interest-bearing deposits	380,134	7,125	2.50%	340,597	8,765	3.43%
Borrowings	87,587	2,323	3.53%	73,872	2,260	4.07%
Total interest-bearing liabilities	467,721	9,448	2.69%	414,469	11,025	3.54%
Noninterest-bearing liabilities	36,745			29,383
Total liabilities	504,466			443,852
Retained earnings	39,934			49,241
Total liabilities and retained earnings	$544,400			$493,093

Tax-equivalent basis adjustment		(24)			(50)
Net interest income		$10,342			$10,783
Interest rate spread			2.59%			2.96%
Net interest-earning assets	$31,858			$33,688
Net interest margin (5)			2.76%			3.21%
Average interest-earning assets to average interest-bearing liabilities	106.81%			108.13%
______________________________________
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Net Income (Loss). Net income decreased $3.0 million to a net loss of $2.8 million for the three months ended June 30, 2009 compared with the net income of $252,000 for the three months ended June 30, 2008.

Net Interest and Dividend Income. Net interest and dividend income decreased $239,000, or 6.4%, to $3.5 million for the three months ended June 30, 2009 from $3.8 million for the three months ended June 30, 2008. Total interest and dividend income decreased $454,000, or 6.5%, to $6.6 million for the three month period ended June 30, 2009 while total interest expense decreased $215,000, or 6.6%, to $3.1 million from the same three month period one year earlier. For the comparison period our interest rate spread decreased 46 basis points to 2.59% from 3.05%.

Interest Income. The decrease in interest income of $454,000, or 6.5%, to $6.6 million for the three months ended June 30, 2009 was primarily due to a 95 basis point decrease in the overall yield of interest-bearing assets to 5.15% from 6.10%, partially offset by an increase in the average balance of interest-earning assets of $48.8 million to $511.7 million from $462.9 million. Interest earned on loans decreased $451,000 to $5.8 million for the three months ended June 30, 2009 from $6.3 million for the prior year period. The decrease reflected a 92 basis point decrease in the average yield on such loans to 5.34% from 6.26%, partially offset by a $34.9 million, or 8.7%, increase in the average balance of such loans. The decrease in yield between the two periods was due primarily to the increased level of nonaccrual loans and to adjustable-rate loans that are indexed to the Prime Rate, which fell 175 basis points to 3.25% at June 30, 2009 from 5.00% at June 30, 2008.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, increased $19,000, or 2.7%, to $712,000. The increase was due to a $7.5 million, or 12.9%, increase in the average balance of such securities to $65.3 million for the current period from $57.8 for the same period of last year, while the average yield on such securities decreased 54 basis points to 4.38% for the three months ended June 30, 2009 from 4.92% for the three months ended June 30, 2008. The increased average balance of our investment securities reflected additional investment of proceeds from growth in deposit accounts.

Interest Expense. Interest expense decreased $215,000, or 6.6%, to $3.1 million for the three months ended June 30, 2009 from $3.3 million for the three months ended June 30, 2008. The decrease in interest expense was primarily due to a 49 basis point decrease in the average cost of such liabilities to 2.56% from 3.05%, partially offset by an increase in the average balance of interest-bearing liabilities of $48.3 million, or 11.2%, to $478.2 million from $429.9 million.

The average balance of interest bearing deposits increased to $407.7 million from $336.7 million while the average cost of such deposits decreased 60 basis points to 2.29% from 2.89% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $2.3 million for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008. Interest paid on advances and securities sold under agreements to repurchase decreased to $729,000 for the three months ended June 30, 2009 from $843,000 for the prior year period. A decrease in the average balance of such borrowings to $70.5 million from $93.2 million was largely offset by a 52 basis point increase in the average cost of advances and securities sold under agreements to repurchase to 4.15% for the three months ended June 30, 2009 from 3.63% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $3.2 million for the three months ended June 30, 2009 compared to a provision of $310,000 for the prior year period.

The increase in loan loss reserves was due to higher levels of non-performing loans, adverse economic conditions resulting in the depreciation of collateral values securing construction and commercial loans, and higher levels of loan charge-offs during the current quarter. During the three months ended June 30, 2009, non-performing loans increased $9.3 million to $33.2 million from $23.9 million at March 31, 2009.

Net charge-offs were $1.7 million for the three months ended June 30, 2009 compared to $2,000 for the three months ended June 30, 2008. Using updated appraised values on real estate securing non-performing loans, net of anticipated disposal costs, the Bank increased its allowance for loan loss by reducing the carrying value of five loans totaling $5.9 million by $1.7 million during the three months ended June 30, 2009.

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

Other Income. Non-interest income increased $505,000, or 130.5%, to $892,000 for the three months ended June 30, 2009 from $387,000 for the three months ended June 30, 2008. The increase in non-interest income was primarily due to $432,000 in gains on the sales of available-for-sale investment securities. The gains resulted from sales of mortgage-backed securities in the current lower interest rate environment.

Other Expenses. Non-interest expenses increased $239,000, or 6.4%, to $4.0 million for the three months ended June 30, 2009 from $3.7 million for the three months ended June 30, 2008. The increase in other expenses was due to a $497,000, or 653.9%, increase in FDIC premium to $573,000 from $76,000 for the three months ended June 30, 2008. The increase in FDIC premium was partially offset by a decrease of $134,000 in compensation and employee benefits, $54,000 in occupancy expenses, $37,000 in professional fees, $27,000 in advertising expense, and $8,000 in other expenses between the comparable three month periods.

Compensation and employee benefits decreased $134,000, or 6.4%, to $2.0 million for the three months ended June 30, 2009 compared with $2.1 million for the three months ended June 30, 2008. The decrease was the result of reductions in the number of Bank staff, benefits, such as 401(k) matches and Employee Stock Ownership Plan contributions, incentive expenses, and conference and convention expenses.

The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, resulting in an increased expense of $238,000 or 213.2%, to $314,000 in the current quarter compared from $76,000 for the quarter ended June 30, 2008. In addition to significantly higher annual assessment rates, the FDIC announced a one-time fee on all insured institutions equal to the lesser of 10% of deposits or 5% of assets minus tier 1 equity. The Bank recorded a $259,000 accrual for the one-time fee during the three months ended June 30, 2009. In the continued wake of bank failures, it is likely that the FDIC assessment will be increased further and that there will be a second one-time assessment in the Company’s next fiscal year.

Income Tax (Benefit) Expense. The Company recognized income tax expenses of $10,000 for the three months ended June 30, 2009 compared with $171,000 of income tax benefit for the three months ended June 30, 2008. The effective tax rate was (0.4%) and (211.1%) for the three month periods ended June 30, 2009 and 2008, respectively.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2009.

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and 2008

Net Income (Loss). The Company recorded a net loss of $6.2 million for the nine months ended June 30, 2009. Net income decreased $6.3 million from net income of $96,000 for the nine months ended June 30, 2008.

Net Interest and Dividend Income. Net interest and dividend income decreased $441,000, or 4.1%, to $10.3 million for the nine months ended June 30, 2009 from $10.8 million for the nine months ended June 30, 2008. Total interest and dividend income decreased $2.0 million to $19.8 million for the nine-month period ended June 30, 2009 while total interest expense decreased $1.6 million to $9.4 million for the same nine- month period. For the comparison period our interest rate spread decreased 37 basis points to 2.59% from 2.96%.

Interest Income. Interest income decreased $2.0 million, or 9.2%, to $19.8 million for the nine months ended June 30, 2009 from $21.8 million for the same period last year. The decrease in interest income was primarily due to a 122 basis point decrease in the overall yield of interest-bearing assets to 5.28% from 6.50%, partially offset by an increase in the average balance of interest-earning assets of $51.4 million to $499.6 million from $448.2 million. Interest earned on loans decreased to $17.3 million for the nine months ended June 30, 2009 from $19.7 million for the prior year period. The decrease reflected a 125 basis point decrease in the average yield on such loans to 5.43% from 6.68%, partially offset by a $32.0 million, or 8.1%, increase in the average balance of loans. The decline in yield on loans reflected increased nonaccrual loans and an overall lower interest rate environment for loans as well as an increase in the amount of non-performing loans.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, increased 25.7% to $2.4 million for the nine month period ended June 30, 2009 from $1.9 million a year earlier. An increase in the average balance of such securities of $15.5 million, or 30.1% to $67.1 million from $51.5 million was partially offset by a 25 basis point decrease in the average yield on investment securities to 4.79% from 5.04%. The increased average balance of our investment securities reflected the more favorable spreads available on such investments as compared with the prior year period when the interest yield curve was either flat or inverted.

Interest Expense. Interest expense decreased $1.6 million, or 14.3%, to $9.4 million for the nine months ended June 30, 2009 from $11.0 million for the nine months ended June 30, 2008. The decrease in interest expense was primarily due to an 85 basis point decrease in the average cost of such liabilities to 2.69% from 3.54%, partially offset by an increase in the average balance of interest-bearing liabilities of $53.3 million, or 12.8%, to $467.7 million.

The average balance of interest bearing deposits increased $39.5 million to $380.1 million for the nine months ended June 30, 2009 from $340.6 million for the same period last year while the average cost of such deposits decreased 93 basis points to 2.50% from 3.43%. This resulted in an 18.7% decrease in interest paid on deposits to $7.1 million for the nine months ended June 30, 2009 from $8.8 million for the nine months ended June 30, 2008. Interest paid on advances and securities sold under agreements to repurchase increased $63,000 to $2.3 million for the nine months ended June 30, 2009 compared to the prior year period. The increase in advance interest expense was due to an increase in the average balance of such advances to $87.6 million from $73.9 million partially offset by a 54 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 3.53% for the nine months ended June 30, 2009 from 4.07% for the prior year period. The proceeds from the increase in the balance of deposits and advances were used to fund the increase in loans and investment securities during the period.

Provision for Loan Losses. Management made a provision of $7.6 million for the nine months ended June 30, 2009 compared to a $924,000 provision for the prior year period. The increase in the provision for loan loss was due primarily to higher level of non-performing loans, adverse economic conditions resulting in the depreciation of collateral values securing construction and commercial loans, and higher level of loan charge-offs during the nine months period. Non-performing loans increased $13.2 million to $33.2 million at June 30, 2009 from $20.1 million at September 30, 2008.

Net charge-offs were $4.5 million for the nine months ended June 30, 2009 compared to $301000 for the nine months ended June 30, 2008. Using updated appraised values on real estate securing non-performing loans, net of anticipated disposal costs, the Bank decreased its allowance for loan loss by reducing the carrying value of eleven loans totaling $10.5 million by $4.5 million during the nine months ended June 30, 2009. In addition to these charge-offs, the Bank accepted short-sales on a two construction loans totaling $2.3 million that resulted in a $37,000 reduction in the allowance for loan loss.

Other Income. Non-interest income increased $1.3 million to $2.3 million for the nine months ended June 30, 2009 from $1.0 million for the nine months ended June 30, 2008. The increase in non-interest income was primarily due to $1.2 million in gains on the sales of available-for-sale investment securities. The gains resulted from sales of mortgage-backed securities and municipal bonds in the current lower interest rate environment.

 Other Expenses. Non-interest expenses increased $221,000, or 2.0%, to $11.2 million for the nine months ended June 30, 2009 from $11.0 million for the nine months ended June 30, 2008. The increase in other expenses was due to a $665,000, or 437.5%, increase in FDIC premium to $817,000 for the nine months ended June 30, 2009 from $152,000 for the nine months ended June 30, 2008. The increase in FDIC premium was partially offset by decreases of $338,000 in compensation and employee benefits and $91,000 in occupancy expenses between the comparable nine month periods.

Compensation and employee benefits decreased $338,000, or 5.3%, to $6.1 million for the nine months ended June 30, 2009 compared with $6.4 million for the nine months ended June 30, 2008. The decrease was the result of reductions in the number of Bank staff, benefits, such as 401(k) matches and Employee Stock Ownership Plan contributions, incentive expenses, and conference and convention expenses.

The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, resulting in an increased expense of $406,000 or 267.1%, to $558,000 for the nine months ended June 30, 2009 compared with $152,000 for the nine months ended June 30, 2008. In addition to significantly higher annual assessment rates, the FDIC announced a one-time fee on all insured institutions equal to the lesser of 10% of deposits or 5% of assets minus tier 1 equity. The Bank recorded a $259,000 accrual for the one-time fee during the quarter ended June 30, 2009. In the continued wake of bank failures, it is likely that the FDIC assessment will be increased further and that there will be a second one-time assessment in the Company’s next fiscal year.

Income Tax Expense (Benefit). The Company recognized an income tax expense of $54,000 for the nine months ended June 30, 2009 compared with $199,000 of income tax benefit for the nine months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine month period ended June 30, 2009 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2009, the Company had commitments outstanding under letters of credit of $1.8 million, commitments to originate loans of $15.8 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $33.6 million. There has been no material change during the nine months ended June 30, 2009 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of June 30, 2009.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4T – Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Magyar Bancorp, Inc. files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during Magyar Bancorp, Inc.'s first nine months of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	There were no Company shares repurchased during the quarter ended June 30, 2009.
The Company completed its first stock repurchase program of 130,927 shares in November 2007. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 66,970 shares had been repurchased as of June 30, 2009 at an average price of $9.39.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: August 14, 2009	/s/ Elizabeth E. Hance
Elizabeth E. Hance
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)