Form 10-K
period 2009-09-30
Magyar Bancorp, Inc.
filed 2009-12-21
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009
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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 31, 2009 was $11.6 million. As of March 31, 2009, there were 5,923,742 shares issued and 5,767,434 outstanding of the Registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2010 Annual Meeting of Stockholders (Part III)

Magyar Bancorp, Inc.
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2009

PART I

ITEM 1.	Business

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2009, Magyar Bancorp, Inc. had consolidated assets of $565.2 million, total deposits of $448.5 million and stockholders’ equity of $40.0 million. Magyar Bancorp, Inc.’s net loss for the fiscal year ended September 30, 2009 was $6.1 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08903, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

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

Market Area

We are headquartered in New Brunswick, New Jersey, and our primary deposit market area is concentrated in the communities surrounding our headquarters branch and our branch offices located in Middlesex and Somerset Counties, New Jersey.  Our primary lending market area is broader than our deposit market area and includes all of New Jersey. At September 30, 2009, 50.6% of our mortgage loan portfolio consisted of loans secured by real estate located in Middlesex and Somerset Counties in New Jersey.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2009 our market share of deposits was 1.93% and 0.35% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.91% and 0.15% at June 30, 2008.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $172.4 million, or 38.8% of our total loans at September 30, 2009. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2009. We also originate commercial real estate, commercial business and construction loans. At September 30, 2009, these loans totaled $105.8 million, $37.4 million and $93.2 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2009, home equity lines of credit and stock-secured loans totaled $22.5 million and $13.1 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$172,415	38.76%	$157,867	38.44%	$152,474	39.54%	$143,245	40.65%	$126,269	46.64%
Commercial real estate	105,764	23.78%	92,823	22.60%	81,275	21.08%	68,567	19.46%	57,366	21.19%
Construction	93,217	20.96%	92,856	22.61%	97,150	25.20%	90,342	25.64%	44,418	16.41%
Home equity lines of credit	22,528	5.07%	15,893	3.87%	12,894	3.34%	10,843	3.08%	10,398	3.84%
Commercial business	37,372	8.40%	35,995	8.76%	26,630	6.91%	24,510	6.96%	17,413	6.43%
Other	13,484	3.03%	15,294	3.72%	15,159	3.93%	14,846	4.21%	14,862	5.49%

Total loans receivable	$444,780	100.00%	$410,728	100.00%	$385,582	100.00%	$352,353	100.00%	$270,726	100.00%

Net deferred loan (fees) costs	24		(77)		(214)		(492)		(280)
Allowance for loan losses	(5,807)		(4,502)		(3,754)		(3,892)		(3,129)

Loans receivable, net	$438,997		$406,149		$381,614		$347,969		$267,317

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2009.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family Residential		Commercial Real Estate		Construction		Home Equity Lines of Credit
Due During the Fiscal Years Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

2010	$1,530	3.93%	$19,038	6.12%	$82,011	5.91%	$4,873	5.14%
2011	3,626	5.53%	3,831	6.09%	11,206	4.63%	-	-
2012	3,046	5.29%	311	10.63%	-	-	-	-
2013 to 2014	7,486	6.03%	492	6.61%	-	-	99	3.45%
2015 to 2019	19,030	5.45%	13,788	6.48%	-	-	8	3.25%
2020 to 2023	14,036	5.54%	5,834	6.94%	-	-	140	3.26%
2024 and beyond	123,661	5.73%	62,470	6.71%	-	-	17,408	3.59%

Total	$172,415	5.67%	$105,764	6.58%	$93,217	5.75%	$22,528	3.93%

	Commercial Business		Other		Total
Due During the Fiscal Years Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

2010	$25,160	4.14%	$12,513	2.32%	$145,125	5.27%
2011	1,693	6.49%	579	3.35%	20,935	5.17%
2012	1,366	5.78%	86	9.73%	4,809	5.85%
2013 to 2014	2,298	6.70%	48	6.86%	10,423	6.19%
2015 to 2019	3,318	6.80%	51	5.17%	36,195	5.97%
2020 to 2023	962	7.11%	-	-	20,972	5.99%
2024 and beyond	2,575	7.13%	207	4.93%	206,321	5.86%

Total	$37,372	4.98%	$13,484	2.48%	$444,780	5.66%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2009 that are contractually due after September 30, 2010.

	Due After September 30, 2010
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to four-family residential	$119,535	$51,350	$170,885
Commercial real estate	12,626	74,100	86,726
Construction	-	11,206	11,206
Home equity lines of credit	-	17,655	17,655
Commercial business	5,432	6,780	12,212
Other	132	839	971

Total	$137,725	$161,930	$299,655

Residential Mortgage Loans.  We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2009, $172.4 million, or 38.8% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years and are currently offered for terms up to 40 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2009, non-accrual residential mortgage loans totaled $4.6 million, or 2.65% of the total residential loan portfolio. Interest income not recorded on non-performing residential mortgage loans for the year ended September 30, 2009 was $237,000. During the year ended September 30, 2009, $39,000 had been charged-off against the allowance for loan loss for one impaired residential real estate loan.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. However, to help manage interest rate risk and to increase fee income during fiscal year 2009, twenty-seven (27) loans totaling $5.6  million  were originated and sold to Freddie Mac. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. No loans were held for sale at September 30, 2009.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. At September 30, 2009, we had $4.7 million of purchased one-to four-family residential mortgage loans. No loans were purchased in the fiscal year ended September 30, 2009.

At September 30, 2009, we had $120.0 million of fixed-rate residential mortgage loans, which represented 69.6% of our total residential mortgage loan portfolio. At September 30, 2009, our largest fixed-rate residential mortgage loan was for $4.5 million. The loan was performing in accordance with its terms at September 30, 2009.

We also offer adjustable-rate residential mortgage loans with interest rates based on the weekly average yield on U.S. Treasuries or the London Interbank Offering Rate (“LIBOR”) adjusted to a constant maturity of one year, which adjusts either annually from the outset of the loan or which adjusts annually after a one-, three-, five-, seven-, and ten-year initial fixed-rate period. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. We also offer adjustable-rate mortgage loans with an interest rate based on the prime rate as published in The Wall Street Journal or the Federal Home Loan Bank of New York advance rates.

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

At September 30, 2009, adjustable-rate residential mortgage loans totaled $52.4 million, or 30.4% of our total residential mortgage loan portfolio. Of these loans, $19.6 million were interest-only loans originated with an average original loan-to-value of 67.7%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2009, our largest adjustable-rate residential mortgage loan was for $3.3 million. The loan was performing in accordance with its terms at September 30, 2009.

In an effort to provide financing for low-and moderate-income home buyers, we offer low-to-moderate income residential mortgage loans. These loans are offered with fixed rates of interest and terms of up to 40 years, and are secured by one-to four-family residential properties. All of these loans are originated using underwriting guidelines of U.S. government-sponsored enterprises such as Freddie Mac or Federal National Mortgage Association (“Fannie Mae”). These loans are originated with maximum loan-to-value ratios of 95%.

All residential mortgage loans we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if the borrower sells or otherwise disposes of the real property securing the mortgage loan. All borrowers are required to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance on properties securing real estate loans.

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2009, $105.8 million, or 23.8%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years, provided adjustable rate periods limit the initial payment period to no more than five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.7 million. At September 30, 2009, our largest commercial real estate loan was $5.4 million and was secured by multiple office buildings. The loan was performing in accordance with its terms at September 30, 2009. At September 30, 2009, seven loans in the amount of $7.4 million were non-performing. During the year ended September 30, 2009, $1.1 million had been charged-off against the allowance for loan loss for three impaired commercial real estate loans. Interest income not recorded on non-performing commercial real estate loans for the year ended September 30, 2009 was $588,000. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, townhomes, condominiums, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.

At September 30, 2009, construction loans for the development of one-to four-family residential properties totaled $46.4 million, or 10.4% of total loans. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition funds are limited to 50% to 75% of the sale price of the land. Site improvement funds are limited to 100% of the bonded site improvement costs. Construction funds are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2009, construction loans for the development of townhomes, condominiums and apartment buildings totaled $35.5 million, or 8.0% of total loans. These construction loans also generally have a maximum term of 24 months. We generally require that a commitment for permanent financing be in place prior to closing construction loans. The maximum loan-to-value ratio limit applicable to these loans has been 75% of the appraised value of the property, but was decreased to 70% in 2007 to reduce Magyar Bank’s potential exposure to a downtown in the real estate market. Properties must maintain a debt service coverage ratio of 120%. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2009, construction loans for the development of commercial properties totaled $11.3 million, or 2.5% of total loans. These construction loans have a maximum term of 36 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. In addition, the property must maintain a debt service coverage ratio of 120%.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.7 million. At September 30, 2009, our largest outstanding construction loan balance was for $4.2 million. The loan was secured by a thirty-nine unit condominium project in Jersey City, New Jersey. The loan was performing according to its terms at September 30, 2009. At September 30, 2009, thirteen construction loans totaling $19.5 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for details on these loans), were considered non-performing and impaired. During the year ended September 30, 2009, $4.1 million had been charged-off against the allowance for loan loss for the impaired construction loans. Interest income not recorded on non-performing construction loans for the year ended September 30, 2009 was $1.5 million.

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

Commercial Business Loans. At September 30, 2009, our commercial business loans totaled $37.4 million, or 8.4% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 15 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are based on the prime rate as published in The Wall Street Journal.

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

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay the loan from his or her employment income, and which are secured by real property with ascertainable value, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the repayment of commercial business loans may depend substantially on the success of the borrower’s business. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We try to minimize these risks through our underwriting standards. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.7 million currently. At September 30, 2009, our largest commercial business loan was a $2.7 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2009. At September 30, 2009, all of our commercial business loans were performing in accordance with their terms with the exception of six non-accrual loans totaling $879,000. Interest income not recorded on non-performing commercial business loans for the year ended September 30, 2009 was $95,000. During the year ended September 30, 2009, $963,000 had been charged-off against the allowance for loan loss for impaired commercial business loans.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2009, these loans totaled $22.5 million, or 5.1% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.7 million currently. At September 30, 2009, our largest home equity line of credit was a non-performing $995,000 loan. This loan was secured by a first lien position on two separate 1-4 family residential properties on which the Bank was in the process of foreclosure at September 30, 2009. At September 30, 2009, all other home equity lines of credit were performing in accordance with their terms with the exception of one non-accrual loan totaling $91,000. During the year ended September 30, 2009, $724,000 had been charged-off against the allowance for loan loss for impaired home equity lines of credit. Interest income not recorded on non-performing home equity lines of credit for the year ended September 30, 2009 was $77,000.

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

At September 30, 2009, stock-secured loans totaled $13.1 million, or 2.9% of our total loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2009, $13.0 million, or 2.9% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2009, the aggregate loan-to-value ratio of the stock-secured portfolio was 39.9%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans without recourse. No loans were held for sale at September 30, 2009.

At September 30, 2009, we were servicing loans sold in the amount of $7.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2009, we had $26.4 million of loan participation interests in which we were the lead lender, and $8.8 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. We have not experienced any loan losses in our loan participations portfolio.

During the fiscal year ended September 30, 2009, we originated $33.1 million of fixed-rate and adjustable-rate one- to four-family residential mortgage loans. The fixed-rate loans are primarily of loans with terms of 30 years or less. We also originated $22.5 million of commercial real estate, $14.3 million of construction loans, $7.1 million of commercial business loans, and $6.1 million of home equity lines of credit and other loans during the fiscal year ended September 30, 2009.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2009, we had $4.7 million of one-to four-family residential mortgage loans that were purchased from other lenders. No loans were purchased in the fiscal year ended September 30, 2009.

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

	September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$4,565	$772	$65	$56	$188
Commercial real estate	7,439	3,400	1,936	-	-
Construction	19,515	8,224	6,008	5,135	-
Home equity lines of credit	1,086	731	-	-	-
Commercial business	879	176	21	188	387
Other	-	-	3	-	2

Total	33,484	13,303	8,033	5,379	577

Accruing loans three months or more past due:
One-to four-family residential	-	65	-	88	205
Commercial real estate	-	-	-	1,933	257
Construction	-	6,700	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial business	-	-	15	-	-
Other	-	-	-	-	1

Total loans three months or more past due	-	6,765	15	2,021	463

Total non-performing loans	33,484	20,068	8,048	7,400	1,040

Other real estate owned	5,562	4,666	2,238	-	-

Total non-performing assets	39,046	24,734	10,286	7,400	1,040
Troubled debt restructurings	458	-	-	-	-
Troubled debt restructurings and
total non-performing assets	$39,504	$24,734	$10,286	$7,400	$1,040

Ratios:
Total non-performing loans to total loans	7.53%	4.89%	2.09%	2.10%	0.38%
Total non-performing loans to total assets	5.92%	3.90%	1.70%	1.70%	0.29%
Total non-performing assets and
troubled debt restructuring to total assets	6.99%	4.81%	2.17%	1.70%	0.29%

At September 30, 2009, our portfolio of commercial business, commercial real estate and construction loans totaled $236.4 million, or 53.1% of our total loans, compared to $221.7 million, or 54.0% of our total loans, at September 30, 2008. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, at September 30, 2009, our troubled debt restructuring and total non-performing assets increased to $39.5 million from $24.7 million at September 30, 2008 and $10.3 million at September 30, 2007, reflecting the recent adverse economic conditions. The repayment of the Company’s construction loan portfolio is dependent upon the sale of the collateral securing the loans and has been particularly impacted by the rapid deterioration in the housing market and decreased buyer demand.  (See Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of non-performing assets).

Additional interest income of approximately $2.5 million and $743,000 would have been recorded during the fiscal years ended September 30, 2009 and 2008, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

The Company accounts for its impaired loans in accordance with general accepted accounting principles, which require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price less estimated costs of disposal, or the fair value of the collateral less estimated costs of disposal if the loan is collateral dependent. Regardless of the measurement method, a creditor may measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
One-to four-family residential	1	$150	9	$4,565	10	$4,715
Commercial real estate	-	-	7	7,439	7	7,439
Construction	2	1,642	10	17,873	12	19,515
Home equity lines of credit	-	-	2	1,086	2	1,086
Commercial business	1	15	5	864	6	879
Other	-	-	-	-	-	-
Total	4	$1,807	33	$31,827	37	$33,634

At September 30, 2008
One-to four-family residential	3	$216	4	$837	7	$1,053
Commercial real estate	-	-	2	3,400	2	3,400
Construction	3	5,476	7	9,395	10	14,871
Home equity lines of credit	-	-	1	731	1	731
Commercial business	1	157	1	176	2	333
Other	-	-	-	-	-	-
Total	7	$5,849	15	$14,539	22	$20,388

At September 30, 2007
One-to four-family residential	-	$-	2	$65	2	$65
Commercial real estate	3	2,214	1	$1,936	4	4,150
Construction	-	-	4	6,008	4	6,008
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	36	3	36
Other	-	-	2	3	2	3
Total	3	$2,214	12	$8,048	15	$10,262

At September 30, 2006
One-to four-family residential	-	$-	3	$144	3	$144
Commercial real estate	-	-	1	1,933	1	1,933
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	188	3	188
Other	-	-	1	-	1	-
Total	-	$-	8	$2,265	8	$2,265

At September 30, 2005
One-to four-family residential	2	$50	6	$393	8	$443
Commercial real estate	-	-	1	257	-	257
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	4	387	4	387
Other	1	220	4	3	3	223
Total	3	$270	15	$1,040	15	$1,310

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $5.6 million of real estate owned properties at September 30, 2009 and $4.7 million of real estate owned properties at September 30, 2008. During the year ended September 30, 2009, the Company completed a foreclosure of a catering facility securing a commercial real estate loan and recorded the real estate on its books for $2.2 million. In addition, the Company received a deed in lieu of foreclosure for a single family home securing a residential mortgage loan and recorded the real estate on its books for $435,000.

The Company sold one of the six lots it held in Rumson, New Jersey and accepted deposits to purchase two other lots in the amount of $1.7 million during the year ended September 30, 2009, which reduced the carrying balance in real estate owned at September 30, 2008 from $4.7 million to $2.9 million at September 30, 2009.

The Company did not incur any further write downs on properties foreclosed upon during the year ended September 30, 2009. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2009, classified assets consisted of $15.9 million of special mention assets, $46.5 million of substandard assets and $141,000 of doubtful assets at September 30, 2009.

We are required to establish an allowance for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike impairment allowances, have not been allocated to particular problem assets. When we classify problem assets, we are required to determine whether or not impairment exists. A loan is impaired when, based on current information and events, it is probable that Magyar Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that impairment exists, a specific allowance for loss is established. For collateral-dependent loans, the loan is reduced by the impairment amount via a reduction to the loan and the allowance for loan loss. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation which can direct us to establish additional loss allowances.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2009 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$4,502	$3,754	$3,892	$3,129	$2,341

Charge-offs:
One-to four-family residential	39	31	-	13	-
Commercial real estate	1,063	111	-	-	-
Construction	4,120	3,084	652	-	-
Home equity lines of credit	724	69	-	2	-
Commercial business	963	227	-	180	94
Other	1	3	4	3	9
Total charge-offs	6,910	3,525	656	198	103

Recoveries:
One-to four-family residential	-	13	-	-	-
Commercial real estate	-	-	-	-	-
Construction	2	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial business	-	-	120	-	-
Other	1	5	-	-	-
Total recoveries	3	18	120	-	-

Net charge-offs	6,907	3,507	536	198	103
Provision for loan losses	8,212	4,255	398	961	891

Balance at end of period	$5,807	$4,502	$3,754	$3,892	$3,129

Ratios:
Net charge-offs to average loans outstanding	1.61%	0.88%	0.14%	0.06%	0.05%
Allowance for loan losses to
total non performing loans at end of period	17.34%	22.43%	46.64%	52.59%	NM(1)
Allowance for loan losses to
total loans at end of period	1.31%	1.10%	0.97%	1.11%	1.16%
(1)	“NM” indicates ratio is not meaningful.

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

	Amount	Percent of Loans In Category to Total Loans
	(Dollars in thousands)
At September 30, 2009
One-to four-family residential	$455	38.76%
Commercial real estate	1,235	23.78%
Construction	2,967	20.96%
Home equity lines of credit	60	5.08%
Commercial business	957	8.40%
Other	15	3.03%
Unallocated	118	0.00%
Total allowance for loan losses	$5,807	100%
At September 30, 2008
One-to four-family residential	$429	38.44%
Commercial real estate	603	22.60%
Construction	2,846	22.61%
Home equity lines of credit	48	3.87%
Commercial business	476	8.76%
Other	4	3.72%
Unallocated	96	0.00%
Total allowance for loan losses	$4,502	100%
At September 30, 2007
One-to four-family residential	$473	38.37%
Commercial real estate	576	21.54%
Construction	1,982	23.72%
Home equity lines of credit	40	3.49%
Commercial business	675	8.72%
Other	8	4.16%
Unallocated	-	0.00%
Total allowance for loan losses	$3,754	100%
At September 30, 2006
One-to four-family residential	$327	40.65%
Commercial real estate	601	19.46%
Construction	1,519	25.64%
Home equity lines of credit	82	3.08%
Commercial business	1,153	6.96%
Other	210	4.21%
Unallocated	-	0.00%
Total allowance for loan losses	$3,892	100%
At September 30, 2005
One-to four-family residential	$312	46.64%
Commercial real estate	615	21.19%
Construction	845	16.41%
Home equity lines of credit	82	3.84%
Commercial business	815	6.43%
Other	193	5.49%
Unallocated	267	0.00%
Total allowance for loan losses	$3,129	100%

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

At September 30, 2009, our securities portfolio totaled $74.0 million, or 13.1% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2009, $56.0 million of our securities were classified as held-to-maturity and reported at amortized cost, and $18.1 million were classified as available-for-sale and reported at fair value. At September 30, 2009, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations.  At September 30, 2009, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $10.3 million, or 13.9% of our total securities portfolio. Of this amount, $8.3 million were debt securities issued by Fannie Mae and $2.0 million were debt securities issued by Freddie Mac. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities.  We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2009, our mortgage-backed securities, including CMOs, totaled $59.6 million, or 80.6% of our total securities portfolio. Included in this balance was $7.7 million of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “AAA” by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 4.25% at September 30, 2009.  The estimated fair value of our mortgage-backed securities portfolio at September 30, 2009 was $59.5 million, which was $212,000 less than the amortized cost of $59.7 million. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2009, we held $4.0 million in bonds issued by corporations and $122,000 in bonds issued by the State of New Jersey. They are classified as held to maturity with a total amortized cost value of $4.1 million, or 5.6% of our total securities portfolio. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2009, we held no equity securities other than $3.2 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios.  The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30,		At September 30,		At September 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government and government-
sponsored enterprise obligations	$2,237	$2,243	$2,237	$2,123	$-	$-
Municipal bonds	-	-	3,211	3,104	3,214	3,216
Mortgage-backed securities	15,930	15,840	44,566	44,099	24,217	24,157

Total securities available for sale	$18,167	$18,083	$50,014	$49,326	$27,431	$27,373

Securities held to maturity:
U.S. government and government-
sponsored enterprise obligations	$8,020	$8,063	$99	$98	$2,133	$2,119
Municipal bonds	122	131	132	140	137	143
Mortgage-backed securities	43,809	43,687	9,387	9,391	15,846	15,695
Corporate Notes	4,000	4,116	-	-	-	-

Total securities held to maturity	$55,951	$55,997	$9,618	$9,629	$18,116	$17,957

At September 30, 2009, a total of 15 securities with an aggregate fair value of $24.5 million had gross unrealized losses of $735,000, or approximately 3% of fair value. None of these unrealized losses are considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal bond yields have been adjusted to a tax-equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities

	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	-	-%	792	4.50%	-	-%	9,911	4.13%	10,703	4.16%
Debt securities	-	-%	-	-%	-	-%	2,237	5.00%	2,237	5.00%
Private label mortgage-backed securities - residential	-	-%	-	-%	2,273	5.25%	2,954	5.48%	5,227	5.38%
Total securities available for sale	$-	-%	$792	4.50%	$2,273	5.25%	$15,102	4.52%	$18,167	4.61%

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$-	-%	$-	-%	$-	-%	$16,258	4.64%	$16,258	4.64%
Mortgage-backed securities - commercial	-	-%	-	-%	90	1.60%	1,891	0.66%	1,981	0.70%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	2,342	3.65%	2,139	4.27%	4	4.50%	18,272	4.07%	22,757	4.05%
Debt securities	-	-%	-	-%	2,000	4.00%	6,020	5.57%	8,020	5.18%
Private label mortgage-backed securities - residential	-	-%	-	-%	-	-%	2,813	4.44%	2,813	4.44%
Obligations of U.S. states and political subdivisions	-	-%	122	6.00%	-	-%	-	-%	122	6.00%
Corporate securities	-	-%	4,000	5.50%	-	-%	-	-%	4,000	5.50%
Total securities held to maturity	$2,342	3.65%	$6,261	5.09%	$2,094	3.90%	$45,254	4.36%	$55,951	4.39%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also have the authority to accept brokered deposits and do so when attractive rates are available. At September 30, 2009, we had $15.9 million in brokered deposits as compared to $8.7 million at September 30, 2008.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2009, $220.4 million, or 49.2% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2009			2008			2007
Deposit Types:	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand accounts	$35,221	7.85%	0.00%	$24,699	6.58%	0.00%	$21,514	5.83%	0.00%
Savings accounts	57,864	12.90%	1.08%	34,081	9.07%	0.76%	35,577	9.65%	0.98%
NOW accounts	49,456	11.03%	1.16%	36,163	9.63%	0.95%	32,158	8.72%	1.77%
Money market accounts	85,535	19.07%	1.07%	73,775	19.64%	2.41%	78,979	21.42%	3.69%
Certificates of deposit	187,289	41.76%	2.45%	177,279	47.20%	3.45%	172,063	46.66%	4.74%
Retirement accounts	33,152	7.39%	3.37%	29,563	7.87%	3.81%	28,486	7.72%	4.61%

Total deposits	$448,517	100.00%	1.74%	$375,560	100.00%	2.56%	$368,777	100.00%	3.61%

As of September 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $88.9 million. The following table sets forth the maturity of these certificates as of September 30, 2009 (in thousands):

Three months or less	$40,420
Over three months through six months	11,712
Over six months through one year	9,812
Over one year to three years	15,887
Over three years	11,042

Total	$88,873

At September 30, 2009, $156.1 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2009	2008	2007
	(Dollars in thousands)

Beginning balance	$350,861	$347,263	$305,111
Net deposits (withdrawals) before interest credited	53,727	(6,935)	30,141
Interest credited	8,708	10,533	12,011

Ending balance	$413,296	$350,861	$347,263

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase with CitiGroup Global Markets Inc.

As of September 30, 2009, we had short-term and long-term advances from the Federal Home Loan Bank in the amount of $10.9 million and $44.3 million, respectively. In addition, our repurchase agreements totaled $15.0 million at September 30, 2009. These aggregate borrowings represent 13.4% of total liabilities and had a weighted average rate of 4.04% at September 30, 2009. As a member of the Federal Home Loan Bank of New York, we had an aggregate borrowing capacity of $143.9 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2009 mature as follows (in thousands):

Year Ending September 30,
2010	$10,858
2011	10,853
2012	2,813
2013	9,143
2014	8,700
Thereafter	12,760
$55,127

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2009	2008
	(Dollars in thousands)

Balance at end of year	$-	$17,550
Weighted average balance during the year	12,541	20,409
Weighted average interest rate at the end of year	0.00%	2.20%
Maximum month-end balance during the year	$42,350	$39,800
Average interest rate during the year	0.70%	2.93%

The outstanding securities sold under agreements to repurchase totaled $15.0 million at September 30, 2009. $10.0 million are callable by the issuer, CitiGroup Global Markets Inc., quarterly beginning July 31, 2009 and mature July 31, 2012. The interest rate is 4.92% as long as the 3 month LIBOR remains below 5.50%. Should the 3 month LIBOR increase above 5.50% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.50% for the next quarter, assuming the counter-party does not exercise its call option. $5.0 million are callable by the issuer quarterly beginning December 3, 2010 and mature December 3, 2014. The interest rate is 3.83% as long as the 3 month LIBOR remains below 5.12%. Should the 3 month LIBOR increase above 5.12% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.12% for the next quarter, assuming the counter-party does not exercise its call option.

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

Personnel

At September 30, 2009, we employed 86 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Currently, Magyar Bank uses the direct charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Magyar Bank failed to meet certain thrift asset and definitional tests.

At September 30, 2009, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Generally, AMT net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Magyar Bancorp, Inc. and Magyar Bank have been subject to the AMT in prior period but have subsequently used these credits against regular tax liabilities.

Net Operating Loss Carryovers. At September 30, 2009, a financial institution was able to carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Magyar Bancorp, Inc. generated $3.6 million in loss carry forwards for federal income tax purposes and $5.3 million in loss carry forwards for state income tax purposes in the tax year ended September 30, 2009. At September 30, 2009 the Company had approximately $4.3 million of federal and $8.9 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The Company’s net operating loss carry forwards were subject to a 100% valuation allowance at September 30, 2009.

On November 6, 2009, President Obama signed into law a bill that expanded the net operating loss carry back tax rules. Companies will be permitted to carry back 2008 or 2009 losses to reduce taxable income for the past five years and obtain a refund of taxes already paid. A refund for the fifth year would be subject to a 50 percent cap.

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

As of September 30, 2009, Magyar Bank’s capital exceeded all applicable requirements.

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

As of September 30, 2009, Magyar Bank met the criteria for being considered “well-capitalized.”

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

As of September 30, 2009, Magyar Bank was in compliance with these requirements.

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

Deposit Insurance. Magyar Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Magyar Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. Magyar Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment was collected on September 30, 2009. An additional special assessment of up to 5 basis points later in the Bank’s next fiscal year is probable, but the amount is uncertain. Our total expense for the June 30, 2009 special assessment was $259,000.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $807,000 for the year ended September 30, 2009 and $228,000 for the year ended September 30, 2008. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The Company is participating in the FDIC’s Temporary Account Guarantee (“TAG”) program, which is a part of the FDIC’s Temporary Liquidity Guarantee (“TLG”) program. The purpose of the TLG is to strengthen confidence and encourage liquidity in the banking system. Under the TAG, funds in non-interest-bearing accounts, in interest-bearing transaction accounts with interest rate of 0.50% or less and in Interest on Lawyers Trust Accounts will have a temporary unlimited guarantee from the FDIC until June 30, 2010. The coverage of the TAG is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2009, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

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

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the Federal Deposit Insurance Corporation for Magyar Bank. As of September 30, 2009, Magyar Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

ITEM 1A.	Risk Factors

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

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. While we have taken steps to attempt to reduce our exposure to increases in interest rates, historically our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. Likewise, in a period of falling interest rates, the interest expense paid on our liabilities may not decrease as rapidly as the interest income received on our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2009, the fair value of our total securities portfolio was $74.1 million. Unrealized net losses on securities totaled $38,000 on a pre-tax basis at September 30, 2009.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2009, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience an $18,000, or 1.2%, decrease in net interest income in the first year following the change in interest rates, and a $1.3 million, or 8.5%, increase in net interest income in the second year following the change in interest rates. At September 30, 2009, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience a $153,000, or 1.0%, increase in net interest income in the first year following the change in interest rates, and a $606,000, or 4.1%, increase in net interest income in the second year following the change in interest rates.

At September 30, 2009, our available-for-sale securities portfolio totaled $18.1 million, which included $15.8 million of mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business and   Commercial Real Estate, Our Lending Risk May Increase.

At September 30, 2009, our portfolio of commercial business and commercial real estate loans totaled $143.1 million, or 32.2% of our total loans, compared to $128.8 million or 31.4% of our total loans at September 30, 2008 and $107.9 million or 28.0% of our total loans at September 30, 2007. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2009, our non-performing loans increased to $33.5 million from $20.1 million at September 30, 2008, reflecting our increased originations of these loans as well as construction loans. In addition, because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

The Financial Sector Is Experiencing An Economic Downturn. A Deterioration of Our Current Non-performing Loans or An Increase In The Number of Non-performing Loans Will Have An Adverse Effect On Our Operations.

Virtually all of our real estate loans are secured by real estate in New Jersey. At September 30, 2009, loans secured by real estate, including home equity loans and lines of credit, represented 88.6% of our total loans. Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. Total troubled debt restructuring and total non-performing assets increased from $24.7 million at September 30, 2008 to $39.5 million at September 30, 2009, troubled debt restructuring and total non-performing assets as a percentage of total assets increased to 6.99% at September 30, 2009 as compared to 4.81% at September 30, 2008. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

Our FDIC Premium Could Be Substantially Higher In The Future, Which Would Have An Adverse Effect On Our Future Earnings.

Our FDIC insurance assessment was $1.1 million for fiscal year 2009 compared to $228,000 for fiscal 2008. Our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC for such periods and the composite rating assigned to the Bank by the FDIC. Any increases in our FDIC premium rates will reduce future earnings.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 1.3% of total loans and 17.3% of total non-performing loans at September 30, 2009. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2009.

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

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our five banking offices as of September 30, 2009:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	-
New Brunswick, New Jersey

Full – Service Branches	Leased	2002	2012
582 Milltown Road
North Brunswick, New Jersey

3050 Highway No. 27	Owned	1969	-
South Brunswick, New Jersey

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey

89 French Street	Leased	2006	2011
New Brunswick, New Jersey

The net book value of our premises, land and equipment was approximately $20.6 million at September 30, 2009.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)           Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2009, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.03% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2009 was 605. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended September 30, 2009	High	Low	Closing Price	Dividends Declared

Quarter ended September 30, 2009	$6.01	$3.75	$4.10	$-
Quarter ended June 30, 2009	7.50	4.50	5.18	-
Quarter ended March 31, 2009	7.05	2.65	4.50	-
Quarter ended December 31, 2008	10.80	4.25	5.94	-

Fiscal Year Ended September 30, 2008	High	Low	Closing Price	Dividends Declared

Quarter ended September 30, 2008	$9.28	$7.01	$8.35	$-
Quarter ended June 30, 2008	10.97	8.25	8.87	-
Quarter ended March 31, 2008	11.63	8.40	9.50	-
Quarter ended December 31, 2007	11.50	10.15	10.65	-

Dividend payments by Magyar Bancorp, Inc. are dependent primarily on dividends it receives from Magyar Bank, because Magyar Bancorp, Inc. will have no source of income other than dividends from Magyar Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Magyar Bancorp, Inc., and interest payments with respect to Magyar Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Business- Supervision and Regulation- New Jersey Banking Regulation- Dividends.”

Other than its employee stock ownership plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Magyar Bancorp’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price(1)	Number of securities remaining available for issuance under plan

Stock options	217,826	$14.61	54,503
Shares of restricted stock	-	-	4,452
Total	217,826	$14.61	58,955
______________
(1) Reflects weighted average exercise price of stock options only.

(b)	Not applicable.

(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 66,970 shares had been repurchased as of September 30, 2009 at an average price of $9.39.

The following table reports information regarding repurchases of our common stock during the year ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Remaining Number of Shares That May be Purchased Under the Plan
October 1, 2008 through December 31, 2008	6,400	$7.85	66,154
January 1, 2009 through March 31, 2009	3,200	$3.60	62,954
April 1, 2009 through June 30, 2009	-	$-	62,954
July 1, 2009 through September 30, 2009	-	$-	62,954
Total	9,600	$6.43

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the year ended September 30, 2009, we grew net loans $32.9 million, or 8.1%. We attribute this growth to an expanding referral network and reputation resulting from our continued focus on originating commercial real estate, commercial business, and residential mortgage loans. Deposits increased $73.0 million, or 19.4%, during the year ended September 30, 2009. We attribute this growth to the expansion of our commercial relationships, which tend to hold larger deposit balances, business development efforts by our retail branch managers, the continued growth of the Bank’s two newest branch facilities, and the adverse economic conditions that have resulted in a higher national savings rate.

We reported a net loss of $6.1 million for the year ended September 30, 2009. Net loss increased $3.2 million for the year ended September 30, 2009 compared with the year ended September 30, 2008, primarily due to larger provisions for loan losses. Provisions were increased to $8.2 million during the year ended September 30, 2009 compared with $4.3 million for the year ended September 30, 2008 due to higher levels of non-performing loans, adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans, and higher levels of loan charge-offs during the current period.

Our net interest margin decreased to 2.82% for the year ended September 30, 2009 from 3.19% for the year ended September 30, 2008 and our net interest spread was 2.64% and 2.96% for the years ended September 30, 2009 and 2008, respectively. The lower net interest margin and net interest spread were attributable to higher levels of non-performing assets in the current year period, as well as significant declines in market interest rates that negatively impacted yields on assets during the first half of the Bank’s year ended September 30, 2009.

Throughout 2010, we expect to continue with our strategy of diversifying our balance sheet with higher concentrations in 1-4 family residential mortgage, commercial real estate and commercial business loans.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as impaired through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis, however, the Bank’s Federal and State regulators generally require that the specific reserve against impaired loans be charged-off, reducing the carrying balance of the loan and allowance for loan loss. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations in establishing the general portion of the reserve. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly greater than the allowances we have established, which could have a material negative effect on our financial results.

Deferred Income Taxes. The Company records income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

Deferred tax assets have been reduced by a valuation allowance for all portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Comparison of Financial Condition at September 30, 2009 and September 30, 2008

Total Assets. Total assets increased $50.9 million, or 9.9%, to $565.2 million at September 30, 2009 from $514.3 million at September 30, 2008, due primarily to significant growth in loans receivable and securities held-to-maturity, partially offset by a decrease in securities available-for-sale.

Loans Receivable. Net loans receivable increased $32.9 million, or 8.1%, to $439.0 million at September 30, 2009 from $406.1 million at September 30, 2008. During the year ended September 30, 2009, one-to four-family residential mortgage loans increased $14.5 million, or 9.2%, to $172.4 million. In addition, commercial real estate loans and commercial business loans increased $12.9 million, or 13.9%, and $1.4 million, or 3.8%, to $105.8 million and $37.4 million, respectively. Construction loans increased $361,000, or 0.4%, to $93.2 million at September 30, 2009 from $92.9 million at September 30, 2008.

At September 30, 2009, the significant loan categories in terms of the percent of total loans were 38.8% in one-to four-family residential mortgage loans, 23.8% in commercial real estate loans and 21.0% in construction loans. The remaining total loans were comprised of 8.4% of commercial business, 5.1% of home equity lines of credit and 3.0% of other loans, which consisted primarily of stock-secured consumer loans.

Total non-performing loans increased by $13.4 million to $33.5 million at September 30, 2009 from $20.1 million at September 30, 2008. The total non-performing loans consisted of thirteen (13) construction loan relationships totaling $19.5 million, seven (7) commercial real estate loans totaling $7.4 million, nine (9) mortgage loans secured by one-to-four family residential properties totaling $4.6 million, two (2) home equity lines of credit totaling $1.1 million and six (6) commercial business loan totaling $879,000.

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

Non-performing construction loans increased $4.6 million to $19.5 million at September 30, 2009 from $14.9 million at September 30, 2008. At September 30, 2009, three non-performing construction loans totaling $6.6 million were secured by real estate in Newark, New Jersey. The real estate securing these loans ranged from vacant and partially completed residential lots to a substantially completed 24 unit townhome project. In addition to these projects, there were ten non-performing loans totaling $12.9 million used for land acquisition and construction in various locations in the State of New Jersey. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Year-to-date, Magyar Bank had charged off $4.1 million in non-performing construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At September 30, 2009, there were six (6) performing construction loans with interest reserves representing outstanding balances of $17.3 million, original interest reserves of $1.6 million, advanced interest reserves of $454,000, and remaining interest reserve balances of $1.1 million. At September 30, 2008, there were fourteen (14) performing construction loans with interest reserves representing outstanding balances of $20.1 million, original interest reserves of $2.9 million, advanced interest reserves of $1.6 million, and remaining interest reserve balances of $1.3 million.

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

Non-performing commercial real estate loans increased $4.0 million to $7.4 million at September 30, 2009 from $3.4 million at September 30, 2008. However, during the year ended September 30, 2009, Magyar Bank completed the foreclosure of a $1.9 million catering facility, which would have reduced the balance of non-performing commercial real estate loans at September 30, 2009 were it not for six new non-performing loans totaling $6.2 million. Magyar Bank had begun foreclosure proceedings on the properties as of September 30, 2009. Year-to-date, Magyar Bank had charged off $1.1 million in non-performing commercial real estate loan balances through a reduction of its allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties including home equity line of credit loans increased $4.1 million to $5.7 million at September 30, 2009 from $1.6 million at September 30, 2008. Of these non-performing loans, three loans totaling $3.1 million were made to a investment property manager that had been negatively impacted by the downturn in the real estate market. In addition to this loan, there were eight non-performing owner-occupied mortgage loans totaling $2.6 million. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2009. Year-to-date, Magyar Bank had charged off $763,000 in non-performing loans secured by one-to four-family residential properties through a reduction of its allowance for loan loss.

Non-performing commercial business loans increased $703,000 to $879,000 at September 30, 2009 from $176,000 at September 30, 2008. Of the six non-performing loans, two loans totaling $760,000 were secured by real estate collateral as an abundance of caution while four loans totaling $119,000 were unsecured. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. Year-to-date, Magyar Bank had charged off $963,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

The ratio of non-performing loans to total loans receivable was 7.5% at September 30, 2009 compared with 4.9% at September 30, 2008. Accordingly, the allowance for loan losses increased $1.3 million to $5.8 million or 17.3% of non-performing loans at September 30, 2009 compared with $4.5 million or 22.4% of non-performing loans at September 30, 2008. Provisions for loan loss during the year ended September 30, 2009 were $8.2 million while net charge-offs were $6.9 million. The allowance for loan losses was 1.3% of gross loans outstanding at September 30, 2009 and 1.1% of gross loans outstanding at September 30, 2008. In connection with its most recent regular examination of the Bank, the FDIC requested, and the Bank’s board of directors agreed in December 2008, to certain corrective actions, which related to the implementation of an enhanced loan review program, an enhanced credit administration program, and the reduction of adversely classified, special mention and delinquent assets.

Investment Securities. Investment securities increased $15.1 million, or 25.6%, to $74.0 million at September 30, 2009 from $58.9 million at September 30, 2008.

Securities available-for-sale decreased $31.2 million, or 63.3%, to $18.1 million at September 30, 2009 from $49.3 million at September 30, 2008. The decrease was the result of $46.5 million in security sales and $6.5 million in principal amortization, partially offset by $21.1 million in purchases of mortgage-backed securities and U.S. government-sponsored enterprise obligations. In addition, the unrealized loss on the available-for-sale portfolio decreased $604,000 to $84,000 at September 30, 2009 compared with the prior year period.

Securities held-to-maturity increased $46.3 million, or 481.7%, to $56.0 million at September 30, 2009 from $9.6 million at September 30, 2008, resulting from $50.1 million in purchases of mortgage-backed securities and U.S. government-sponsored enterprise obligations, partially offset by $3.7 million in principal amortization.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $449,000, or 4.3%, to $11.0 million at September 30, 2009 from $10.5 million at September 30, 2008. The increase in bank-owned life insurance was due to increases in the cash surrender value of existing policies.

Other Real Estate Owned. Other real estate owned increased $896,000 to $5.6 million at September 30, 2009 from $4.7 million at September 30, 2008.

The Bank completed its foreclosure of a banquet facility located in Lodi, New Jersey during the year ended September 30, 2009, which resulted in a $2.2 million increase in the balance of OREO. The facility was under contract of sale at September 30, 2009. In addition, the Company received a deed in lieu of foreclosure for a single family home securing a residential mortgage loan and recorded the real estate on its books for $435,000. The increase in OREO was partially offset by $1.7 million in sales and deposits to purchase three of six residential lots owned in Rumson, New Jersey. The carrying value of other real estate owned represents the lower of cost or fair value less estimated selling costs at September 30, 2009.

Deposits. Total deposits increased $73.0 million, or 19.4%, to $448.5 million at September 30, 2009 from $375.6 million at September 30, 2008.

The growth in deposits during the year ended September 30, 2009 was attributable to an increase in  savings accounts, which increased $23.8 million, or 69.8%, to $57.9 million, checking accounts (including demand and NOW accounts), which increased $23.8 million, or 39.1%, to $84.7 million, certificates of deposit (including individual retirement accounts), which increased $13.6 million, or 6.6% to $220.4 million  and money market accounts, which  increased $11.8 million, or 15.9% to $85.5 million. The Company’s deposit strategy during the year ended September 30, 2009 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to replace higher-cost, single service deposit account holders with lower-cost, higher checking account balances. Deposits accounted for 79.4% of total assets and 102.2% of net loans at September 30, 2009.

At September 30, 2009, the Company held $12.0 million in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit (a CD instrument that provides full FDIC insurance up to $50 million) and $15.9 million in brokered certificates of deposit.

Borrowed Funds. Borrowings and securities sold under agreements to repurchase decreased $17.8 million, or 20.3% to $70.1 million at September 30, 2009 from $87.9 million at September 30, 2008. Proceeds from deposits  were used to repay Federal Home Loan Bank of New York advances.

Borrowings and securities sold under agreements to repurchase decreased to 12.4% of assets at September 30, 2009 from 17.1% at September 30, 2008.

Stockholders’ Equity. Stockholders’ equity decreased $5.8 million, or 12.7%, to $40.0 million at September 30, 2009 from $45.8 million at September 30, 2008.

The decrease in stockholders’ equity was attributable to the $6.1 million net loss from operations for the year ended September 30, 2009, partially offset by an increase in stockholders’ equity of $520,000 related to the accounting of the Company’s equity incentive plan and Employee Stock Ownership Plan. In addition, accumulated other comprehensive losses increased $137,000 during the period to $333,000 at September 30, 2009.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. During the year ended September 30, 2009, the Company repurchased 9,600 shares of its common stock at an average cost of $6.43 per share. Under the current stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase at September 30, 2009.

Comparison of Operating Results for the Years Ended September 30, 2009 and 2008

Net Loss. The Company’s net loss increased $3.2 million to a net loss of $6.1 million for the year ended September 30, 2009 from net loss of $2.9 million for the year ended September 30, 2008.

Net Interest and Dividend Income. Net interest and dividend income decreased $378,000, or 2.6%, to $14.2 million for the year ended September 30, 2009 from $14.5 million for the year ended September 30, 2008. Total interest and dividend income decreased $2.5 million, or 8.6%, to $26.3 million for the year ended September 30, 2009 while total interest expense decreased $2.1 million, or 14.7%, to $12.2 million.

Average Balance Sheet. The table on the following page presents certain information regarding our financial condition and net interest income for the years ended September 30, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)
	For the Twelve Months Ended September 30,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense

Interest-earning assets:
Interest-earning deposits	$3,398	$3	0.09%	$403	$9	2.12%	$241	$12	4.79%
Loans receivable, net	428,428	23,145	5.40%	396,343	25,890	6.51%	371,972	27,096	7.28%
Securities
Taxable	65,962	3,037	4.60%	50,979	2,534	4.96%	40,407	1,786	4.42%
Tax-exempt (1)	1,174	48	4.09%	3,362	198	5.87%	2,961	176	5.95%
FHLB of NY stock	3,702	105	2.84%	3,550	256	7.19%	2,962	218	7.37%
Total interest-earning assets	502,664	26,338	5.24%	454,637	28,887	6.34%	418,543	29,288	7.00%
Noninterest-earning assets	44,721			45,423			42,091
Total assets	$547,385			$500,060			$460,634

Interest-bearing liabilities:
Savings accounts (2)	$47,682	$532	1.11%	$34,440	$272	0.79%	$38,615	$410	1.06%
NOW accounts (3)	114,541	1,583	1.38%	113,124	2,757	2.43%	101,088	3,628	3.59%
Time deposits (4)	224,038	7,045	3.14%	192,928	8,085	4.18%	188,306	8,653	4.60%
Total interest-bearing deposits	386,261	9,160	2.37%	340,492	11,114	3.26%	328,009	12,691	3.87%
Borrowings	83,201	3,028	3.64%	80,617	3,178	3.93%	56,403	2,857	5.07%
Total interest-bearing liabilities	469,462	12,188	2.60%	421,109	14,292	3.38%	384,412	15,548	4.04%
Noninterest-bearing liabilities	37,836			32,737			27,633
Total liabilities	507,298			453,846			412,045
Retained earnings	40,087			46,214			48,589
Total liabilities and retained earnings	$547,385			$500,060			$460,634

Tax-equivalent basis adjustment		-			(67)			(60)
Net interest income		$14,150			$14,528			$13,680
Interest rate spread			2.64%			2.96%			2.96%
Net interest-earning assets	$33,202			$33,528			$34,131
Net interest margin (5)			2.82%			3.19%			3.27%
Average interest-earning assets to average interest-bearing liabilities	107.07%			107.96%			108.88%
__________________________
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.

(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as net interest income divided by average total interest-earning assets.

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

	September 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$9	$(15)	$(6)	$8	$(11)	$(3)
Loans	1,949	(4,694)	(2,745)	1,774	(2,980)	(1,206)
Securities
Taxable	698	(195)	503	467	281	748
Tax-exempt (1)	(103)	(47)	(150)	24	(2)	22
FHLB of NY stock	10	(161)	(151)	43	(5)	38
Total interest-earning assets	2,563	(5,112)	(2,549)	2,316	(2,717)	(401)

Interest-bearing liabilities:
Savings accounts (2)	127	133	260	(44)	(94)	(138)
NOW accounts (3)	34	(1,208)	(1,174)	432	(1,303)	(871)
Time deposits (4)	1,169	(2,209)	(1,040)	213	(781)	(568)
Total interest-bearing deposits	1,330	(3,284)	(1,954)	601	(2,178)	(1,577)
Borrowings	96	(246)	(150)	1,228	(907)	321
Total interest-bearing liabilities	1,426	(3,530)	(2,104)	1,829	(3,085)	(1,256)

Increase (decrease) in tax equivalent
net interest income	$1,137	$(1,582)	(445)	$487	$368	855
Change in tax-equivalent basis adjustment			67			(7)

Increase (decrease) in net interest income			$(378)			$848
______________________________________________
(1)	Calculated using 34% tax rate for periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income decreased $2.5 million, or 8.6%, to $26.3 million for the year ended September 30, 2009 from $28.8 million for the prior year. The decrease in interest and dividend income was due to a decrease in the yield on interest earning assets of 110 basis points to 5.24% from 6.34%, partially offset by an increase in the average balance of interest earnings assets of $48.0 million to $502.7 million from $454.6 million.

Interest income on loans decreased $2.7 million, or 10.6%, to $23.1 million for the year ended September 30, 2009 from $25.9 million for the prior year. An increase of $32.1 million, or 8.1%, in the average balance of loans was more than offset by a 111 basis point decrease in the average yield on such loans to 5.40% from 6.51%. The decline in yield on loans reflected an increased amount of non-performing loans and an overall lower interest rate environment for loans during the year ended September 30, 2009 compared with the year ended September 30, 2008.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, increased $414,000, or 15.5%, to $3.1 million for the year ended September 30, 2009 from $2.7 million for the prior year. The increase was due to a $12.8 million, or 23.5%, increase in the average balance of such securities to $67.1 million from $54.3 million for the prior year as well as a 43 basis point decrease in the average yield on securities to 4.59% from 5.02% for the prior year period. The increased average balance of our investment securities reflected the redeployment of cash from deposits, which increased $73.0 million during the year ended September 30, 2009.

Interest Expense.  Interest expense decreased $2.1 million, or 14.7%, to $12.2 million for the year ended September 30, 2009 from $14.3 million for the year ended September 30, 2008. The decrease in interest expense was primarily due to a decrease in the average cost of such liabilities of 78 basis points to 2.60% from 3.38% in the lower market interest rate environment.

The average balance of interest-bearing deposits increased $45.8 million to $386.3 million for the year ended September 30, 2009 from $340.5 million for the prior year while the average cost of such deposits decreased 89 basis points to 2.37% from 3.26%. This resulted in a $1.9 million, or 17.6%, decrease in interest paid on deposits to $9.2 million for the year ended September 30, 2009 from $11.1 million for the year ended September 30, 2008.

Interest paid on advances and securities sold under agreements to repurchase decreased $150,000 to $3.0 million for the year ended September 30, 2009 from $3.2 million for the year ended September 30, 2008 despite an increase in the average balance of advances and securities sold under agreements to repurchase to $83.2 million for the year ended September 30, 2009 from $80.6 million for the year ended September 30, 2008. The decrease in advance interest expense was due to a 29 basis point decrease in the average cost of borrowings to 3.64% for the year ended September 30, 2009 from 3.93% for the prior year.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $8.2 million for the year ended September 30, 2009 compared with a $4.3 million provision for the prior year.

Provisions for loan loss increased $3.9 million due primarily to higher level of non-performing loans, adverse economic conditions resulting in the depreciation of collateral values securing construction and commercial loans, and higher level of loan charge-offs during the current year.

There were net charge-offs of $6.9 million for the year ended September 30, 2009 compared to net charge-offs of $3.5 million for the year ended September 30, 2008. The higher level of loan charge-offs resulted from depreciation of real estate collateral securing commercial and construction loans due to the current adverse economic environment.

Non-performing loans increased $13.4 million to $33.5 million at September 30, 2009 from $20.1 million at September 30, 2008. The allowance for loan losses increased $1.3 million to $5.8 million, or 1.3% of gross loans outstanding at September 30, 2009, from $4.5 million, or 1.1% of gross loans outstanding at September 30, 2008.

Other Income. Non-interest income increased $1.6 million, or 110.3% to $3.1 million at September 30, 2009 from $1.5 million the same period last year. The increase in non-interest income was primarily due to a $1.6 million increase in gains on the sales of assets. All other elements of other income were little changed at $1.4 million for both years.

The Company’s gains from the sales of available-for-sale securities increased $1.4 million to $1.5 million for the year ended September 30, 2009 from $99,000 for the year ended September 30, 2008. The gains resulted from sales of mortgage-backed securities and municipal bonds in the current lower interest rate environment. The Company’s gains on the sales of mortgage loans increased $98,000 to $136,000 for the year ended September 30, 2009 from $38,000 for the year ended September 30, 2008. The Company sold twenty-seven residential mortgage loans, servicing retained, totaling $5.6 million to Freddie Mac during the year ended September 30, 2009. There were no losses on the sales of real estate owned for the year ended September 30, 2009 compared with $97,000 in losses for the prior year period.

Other Expenses. Other expenses increased $484,000, or 3.3% to $15.1 million for the year ended September 30, 2009 from $14.6 million for the year ended September 30, 2008. The increase was attributable to higher FDIC insurance premiums paid during the year ended September 30, 2009 compared with the prior year period, offset by lower compensation, benefit and occupancy expenses.

The FDIC substantially increased its assessment rate for all insured banks and charged a special assessment in 2009 in an effort to increase its reserve ratio, resulting in an increased expense of $838,000, or 367.5%, to $1.1 million for the twelve months ended September 30, 2009 compared with $228,000 for the year ended September 30, 2008. In addition to significantly higher annual assessment rates, the FDIC announced a special assessment on all insured institutions equal to the lesser of 10% of deposits or 5% of assets minus tier 1 equity. Included with the current year’s expense was a one-time $259,000 payment for the special assessment.  In the continued wake of bank failures, it is likely that the FDIC assessment will be increased further and that there may be a second additional assessment in the Company’s next fiscal year.

Employee and benefit expenses decreased $388,000, or 4.6%, to $8.1 million for the year ended September 30, 2009 from $8.4 million for the year ended September 30, 2008. The decrease was the result of reductions in the number of Bank staff, benefits, such as 401(k) matches and Employee Stock Ownership Plan contributions, incentive expenses, and conference and convention expenses.

Occupancy expense decreased $133,000 or 5.0% to $2.5 million for the year ended September 30, 2009 from $2.7 million for the prior year period. The decrease primarily reflected reduced expenses related to the building maintenance and the depreciation of fixed assets.

Professional fees increased $150,000, or 21.3%, to $854,000 during the year ended September 30, 2009 from the prior year period. The increase in professional fees was primarily due to higher expenses related to the collection of non-performing loans and the foreclosure of collateral securing non-performing loans.

All other categories of other expense increased $17,000, or 0.7%, to remain at $2.6 million for the years ended September 30, 2009 and 2008.

Income Tax Expense. The Company recorded tax expense of $55,000 for the year ended September 30, 2009 compared with tax expense of $82,000 for the twelve months ended September 30, 2008. In assessing the realizability of deferred tax assets, the Company considers the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers our history of losses, scheduled reversal of tax assets and liabilities, deferred tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. The Company has incurred a net loss for the year ended September 30, 2009 and therefore has prevented us from reaching the "more likely than not" conclusion required under the applicable literature to recognize deferred tax assets on our Consolidated Balance

Sheet.  Accordingly, the net deferred tax assets not related to accumulated other comprehensive loss were fully offset by valuation allowances at September 30, 2009 and September 30, 2008.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the Federal Home Loan Bank of New York, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable rate home equity and short-term and medium-term fixed-rate commercial business loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. Finally, we have purchased interest rate floors and sold securities under agreements to repurchase with embedded derivatives to mitigate the impact of interest rates on our prime-based loans. At September 30, 2009 we held interest rate floors with a notional amount of $5 million and securities sold under agreements to repurchase with embedded derivatives in the amount of $15 million. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2009, the estimated changes in our net interest income for each of the next two years that would result from the designated instantaneous changes in the United States Treasury yield curve. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in Interest rates	Estimated Net Interest Income	Estimated Increase in NII Year 1		Estimated	Estimated Increase (Decrease) in NII Year 2
(Basis Points)(1)	(NII) Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$14,901	$(18)	-0.12%	$16,187	$1,268	8.50%
Unchanged	14,919	-	-	15,826	907	6.08%
-100	15,072	153	1.03%	15,526	607	4.07%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2009, our liquidity ratio was 25.6% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $7.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $18.1 million at September 30, 2009. At September 30, 2009, we also had the ability to borrow $143.9 million from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $55.1 million in advances outstanding. Finally, the brokered certificate of deposit market offers an additional option for wholesale funding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2009, we had $5.0 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $35.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2009 totaled $156.1 million, or 34.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the year ended September 30, 2009, we originated $83.1 million of loans and purchased $71.2 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $73.0 million for the year ended September 30, 2009 and a net increase in total deposits of $6.8 million for the year ended September 30, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds.  Federal Home Loan Bank advances totaled $55.1 million and $72.9 million at September 30, 2009 and September 30, 2008, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand. Our current asset/liability management strategy has been to fund variable, prime-based loans with Federal Home Loan Bank overnight advances.

Magyar Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, Magyar Bank exceeded all regulatory capital requirements. Magyar Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”

Bank-owned life insurance is a tax-advantaged financing transaction that is used to offset employee benefit plan costs. Policies are purchased insuring directors and officers of Magyar Bank using a single premium method of payment. Magyar Bank is the owner and beneficiary of the policies and records tax-free income through cash surrender value accumulation. We have minimized our credit exposure by choosing carriers that are highly rated and limiting the concentration of any one carrier. The investment in bank-owned life insurance has no significant impact on our capital and liquidity.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$156,130	$30,396	$33,915	-	$220,441
Federal Home Loan Bank advances	10,858	13,666	17,843	12,760	55,127
Repurchase agreements	-	10,000	-	5,000	15,000
Available lines of credit	17,540	1,056	187	17,076	35,859
Operating leases	286	436	270	2,623	3,615
Total	$184,814	$55,554	$52,215	$37,459	$330,042
Commitments to extend credit	$4,983	$-	$-	$-	$4,983

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets as of September 30, 2009 and 2008	59

Consolidated Statements of Operations for the Years
ended September 30, 2009 and 2008	60

Consolidated Statements of Changes in Stockholders’ Equity for the Years
ended September 30, 2009 and 2008	61

Consolidated Statements of Cash Flows for the Years
ended September 30, 2009 and 2008	62

Notes to Consolidated Financial Statements	63

Signatures
Exhibit 31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Magyar Bancorp, Inc. (the “Company”) and subsidiary as of September 30, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of September 30, 2008, and for the year then ended, were audited by other auditors whose report, dated December 23, 2008, expressed an unqualified opinion on those consolidated statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magyar Bancorp, Inc. and subsidiaries as of September 30, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
December 21, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Magyar Bancorp, Inc. and subsidiary (collectively, “the Company”) as of September 30, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magyar Bancorp, Inc. and subsidiary as of September 30, 2008 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
December 23, 2008

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,
	2009	2008

Assets
Cash	$3,529	$4,756
Interest earning deposits with banks	4,392	257
Total cash and cash equivalents	7,921	5,013

Investment securities - available for sale, at fair value	18,083	49,326
Investment securities - held to maturity, at amortized cost (fair value of $55,997
and $9,629 at September 30, 2009 and September 30, 2008, respectively)	55,951	9,618
Federal Home Loan Bank of New York stock, at cost	3,178	3,867
Loans receivable, net of allowance for loan losses of $5,807 and $4,502 at
September 30, 2009 and September 30, 2008, respectively	438,997	406,149
Bank owned life insurance	10,996	10,547
Accrued interest receivable	2,207	2,177
Premises and equipment, net	20,622	21,613
Other real estate owned	5,562	4,666
Other assets	1,690	1,296

Total assets	$565,207	$514,272
Liabilities and Stockholders' Equity
Liabilities
Deposits	$448,517	$375,560
Escrowed funds	1,246	1,285
Federal Home Loan Bank of New York advances	55,127	72,934
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	675	660
Accounts payable and other liabilities	4,615	3,007

Total liabilities	525,180	468,446

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,767,434 and 5,756,141 outstanding at September 30, 2009 and
September 30, 2008, respectively, at cost	59	59
Additional paid-in capital	26,329	26,209
Treasury stock: 156,308 and 167,601 shares at September 30, 2009 and
September 30, 2008, respectively, at cost	(1,897)	(2,093)
Unearned Employee Stock Ownership Plan shares	(1,454)	(1,551)
Retained earnings	17,323	23,398
Accumulated other comprehensive loss, net	(333)	(196)

Total stockholders' equity	40,027	45,826

Total liabilities and stockholders' equity	$565,207	$514,272

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Year Ended September 30,
	2009	2008

Interest and dividend income
Loans, including fees	$23,145	$25,890
Investment securities
Taxable	3,040	2,543
Tax-exempt	48	131
Federal Home Loan Bank of New York stock	105	256

Total interest and dividend income	26,338	28,820

Interest expense
Deposits	9,160	11,114
Borrowings	3,028	3,178

Total interest expense	12,188	14,292

Net interest and dividend income	14,150	14,528

Provision for loan losses	8,212	4,255

Net interest and dividend income after
provision for loan losses	5,938	10,273

Other income
Service charges	923	911
Other operating income	490	513
Gains on sales of loans	136	38
Gains on sales of available-for-sale securities	1,530	99
Losses on the sales of other real estate owned	-	(97)

Total other income	3,079	1,464

Other expenses
Compensation and employee benefits	8,055	8,443
Occupancy expenses	2,526	2,659
Advertising	226	244
Professional fees	854	704
Service fees	576	567
FDIC deposit insurance premiums	1,066	228
Other expenses	1,779	1,753

Total other expenses	15,082	14,598

Loss before income tax expense	(6,065)	(2,861)

Income tax expense	55	82

Net loss	$(6,120)	$(2,943)

Net loss per share-basic and diluted	$(1.06)	$(0.51)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Years Ended Septmber 30, 2009 and 2008
(In Thousands, Except for Share Amounts)

	Common Stock		Additional				Accumulated Other
	Shares Outstanding	Par Value	Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Retained Earnings	Comprehensive Loss	Total

Balance, September 30, 2007	5,798,942	$59	$26,082	$(1,740)	$(1,845)	$25,717	$(80)	$48,193
Cumulative adjustment for adoption
of ASC Topic 740	-	-	-	-	-	603	-	603
Balance, October 1, 2007 as revised	5,798,942	59	26,082	(1,740)	(1,845)	26,320	(80)	48,796

Comprehensive loss
Net loss	-	-	-	-	-	(2,943)	-	(2,943)
Change in funded status of retirement
obligations, net of tax benefit of $31	-	-	-	-	-	-	(47)	(47)
Unrealized loss on securities available-
for-sale, net of tax benefit of $212	-	-	-	-	-	-	(319)	(319)
Reclassification adjustment for gains
included in net loss, net of tax expense of $40	-	-	-	-	-	-	(59)	(59)
Unrealized gain on derivatives, net of
tax expense of $205	-	-	-	-	-	-	309	309
Total comprehensive loss								(3,059)

Purchase of treasury stock	(63,497)	-	-	(633)	-	-	-	(633)
Treasury stock used for restricted stock plan	20,696		(301)	280		21		-
ESOP shares allocated	-	-	(37)	-	294	-	-	257
Stock-based compensation expense	-	-	465	-	-	-	-	465

Balance, September 30, 2008	5,756,141	59	26,209	(2,093)	(1,551)	23,398	(196)	45,826

Comprehensive loss
Net loss	-	-	-	-	-	(6,120)	-	(6,120)
Change in funded status of retirement
obligations, net of tax benefit of $288	-	-	-	-	-	-	(433)	(433)
Unrealized loss on securities available-
for-sale, net of tax benefit of $836	-	-	-	-	-	-	1,298	1,298
Reclassification adjustment for gains included
in net loss, net of tax expense of $611	-	-	-	-	-	-	(919)	(919)
Unrealized loss on derivatives, net of tax
benefit of $56	-	-	-	-	-	-	(83)	(83)
Total comprehensive loss								(6,257)

Purchase of treasury stock	(9,600)	-	-	(62)	-	-	-	(62)
Treasury stock used for restricted stock plan	20,893	-	(303)	258	-	45	-	-
ESOP shares allocated	-	-	(42)	-	97	-	-	55
Stock-based compensation expense	-	-	465	-	-	-	-	465

Balance, September 30, 2009	5,767,434	$59	$26,329	$(1,897)	$(1,454)	$17,323	$(333)	$40,027

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended September 30,
	2009	2008

Operating activities
Net loss	$(6,120)	$(2,943)
Adjustment to reconcile net loss to net cash provided by
operating activities
Depreciation expense	1,117	1,047
Premium amortization on investment securities, net	98	62
Proceeds from the sales of loans	5,742	5,852
Provision for loan losses	8,212	4,255
Gains on sale of loans	(136)	(38)
Gains on sales of available for sale securities	(1,530)	(99)
Losses on the sales of other real estate owned	-	97
ESOP compensation expense	55	257
Stock-based compensation expense	465	465
(Increase) decrease in accrued interest receivable	(30)	344
Increase in bank owned life insurance	(449)	(427)
(Increase) decrease in other assets	(415)	2,787
Increase (decrease) in accrued interest payable	15	(1,046)
Increase (decrease) in accounts payable and other liabilities	887	(228)
Net cash provided by operating activities	7,911	10,385

Investing activities
Net increase in loans receivable	(48,992)	(38,604)
Purchases of investment securities held to maturity	(50,071)	-
Purchases of investment securities available for sale	(23,965)	(37,579)
Sales of investment securities held to maturity	-	2,321
Sales of investment securities available for sale	50,825	6,869
Proceeds from calls of investment securities held to maturity	10	2,005
Principal repayments on investment securities held to maturity	3,681	4,133
Principal repayments on investment securities available for sale	6,467	8,202
Purchases of premises and equipment	(126)	(358)
Investment in other real estate owned	(302)	(861)
Proceeds from the sale of other real estate owned	1,732	2,336
Redemption (purchase) of Federal Home Loan Bank stock	689	(1,542)
Net cash used in investing activities	(60,052)	(53,078)

Financing activities
Net increase in deposits	72,957	6,783
Stock compensation tax benefit	-	(1,739)
Net (decrease) increase in escrowed funds	(39)	113
Proceeds from long-term advances	7,500	30,622
Repayments of long-term advances	(7,757)	(4,023)
Net change in short-term advances	(17,550)	6,350
Proceeds from securities sold under agreements to repurchase	-	5,000
Purchase of treasury stock	(62)	(633)
Net cash provided by financing activities	55,049	42,473
Net increase (decrease) in cash and cash equivalents	2,908	(220)

Cash and cash equivalents, beginning of period	5,013	5,233

Cash and cash equivalents, end of period	$7,921	$5,013

Supplemental disclosures of cash flow information
Cash paid for
Interest	$12,173	$15,337
Income taxes	$52	$152
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,326	$4,000

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

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

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,566,984, or 43.3%, are held by public stockholders and 156,308, or 2.7%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

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
September 30, 2009 and 2008

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

The Company has evaluated subsequent events and transactions occurring subsequent to the statement of condition date of September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through December 21, 2009, the date these financial statements were issued.

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

The Company records income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

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

3. Investment Securities

The Company classifies its investment securities into one of three portfolios: held to maturity, available for sale or trading.  Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“AOCI”) component of stockholders’ equity.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance. The Company accounts for temporary impairments based upon security classification as either available for sale, held to maturity or trading.  Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through AOCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic financial statements.  The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis.  However, the Company maintained no securities in trading portfolios at or during the periods presented in these financial statements.

The Company accounts for other-than-temporary impairments based upon several considerations.  First, other-than-temporary impairments on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of the their fair value to a level equal to or exceeding their amortized cost, are recognized in operations.  If neither of these criteria apply, then the other-than-temporary impairment is separated into credit-related and noncredit-related components. The credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost while the noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related.  The Company recognizes credit-related, other-than-temporary impairments in earnings, while noncredit-related, other-than-temporary impairments on debt securities are recognized, net of deferred taxes, in AOCI.

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to purchase and hold restricted stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges.

Premiums and discounts on all securities are amortized or accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments on mortgage-backed securities.  Gain or loss on sales of securities is recognized on the specific identification method.

4. Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, adjusted for net deferred loan fees and costs, and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for possible loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

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

A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due including principal and interest, according to the contractual terms of the loan agreement.  The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, at the loan’s current observable market price, or the fair value of the collateral if the loan is collateral dependent.  The amount by which the recorded investment of an impaired loan exceeds the measurement value is recognized by creating a valuation allowance through a charge to the provision for loan losses.  Impairment criteria generally do not apply to those smaller-balance homogeneous loans that are collectively evaluated for impairment which for the Company includes one- to four-family first mortgage loans and consumer loans, other than those modified in a troubled debt restructuring (TDR).

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2009 and 2008.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

6. Derivative Contracts

Derivative contracts are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of related income tax effects. Gains and losses on derivative contracts are recognized upon realization utilizing the specific identification method.

As required by US GAAP, the Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value.

7. Other Real Estate Owned

Real estate acquired through foreclosure, or a deed-in-lieu of foreclosure, is recorded at fair value less estimated selling costs at the date of acquisition or transfer, and subsequently at the lower of its new cost or fair value less estimated selling costs.  Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for loan losses.  The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less estimated selling costs, at which time a provision for losses on such real estate is charged to operations.

Operating expenses of holding real estate, net of related income, are charged against income as incurred.  Gains on sales of real estate are recognized, normally at closing, when down payment and certain other requirements are met; otherwise such gains are deferred and recognized on the installment method of accounting.  Losses on the disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

8. Income Taxes

The Company and its subsidiaries file consolidated federal and individual state income tax returns.  Income taxes are allocated based on the contribution of their respective income or loss to the consolidated income tax return.

The Company records income taxes on the basis of reported income using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company follows the provisions of FASB ASC Topic 740, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2009 and 2008, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.  No interest and penalties were recorded during the years ended September 30, 2009 and 2008.  The tax years subject to examination by the taxing authorities are the years ended September 30, 2006 and forward.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

9. Advertising Costs

The Company expenses advertising costs as incurred.

10. Earnings Per Share

Basic income (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average common shares outstanding include shares held by the Magyar Bancorp, MHC and shares allocated to the Employee Stock Ownership Plan.

Diluted income per share is calculated by adjusting the weighted average common shares outstanding to reflect the potential dilution that could occur using the treasury stock method if securities or other contracts to issue common stock, such as stock options and unvested restricted stock, were exercised and converted into common stock. The resulting shares issued would share in the earnings of the Company. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. In periods of loss, dilution is not calculated and diluted loss per share is equal to basic loss per share.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	For the Years Ended September 30,
	2009			2008
	Income	Weighted average shares	Per share Amount	Income	Weighted average shares	Per share Amount
	(In thousands, except share and per share data)
Basic EPS
Net loss available to common shareholders	$(6,120)	5,769,839	$(1.06)	$(2,943)	5,791,215	$(0.51)

Effect of dilutive securities
Options and grants	-	-	-	-	-	-
Diluted EPS
Net loss available to common shareholders plus assumed conversion	$(6,120)	5,769,839	$(1.06)	$(2,943)	5,791,215	$(0.51)

All options were anti-dilutive at September 30, 2009 and 2008.

11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as certain other items which result in a change to equity during the period.

The other items allocated to comprehensive loss, as well as the related income tax effects, for the year ended September 30, 2009 and 2008 were as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

	September 30,
	2009			2008
	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:

Available-for-sale investments	$2,134	$(836)	$1,298	$(531)	$212	$(319)
Less reclassification adjustment for
net gains realized on investments	(1,530)	611	(919)	(99)	40	(59)
Minimum pension liability	(721)	288	(433)	(78)	31	(47)
Interest rate derivatives	(139)	56	(83)	514	(205)	309

Other comprehensive loss, net	$(256)	$119	$(137)	$(194)	$78	$(116)

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense, at September 30, 2008. The gain will be accreted to income over the previously contracted life of the interest rate collar, which was scheduled to mature June 24, 2013. At September 30, 2009, the book value of the unwound derivative was $400,000, recorded as $240,000 in other comprehensive loss, net of deferred tax of $160,000. At September 30, 2008, the book value of the unwound derivative was $595,000, recorded as $357,000 in other comprehensive loss, net of deferred tax of $238,000.

12. Bank-Owned Life Insurance

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

13. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is now codified as Accounting Standards Codification (“ASC”) 105. The guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The guidance was effective for interim and annual periods ending after September 15, 2009. The adoption of this standard does have an impact on our consolidated financial position or results of operations. The implementation of this guidance did not have a material impact on our consolidated financial statements. The items disclosed in the remainder of this note will refer to both the new ASC and the prior standard references.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which is now codified as ASC 805, Business Combinations. The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance becomes effective as of the beginning of a company’s fiscal year which begins after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is now codified within ASC 810, Consolidation. This guidance requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. The guidance is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 03-6-1, now codified within ASC 260, Earnings Per Share, to addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is now codified as ASC 815, Derivatives and Hedging. The guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent factors contained within derivatives. The guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of this guidance, effective March 31, 2009, did not have a material impact on the Company’s financial position, results of operations, or cash flows.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is now codifies as ASC 715, Compensation - Retirement Benefits and provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the guidance shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) which is now codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures. The guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions and provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. It also includes guidance on identifying circumstances when a transaction may not be considered orderly and provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value. This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoptions of this guidance had no impact on the Company’s consolidated financial statements although additional disclosures were required and are included in Note D and Note R.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), which is now codified in FASB ASC Topic 320, Investments-Debt and Equity Securities. The guidance clarifies the interaction of the factors that should be considered when determining whether a debt  security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the guidance changes the presentation and amount of the other-than-temporary impairment recognized in the operating statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. This

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

guidance had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note D.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) which is now codified as FASB ASC Topic 825, “Financial Instruments”. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. This guidance had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note D and Note R.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (not yet been included in the codification). This guidance prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, previous guidance is amended by removing the concept of a qualifying special-purpose entity and removing the exception from applying the guidance to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in the pre-existing guidance. This guidacne is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of this guidance will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (not yet been included in the codification). This guidance amends pre-existing guidance to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also amends pre-existing guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of this guidance will have on our consolidated financial position or results of operations.

NOTE C – STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, now codified as ASC 718, Compensation-Stock Compensation, which covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

ASC 718 also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2009:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance at September 30, 2008	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2009	217,826	$14.61	7.4 years	$-

Exercisable at September 30, 2009	87,130	$14.61	7.4 years	$-

The Company did not grant any stock options during the years ended September 30, 2009 and 2008.

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2009 and 2008, and changes during the year ended September 30, 2009:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

	Number of Stock Awards	Weighted Average Grant Date Fair Value

Balance at September 30, 2008	83,783	$14.51
Granted	-	-
Vested	(20,893)	14.51
Forfeited	-	-
Balance at September 30, 2009	62,890	$14.51

The Company did not make any grants of restricted stock during the year ended September 30, 2009 and made grants of 1,000 shares of restricted stock during the year ended September 30, 2008.

Stock option and stock award expenses included with compensation expense were $162,000 and $303,000, respectively, for the year ended September 30, 2009. The Company had no other stock-based compensation plans as of September 30, 2009, except as disclosed below.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. Pursuant to the second repurchase program, the Company had repurchased 66,970 shares of its common stock at an average cost of $9.39 per share through September 30, 2009. Under the second stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase. One of the Company’s intended uses of the repurchased shares is to satisfy awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (3.25% at September 30, 2009) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $55,000 and $257,000 for the years ended September 30, 2009 and 2008, respectively.

The following table presents the components of the ESOP shares as of September 30, 2009:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

Unreleased shares at September 30, 2008	173,056

Shares released for allocation during the
year ended September 30, 2009	19,837

Unreleased shares at September 30, 2009	153,219

Total released shares	64,644

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2009 was approximately $628,000.

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	At September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	$10,703	$216	$(1)	$10,918
Debt securities	2,237	6	-	2,243
Private label mortgage-backed securities - residential	5,227	-	(305)	4,922
Total securities available for sale	$18,167	$222	$(306)	$18,083

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$16,258	$12	$(378)	$15,892
Mortgage-backed securities - commercial	1,981	1	(1)	1,981
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	22,757	215	(50)	22,922
Debt securities	8,020	43	-	8,063
Private label mortgage-backed securities - residential	2,813	79	-	2,892
Obligations of state and political subdivisions	122	9	-	131
Corporate securities	4,000	116	-	4,116
Total securities held to maturity	$55,951	$475	$(429)	$55,997

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

	At September 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. government and government-
sponsored enterprise obligations	$2,237	$-	$(114)	$2,123
Municipal bonds	3,211	-	(107)	3,104
Mortgage-backed securities	44,566	190	(657)	44,099
Total	$50,014	$190	$(878)	$49,326

Securities held to maturity
U.S. government and government-
sponsored enterprise obligations	$99	$-	$(1)	$98
Municipal bonds	132	8	-	140
Mortgage-backed securities	9,387	58	(54)	9,391
Total	$9,618	$66	$(55)	$9,629

The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2009 are summarized in the following table:

	At September 30, 2009
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	-	-
Due after 5 but within 10 years	-	-
Due after 10 years	2,237	2,243
Total debt securities	2,237	2,243

Mortgage-backed securities:
Residential(1)	15,930	15,840
Commercial	-	-
Total	$18,167	$18,083
_______________________
(1)
Mortgage-backed securities – residential include an amortized cost of $10.7 million and a fair value of $10.9 million for Obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Also included are mortgage backed

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

securities issued by non-U.S. government-sponsored enterprises with an amortized cost of $5.2 million and fair value of $4.9 million.

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2009 are summarized in the following table:

	At September 30, 2009
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	4,122	4,247
Due after 5 but within 10 years	2,000	2,032
Due after 10 years	6,020	6,031
Total debt securities	12,142	12,310

Mortgage-backed securities:
Residential(1)	41,828	41,706
Commercial(2)	1,981	1,981
Total	$55,951	$55,997
__________________
(1)
Mortgage-backed securities – residential include an amortized cost of $16.3 million and a fair value of $15.9 million for obligations of U.S. government agencies issued by the Government National Mortgage Association. Obligations of U.S. government-sponsored enterprises includes obligations issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $22.8 million and a fair value of $22.9 million. Also included are mortgage backed securities issued by non-U.S. government-sponsored enterprises with an amortized cost of $2.8 million and a fair value of $2.9 million.

(2)
Mortgage-backed securities – commercial include an amortized cost of $2.0 million and a fair value of $2.0 million for obligations of U.S. government agencies issued by the Small Business Administration.

There were $48.0 million and $6.9 million in sales of securities from the available-for-sale portfolios during the years ended September 30, 2009 and 2008, respectively. The gross gains on sales of available for sale securities totaled $1.5 million and $99,000, respectively.

As of September 30, 2009 and 2008, securities having an estimated fair value of approximately $5,685,000 and $1,090,000, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses for the years ended September 30, 2009 and 2008 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

		September 30, 2009
		Less Than 12 Months		12 Months Or Greater		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	5	$8,967	$(379)	$-	$-	$8,967	$(379)
Mortgage-backed securities - commercial	2	-	-	90	(1)	90	(1)
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	5	10,497	(50)	-	-	10,497	(50)
Private label mortgage-backed securities - residential	3	2,244	(29)	2,678	(276)	4,922	(305)
Total	15	21,708	(458)	2,768	(277)	24,476	(735)

		September 30, 2008
		Less Than 12 Months		12 Months Or Greater		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government and government-
sponsored enterprise obligations	3	$-	$-	$2,221	$(115)	$2,221	$(115)
Municipal bonds	6	-	-	3,104	(107)	3,104	(107)
Mortgage-backed securities	21	4	(1)	30,566	(710)	30,570	(711)
Total	30	$4	$(1)	$35,891	$(932)	$35,895	$(933)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At September 30, 2009 and September 30, 2008, there were fifteen and thirty investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2009 and 2008.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,
	2009	2008
	(Dollars in thousands)

One-to four-family residential	$172,415	$157,867
Commercial real estate	105,764	92,823
Construction	93,217	92,856
Home equity lines of credit	22,528	15,893
Commercial business	37,372	35,995
Other	13,484	15,294

Total loans receivable	$444,780	$410,728

Net deferred loan (fees) costs	24	(77)
Allowance for loan losses	(5,807)	(4,502)

Loans receivable, net	$438,997	$406,149

Certain directors and executive officers of the Bank have loans with the Company. Such loans were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $5,197,000 and $3,921,000 at September 30, 2009 and 2008, respectively. Total principal additions were approximately $3,092,000 and total principal repayments were approximately $1,816,000 for the year ended September 30, 2009.

At September 30, 2009 and 2008, the Company was servicing loans for others amounting to approximately $7,800,000 and $2,300,000, respectively. The Company’s held mortgage servicing rights in the amount of $103,000 and $14,000 at September 30, 2009 and 2008, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $66,000 and $31,000 at September 30, 2009 and 2008, respectively.

The following summarizes the activity in the allowance for loan losses for the years ended September 30, 2009 and 2008:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

	September 30,
	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$4,502	$3,754
Provision for loan loss charged to income	8,212	4,255
Recoveries	3	18
Charge-offs	(6,910)	(3,525)

Balance, end of year	$5,807	$4,502

At September 30, 2009 and 2008, non-accrual loans had a total principal balance of approximately $33,484,000 and $20,068,000, respectively. The amount of interest income not recognized on non-accrual loans was approximately $2.5 million and $743,000 for the years ended September 30, 2009 and 2008, respectively. At September 30, 2009 and September 30, 2008, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual. At September 30, 2009 and 2008, loans ninety days or more delinquent and still accruing interest totaled $0 and $6.8 million, respectively.

The following is a summary of impaired loans:

	September 30,
	2009	2008
	(Dollars in thousands)

Impaired loans for which an allowance
for credit losses has been provided	$-	$-

Impaired loans for which no allowance
for credit losses has been provided	32,694	13,304

Total impaired loans	32,694	13,304

Allowance on impaired loans	-	-

Net impaired loans	$32,694	$13,304

At September 30, 2009 there were no allowances for loan losses provided for the $32.7 million in impaired loans because the Company has written these loans down to reflect the appraised value of collateral securing the loans. The average recorded investment in impaired loans was $25,604,000 and $7,700,000, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired for the years ended September 30, 2009 and 2008, respectively.

The Company has interest-only mortgage loans with principal balances of $19.6 million and $18.4 million at September 30, 2009 and 2008, respectively. The average interest-only term on these loans is 5 years at which time these loans reset to fully amortize over twenty-five years, on average. As these loans are collateralized by residential real estate and have an average loan-to-value of 65.7% as of September 30, 2009, management does not anticipate any losses on these loans as of September 30, 2009.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings were $130.6 million and $136.8 million as of September 30, 2009 and 2008, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2009	2008
	(Dollars in thousands)

Loans	$1,783	$1,888
Investment securities	257	78
Mortgage-backed securities	167	211

Accrued interest receivable	$2,207	$2,177

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2009	2008
		(Dollars in thousands)

Land	Indefinite	$3,095	$3,095
Buildings and improvements	10-40 years	20,656	20,581
Furniture, fixtures and equipment	5-7 years	3,202	3,151
		26,953	26,827
Less accumulated depreciation and amortization		(6,332)	(5,214)

		$20,622	$21,613

For the years ended September 30, 2009 and 2008, depreciation expense included in occupancy expense amounted to approximately $1,117,000 and $1,047,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. The Company owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2009, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $12,407,000, and $644,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2008, Hungaria Urban

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

Renewal, LLC accounted for approximately $3,095,000, $12,751,000, and $761,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $5.6 million of real estate owned properties at September 30, 2009 and $4.7 million at September 30, 2008. The Company did not incur any write downs on these properties during the years ended September 30, 2009 and 2008. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows (in thousands):

	September 30,
	2009	2008
	(Dollars in thousands)

Demand accounts	$35,221	$24,699
Savings accounts	57,864	34,081
NOW accounts	49,456	36,163
Money market accounts	85,535	73,775
Certificate of deposit	187,289	177,279
Retirement accounts	33,152	29,563

	$448,517	$375,560

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $227,694,000 and $156,944,000 at September 30, 2009 and 2008, respectively. The aggregate amount of certificate deposits with balance of $100,000 or more was $88.9 million and $69.9 million at September 30, 2009 and 2008, respectively.

At September 30, 2009, certificates of deposit (including retirement accounts) have contractual maturities as follows (in thousands):

Year
2010	$156,130
2011	11,190
2012	19,206
2013	9,843
2014	24,072

$220,441

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

NOTE J - BORROWINGS

1.  Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2009 and September 30, 2008 totaled approximately $55,127,000 and $55,384,000, respectively. The weighted average interest rate on advances outstanding at September 30, 2009 was 3.89%. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2009 mature as follows (in thousands):

Year Ending September 30,
2010	$10,858
2011	10,853
2012	2,813
2013	9,143
2014	8,700
Thereafter	12,760
$55,127

Additionally, the Company has established two short-term borrowing arrangements with the FHLBNY:  (1) an Overnight Line of Credit and (2) a One-Month Overnight Repricing Line of Credit in the amount of $55,704,000 each.  Each of the foregoing expires on August 9, 2010. For the periods ended September 30, 2009 and 2008, the Company had aggregate balances of $0 and $17,550,000, respectively, outstanding under these short term arrangements.

Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	September 30,
	2009	2008
	(Dollars in thousands)

Balance at end of year	$-	$17,550
Weighted average balance during the year	12,541	20,409
Weighted average interest rate at the end of year	0.00%	2.20%
Maximum month-end balance during the year	$42,350	$39,800
Average interest rate during the year	0.70%	2.93%

As of September 30, 2009, the Company had the ability to borrow an additional $88,757,000 using available collateral.

2.  Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the consolidated balance sheet. The Company had repurchase agreements of $15,000,000 at September 30, 2009 and 2008, including $10,000,000 at an interest rate of 4.92% maturing in July 2012 and $5,000,000 at an interest rate of

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

3.83% maturing in December 2014. These agreements are collateralized by securities underlying the agreements and are held in safekeeping with the transaction’s counter-party. At September 30, 2009, the fair value of the FHLB obligation and mortgage-backed investment security collateral for these agreements totaled approximately $20,842,000.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to-four family residential houses. The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing released and servicing retained during the year ended September 30, 2009 were $0 and $5.6 million, respectively. Loans sold with servicing released and servicing retained during the year ended September 30, 2008 were $0 and $5.9 million, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the balance sheet.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2009, we were servicing loans sold in the amount of $7.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights were approximately $103,000 and $14,000 at September 30, 2009 and 2008, respectively, and are included in other assets on the consolidated balance sheet. Amortization of mortgage servicing rights was approximately $10,000 and $5,000 for the years ended September 30, 2009 and 2008, respectively.  Fair values are estimated using discounted cash flows based on a current market interest rate.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2009 and 2008:

	September 30,
	2009	2008
	(Dollars in thousands)

Current	$55	$(478)
Deferred	-	560
Total income tax expense	$55	$82

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2009 and 2008 is as follows:

	September 30,
	2009	2008
	(Dollars in thousands)

Income tax benefit at statutory rate	$(2,062)	$(973)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	37	(66)
Tax-exempt income, net	(189)	(185)
Nondeductible expenses	2	11
Share based compensation	34	34
Employee stock ownership plan	(60)	9
Reversal of FIN 48 liability	-	(90)
Increase in valuation allowance	2,293	1,287
Other, net	-	55
Total income tax expense	$55	$82

The major sources of temporary differences and their deferred tax effect at September 30, 2009 and 2008 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

	September 30,
	2009	2008
	(Dollars in thousands)

Allowance for loan losses	$2,332	$1,798
Deferred loan fees	1,146	271
Employee benefits	607	296
Charitable contributions	582	577
Net operating losses	1,446	370
Capital loss disallowed	7	-
Net unrealized losses, investment securities available-for-sale	44	270
Unrealized loss, minimum pension liability	433	145
Gross deferred tax asset	6,597	3,727

Depreciation	(1,714)	(1,660)
Discount accretion on investments	(67)	(79)
Unrealized gain, derivative contracts	(237)	(293)
Gross deferred tax liability	(2,018)	(2,032)

Net deferred tax asset	4,579	1,695

Valuation Allowance	(4,339)	(1,573)

Net deferred tax asset, included in other assets	$240	$122

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2009.

The net change in the total valuation allowance for the year ended September 30, 2009 was an increase of $2,766,000 due to the continued posting of a full valuation allowance for the current year deferred tax benefit. At September 30, 2009 the Company had approximately $2.9 million of federal and $7.5 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carry forward will begin to expire in 2028. The state net operating losses will expire in 2015, if not utilized.

Prior to 1996, savings banks that met certain definitions, tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, with limitations, a bad debt deduction computed as a percentage of taxable income before such deduction. Currently, the Company employs the direct charge-off method to account for bad debt. The company was required to switch from the reserve method because it now qualifies as a Large Bank as defined under Code Section 585, and is precluded from further using the reserve method.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at September 30, 2009 and September 30, 2008.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

	At September 30,
	2009	2008
	(Dollars in thousands)

Actuarial present value of benefit obligations	$3,421	$2,685

Change in benefit obligations
Projected benefit obligation, beginning	$2,685	$3,074
Decrease due to increase in the discount rate	-	(467)
Interest cost	196	191
Actuarial loss	660	3
Annuity payments and lump sum distributions	(120)	(116)

Projected benefit obligation, end	$3,421	$2,685

Change in plan assets
Market value of assets, beginning	$2,119	$2,641
Actual return (loss) on plan assets	100	(399)
Administrative expense	(10)	(13)
Employer contributions	-	6
Annuity payments and lump sum distributions	(120)	(116)

Fair value of assets, end	$2,089	$2,119

Funded status included with other liabilities	$(1,332)	$(566)

Net pension cost for the years ended September 30, 2009 and 2008 included the following components:

	September 30,
	2009	2008
	(Dollars in thousands)

Service cost benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	196	191
Expected return on plan assets	(160)	(193)
Amortization of unrecognized net loss	9	-

Net Pension Cost	$45	$(2)

For 2009, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.50%. For 2008, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50%.

The long-term rate-of-return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

the ranges of 5-9% and 2-6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations are applied to the plan’s target allocation, the expected long-term rate of return on assets is determined to be 7.50% for 2009 and 2008.

Current Asset Allocation

The Company’s pension plan weighted-average asset allocations at September 30, 2009 and 2008, by asset category are as follows:

	September 30,
	2009	2008

Equity securities	53%	52%
Debt securities (Bond Mutual Funds)	47%	48%
Other (Money Market Fund)	0%	0%

Total	100%	100%

Expected Contributions

For the fiscal year ending September 30, 2010, the Company expects to contribute $133,000 to the Plan.

Estimated Future Benefit Payments

The following benefit payments, which reflect approximate expected future service, as appropriate, are expected to be paid as follows (in thousands):

10/01/2009 - 09/30/2010	$145
10/01/2010 - 09/30/2011	152
10/01/2011 - 09/30/2012	155
10/01/2012 - 09/30/2013	159
10/01/2013 - 09/30/2014	165
10/01/2014 - 09/30/2019	928
$1,704

Included in the funded status of the pension plan at September 30, 2009 and 2008, are actuarial losses of $1,084,000 and $363,000, respectively. These amounts are included, net of related income tax effects of $433,000 and $145,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2010, approximately $62,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

NOTE N - NONQUALIFIED COMPENSATION PLAN

The Company maintains a Supplemental Executive Retirement Plan (SERP) for the benefit of its senior officers. In addition, the Company also adopted voluntary Deferred Income and Emeritus Plans on behalf of

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

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

In 2001, the Company adopted a New Director Emeritus Plan (the New Plan), which supplemented the prior Director Emeritus Plans. Under the New Plan, the directors will be entitled to a benefit upon attainment of his/her benefit age. The directors will receive an annual amount in monthly installments based on his/her total Board and Committee fees in the twelve months prior to attainment of his/her benefit age. The amount will be ten percent (10%) plus two and on-half percent (2 1/2%) for each year of service as a Director, with a minimum of fifty percent (50%), provided the Director has served for at least five (5) years, and a maximum of sixty percent (60%).

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2009 and 2008, the Life Insurance Contracts had cash surrender values of approximately $10,996,000 and $10,547,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. As of September 30, 2009 and 2008, the Company had accrued approximately $521,000 and $23,000, respectively, for benefits under these Plans.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document.  Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed approximately $113,000 and $197,000 to the plan for the years ended September 30, 2009 and 2008, respectively.

NOTE P - COMMITMENTS

1.  Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years ending September 30 (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

2010	$286
2011	286
2012	150
2013	135
2014	135
Thereafter	2,623

$3,615

Total rental expense was approximately $388,000 and $408,000 for the years ended September 30, 2009 and 2008, respectively.

2.  Contingencies

The Company and its subsidiaries, from time to time, are a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

As of September 30, 2009, the Company held one Prime-based interest rate floor. The counterparty in the transaction is Wachovia Bank, N.A. In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of each interest rate derivative contract as of September 30, 2009 and 2008.

				Fair Value
	Notional		Maturity	at September 30,
	Amount	Strike	Date	2009	2008
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$234	$205

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense at September 30, 2008. The gain will be accreted to income over the previously contracted life of the interest rate collar, which was

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

scheduled to mature June 24, 2013. At September 30, 2009, the carrying value of the unwound derivative was $400,000, recorded as $240,000 in accumulated other comprehensive loss, net of deferred tax of $160,000. At September 30, 2008, the carrying value of the unwound derivative was $595,000, recorded as $357,000 in accumulated other comprehensive loss, net of deferred tax of $238,000.

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

At September 30, 2009 and 2008, the Company had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans.  These commitments were comprised of fixed and variable rate loans.

	September 30,
	2009	2008

Financial instruments whose contract amounts	(Dollars in thousands)
represent credit risk:
Letters of credit	$2,318	$1,620
Unused lines of credit	$35,859	$38,427
Fixed rate loan commitments	$3,863	$10,202
Variable rate loan commitments	$1,120	$36,371

	43,160	86,620

NOTE R - FAIR VALUE DISCLOSURES

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

In accordance with ASC 820, Fair Value Measurements and Disclosures, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1-	Valuation is based upon quoted prices for identical instruments traded in active markets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

Level 2-
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3-
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

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September  30, 2009 (in thousands):

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$18,083	$-	$18,083	$-
Derivatives	234	-	234	-
	$18,317	$-	$18,317	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

Mortgage Servicing Rights
Mortgage Servicing Rights (MSR’s) are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.

Impaired Loans
Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Three impairment measurement methods are used, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral if the asset is collateral dependent. The regulatory agencies require this method for loans from which repayment is expected to be provided solely by the underlying collateral. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2009 (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3

Mortgage servicing rights	$103	$-	$-	$103
Impaired loans	19,051	-	-	19,051
Other real estate owned	5,562	-	-	5,562
	$24,716	$-	$-	$24,716

Impaired loans reported in the above table consist of 15 loans with aggregate loan balances of $25.8 million reduced by $6.8 million in cumulative charge-offs and $0 in specific loss reserves. These loans are all collateralized by real estate.

Other real estate owned reported in the above table consists of one commercial property carried at $2.2 million, five residential building lots carried at $2.9 million and one single family residential property carried at $435,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and interest earning deposits with banks:  The carrying amounts are a reasonable estimate of fair value.

Investment securities:  For investment securities, fair values are calculated individually based on level 2 prices obtained from an independent nationally recognized pricing service.

Loans:  Fair value for the loan portfolio, excluding impaired loans, is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

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
September 30, 2009 and 2008

Interest rate derivatives: The third party value of interest rate derivative contracts are based on the fair market value using market prices provided from brokers trading in such instruments, less their carrying value. The carrying value is the price paid for the derivative contracts less prior amortization of the price paid.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and 2008 are as follows:

	September 30,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$74,034	$74,080	$58,944	$58,955
Loan, net of allowance for loan losses	$438,997	$445,099	$406,149	$404,078
Bank owned insurance policies	$10,996	$10,996	$10,547	$10,547

Financial liabilities
Deposits
Demand, NOW and money market savings	$228,076	$228,076	$168,718	$168,718
Certificates of deposit	$220,441	$213,569	206,842	207,581

Total deposits	$448,517	$441,645	$375,560	$376,299

Borrowings	$70,127	$73,868	$87,934	$89,202

Interest rate derivatives	$234	$234	$205	$205

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
September 30, 2009 and 2008

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2009
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	45,429	11.18%	32,447	≥ 8.00%	N/A	N/A
Magyar Bank	44,492	10.97%	32,505	≥ 8.00%	40,631	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	40,350	9.93%	16,224	≥ 4.00%	N/A	N/A
Magyar Bank	39,413	9.72%	16,252	≥ 4.00%	24,379	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	40,350	7.37%	16,422	≥ 3.00%	N/A	N/A
Magyar Bank	39,413	7.20%	16,422	≥ 3.00%	27,369	≥ 5.00%

As of September 30, 2008
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	50,523	12.99%	31,121	≥ 8.00%	N/A	N/A
Magyar Bank	44,365	11.40%	31,121	≥ 8.00%	38,901	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	46,021	11.83%	15,561	≥ 4.00%	N/A	N/A
Magyar Bank	39,863	10.25%	15,560	≥ 4.00%	23,340	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	46,021	9.20%	15,002	≥ 3.00%	N/A	N/A
Magyar Bank	39,863	8.61%	15,002	≥ 3.00%	25,003	≥ 5.00%

As of September 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At September 30, 2009, management believes that the Company and Bank meet all capital adequacy requirements to which they are subject.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On October 1, 2009, the Company was notified that the audit practice of Beard Miller Company LLP (“Beard”) an independent registered public accounting firm, was combined with ParenteBeard, LLC (“ParenteBeard”) in a transaction pursuant to which Beard combined its operations with ParenteBeard and certain of the professional staff and partners of Beard joined ParenteBeard either as employees or partners of ParenteBeard. On October 1, 2009, Beard resigned as the auditors of the Company and, on October 2, 2009, with the approval of the Audit Committee of the Company’s Board of Directors, ParenteBeard was engaged as its independent registered public accounting firm.

Prior to engaging ParenteBeard, the Company did not consult with ParenteBeard regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by ParenteBeard on the Company’s financial statements, and ParenteBeard did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Since being initially engaged as the Company’s independent registered public accounting firm on June 5, 2009, Beard has not issued any reports regarding the Company’s financial statements at any date or for any period.

During the period from initial engagement through October 1, 2009, the date of resignation, there were no disagreements with Beard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beard, would have caused them to make reference to such disagreement in any future reports.

ITEM 9AT.	Controls and Procedures

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, it used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2009, the Company's internal control over financial reporting was effective based on those criteria.

The Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I - Election of Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I - Election of Directors.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
14	Code of Ethics***
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
23.1	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

MAGYAR BANCORP, INC.

December 17, 2009	By:	/s/ Elizabeth E. Hance
Date		Elizabeth E. Hance
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Elizabeth E. Hance	President and Chief Executive Officer	December 17, 2009
Elizabeth E. Hance	(Principal Executive Officer)

/s/ Jon R. Ansari	Senior Vice President and	December 17, 2009
Jon R. Ansari	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 17, 2009
Joseph J. Lukacs, Jr., D.M.D.

/s/ Andrew Hodulik	Director	December 17, 2009
Andrew Hodulik

/s/ Thomas Lankey	Director	December 17, 2009
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 17, 2009
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 17, 2009
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 17, 2009
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 17, 2009
Edward C. Stokes