Form 10-Q
period 2009-12-31
Magyar Bancorp, Inc.
filed 2010-02-16
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2010
Common Stock, $0.01 Par Value	5,767,434

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2009	2009
	(Unaudited)
Assets
Cash	$3,423	$3,529
Interest earning deposits with banks	605	4,392
Total cash and cash equivalents	4,028	7,921

Investment securities - available for sale, at fair value	13,836	18,083
Investment securities - held to maturity, at amortized cost (fair value of $53,680
and $55,997 at December 31, 2009 and September 30, 2009, respectively)	53,724	55,951
Federal Home Loan Bank of New York stock, at cost	3,165	3,178
Loans receivable, net of allowance for loan losses of $5,819 and $5,807 at
December 31, 2009 and September 30, 2009, respectively	434,811	438,997
Bank owned life insurance	11,110	10,996
Accrued interest receivable	2,150	2,207
Premises and equipment, net	20,396	20,622
Other real estate owned	8,976	5,562
Other assets	5,641	1,690

Total assets	$557,837	$565,207
Liabilities and Stockholders' Equity
Liabilities
Deposits	$441,888	$448,517
Escrowed funds	1,205	1,246
Federal Home Loan Bank of New York advances	54,854	55,127
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	593	675
Accounts payable and other liabilities	4,462	4,615

Total liabilities	518,002	525,180

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,767,434 outstanding at December 31, 2009 and
September 30, 2009, at cost	59	59
Additional paid-in capital	26,370	26,329
Treasury stock: 156,308 shares at December 31, 2009 and
September 30, 2009, at cost	(1,897)	(1,897)
Unearned Employee Stock Ownership Plan shares	(1,432)	(1,454)
Retained earnings	17,344	17,323
Accumulated other comprehensive loss, net	(609)	(333)

Total stockholders' equity	39,835	40,027

Total liabilities and stockholders' equity	$557,837	$565,207

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2009	2008
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,799	$5,798
Investment securities
Taxable	695	834
Tax-exempt	2	33
Federal Home Loan Bank of New York stock	45	(17)

Total interest and dividend income	6,541	6,648

Interest expense
Deposits	1,817	2,439
Borrowings	717	813

Total interest expense	2,534	3,252

Net interest and dividend income	4,007	3,396

Provision for loan losses	400	4,002

Net interest and dividend income after
provision for loan losses	3,607	(606)

Other income
Service charges	242	206
Other operating income	118	110
Gains on sales of loans	76	-
Gains on sales of available-for-sale securities	79	-
		-
Total other income	515	316

Other expenses
Compensation and employee benefits	2,719	2,028
Occupancy expenses	622	645
Advertising	43	70
Professional fees	227	167
Service fees	145	145
FDIC deposit insurance premiums	267	79
Other expenses	401	417

Total other expenses	4,424	3,551

Loss before income tax expense	(302)	(3,841)

Income tax (benefit) expense	(323)	19

Net income (loss)	$21	$(3,860)

Net income (loss) per share-basic and diluted	$0.004	$(0.67)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended December 31, 2009
(In Thousands)
(Unaudited)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2009	5,767,434	$59	$26,329	$(1,897)	$(1,454)	$17,323	$(333)	$40,027

Comprehensive loss:
Net income	-	-	-	-	-	21	-	21
Unrealized loss on securities available-
for-sale, net of tax benefit of $109	-	-	-	-	-	-	(182)	(182)
Reclassification adjustment for gains included
in net loss, net of tax expense of $32	-	-	-	-	-	-	(47)	(47)
Unrealized loss on derivatives, net of tax
benefit of $31	-	-	-	-	-	-	(47)	(47)
Total comprehensive loss								(255)

ESOP shares allocated	-	-	(12)	-	22	-	-	10
Stock-based compensation expense	-	-	53	-	-	-	-	53

Balance, December 31, 2009	5,767,434	$59	$26,370	$(1,897)	$(1,432)	$17,344	$(609)	$39,835

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Three Months
	Ended December 31,
	2009	2008
	(Unaudited)
Operating activities
Net income (loss)	$21	$(3,860)
Adjustment to reconcile net income (loss) to net cash provided
(used) by operating activities
Depreciation expense	279	274
Premium amortization on investment securities, net	44	13
Proceeds from the sales of loans	1,875	-
Provision for loan losses	400	4,002
Gains on sale of loans	(76)	-
Gains on sales of available for sale securities	(79)	-
ESOP compensation expense	10	9
Stock-based compensation expense	53	116
Decrease (increase) in accrued interest receivable	57	(41)
Increase in bank owned life insurance	(114)	(107)
Increase in other assets	(3,857)	(168)
(Decrease) increase in accrued interest payable	(82)	57
(Decrease) increase in accounts payable and other liabilities	(153)	5
Net cash (used) provided by operating activities	(1,622)	300

Investing activities
Net increase in loans receivable	(1,592)	(18,324)
Purchases of investment securities held to maturity	(3,069)	-
Purchases of investment securities available for sale	-	(16,590)
Sales of investment securities available for sale	3,285	-
Principal repayments on investment securities held to maturity	5,257	401
Principal repayments on investment securities available for sale	666	1,648
Purchases of premises and equipment	(53)	(33)
Investment in other real estate owned	(81)	-
Proceeds from the sale of other real estate owned	246	914
Redemption (purchase) of Federal Home Loan Bank stock	13	(998)
Net cash provided (used) by investing activities	4,672	(32,982)

Financing activities
Net (decrease) increase in deposits	(6,629)	9,348
Stock compensation tax benefit	-	31
Net decrease in escrowed funds	(41)	(41)
Proceeds from long-term advances	-	4,000
Repayments of long-term advances	(273)	(262)
Net change in short-term advances	-	18,450
Purchase of treasury stock	-	(50)
Net cash (used) provided by financing activities	(6,943)	31,476
Net decrease in cash and cash equivalents	(3,893)	(1,206)

Cash and cash equivalents, beginning of period	7,921	5,013

Cash and cash equivalents, end of period	$4,028	$3,807

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,615	$3,195
Income taxes	$-	$-
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$3,579	$2,169

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

Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The September 30, 2009 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the statement of condition date of December 31, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through February 16, 2010, the date these financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Emerging Issues Task Force (“EITF”) issued guidance, codified within Accounting Standards Codification (“ASC”) 260, Earnings Per Share, that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The implementation of this guidance, effective October 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued guidance, codified within ASC 715, Compensation - Retirement Benefits, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the guidance must be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the

Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS (LOSS) PER SHARE

Basic earnings per share for the three months ended December 31, 2009 and 2008 was calculated by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the three months ended December 31, 2009 and 2008. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months
	Ended December 31,
	2009	2008

Income (loss) applicable to common shares	$21	$(3,860)
Weighted average number of common shares
outstanding - basic	5,779	5,765
Stock options and restricted stock	-	-
Weighted average number of common shares
and common share equivalents - diluted	5,779	5,765

Basic earnings (loss) per share	$0.004	$(0.67)

Diluted earnings (loss) per share	$0.004	$(0.67)

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 47,090 shares of restricted shares at a weighted average price of $14.55 were outstanding and not included in the computation of diluted earnings per share for the quarter ended December 31, 2009 because the option price was greater than the average market price.  Options to purchase 217,826 shares of common stock at an average price of $14.61 and 83,783 restricted stock at an average price of $14.51 were outstanding and not included in the computation of diluted earnings per share for the quarter ended December 31, 2008.

NOTE E – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) Section 718, Compensation-Stock Compensation, which covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2009	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	(29,550)	14.61
Balance at December 31, 2009	188,276	$14.61	7.2 years	$-

Exercisable at December 31, 2009	87,130	$14.61	7.2 years	$-

At December 31, 2009, recipients of stock options under the 2006 Equity Incentive Plan were entitled to 40% of the options awarded, or 87,130 shares. The following is a summary of the status of the Company’s non-vested options as of December 31, 2009:

		Weighted
	Number of	Average
	Non-Vested	Grant Date
	Stock Options	Fair Value

Balance at September 30, 2009	130,696	$3.91
Granted	-	-
Exercised	-	-
Forfeited	(29,550)	3.91
Balance at December 31, 2009	101,146	$3.91

The following is a summary of the Company’s non-vested share awards as of and during the three months ended December 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2009	62,890	$14.51
Granted	-	-
Vested	-	-
Forfeited	(15,800)	14.36
Balance at December 31, 2009	47,090	$14.55

Stock option and stock award expenses included with compensation expense were $40,000 and $13,000, respectively, for the three months ended December 31, 2009.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2009, the Company had repurchased a total of 66,970 shares of its common stock at an average cost of $9.39 per share under this program. Under the stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2009. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meets the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.25% at January 1, 2010) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2009, shares allocated to participants totaled 64,644. Unallocated ESOP shares held in suspense totaled 153,219 at December 31, 2009 and had a fair market value of $612,876. The Company's contribution expense for the ESOP was $10,000 and $10,000 for the three months ended December 31, 2009 and 2008, respectively.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) and the related income tax effects are as follows (in thousands):

	Three Months Ended December 31,
	2009			2008
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:

Available-for-sale investments	$(291)	$109	$(182)	$1,065	$(410)	$655

Less reclassification adjustment for
gains realized in net income	(79)	32	(47)	-	-	-

Interest rate derivatives	(78)	31	(47)	91	(36)	55

Other comprehensive income (loss), net	$(448)	$172	$(276)	$1,156	$(446)	$710

NOTE G – FAIR VALUE DISCLOSURES

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

In accordance with ASC 820, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Derivative financial instruments
The Company uses interest rate floors to manage its interest rate risk. The interest rate floors have been designated as cash flow hedging instruments. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis.

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available-for-sale	$13,836	$-	$13,836	$-
Derivatives	190	-	190	-
	$14,026	$-	$14,026	$-

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available-for-sale	$18,083	$-	$18,083	$-
Derivatives	234	-	234	-
	$18,317	$-	$18,317	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net
Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.

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

Other Real Estate Owned
The fair value of the other real estate owned is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2009.

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Mortgage servicing rights	$118	$-	$-	$118
Impaired loans	15,490	-	-	15,490
Other real estate owned	8,976	-	-	8,976
	$24,584	$-	$-	$24,584

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Mortgage servicing rights	$103	$-	$-	$103
Impaired loans	19,051	-	-	19,051
Other real estate owned	5,562	-	-	5,562
	$24,716	$-	$-	$24,716

Thefollowing methods and assumptions were used to estimate the fair value of each class of financial instruments not already disclosed above for which it is practicable to estimate fair value:

Cash and interest earning deposits with banks:  The carrying amounts are a reasonable estimate of fair value.

Held to maturity securities:  The fair values of our held to maturity securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in our portfolio.

Loans:  Fair value for the loan portfolio, excluding impaired loans with specific loss allowances, is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

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

Deposits: The fair value of deposits with no stated maturity, such as money market deposit accounts, interest-bearing checking accounts and savings accounts, is equal to the amount payable on demand.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is equivalent to current market rates for deposits of similar size, type and maturity.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and September 30, 2009 were as follows:

	December 31, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$67,560	$67,516	$74,034	$74,080
Loan, net of allowance for loan losses	$434,811	$439,064	$438,997	$445,099
Bank owned insurance policies	$11,110	$11,110	$10,996	$10,996

Financial liabilities
Deposits
Demand, NOW and money market savings	$233,766	$233,766	$228,076	$228,076
Certificates of deposit	208,122	211,264	220,441	213,569

Total deposits	$441,888	$445,030	$448,517	$441,645

Borrowings	$69,854	$72,943	$70,127	$73,868

Interest rate derivatives	$190	$190	$234	$234

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

Cash and cash equivalent, accrued interest receivable and accrued interest payable are not presented in the above table as the carrying amounts shown is the consolidated balance sheet equals fair value.

NOTE H - INVESTMENT SECURITIES

      The following table is an analysis of the amortized cost and fair values of securities available for sale at December 31, 2009 and September 30, 2009:

	At December 31, 2009				At September 30, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	$7,063	$146	$-	$7,209	$10,703	$216	$(1)	$10,918
Debt securities	2,238	-	(17)	2,221	2,237	6	-	2,243
Private label mortgage-backed securities - residential	4,989	-	(583)	4,406	5,227	-	(305)	4,922
Total securities available for sale	$14,290	$146	$(600)	$13,836	$18,167	$222	$(306)	$18,083

The maturities of the debt securities and mortgage backed securities available-for-sale at December 31, 2009 are summarized in the following table:

	At December 31, 2009
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	-	-
Due after 5 but within 10 years	-	-
Due after 10 years	2,238	2,221
Total debt securities	2,238	2,221

Mortgage-backed securities:
Residential(1)	12,052	11,615
Total	$14,290	$13,836
__________________
(1)
Mortgage-backed securities – residential include an amortized cost of $7.1 million and a fair value of $7.2 million for Obligation of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Also included are mortgage backed securities issued by non-U.S. government-sponsored enterprises with an amortized cost of $5.0 million and fair value of $4.4 million.

The following table is an analysis of the amortized cost and fair values of securities held to maturity at December 31, 2009 and September 30, 2009:

	At December 31, 2009				At September 30, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$17,675	$6	$(364)	$17,317	$16,258	$12	$(378)	$15,892
Mortgage-backed securities - commercial	1,959	1	-	1,960	1,981	1	(1)	1,981
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	22,768	228	(121)	22,875	22,757	215	(50)	22,922
Debt securities	5,000	10	(28)	4,982	8,020	43	-	8,063
Private label mortgage-backed securities - residential	2,200	69	(119)	2,150	2,813	79	-	2,892
Obligations of state and political subdivisions	122	7	-	129	122	9	-	131
Corporate securities	4,000	267	-	4,267	4,000	116	-	4,116
Total securities held to maturity	$53,724	$588	$(632)	$53,680	$55,951	$475	$(429)	$55,997

The maturities of the debt securities and the mortgage backed securities held to maturity at December 31, 2009 are summarized in the following table:

	At December 31, 2009
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	4,122	4,396
Due after 5 but within 10 years	2,000	2,010
Due after 10 years	3,000	2,972
Total debt securities	9,122	9,378

Mortgage backed securities:
Residential(1)	42,643	42,342
Commercial(2)	1,959	1,960
Total	$53,724	$53,680
 _____________________
(1)
Mortgage-backed securities – residential include an amortized cost of $17.7 million and a fair value of $17.3 million for obligations of U.S. government agencies issued by the Government National Mortgage Association. Obligations of U.S. government-sponsored enterprises includes obligations issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $22.8 million and a fair value of $22.9 million. Also included are mortgage backed securities issued by non-U.S. government-sponsored enterprises with an amortized cost of $2.2 million and a fair value of $2.2 million.

(2)
Mortgage-backed securities – commercial include an amortized cost of $2.0 million and a fair value of $2.0 million for obligations of U.S. government agencies issued by the Small Business Administration.

NOTE I – IMPAIRMENT OF INVESTMENT SECURITIES

The Company recognizes credit-related other-than-temporary impairment on debt securities in earnings while noncredit-related other-than-temporary impairment on debt securities not expected to be sold are recognized in other comprehensive income (“OCI”).

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

The following table presents the gross unrealized losses and fair value at December 31, 2009 and September 30, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2009
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$12,868	$(364)	$-	$-	$12,868	$(364)
Obligations of U.S. government-
sponsored enterprises:
Mortgage backed securities - residential	2	3,200	(121)	-	-	3,200	(121)
Debt securities	2	5,193	(45)	-	-	5,193	(45)
Private label mortgage-backed securities:
Residential	4	2,975	(154)	2,280	(548)	5,255	(702)
Total	14	$24,236	$(684)	$2,280	$(548)	$26,516	$(1,232)

		September 30, 2009
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	5	$8,967	$(379)	$-	$-	$8,967	$(379)
Mortgage-backed securities - commercial	2	-	-	90	(1)	90	(1)
Obligations of U.S. government-
sponsored enterprises:
Mortgage backed securities - residential	5	10,497	(50)	-	-	10,497	(50)
Private label mortgage-backed securities:
Residential	3	2,244	(29)	2,678	(276)	4,922	(305)
Total	15	$21,708	$(458)	$2,768	$(277)	$24,476	$(735)

NOTE J – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2009	2009
	(Dollars in thousands)

One-to four-family residential	$171,140	$172,415
Commercial real estate	103,816	105,764
Construction	88,505	93,217
Home equity lines of credit	23,584	22,528
Commercial business	37,607	37,372
Other	15,928	13,484

Total loans receivable	440,580	444,780
Net deferred loan costs (fees)	50	24
Allowance for loan losses	(5,819)	(5,807)

Total loans receivable, net	$434,811	$438,997

At December 31, 2009 and September 30, 2009, non-performing loans, all of which were non-accrual, had a total principal balance of $30,270,000 and $33,484,000, respectively. The amount of interest income not recognized on loans was $776,000 and $823,000 for the three month periods ended December 31, 2009 and 2008, respectively. At December 31, 2009 and September 30, 2009, impaired loans, none of which were subject to specific loss allowances, totaled $27,725,000 and $32,694,000, respectively.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2009	2009
	(Dollars in thousands)

Demand accounts	$33,005	$35,221
Savings accounts	60,374	57,864
NOW accounts	54,059	49,456
Money market accounts	86,328	85,535
Certificates of deposit	176,561	187,289
Retirement certificates	31,561	33,152

	$441,888	$448,517

NOTE L – INCOME TAXES

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2009.

NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

As of December 31, 2009, the Company held one Prime-based interest rate floor. The counterparty in the transaction is Wachovia Bank, N.A. In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of our interest rate derivative contract as of December 31, 2009 and September 30, 2009.

				Fair Value
	Notional		Maturity	December 31,	September 30,
	Amount	Strike	Date	2009	2009
				(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$190	$234

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	December 31,	September 30,
	2009	2009
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$2,218	$2,318
Unused line of credits	35,846	35,859
Fixed rate loan commitments	4,812	3,863
Variable rate loan commitments	775	1,120

	$43,651	$43,160

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

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

Total assets decreased $7.4 million, or 1.3%, to $557.8 million at December 31, 2009 from $565.2 million at September 30, 2009. The quarterly decrease resulted from lower balances of cash and investment securities, which decreased $3.9 million and $6.5 million, respectively, partially offset by an increase in other assets.

Net loans receivable decreased $4.2 million, or 1.0%, to $434.8 million at December 31, 2009 from $439.0 million at September 30, 2009. During the three months ended December 31, 2009, construction loans decreased $4.7 million, or 5.1%, to $88.5 million. In addition, commercial real estate loans and one-to four-family residential mortgage loans decreased $1.9 million, or 1.8%, and $1.3 million, or 0.7%, to $103.8 million and $171.1 million, respectively. The decrease was offset by a $2.4 million, or 18.1%, increase in other loans, a $1.1 million, or 4.7%, in home equity lines of credit loans and a $235,000, or 0.6%, in commercial business loans to $15.9 million, $23.6 million and $37.6 million at December 31, 2009 from $13.5 million, $22.5 million and $37.4 million at September 30, 2009, respectively.

At December 31, 2009, the significant loan categories in terms of the percent of total loans were 38.8% in one- to four-family residential mortgage loans, 23.6% in commercial real estate loans, and 20.1% in construction loans. At September 30, 2009 these categories in terms of the percent of total loans were 38.4% in one- to four-family residential mortgage loans, 22.6% in commercial real estate loans, and 22.6% in construction loans. The remaining total loans were comprised of 8.5% commercial business, 5.4% home equity lines of credit and 3.6% of other loans, which consisted primarily of stock-secured consumer loans.

Total non-performing loans decreased $3.2 million to $30.3 million at December 31, 2009 from $33.5 million at September 30, 2009.  The decrease was the result of the Bank’s acceptance of deeds-in-lieu of foreclosure of collateral securing two non-performing construction loans totaling $3.6 million and one non-performing commercial real estate loan totaling $318,000. Excluding the acceptances of deeds-in-lieu of foreclosure, non-performing loans increased $700,000, almost entirely due to a $600,000 commercial line of credit secured by real estate currently under contract of sale that is expected to pay off the non-performing loan.

Adverse economic conditions have led to higher levels of non-performing loans, particularly in the Company’s construction loan portfolio. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by rapid deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

The ratio of non-performing loans to total loans receivable was 6.9% at December 31, 2009 compared with 7.5% at September 30, 2009. The allowance for loan losses remained $5.8 million at December 31, 2009, but increased to 19.2% of non-performing loans at December 31, 2009 compared with 17.3% of non-performing loans at September 30, 2009. Provision for loan loss during the three months ended December 31, 2009 was $400,000 while net charge-offs were $388,000. The allowance for loan losses was 1.32% of gross loans outstanding at December 31, 2009 and 1.31% of gross loans outstanding at September 30, 2009.

Investment securities decreased $6.4 million to $67.6 million at December 31, 2009 from $74.0 million at September 30, 2009. Proceeds from investment calls and principal repayments totaling $5.9 million, sales of $3.2 million in mortgage-backed securities and $370,000 in unrealized losses during the three months ended December 31, 2009 exceeded purchases totaling $3.1 million during the quarter.

Other real estate owned (OREO) increased $3.4 million during the three months to $9.0 million at December 31, 2009 from $5.6 million at September 30, 2009. The quarterly increase resulted primarily from the receipt of deeds-in-lieu of foreclosure on real estate securing two construction loans that had total carrying values of $3.6 million and one non-performing commercial real estate loan totaling $318,000 at September 30, 2009. One construction loan was secured by a substantially completed 24-unit condominium project in Newark, NJ. The loan had been written down to its appraised value at September 30, 2009 and was transferred to other real estate owned at its $2.7 million carrying value. The second construction loan was secured by eight residential lots in Newark, NJ, two of which had partially completed homes. The loan was written down $388,000 to the appraised value of real estate collateral, net of acquisition costs, during the three months ended December 31, 2009 and was transferred to other real estate owned at $568,000.

Other assets increased $3.9 million to $5.6 million at December 31, 2009 from $1.7 million at September 30, 2009. The increase was primarily due to the prepayment of three years’ FDIC insurance assessments during the three months ended December 31, 2009. The FDIC opted to collect future payments from all insured institutions in order to replenish the Deposit Insurance Fund. The Company’s prepayment totaled $3.8 million, of which $3.6 million was recorded as a prepaid asset at December 31, 2009.

Total deposits decreased $6.6 million, or 1.5%, to $441.9 million at December 31, 2009 from $448.5 million at September 30, 2009. The outflow in deposits occurred in certificates of deposit (including individual retirement accounts), which decreased $12.3 million to $208.1 million, and non-interest checking accounts, which decreased $2.2 million, or 6.3%, to $33.0 million. Partially offsetting these decreases were a $4.6 million increase in interest-bearing checking account balances, a $2.5 million increase in savings account balances, and a $793,000 increase in money market account balances. The Company’s improved net interest margin in the first quarter was largely a result of the managed outflow of higher rate certificates of deposit.

Included with the total deposits at December 31, 2009 and September 30, 2009 were $12.3 million and $12.0 million, respectively, in Certificate of Deposit Account Registry Service (CDARS) reciprocal certificates of deposit and $25.4 million and $15.9 million, respectively, in brokered certificates of deposit.

Borrowings from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase were relatively unchanged during the quarter, decreasing $273,000, or 0.4%, to $69.9 million at December 31, 2009 from $70.1 million at September 30, 2009.

Stockholders’ equity decreased $192,000, or 0.5%, to $39.8 million at December 31, 2009 from $40.0 million at September 30, 2009. The decrease was attributable to an increase in accumulated other comprehensive loss of $276,000, partially offset by income from operations. For the three months ended December 31, 2009, the Company did not repurchase shares of its stock.

Average Balance Sheets for the Three Months Ended December 31, 2009 and 2008

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended December 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Unaudited)
Interest-earning assets:
Interest-earning deposits	$606	$-	0.15%	$202	$1	0.92%
Loans receivable, net	439,033	5,799	5.24%	414,202	5,798	5.55%
Securities
Taxable	70,381	695	3.92%	65,331	833	5.06%
Tax-exempt (1)	122	2	5.95%	3,259	50	6.02%
FHLB of NY stock	3,278	45	5.44%	4,478	(17)	-1.49%
Total interest-earning assets	513,420	6,541	5.05%	487,472	6,665	5.42%
Noninterest-earning assets	44,120			44,870
Total assets	$557,540			$532,342

Interest-bearing liabilities:
Savings accounts (2)	$58,253	159	1.08%	$35,476	74	0.83%
NOW accounts (3)	132,480	355	1.06%	102,243	438	1.70%
Time deposits (4)	211,453	1,303	2.44%	216,805	1,927	3.53%
Total interest-bearing deposits	402,186	1,817	1.79%	354,524	2,439	2.73%
Borrowings	72,241	717	3.99%	101,533	813	3.18%
Total interest-bearing liabilities	474,427	2,534	2.12%	456,057	3,252	2.83%
Noninterest-bearing liabilities	43,103			34,420
Total liabilities	517,530			490,477
Retained earnings	40,010			41,865
Total liabilities and retained earnings	$557,540			$532,342

Tax-equivalent basis adjustment		-			(17)
Net interest income		$4,007			$3,396
Interest rate spread			2.93%			2.59%
Net interest-earning assets	$38,993			$31,415
Net interest margin (5)			3.10%			2.76%
Average interest-earning assets to average interest-bearing liabilities	108.22%			106.89%

(1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

Net Income (Loss). Net income increased $3.9 million, to $21,000 for the three months ended December 31, 2009 from a net loss of $3.9 million for the three months ended December 31, 2008.

Net Interest and Dividend Income. Net interest and dividend income increased $611,000, or 18.0%, to $4.0 million for the three months ended December 31, 2009 from $3.4 million for the three months ended December 31, 2008. Total interest and dividend income decreased $107,000 to $6.5 million for the three month period ended December 31, 2009 while total interest expense decreased $718,000 to $2.5 million from the same three month period one year earlier. For the comparison period our interest rate spread increased 34 basis points to 2.93% from 2.59%.

Interest and Dividend Income. The decrease in interest and dividend income of $107,000, or 1.6%, to $6.5 million for the three months ended December 31, 2009 was primarily due to a decrease in the overall yield of interest-bearing assets to 5.05% from 5.42%, partially offset by an increase in the average balance of interest-earning assets of $25.9 million to $513.4 million from $487.5 million. Interest earned on loans remained $5.8 million for the three months ended December 31, 2009 compared with the prior year period despite a $24.8 million increase in the average balance of loans between the periods. The increase in average balances of loans was offset by a 31 basis point decrease in the average yield on such loans to 5.24% from 5.55%. The decrease in yield between the two periods was due primarily to lower market interest rates and higher levels of non-performing loans.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, decreased $170,000, or 19.6%, due to a 119 basis point decrease in the average yield on such securities to 3.92% for the three months ended December 31, 2008 from 5.11% for the three months ended December 31, 2008, partially offset by a $1.9 million, or 2.8%, increase in the average balance of such securities.

Interest Expense.  Interest expense decreased $718,000, or 22.1%, to $2.5 million for the three months ended December 31, 2009 from $3.2 million for the three months ended December 31, 2008. The decrease in interest expense was primarily due to a 71 basis point decrease in the average cost of such liabilities to 2.12% from 2.83%, partially offset by an increase in the average balance of interest-bearing liabilities of $18.4 million, or 4.0%, to $474.4 million from $456.1 million.

The average balance of interest bearing deposits increased to $402.2 million from $354.5 million while the average cost of such deposits decreased to 1.79% from 2.73% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $1.8 million for the three months ended December 31, 2009 from $2.4 million for the three months ended December 31, 2008. Average interest paid on advances and securities sold under agreements to repurchase decreased to $717,000 for the three months ended December 31, 2009 from $813,000 for the prior year period. A decrease in the average balance of such borrowings to $72.2 million from $101.5 million was largely offset by a 76 basis point increase in the average cost of advances and securities sold under agreements to repurchase to 3.94% for the three months ended December 31, 2009 from 3.18% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $400,000 for the three months ended December 31, 2009 compared to a provision of $4.0 million for the prior year period.

The decrease in provision for loan losses was due to a slight decrease in non-performing loans and a decreased level of loan charge-offs during the three month period ended December 31, 2009 as compared with the three month period ended December 31, 2008 during which the Company experienced increasing levels of non-performing loans and higher levels of loan charge-offs. During the three months ended December 31, 2009, non-performing loans decreased $3.2 million to $30.3 million from $33.5 million at September 30, 2009.

Net charge-offs were $388,000 for the three months ended December 31, 2009 compared with $987,000 for the three months ended December 31, 2008. The loan charge-offs during the three months ended December 31, 2009 resulted from the receipt of deeds-in-lieu of foreclosure on real estate securing two construction loans that had total carrying values of $3.6 million at September 30, 2009.

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

Other Income. Non-interest income increased $199,000, or 63.0%, to $515,000 during the three months ended December 31, 2009 compared to $316,000 for the three months ended December 31, 2008. The increase was attributable to $79,000 in gains on the sales of available-for-sale investment securities, $76,000 in gains on the sale of 1-4 family residential mortgage loans, and a $44,000 increase in service charges and other income in the current year period. The Company has been opportunistic with its sales of investment securities and fixed-rate residential mortgage loans given the current historically low levels of market interest rates.

Other Expenses. Non-interest expenses increased $874,000, or 24.6%, to $4.4 million for the three months ended December 31, 2009 from $3.6 million for the three months ended December 31, 2008.

Compensation and benefit expenses increased $691,000 during the three months ended December 31, 2009 due to the resignation of the Company’s former President and CEO, which resulted in a one-time charge of $852,000. This one-time charge was partially offset by a $161,000 reduction in compensation and benefit expenses from the same period one year earlier, which resulted from targeted expense reductions that included staff and benefit reductions in calendar year 2009.

FDIC insurance premiums increased $188,000, or 238.0%, to $267,000 for the three months ended December 31, 2009 from $79,000 for the three months ended December 31, 2008. The FDIC has increased its assessment for all FDIC-insured institutions to sustain its Deposit Insurance Fund (DIF), which has been depleted by mounting bank failures over the past 12 months.

Income Tax (Benefit) Expense. The Company recorded a tax benefit of $323,000 for the three months ended December 31, 2009, compared with tax expense of $19,000 for the three months ended December 31, 2008.

The current period benefit resulted from a change in the tax laws that will allow the Company to carry back its 2008 losses to reduce taxable income for the past five years (previously two years) and obtain a refund of taxes already paid. Since the Company’s deferred tax assets, which included its net operating loss carry forward, were fully reserved against by a valuation allowance at September 30, 2009, the anticipated refund of prior taxes paid of $325,000 was recorded as a receivable on the balance sheet and a tax benefit on the income statement for the three months ended December 31, 2009.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, brokered deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month period ended December 31, 2009 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2009, the Company had commitments outstanding under letters of credit of $2.2 million, commitments to originate loans of $5.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $35.8 million. There has been no material change during the three months ended December 31, 2009 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of December 31, 2009.

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.         Risk Factors

Not applicable to smaller reporting companies.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any shares during the quarter ended December 31, 2009.

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

None

Item 5.            Other Information

a.)	Not applicable.

b.)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-Q.

Item 6.            Exhibits

Exhibits

10.15 31.1	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 16, 2010	/s/ John S. Fitzgerald
John S. Fitzgerald
Acting President and Chief Executive Officer

Date: February 16, 2010	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer