Form 10-Q
period 2010-03-31
Magyar Bancorp, Inc.
filed 2010-05-14
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2010
Common Stock, $0.01 Par Value	5,783,131

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2010	September 30, 2009
	(Unaudited)
Assets
Cash	$2,672	$3,529
Interest earning deposits with banks	3,622	4,392
Total cash and cash equivalents	6,294	7,921

Investment securities - available for sale, at fair value	14,710	18,083
Investment securities - held to maturity, at amortized cost (fair value of $51,526 and $55,997 at March 31, 2010 and September 30, 2009, respectively)	51,566	55,951
Federal Home Loan Bank of New York stock, at cost	3,131	3,178
Loans receivable, net of allowance for loan losses of $5,811 and $5,807 at March 31, 2010 and September 30, 2009, respectively	426,667	438,997
Bank owned life insurance	11,220	10,996
Accrued interest receivable	2,051	2,207
Premises and equipment, net	20,163	20,622
Other real estate owned	10,103	5,562
Other assets	4,944	1,690

Total assets	$550,849	$565,207
Liabilities and Stockholders' Equity
Liabilities
Deposits	$435,198	$448,517
Escrowed funds	1,231	1,246
Federal Home Loan Bank of New York advances	54,090	55,127
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	527	675
Accounts payable and other liabilities	4,541	4,615

Total liabilities	510,587	525,180

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,783,131 and 5,767,434 outstanding at March 31, 2010 and September 30, 2009, respectively, at cost	59	59
Additional paid-in capital	26,224	26,329
Treasury stock: 140,611 and 156,308 shares at March 31, 2010 and September 30, 2009, respectively, at cost	(1,704)	(1,897)
Unearned Employee Stock Ownership Plan shares	(1,402)	(1,454)
Retained earnings	17,658	17,323
Accumulated other comprehensive loss	(573)	(333)

Total stockholders' equity	40,262	40,027

Total liabilities and stockholders' equity	$550,849	$565,207

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,788	$5,740	$11,588	$11,538
Investment securities
Taxable	632	802	1,327	1,636
Tax-exempt	1	12	3	44
Federal Home Loan Bank of New York stock	46	22	91	6

Total interest and dividend income	6,467	6,576	13,009	13,224

Interest expense
Deposits	1,667	2,359	3,484	4,798
Borrowings	698	781	1,415	1,594

Total interest expense	2,365	3,140	4,899	6,392

Net interest and dividend income	4,102	3,436	8,110	6,832

Provision for loan losses	750	411	1,150	4,413

Net interest and dividend income after provision for loan losses	3,352	3,025	6,960	2,419

Other income
Service charges	259	196	501	402
Other operating income	130	122	248	232
Gains on sales of loans	39	14	115	14
Gains on sales of investment securities	270	772	349	772
Gains on the sales of other real estate owned	97	-	97	-

Total other income	795	1,104	1,310	1,420

Other expenses
Compensation and employee benefits	1,897	2,080	4,617	4,108
Occupancy expenses	631	634	1,253	1,280
Advertising	47	62	89	132
Professional fees	341	186	568	353
Service fees	144	141	289	286
FDIC deposit insurance premiums	284	165	551	244
Other expenses	522	427	924	843

Total other expenses	3,866	3,695	8,291	7,246

Income (loss) before income tax expense (benefit)	281	434	(21)	(3,407)

Income tax expense (benefit)	2	25	(321)	44

Net income (loss)	$279	$409	$300	$(3,451)

Net income (loss) per share-basic and diluted	$0.05	$0.07	$0.05	$(0.60)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended March 31, 2010
(In Thousands)
(Unaudited)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, September 30, 2009	5,767,434	$59	$26,329	$(1,897)	$(1,454)	$17,323	$(333)	$40,027

Comprehensive income:
Net income	-	-	-	-	-	300	-	300
Unrealized gain on securities available-for-sale, net of tax expense of $45	-	-	-	-	-	-	60	60
Reclassification adjustment for gains included in net loss, net of tax benefit of $139	-	-	-	-	-	-	(210)	(210)
Unrealized loss on derivatives, net of tax benefit of $60	-	-	-	-	-	-	(90)	(90)
Total comprehensive income	-	-	-	-	-	-	-	60
	-	-	-	-	-	-	-
Treasury stock used for restricted stock plan	15,697	-	(228)	193	-	35	-	-
ESOP shares allocated	-	-	(28)	-	52	-	-	24
Stock-based compensation expense	-	-	151	-	-	-	-	151
							-
Balance, March 31, 2010	5,783,131	$59	$26,224	$(1,704)	$(1,402)	$17,658	$(573)	$40,262
The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Six Months
	Ended March 31,
	2010	2009
	(Unaudited)
Operating activities
Net income (loss)	$300	$(3,451)
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation expense	560	546
Premium amortization on investment securities, net	75	28
Proceeds from the sales of loans	1,875	597
Provision for loan losses	1,150	4,413
Gains on sale of loans	(115)	(14)
Gains on sales of available for sale securities	(349)	(772)
Losses on the sales of other real estate owned	(97)	-
ESOP compensation expense	24	30
Stock-based compensation expense	151	232
Decrease (increase) in accrued interest receivable	156	114
Increase in bank owned life insurance	(224)	(222)
Increase in other assets	(3,262)	(2,090)
(Decrease) increase in accrued interest payable	(148)	17
(Decrease) increase in accounts payable and other liabilities	(74)	4,270
Net cash (used) provided by operating activities	22	3,698

Investing activities
Net increase in loans receivable	4,182	(33,145)
Purchases of investment securities held to maturity	(7,153)	(15,132)
Purchases of investment securities available for sale	(1,775)	(21,927)
Sales of investment securities held to maturity	4,000	-
Sales of investment securities available for sale	3,555	25,129
Proceeds from calls of investment securities held to maturity	3,028	10
Principal repayments on investment securities held to maturity	4,445	1,093
Principal repayments on investment securities available for sale	1,688	3,906
Purchases of premises and equipment	(101)	(55)
Investment in other real estate owned	(81)	(291)
Proceeds from the sale of other real estate owned	887	1,240
Redemption (purchase) of Federal Home Loan Bank stock	47	634
Net cash provided (used) by investing activities	12,722	(38,538)

Financing activities
Net (decrease) increase in deposits	(13,319)	55,467
Net decrease in escrowed funds	(15)	(5)
Proceeds from long-term advances	-	4,000
Repayments of long-term advances	(1,037)	(527)
Net change in short-term advances	-	(17,550)
Purchase of treasury stock	-	(62)
Net cash (used) provided by financing activities	(14,371)	41,323
Net decrease in cash and cash equivalents	(1,627)	6,483

Cash and cash equivalents, beginning of period	7,921	5,013

Cash and cash equivalents, end of period	$6,294	$11,496

Supplemental disclosures of cash flow information
Cash paid for
Interest	$5,047	$6,377
Income taxes	$4	$39
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$5,238	$1,900

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

Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The September 30, 2009 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the assessment of realizability of deferred income tax assets.

The Company has evaluated events and transactions occurring subsequent to the statement of condition date of March 31, 2010 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

The FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (losses) per share for the three and six months ended March 31, 2010 and 2009 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the three and six months ended March 31, 2010 and the three and six months ended March 31, 2009. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands except for per share data)

Income (loss) applicable to common shares	$279	$409	$300	$(3,451)
Weighted average number of common shares outstanding - basic	5,782	5,767	5,780	5,766
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares and common share equivalents - diluted	5,782	5,767	5,780	5,766

Basic earnings (loss) per share	$0.05	$0.07	$0.05	$(0.60)

Diluted earnings (loss) per share	$0.05	$0.07	$0.05	$(0.60)

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 31,393 shares of restricted shares at a weighted average price of $14.55 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2010 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 217,826 shares of common stock at an average price of $14.61 and 62,890 restricted shares at a weighted average price of $14.51 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2009 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2010:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance at September 30, 2009	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	(29,550)	14.61
Balance at March 31, 2010	188,276	$14.61	6.9 years	$-

Exercisable at March 31, 2010	120,846	$14.61	6.9 years	$-

The following is a summary of the Company’s non-vested stock awards as of September 30, 2009 and changes during the six months ended March 31, 2010:

	Number of Stock Awards	Weighted Average Grant Date Fair Value

Balance at September 30, 2009	62,890	$14.51
Granted	-	-
Vested	(15,697)	14.55
Forfeited	(15,800)	14.36
Balance at March 31, 2010	31,393	$14.55

Stock option and stock award expenses included with compensation expense were $81,000 and $70,000, respectively, for the six months ended March 31, 2010.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through September 30, 2009, the Company had repurchased a total of 66,970 shares of its common stock at an average cost of $9.39 per share under this program. No shares have been repurchased during the six months ended March 31, 2010. Under the stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2010. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At March 31, 2010, shares allocated to participants totaled 77,591. Unallocated ESOP shares held in suspense totaled 140,272 at March 31, 2010 and had a fair market value of $562,491. The Company's contribution expense for the ESOP was $24,000 and $30,000 for the six months ended March 31, 2010 and 2009, respectively.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) and the related income tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2010			2009
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$395	$(153)	$242	$(1,289)	$518	$(771)

Less reclassification adjustment for gains (losses) realized in net income	(270)	107	(163)	772	(308)	464

Interest rate derivatives	(72)	29	(43)	(64)	26	(38)

Other comprehensive income (loss), net	$53	$(17)	$36	$(581)	$236	$(345)

	Six Months Ended March 31,
	2010			2009
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$105	$(45)	$60	$(224)	$109	$(115)

Less reclassification adjustment for gains (losses) realized in net income	(349)	139	(210)	772	(308)	464

Interest rate derivatives	(150)	60	(90)	27	(11)	16

Other comprehensive income (loss), net	$(394)	$154	$(240)	$575	$(210)	$365

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

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available-for-sale	$14,710	$-	$14,710	$-
Derivatives	149	-	149	-
	$14,859	$-	$14,859	$-

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available-for-sale	$18,083	$-	$18,083	$-
Derivatives	234	-	234	-
	$18,317	$-	$18,317	$-

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2010.

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Mortgage servicing rights	$129	$-	$-	$129
Impaired loans	13,318	-	-	13,318
Other real estate owned	10,103	-	-	10,103
	$23,550	$-	$-	$23,550

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Mortgage servicing rights	$103	$-	$-	$103
Impaired loans	19,051	-	-	19,051
Other real estate owned	5,562	-	-	5,562
	$24,716	$-	$-	$24,716

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

Federal Home Loan Bank of New York (“FHLB”) stock: The carrying amount of FHLB stock approximates fair value and considers the limited marketability of the investment.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and September 30, 2009 were as follows:

	March 31, 2010		September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)

Financial assets
Investment securities	$66,276	$66,236	$74,034	$74,080
Loans, net of allowance for loan losses	$426,667	$431,721	$438,997	$445,099

Financial liabilities
Deposits
Demand, NOW and money market savings	$232,602	$232,602	$228,076	$228,076
Certificates of deposit	202,596	206,132	220,441	213,569

Total deposits	$435,198	$438,734	$448,517	$441,645

Borrowings	$69,090	$72,621	$70,127	$73,868

Interest rate derivatives	$149	$149	$234	$234

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

Cash and cash equivalents, accrued interest receivable and accrued interest payable are not presented in the above table as the carrying amounts shown in the consolidated balance sheet equal fair value.

NOTE H - INVESTMENT SECURITIES

The following table is an analysis of the amortized cost and fair values of securities available for sale at March 31, 2010 and September 30, 2009:

	At March 31, 2010				At September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	$8,147	$133	$(11)	$8,269	$10,703	$216	$(1)	$10,918
Debt securities	2,238	40	-	2,278	2,237	6	-	2,243
Private label mortgage-backed securities - residential	4,654	-	(491)	4,163	5,227	-	(305)	4,922
Total securities available for sale	$15,039	$173	$(502)	$14,710	$18,167	$222	$(306)	$18,083

The maturities of the debt securities and mortgage backed securities available-for-sale at March 31, 2010 are summarized in the following table:

	At March 31, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	-	-
Due after 5 but within 10 years	-	-
Due after 10 years	2,238	2,278
Total debt securities	2,238	2,278

Mortgage-backed securities:
Residential(1)	12,801	12,432
Total	$15,039	$14,710

(1)
Mortgage-backed securities – residential include an amortized cost of $8.1 million and a fair value of $8.3 million for Obligation of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Also included are mortgage-backed securities issued by non-U.S. government-sponsored enterprises with an amortized cost of $4.7 million and fair value of $4.2 million.

The following table is an analysis of the amortized cost and fair values of securities held to maturity at March 31, 2010 and September 30, 2009:

	At March 31, 2010				At September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$16,994	$16	$(175)	$16,835	$16,258	$12	$(378)	$15,892
Mortgage-backed securities - commercial	1,938	1	-	1,939	1,981	1	(1)	1,981
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	23,433	251	(114)	23,570	22,757	215	(50)	22,922
Debt securities	6,998	28	(19)	7,007	8,020	43	-	8,063
Private label mortgage-backed securities - residential	2,106	92	(127)	2,071	2,813	79	-	2,892
Obligations of state and political subdivisions	97	7	-	104	122	9	-	131
Corporate securities	-	-	-	-	4,000	116	-	4,116
Total securities held to maturity	$51,566	$395	$(435)	$51,526	$55,951	$475	$(429)	$55,997

During the quarter ended March 31, 2010, the Company sold its only corporate security from the held to maturity portfolio. The issuer of the $4.0 million bond was downgraded by a rating agency, which was considered evidence of a significant deterioration in the issuer’s creditworthiness. The bond was sold for a gain of $270,000. Management does not believe the sale of the bond affects its intent or ability to hold the remaining investment securities in the held to maturity portfolio until their maturity.

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2010 are summarized in the following table:

	At March 31, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	97	104
Due after 5 but within 10 years	3,998	4,003
Due after 10 years	3,000	3,004
Total debt securities	7,095	7,111

Mortgage-backed securities:
Residential(1)	42,533	42,476
Commercial(2)	1,938	1,939
Total	$51,566	$51,526

(1)
Mortgage-backed securities – residential include an amortized cost of $17.0 million and a fair value of $16.8 million for obligations of U.S. government agencies issued by the Government National Mortgage Association. Obligations of U.S. government-sponsored enterprises includes obligations issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $23.4 million and a fair value of $23.6 million. Also included are mortgage-backed securities issued by non-U.S. government-sponsored enterprises with an amortized cost of $2.1 million and a fair value of $2.1 million.

(2)
Mortgage-backed securities – commercial include an amortized cost of $1.9 million and a fair value of $1.9 million for obligations of U.S. government agencies issued by the Small Business Administration.

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

The following table presents the gross unrealized losses and fair value at March 31, 2010 and September 30, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2010
		Less Than 12 Months		12 Months Or Greater		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	7	$12,046	$(165)	$2,928	$(10)	$14,974	$(175)
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	4	4,214	(54)	2,080	(71)	6,294	(125)
Debt securities	1	1,980	(19)	-	-	1,980	(19)
Private label mortgage-backed securities:
Residential	4	833	(127)	4,163	(491)	4,996	(618)
Total	16	$19,073	$(365)	$9,171	$(572)	$28,244	$(937)

		September 30, 2009
		Less Than 12 Months		12 Months Or Greater		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	5	$8,967	$(379)	$-	$-	$8,967	$(379)
Mortgage-backed securities - commercial	2	-	-	90	(1)	90	(1)
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	5	10,497	(50)	-	-	10,497	(50)
Private label mortgage-backed securities:
Residential	3	2,244	(29)	2,678	(276)	4,922	(305)
Total	15	$21,708	$(458)	$2,768	$(277)	$24,476	$(735)

NOTE J – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following:

	March 31, 2010	September 30, 2009
	(Dollars in thousands)

One-to four-family residential	$170,855	$172,415
Commercial real estate	102,516	105,764
Construction	84,684	93,217
Home equity lines of credit	23,028	22,528
Commercial business	37,506	37,372
Other	13,834	13,484

Total loans receivable	432,423	444,780
Net deferred loan costs	55	24
Allowance for loan losses	(5,811)	(5,807)

Total loans receivable, net	$426,667	$438,997

At March 31, 2010 and September 30, 2009, non-accrual loans had a total principal balance of $25,868,000 and $33,484,000, respectively. The amount of interest income not recognized on loans was $1,487,000 and $1,256,000 for the six month periods ended March 31, 2010 and 2009, respectively. At March 31, 2010 and September 30, 2009, impaired loans, none of which were subject to specific loss allowances, totaled $25,470,000 and $32,694,000, respectively.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31, 2010	September 30, 2009
	(Dollars in thousands)

Demand accounts	$34,669	$35,221
Savings accounts	65,446	57,864
NOW accounts	46,078	49,456
Money market accounts	86,409	85,535
Certificates of deposit	171,312	187,289
Retirement certificates	31,284	33,152

	$435,198	$448,517

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets were fully offset by a valuation allowance at March 31, 2010 and September 30, 2009.

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

As of March 31, 2010, the Company held one Prime-based interest rate floor. The counterparty in the transaction is Wells Fargo (formerly Wachovia Bank, N.A). In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of our interest rate derivative contract as of March 31, 2010 and September 30, 2009.

				Fair Value
	Notional Amount	Strike	Maturity Date	March 31, 2010	September 30, 2009
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$149	$234

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	March 31, 2010	September 30, 2009
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$2,093	$2,318
Unused line of credits	35,799	35,859
Fixed rate loan commitments	2,879	3,863
Variable rate loan commitments	-	1,120
	$40,771	$43,160

NOTE N – SUBSEQUENT EVENTS

On April 22, 2010, Magyar Bank (the "Bank"), the wholly owned subsidiary of Magyar Bancorp, Inc. (the "Company"), entered into agreements with the Federal Deposit Insurance Corporation ("FDIC"), its principal federal banking regulator, and the New Jersey Department of Banking and Insurance (the "Department"), which require the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance by the FDIC and the Department of consent orders against the Bank (the "Consent Orders") relating to certain findings from a recent examination of the Bank. In entering into the stipulation and consenting to entry of the Consent Orders, the Bank did not concede the findings or admit to any of the assertions therein. The Consent Orders impose no fines or penalties upon the Bank.

Among the corrective actions required are for the Bank to develop, within 30 days of the April 22, 2010 effective date of the Consent Orders, a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. For purposes of the Consent Orders, Tier 1 capital, qualifying total capital, total assets, and risk-weighted assets shall be calculated in accordance with Part 325 of the FDIC Rules and Regulations, 12 C.F.R Part 325. The Consent Orders were filed with the Securities and Exchange Commission on Form 8-K (File # 000-51726) as Exhibits 10.1 and 10.2 on April 23, 2010.

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

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

Total assets decreased $14.4 million, or 2.5%, to $550.8 million at March 31, 2010 from $565.2 million at September 30, 2009. The decrease occurred in net loans receivable, investment securities and cash and cash equivalent balances, which decreased $12.3 million, $7.8 million, and $1.6 million, respectively, partially offset by increases in other real estate owned and other assets of $4.5 million and $3.3 million, respectively.

Net loans receivable decreased $12.3 million, or 2.8%, to $426.7 million at March 31, 2010 from $439.0 million at September 30, 2009. During the six months ended March 31, 2010, construction loans decreased $8.5 million, or 9.2%, to $84.7 million. In addition, commercial real estate loans and one-to four-family residential mortgage loans decreased $3.2 million, or 3.1%, and $1.6 million, or 0.9%, to $102.5 million and $170.9 million, respectively. The decrease was partially offset by a $500,000, or 2.2%, increase in home equity lines of credit loans, a $350,000, or 2.6%, increase in other loans and a $134,000, or 0.4%, increase in commercial business loans. In light of the economic downturn, the Company ceased originating new non-owner occupied construction loans in October 2008 and intends to decrease construction loans as a percentage of total loans.

At March 31, 2010, the significant loan categories in terms of the percent of total loans were 39.5% in one- to four-family residential mortgage loans, 23.7% in commercial real estate loans, and 19.6% in construction loans. At September 30, 2009 these categories in terms of the percent of total loans were 38.4%

in one- to four-family residential mortgage loans, 22.6% in commercial real estate loans, and 22.6% in construction loans. The remaining total loans were comprised of 8.7% commercial business, 5.3% home equity lines of credit, and 3.2% other loans, which consisted primarily of stock-secured consumer loans.

Total non-performing loans decreased by $3.7 million to $30.2 million at March 31, 2010 from $33.9 million at September 30, 2009. The decrease in non-performing loans was primarily the result of the Bank’s acceptance of deeds-in-lieu of foreclosure on three construction loans and one commercial real estate loan. Non-performing loans at March 31, 2010 consisted of $25.9 million of non-accrual loans and $4.3 million of troubled debt restructurings. During the six months ended March 31, 2010, non-accrual loans decreased $7.6 million while troubled debt restructurings increased $3.9 million. The troubled debt restructurings were modifications of delinquent loans where the Company has granted a concession, such as a below-market interest rate or partial capitalization of interest due, to the borrower in order to resume a scheduled repayment from the borrower. The $4.3 million in troubled debt restructurings were current at March 31, 2010. The ratio of non-performing loans to total loans decreased to 7.0% at March 31, 2010 from 7.6% at September 30, 2009.

Included in the non-accrual loan totals were twelve construction loans totaling $15.6 million, six commercial loans totaling $4.8 million, eight residential mortgage loans totaling $4.1 million, and two home equity lines of credit totaling $1.4 million. Included in the troubled debt restructurings were three commercial real estate loans totaling $3.8 million, two residential mortgage loans totaling $458,000 and one commercial business loan totaling $75,000.

Adverse economic conditions have led to high levels of non-performing loans, particularly in the Company’s construction loan portfolio. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by rapid deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing construction loans decreased $3.9 million, or 19.8%, to $15.6 million at March 31, 2010 from $19.5 million at September 30, 2009. At March 31, 2010, non-performing construction loans consisted of three loans totaling $7.2 million secured by incomplete condominium units, three loans totaling $4.4 million secured by incomplete single family homes, and six loans totaling $4.0 million secured by land. These loans were used for land acquisition and construction in various locations in the State of New Jersey. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Fiscal year-to-date, Magyar Bank had charged off $1.1 million in construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At March 31, 2010, there were six performing construction loans with interest reserves representing outstanding balances of $18.3 million, original interest reserves of $1.4 million, advanced interest reserves of $626,000, and remaining interest reserve balances of $735,000. At September 30, 2009, there were six performing construction loans with interest reserves representing outstanding balances of $17.3 million, original interest reserves of $1.6 million, advanced interest reserves of $454,000, and remaining interest reserve balances of $1.1 million.

Underwriting for construction loans with and without interest reserves has followed a uniform process. Construction loan progress is monitored on a monthly basis by management of the Bank as well as by the Board of Directors. Each time an advance is requested, an inspection is made of the project by an outside engineer or appraiser, depending on the size and complexity of the project, to determine the amount of work completed and if the costs to date are supported adequately. The Bank’s construction loan operations personnel compare the advance request with the original budget and remaining loan funds available to ensure the project is in balance and that at all times the amount remaining on the loan is sufficient to complete the project.

A number of the Bank’s construction loans have been extended due to slower sales as a result of economic conditions. In cases where updated appraisals reflect collateral values insufficient to cover the loan, additional collateral and/or a principal reduction is required to extend the loan. Some of the Bank’s loans that originally had interest reserves are non-performing. The Bank does not have any currently non-performing loans with active interest reserves. Once a loan is deemed impaired, any interest reserve is frozen and the loan is placed on non-accrual so that no future interest income is recorded on these loans. The Bank ceased originating new non-owner occupied construction loans in October 2008.

Non-performing commercial real estate loans decreased $375,000, or 5.0%, to $7.1 million at March 31, 2010 from $7.4 million at September 30, 2009. Of the $7.1 million, three loans totaling $3.8 million were troubled debt restructurings and were performing in accordance with their modified terms at March 31, 2010. The remaining $3.3 million consisted of two non-accrual loans that were in the process of collection.

Non-performing loans secured by one-to four-family residential properties decreased $490,000, or 9.8%, to $4.5 million at March 31, 2010. Of these non-performing loans, two loans totaling $2.9 million were made to an investment property manager that had been negatively impacted by the downturn in the real estate market. In addition to these loans, there were six non-accrual owner-occupied mortgage loans totaling $1.1 million and two troubled debt restructurings totaling $458,000. Magyar Bank had begun foreclosure proceedings on the majority of the properties securing non-accrual loans as of March 31, 2010. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans.

Non-performing commercial business loans increased $675,000, or 76.8%, to $1.6 million at March 31, 2010 from $879,000 at September 30, 2009. Of the five non-performing loans, four loans totaling $1.5 million were non-accrual and one loan totaling $75,000 was a troubled debt restructuring and was performing in accordance with its modified terms at March 31, 2010. The non-accrual loans were secured by real estate collateral while the troubled debt restructuring was unsecured. Magyar Bank is determining the proper course of action to collect the principal outstanding on the non-accrual loans which will include foreclosure proceedings for those loans secured by real estate. Year-to-date, Magyar Bank had charged off $29,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

Non-performing home equity lines of credit and other loans increased $307,000, or 28.3%, to $1.4 million at March 31, 2010 from $1.1 million at September 30, 2009. Non-performing loans consisted of two non-accrual loans that were in the process of foreclosure at March 31, 2010.

The ratio of non-performing loans to total loans receivable was 7.0% at March 31, 2010 compared with 7.6% at September 30, 2009. The allowance for loan losses remained $5.8 million at March 31, 2010, but increased to 19.3% of non-performing loans at March 31, 2010 compared with 17.1% of non-performing loans at September 30, 2009. Provisions for loan loss during the six months ended March 31, 2010 were $1.15 million while net charge-offs were $1.15 million. The allowance for loan losses increased 3 basis points to 1.34% of gross loans outstanding at March 31, 2010 from 1.31% of gross loans outstanding at September 30, 2009.

Investment securities decreased $7.7 million to $66.3 million at March 31, 2010 from $74.0 million at September 30, 2009. Proceeds from principal repayments totaling $9.1 million and sales of investment securities totaling $7.5 million exceeded purchases totaling $8.9 million during the six month period.

Other real estate owned increased $4.5 million to $10.1 million during the six months ended March 31, 2010 from $5.6 million at September 30, 2009. The increase was the result of the Bank’s acceptance of deeds-in-lieu of foreclosure on collateral securing three construction loans and one commercial real estate loan. The Bank is determining the proper course of action for its other real estate owned which may include holding the properties until the real estate market rebounds, selling the properties to a developer and completing partially completed homes for either rental or sale.

During the six months ended March 31, 2010, the Company sold two properties from its other real estate owned portfolio. The first was a single-family residence obtained from a deed-in-lieu of foreclosure in August 2009. The home, which was being carried at $435,000, was sold in January 2010 for a loss of $14,000. The second was the second of six residential lots in Rumson, New Jersey that the Company acquired via foreclosure of a loan in January 2008. The sale of the lot resulted in a gain on the sale of other real estate of $111,000. Two of the remaining four lots are under contract of sale and are expected to close before the Company’s fiscal year-end. In addition, one other real estate owned property carried at $2.2 million is under contract of sale and expected to close during the Company’s third fiscal quarter. No losses are expected on these sales.

Other assets increased $3.2 million to $4.9 million at March 31, 2010 from $1.7 million at September 30, 2009. The increase was primarily due to the prepayment of three years’ FDIC insurance assessments during the six months ended March 31, 2010. The FDIC opted to collect future payments from all insured institutions in order to replenish the Deposit Insurance Fund. The Company’s prepayment totaled $3.6 million of which $3.3 million was recorded as a prepaid asset at March 31, 2010.

Total deposits decreased $13.3 million, or 3.0%, to $435.2 million at March 31, 2010 from $448.5 million at September 30, 2009. The outflow in deposits occurred in certificates of deposit (including individual retirement accounts), which decreased $17.8 million, or 8.1%, to $202.6 million, interest bearing checking accounts, which decreased $3.4 million, or 6.8%, to $46.1 million, and non-interest checking accounts, which decreased $552,000, or 1.6%, to $34.7 million. Partially offsetting these decreases were a $7.6 million, or 13.1% increase to $65.4 million in saving account balances and an $874,000, or 1.0% increase to $86.4 million in money market account balances. The Company’s improved net interest margin during the six month period was largely a result of the managed outflow of higher rate certificates of deposit.

Included with the total deposits at March 31, 2010 and September 30, 2009 were $11.0 million and $12.0 million, respectively, in Certificate of Deposit Account Registry Service (CDARS) reciprocal certificates of deposit and $20.0 million and $15.9 million, respectively, in brokered certificates of deposit.

Borrowings from the Federal Home Loan Bank of New York decreased $1.0 million, or 1.5%, to $54.1 million at March 31, 2010 from $55.1 million at September 30, 2009. Securities sold under agreements to repurchase were unchanged during the six month period.

Stockholders’ equity increased $235,000, or 0.6%, to $40.3 million at March 31, 2010 from $40.0 million at September 30, 2009. The increase was attributable to the Company’s results from operations and the Company’s equity incentive plan and Employee Stock Ownership Plan, partially offset by an increase in accumulated other comprehensive loss of $240,000. For the six months ended March 31, 2010, the Company did not repurchase shares of its stock.

Average Balance Sheets for the Three and Six Months Ended March 31, 2010 and 2009

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2010 and 2009. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Unaudited)
Interest-earning assets:
Interest-earning deposits	$4,362	$1	0.07%	$2,883	$1	0.09%
Loans receivable, net	431,721	5,788	5.44%	425,471	5,740	5.41%
Securities
Taxable	64,860	631	3.94%	66,217	801	4.85%
Tax-exempt (1)	102	1	5.80%	1,184	18	6.01%
FHLB of NY stock	3,178	46	5.90%	3,991	22	2.26%
Total interest-earning assets	504,223	6,467	5.20%	499,746	6,582	5.28%
Noninterest-earning assets	51,591			44,503
Total assets	$555,814			$544,249

Interest-bearing liabilities:
Savings accounts (2)	$63,025	174	1.12%	$41,590	105	1.02%
NOW accounts (3)	137,339	356	1.05%	108,751	384	1.42%
Time deposits (4)	204,031	1,137	2.26%	228,058	1,870	3.29%
Total interest-bearing deposits	404,395	1,667	1.67%	378,399	2,359	2.50%
Borrowings	70,131	698	4.04%	90,621	781	3.46%
Total interest-bearing liabilities	474,526	2,365	2.02%	469,020	3,140	2.69%
Noninterest-bearing liabilities	41,102			28,453
Total liabilities	515,628			497,473
Retained earnings	40,186			46,776
Total liabilities and retained earnings	$555,814			$544,249

Tax-equivalent basis adjustment		-			(6)
Net interest income		$4,102			$3,436
Interest rate spread			3.18%			2.59%
Net interest-earning assets	$29,697			$30,726
Net interest margin (5)			3.30%			2.76%
Average interest-earning assets to average interest-bearing liabilities	106.26%			106.55%

(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Six Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$2,463	$1	0.08%	$1,522	$1	0.15%
Loans receivable, net	435,365	11,588	5.34%	419,775	11,538	5.48%
Securities
Taxable	67,596	1,326	3.93%	65,769	1,635	4.96%
Tax-exempt (1)	112	3	5.86%	2,233	67	6.00%
FHLB of NY stock	3,227	91	5.66%	4,237	6	0.27%
Total interest-earning assets	508,763	13,009	5.13%	493,536	13,247	5.35%
Noninterest-earning assets	47,953			44,694
Total assets	$556,716			$538,230

Interest-bearing liabilities:
Savings accounts (2)	$60,663	$333	1.10%	$38,499	$179	0.93%
NOW accounts (3)	134,940	711	1.06%	105,461	821	1.55%
Time deposits (4)	207,748	2,440	2.36%	222,370	3,798	3.41%
Total interest-bearing deposits	403,351	3,484	1.73%	366,330	4,798	2.61%
Borrowings	71,172	1,415	3.99%	96,137	1,594	3.31%
Total interest-bearing liabilities	474,523	4,899	2.07%	462,467	6,392	2.76%
Noninterest-bearing liabilities	41,945			33,171
Total liabilities	516,468			495,638
Retained earnings	40,248			42,592
Total liabilities and retained earnings	$556,716			$538,230

Tax-equivalent basis adjustment		-			(23)
Net interest income		$8,110			$6,832
Interest rate spread			3.06%			2.59%
Net interest-earning assets	$34,240			$31,069
Net interest margin (5)			3.20%			2.76%
Average interest-earning assets to average interest-bearing liabilities	107.22%			106.72%

(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Net Income. Net income decreased $130,000 to $279,000 for the three months ended March 31, 2010 from $409,000 for the three months ended March 31, 2009.

Net Interest and Dividend Income. Net interest and dividend income increased $666,000, or 19.4%, to $4.1 million for the three months ended March 31, 2010 from $3.4 million for the three months ended March 31, 2009. Total interest and dividend income decreased $109,000, or 1.7%, to $6.5 million for the three month period ended March 31, 2010 while total interest expense decreased $775,000, or 24.7%, to $2.4 million from the same three month period one year earlier. For the comparison period our interest rate spread increased 59 basis points to 3.18% from 2.59%.

Interest and Dividend Income. The decrease in interest and dividend income of $109,000, or 1.7%, to $6.5 million for the three months ended March 31, 2010 was primarily due to a decrease in the overall yield of interest-bearing assets to 5.20% from 5.28%, partially offset by an increase in the average balance of interest-earning assets of $4.5 million to $504.2 million from $499.7 million. Interest earned on loans increased $48,000, or 0.8%, to $5.8 million for the three months ended March 31, 2010 compared with the prior year period due to a $6.2 million increase in the average balance of loans between the periods and an increase in the average yield on such loans to 5.44% from 5.41%.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, decreased $181,000, or 22.2%, to $633,000, due to a 93 basis point decrease in the average yield on such securities to 3.94% for the three months ended March 31, 2010 from 4.87% for the three months ended March 31, 2009. The average balance of such securities decreased $2.4 million, or 3.6%, to $65.0 million for the three months ended March 31, 2010 from $67.4 million for the three months ended March 31, 2009.

Interest Expense.  Interest expense decreased $775,000, or 24.7%, to $2.4 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009. The decrease in interest expense was primarily due to a 67 basis point decrease in the average cost of such liabilities to 2.02% from 2.69%, partially offset by an increase in the average balance of interest-bearing liabilities of $5.5 million, or 1.2%, to $474.5 million from $469.0 million.

The average balance of interest bearing deposits increased to $404.4 million from $378.4 million while the average cost of such deposits decreased to 1.67% from 2.50% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $1.7 million for the three months ended March 31, 2010 from $2.4 million for the three months ended March 31, 2009. Average interest paid on advances and securities sold under agreements to repurchase decreased to $698,000 for the three months ended March 31, 2010 from $781,000 for the prior year period. A decrease in the average balance of such borrowings to $70.1 million from $90.6 million was partially offset by a 58 basis point increase in the average cost of advances and securities sold under agreements to repurchase to 4.04% for the three months ended March 31, 2010 from 3.46% for the prior year period. The increase in cost of advances was due to the repayment of the Company’s overnight line of credit, which bore a substantially lower rate than the term advances remaining.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $750,000 for the three months ended March 31, 2010 compared to a provision of $411,000 for the prior year period.

The increase in provision for loan losses was due to an increase in non-performing loans to $30.2 million at March 31, 2010 as compared with $23.9 million at March 31, 2009. During the six months ended March 31, 2010, non-performing loans decreased $3.7 million to $30.2 million from $33.9 million at September 30, 2009.

Net charge-offs were $758,000 for the three months ended March 31, 2010 compared with $1.8 million for the three months ended March 31, 2009. The loan charge-offs during the three months ended March 31, 2010 resulted from further write-downs of previously impaired loans using updated appraisals of the collateral securing the loans.

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

Other Income. Non-interest income decreased $309,000, or 28.0%, to $795,000 during the three months ended March 31, 2010 compared to $1.1 million for the three months ended March 31, 2009. The decrease was attributable to a $502,000 decrease in the gains on the sales of investment securities, partially offset by a $63,000 increase in service charges, a $25,000 increase in gains on the sale of 1-4 family residential mortgage loans,  a $97,000 increase in gains on sales of other real estate owned, and an $8,000 increase in other operating income during the current year period.

Other Expenses. Non-interest expenses increased $171,000, or 4.6%, to $3.9 million for the three months ended March 31, 2010 from $3.7 million for the three months ended March 31, 2009.

Compensation and benefit expenses decreased $183,000, or 8.8%, to $1.9 million for the three months ended March 31, 2010 from $2.1 million for the same period prior year, due to targeted expense reductions that included staff and benefit reductions during calendar year 2009.

FDIC deposit insurance premiums increased $119,000, or 72.1%, to $284,000 for the three months ended March 31, 2010 from $165,000 for the three months ended March 31, 2009. The FDIC has increased its assessment for all FDIC-insured institutions to sustain its Deposit Insurance Fund (DIF), which has been depleted by mounting bank failures over the past 18 months.

Income Tax Expense. The Company recorded a tax expense of $2,000 for the three months ended March 31, 2010, compared with tax expense of $25,000 for the three months ended March 31, 2009.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at March 31, 2010.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and 2009

Net Income (Loss). The Company recorded net income of $300,000 for the six months ended March 31, 2010 compared with a net loss of $3.5 million for the six months ended March 31, 2009.

Net Interest and Dividend Income. Net interest and dividend income increased $1.3 million, or 18.7%, to $8.1 million for the six months ended March 31, 2010 from $6.8 million for the six months ended March 31, 2009. Total interest and dividend income decreased $215,000 to $13.0 million for the six-month period ended March 31, 2010 while total interest expense decreased $1.5 million to $4.9 million for the same six- month period. For the comparison period our interest rate spread increased 47 basis points to 3.06% from 2.59%.

Interest and Dividend Income. Total interest and dividend income decreased $215,000, or 1.6%, to $13.0 million for the six months ended March 31, 2010 from $13.2 million for the same period last year. The decrease in interest income was primarily due to a 22 basis point decrease in the overall yield of interest-bearing assets to 5.13% from 5.35%, partially offset by an increase in the average balance of interest-earning assets of $15.3 million to $508.8 million from $493.5 million.

Interest earned on loans increased $50,000, or 0.4%, to $11.6 million for the six months ended March 31, 2010 from $11.5 million for the prior year period, while the average yield on such loans decreased 14 basis point, to 5.34% from 5.48%. The increase reflected a $15.6 million increase in average balance of loans to $435.4 million for the six months ended March 31, 2010 from $419.8 million for the six months ended March 31, 2009.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased $350,000, or 20.8%, to $1.3 million for the six month period ended March 31, 2010 from $1.7 million a year earlier. The average balance of such securities decreased $294,000, or 0.4%, to $67.7 million from $68.0 million and the average yield on investment securities fell 106 basis point to 3.93% from 4.99%. The decreased yield on investment securities resulted from the lower interest rate environment during the six months ended March 31, 2010 when compared with the prior year period.

Interest Expense. Interest expense decreased $1.5 million, or 23.4%, to $4.9 million for the six months ended March 31, 2010 from $6.4 million for the six months ended March 31, 2009. The decrease in interest expense was primarily due to a 69 basis point decrease in the average cost of such liabilities to 2.07% from 2.76%, partially offset by an increase in the average balance of interest-bearing liabilities of $12.1 million, or 2.6%, to $474.5 million.

The average balance of interest bearing deposits increased $37.0 million to $403.4 million for the six months ended March 31, 2010 from $366.3 million for the same period last year while the average cost of such deposits decreased 88 basis points to 1.73% from 2.61%. This resulted in a $1.3 million decrease in interest paid on deposits to $3.5 million for the six months ended March 31, 2010 from $4.8 million for the six months ended March 31, 2009.

Interest on advances and securities sold under agreements to repurchase decreased $179,000 to $1.4 million for the six months ended March 31, 2010 compared to the prior year period. The decrease in interest expense was due to a decrease in average balance to $71.2 million from $96.1 million partially offset by a 68 basis point increase in the average cost of advances and securities sold under agreements to repurchase to 3.99% for the six months ended March 31, 2010 from 3.31% for the prior year period. The increase in cost of advances was due to the repayment of the Company’s overnight line of credit, which bore a substantially lower rate than the term advances remaining.

Provision for Loan Losses. Management made a provision of $1.2 million for the six months ended March 31, 2010 compared to a $4.4 million provision for the prior comparable period. The decrease in the provision for loan loss was due primarily to the stabilization of non-performing loan levels and lower levels of loan charge-offs during the current six month period.

Non-performing loans increased $6.3 million to $30.2 million at March 31, 2010 from $23.9 million at March 31, 2009. However the level of non-performing loans have stabilized and started to decrease. During the six months ended March 31, 2010, non-performing loans decreased $3.7 million to $30.2 million from $33.9 million at September 30, 2009.

Net charge-offs were $1.1 million for the six months ended March 31, 2010 compared to $2.8 million for the six months ended March 31, 2009. The loan charge-offs during the six months ended March 31, 2010 resulted from further write-downs of previously impaired loans using updated appraisals of the collateral securing the loans.

Other Income. Non-interest income decreased $110,000, or 7.7%, to $1.3 million for the six months ended March 31, 2010 from $1.4 million for the six months ended March 31, 2009. The decrease was attributable to a $423,000 decrease in gains on the sales of investment securities, partially offset by a $101,000 increase in gains on the sales of 1-4 family residential mortgage loans, a $99,000 increase in service charges, a $97,000 increase in gains on sale of other real estate owned, and a $16,000 increase in other operating income during the current six month period.

Other Expenses. Non-interest expenses increased $1.1 million, or 14.4%, to $8.3 million for the six months ended March 31, 2010 from $7.2 million for the six months ended March 31, 2009.

Compensation and employee benefits increased $509,000, or 12.4%, to $4.6 million for the six months ended March 31, 2010 compared with $4.1 million for the six months ended March 31, 2009. The increase was primarily due to the resignation of the Company’s former President and CEO, which resulted in one-time severance charges of $852,000, partially offset by reductions in the number of Bank staff, benefits, such as the Company’s 401(k) match and Employee Stock Ownership Plan contributions, incentive expenses, and conference and convention expenses.

The FDIC substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, resulting in an increase in expense of $307,000 or 125.8%, to $551,000 for the six months ended March 31, 2010 compared with $244,000 for the six months ended March 31, 2009. The FDIC has increased its assessment for all FDIC-insured institutions to sustain its Deposit Insurance Fund (DIF), which has been depleted by mounting bank failures.

Income Tax Expense (Benefit). The Company recognized an income tax benefit of $321,000 for the six months ended March 31, 2010 compared with $44,000 of income tax expense for the six months ended March 31, 2009.

The current period benefit resulted from a change in the tax laws that will allow the Company to carry back its 2008 losses to reduce taxable income for the past five years (previously two years) and obtain a refund of taxes already paid. Since the Company’s deferred tax assets, which included its net operating loss carry forward, were fully reserved against by a valuation allowance at September 30, 2009, the anticipated refund of prior taxes paid of $325,000 was recorded as a receivable on the balance sheet and a tax benefit on the income statement during the six months ended March 31, 2010.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six month period ended March 31, 2010 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2010, the Company had commitments outstanding under letters of credit of $2.1 million, commitments to originate loans of $2.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $35.8 million. There has been no material change during the six months ended March 31, 2010 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank was in compliance with all of its regulatory capital requirements as of March 31, 2010.

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal proceedings

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any shares during the six months ended March 31, 2010.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s annual shareholder meeting was held February 23, 2010. The business conducted at the Annual Meeting consisted of the election of two directors, and the ratification of the appointment of ParenteBeard LLC as our independent registered public accounting firm for the year ending September 30, 2010.  As a result of the shareholder vote, Thomas Lankey and Joseph A. Yelencsics were each re-elected as directors, each of whom have agreed to serve a three year term. Thomas Lankey received 3,882,078 votes “for”, 924,435 votes were “withheld”, and there were 662,943 “broker non-votes”. Joseph A. Yelencsics received 3,976,427 votes “for”, 830,086 votes were “withheld”, and there were 662,943 “broker non-votes”. The following incumbent directors continued in office following the shareholder meeting: Joseph J. Lukacs, Andrew G. Hodulik, Salvatore J. Romano, Edward C. Stokes, and Martin A. Lukacs. ParenteBeard LLC was re-appointed as the Company’s independent registered public accounting firm for the year ending September 30, 2010.  Votes “for” ParenteBeard LLC were 5,375,492, votes “against” were 61,105, and abstentions were 32,859.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: May 14, 2010	/s/
John S. Fitzgerald
Acting President and Chief Executive Officer

Date: May 14, 2010	/s/
Jon R. Ansari
Senior Vice President and Chief Financial Officer