Form 10-Q
period 2010-06-30
Magyar Bancorp, Inc.
filed 2010-08-16
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2010
Common Stock, $0.01 Par Value	5,783,131

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2010	2009
	(Unaudited)
Assets
Cash	$14,979	$3,529
Interest earning deposits with banks	214	4,392
Total cash and cash equivalents	15,193	7,921

Investment securities - available for sale, at fair value	11,832	18,083
Investment securities - held to maturity, at amortized cost (fair value of $49,854
and $55,997 at June 30, 2010 and September 30, 2009, respectively)	49,080	55,951

Federal Home Loan Bank of New York stock, at cost	2,937	3,178
Loans receivable, net of allowance for loan losses of $5,162 and $5,807 at
June 30, 2010 and September 30, 2009, respectively	411,298	438,997
Bank owned life insurance	9,215	10,996
Accrued interest receivable	2,008	2,207
Premises and equipment, net	20,302	20,622
Other real estate owned	13,657	5,562
Other assets	7,932	1,690

Total assets	$543,454	$565,207
Liabilities and Stockholders' Equity
Liabilities
Deposits	$428,087	$448,517
Escrowed funds	1,266	1,246
Federal Home Loan Bank of New York advances	49,369	55,127
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	465	675
Accounts payable and other liabilities	5,305	4,615

Total liabilities	499,492	525,180

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,783,131 and 5,767,434 outstanding at June 30, 2010 and
September 30, 2009, respectively, at cost	59	59
Additional paid-in capital	26,311	26,329
Treasury stock: 140,611 and 156,308 shares at June 30, 2010 and
September 30, 2009, respectively, at cost	(1,704)	(1,897)
Unearned Employee Stock Ownership Plan shares	(1,372)	(1,454)
Retained earnings	21,194	17,323
Accumulated other comprehensive loss	(526)	(333)

Total stockholders' equity	43,962	40,027

Total liabilities and stockholders' equity	$543,454	$565,207

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,543	$5,800	$17,131	$17,337
Investment securities
Taxable	584	710	1,909	2,346
Tax-exempt	1	2	5	46
Federal Home Loan Bank of New York stock	33	55	124	61

Total interest and dividend income	6,161	6,567	19,169	19,790

Interest expense
Deposits	1,596	2,327	5,080	7,125
Borrowings	675	729	2,090	2,323

Total interest expense	2,271	3,056	7,170	9,448

Net interest and dividend income	3,890	3,511	11,999	10,342

Provision for loan losses	494	3,178	1,644	7,591

Net interest and dividend income after
provision for loan losses	3,396	333	10,355	2,751

Other income
Service charges	240	272	740	674
Other operating income	126	113	374	344
Gains on sales of loans	40	75	155	90
Gains on sales of investment securities	105	432	455	1,204
Gains on the sales of other real estate owned	60	-	158	-

Total other income	571	892	1,882	2,312

Other expenses
Compensation and employee benefits	1,846	1,975	6,462	6,083
Occupancy expenses	699	614	1,951	1,893
Advertising	36	42	125	174
Professional fees	285	179	854	532
Service fees	144	145	434	431
FDIC deposit insurance premiums	366	573	917	817
Other expenses	502	457	1,426	1,301

Total other expenses	3,878	3,985	12,169	11,231

Income (loss) before income tax expense (benefit)	89	(2,760)	68	(6,168)

Income tax expense (benefit)	(3,446)	10	(3,768)	54

Net income (loss)	$3,535	$(2,770)	$3,836	$(6,222)

Net income (loss) per share-basic and diluted	$0.61	$(0.48)	$0.66	$(1.08)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended June 30, 2010
(In Thousands)
(Unaudited)
							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2009	5,767,434	$59	$26,329	$(1,897)	$(1,454)	$17,323	$(333)	$40,027

Comprehensive income:
Net income	-	-	-	-	-	3,836	-	3,836
	-	-	-	-	-	-	-	-
Unrealized gain on securities available-	-	-	-	-	-	-	-
for-sale, net of tax expense of $144	-	-	-	-	-	-	216	216
Reclassification adjustment for gains included	-	-	-	-	-	-	-
in net loss, net of tax benefit of $182	-	-	-	-	-	-	(273)	(273)
Unrealized loss on derivatives, net of tax	-	-	-	-	-	-	-
benefit of $90	-	-	-	-	-	-	(136)	(136)
Total comprehensive income	-	-	-	-	-	-	-	3,643

Treasury stock used for restricted stock plan	15,697	-	(228)	193	-	35	-	-
ESOP shares allocated	-	-	(42)	-	82	-	-	40
Stock-based compensation expense	-	-	252	-	-	-	-	252
Balance, June 30, 2010	5,783,131	$59	$26,311	$(1,704)	$(1,372)	$21,194	$(526)	$43,962

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
	For the Nine Months
	Ended June 30,
	2010	2009
	(Unaudited)
Operating activities
Net income (loss)	$3,836	$(6,222)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	838	825
Premium amortization on investment securities, net	111	56
Proceeds from the sales of loans	4,268	4,092
Provision for loan losses	1,644	7,591
Gains on sale of loans	(155)	(90)
Gains on sales of investment securities	(455)	(1,204)
Gains on the sales of other real estate owned	(158)	-
Gains on the sale of premises and equipment	-	-
ESOP compensation expense	40	45
Stock-based compensation expense	252	348
Deferred income tax provision benefit	(3,493)	-
Decrease in accrued interest receivable	199	46
Increase in bank owned life insurance	(330)	(324)
Increase in other assets	(2,847)	(322)
Decrease in accrued interest payable	(210)	-
Increase in accounts payable and other liabilities	690	1,309
Net cash provided by operating activities	4,230	6,150

Investing activities
Net decrease (increase) in loans receivable	12,834	(45,960)
Purchases of investment securities held to maturity	(11,649)	(35,327)
Purchases of investment securities available for sale	(8,101)	(19,101)
Sales of investment securities held to maturity	4,000	-
Sales of investment securities available for sale	12,782	36,701
Principal repayments on investment securities held to maturity	14,425	2,144
Principal repayments on investment securities available for sale	1,913	5,524
Redemptions of bank owned life insurance	2,111	-
Purchases of premises and equipment	(518)	(107)
Investment in other real estate owned	(575)	(293)
Proceeds from the sale of other real estate owned	1,747	1,732
Redemption of Federal Home Loan Bank stock	241	777
Net cash provided (used) by investing activities	29,210	(53,910)

Financing activities
Net (decrease) increase in deposits	(20,430)	67,457
Net increase (decrease) in escrowed funds	20	(9)
Proceeds from long-term advances	-	4,000
Repayments of long-term advances	(5,758)	(7,487)
Net change in short-term advances	-	(16,275)
Purchase of treasury stock	-	(61)
Net cash (used) provided by financing activities	(26,168)	47,625
Net increase (decrease) in cash and cash equivalents	7,272	(135)

Cash and cash equivalents, beginning of period	7,921	5,013

Cash and cash equivalents, end of period	$15,193	$4,878

Supplemental disclosures of cash flow information
Cash paid for
Interest	$7,381	$9,448
Income taxes	$4	$39
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$9,108	$1,900

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Magyar Bancorp, Inc. (the “Company”), its wholly owned subsidiary Magyar Bank, and the Bank’s wholly owned subsidiaries Magyar Service Corporation, Hungaria Urban Renewal, LLC, and MagBank Investment Company. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The September 30, 2009 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In connection with the preparation of quarterly and annual reports in accordance with the Securities and Exchange Commission’s (SEC) Securities Exchange Act of 1934, SEC Staff Accounting Bulletin Topic 11.M requires the disclosure of the impact that recently issued accounting standards will have on financial statements when they are adopted in the future.

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

In December 2008, the Financial Accounting Standards Board (“FASB”) issued guidance, codified within ASC 715, Compensation - Retirement Benefits, that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the guidance must be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

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

The FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, in an effort to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. The amendments require disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (losses) per share for the three and nine months ended June 30, 2010 and 2009 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. Stock options and restricted stock awards were anti-dilutive for the three and nine months ended June 30, 2010 and the three and nine months ended June 30, 2009. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands except for per share data)

Income (loss) applicable to common shares	$3,535	$(2,770)	$3,836	$(6,222)
Weighted average number of common shares
outstanding - basic	5,786	5,771	5,782	5,768
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares
and common share equivalents - diluted	5,786	5,771	5,782	5,768

Basic earnings (loss) per share	$0.61	$(0.48)	$0.66	$(1.08)

Diluted earnings (loss) per share	$0.61	$(0.48)	$0.66	$(1.08)

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 46,390 shares of restricted shares at a weighted average price of $11.30 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2010 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 217,826 shares of common stock at an average price of $14.61 and 62,890 restricted shares at a weighted average price of $14.51 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2009 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

NOTE E – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

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

Stock options generally vest over a five-year service period and expire ten years from issuance. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The 7-year Treasury yield in effect at the time of the grant provided the risk-free rate for periods within the contractual life of the option.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2009	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	(29,550)	14.61
Balance at June 30, 2010	188,276	$14.61	6.7 years	$-

Exercisable at June 30, 2010	120,846	$14.61	6.7 years	$-

The following is a summary of the Company’s non-vested stock awards as of September 30, 2009 and changes during the nine months ended June 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value

Balance at September 30, 2009	62,890	$14.51
Granted	15,000	4.50
Vested	(15,700)	14.55
Forfeited	(15,800)	14.36
Balance at June 30, 2010	46,390	$11.30

Stock option and stock award expenses included with compensation expense were $121,000 and $131,000, respectively, for the nine months ended June 30, 2010.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through September 30, 2009, the Company had repurchased a total of 66,970 shares of its common stock at an average cost of $9.39 per share under this program. No shares have been repurchased during the nine months ended June 30, 2010. Under the stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2010. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At June 30, 2010, shares allocated to participants totaled 76,904. Unallocated ESOP shares held in suspense totaled 140,959 at June 30, 2010 and had a fair market value of $527,187. The Company's contribution expense for the ESOP was $40,000 and $45,000 for the nine months ended June 31, 2010 and 2009, respectively.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) and the related income tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2010			2009
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:

Available-for-sale investments	$254	$(98)	$156	$(543)	$231	$(312)

Less reclassification adjustment for
gains (losses) realized in net income	(105)	42	(63)	432	(173)	259

Interest rate derivatives	(76)	30	(46)	(98)	39	(59)

Other comprehensive income (loss), net	$73	$(26)	$47	$(209)	$97	$(112)

	Nine Months Ended June 30,
	2010			2009
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:

Available-for-sale investments	$360	$(144)	$216	$(767)	$339	$(428)

Less reclassification adjustment for
gains (losses) realized in net income	(455)	182	(273)	1,204	(481)	723

Interest rate derivatives	(226)	90	(136)	(71)	28	(43)

Other comprehensive income (loss), net	$(321)	$128	$(193)	$366	$(114)	$252

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

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available-for-sale	$11,832	$-	$11,832	$-
Derivatives	101	-	101	-
	$11,933	$-	$11,933	$-

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available-for-sale	$18,083	$-	$18,083	$-
Derivatives	234	-	234	-
	$18,317	$-	$18,317	$-

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

Other Real Estate Owned
The fair value of other real estate owned is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2010.

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Mortgage servicing rights	$123	$-	$-	$123
Impaired loans	14,566	-	-	14,566
Other real estate owned	9,657	-	-	9,657
	$24,346	$-	$-	$24,346

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Mortgage servicing rights	$103	$-	$-	$103
Impaired loans	19,051	-	-	19,051
Other real estate owned	5,562	-	-	5,562
	$24,716	$-	$-	$24,716

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and September 30, 2009 were as follows:

	June 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$60,912	$61,686	$74,034	$74,080
Loans, net of allowance for loan losses	$411,298	$417,937	$438,997	$445,099

Financial liabilities
Deposits
Demand, NOW and money market savings	$236,108	$236,108	$228,076	$228,076
Certificates of deposit	191,979	196,363	220,441	213,569

Total deposits	$428,087	$432,471	$448,517	$441,645

Borrowings	$64,369	$68,495	$70,127	$73,868

Interest rate derivatives	$101	$101	$234	$234

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

NOTE H - INVESTMENT SECURITIES

The following table is an analysis of the amortized cost and fair values of securities available for sale at June 30, 2010 and September 30, 2009:

	At June 30, 2010				At September 30, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$2,883	$113	$-	$2,996	$10,703	$216	$(1)	$10,918
Mortgage backed securities-commercial	4,312	15	-	4,327	-	-	-	-
Debt securities	2,238	69	-	2,307	2,237	6	-	2,243
Private label mortgage-backed securities-residential	2,578	-	(376)	2,202	5,227	-	(305)	4,922
Total securities available for sale	$12,011	$197	$(376)	$11,832	$18,167	$222	$(306)	$18,083

The maturities of the debt securities and mortgage-backed securities available-for-sale at June 30, 2010 are summarized in the following table:

	At June 30, 2010
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due after 10 years	$2,238	$2,307
Total debt securities	2,238	2,307

Mortgage-backed securities:
Residential	5,461	5,198
Commercial	4,312	4,327
Total	$12,011	$11,832

The following table is an analysis of the amortized cost and fair values of securities held to maturity at June 30, 2010 and September 30, 2009:

	At June 30, 2010				At September 30, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$16,565	$251	$(42)	$16,774	$16,258	$12	$(378)	$15,892
Mortgage-backed securities-commercial	1,916	8	-	1,924	1,981	1	(1)	1,981
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	19,987	482	-	20,469	22,757	215	(50)	22,922
Debt securities	8,495	73	-	8,568	8,020	43	-	8,063
Private label mortgage-backed securities-residential	2,020	102	(106)	2,016	2,813	79	-	2,892
Obligations of state and political subdivisions	97	6	-	103	122	9	-	131
Corporate securities	-	-	-	-	4,000	116	-	4,116
Total securities held to maturity	$49,080	$922	$(148)	$49,854	$55,951	$475	$(429)	$55,997

During the nine months ended June 30, 2010, the Company sold its only corporate security from the held to maturity portfolio. The issuer of the $4.0 million bond was downgraded bya rating agency, which was considered evidence of a significant deterioration in the issuer’s creditworthiness. The bond was sold for a gain of $270,000. Management does not believe the sale of the bond affects its intent or ability to hold the remaining investment securities in the held to maturity portfolio until their maturity.

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2010 are summarized in the following table:

	At June 30, 2010
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	97	103
Due after 5 but within 10 years	5,995	6,036
Due after 10 years	2,500	2,532
Total debt securities	8,592	8,671

Mortgage-backed securities:
Residential	38,572	39,259
Commercial	1,916	1,924
Total	$49,080	$49,854

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

The following tables present the gross unrealized losses and fair value at June 30, 2010 and September 30, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2010
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	1	$-	$-	$3,441	$(42)	$3,441	$(42)
Mortgage-backed securities-commercial	1	-	-	25	-	25	-
Private label mortgage-backed securities:
Residential	3	842	(106)	2,202	$(376)	3,044	(482)
Total	5	$842	$(106)	$5,668	$(418)	$6,510	$(524)

		September 30, 2009
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	5	$8,967	$(379)	$-	$-	$8,967	$(379)
Mortgage-backed securities-commercial	2	-	-	90	(1)	90	(1)
Obligations of U.S. government-
sponsored enterprises:
Mortgage-backed securities-residential	5	10,497	(50)	-	-	10,497	(50)
Private label mortgage-backed securities:
Residential	3	2,244	(29)	2,678	(276)	4,922	(305)
Total	15	$21,708	$(458)	$2,768	$(277)	$24,476	$(735)

NOTE J – LOANS RECEIVABLE, NET

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2010	2009
	(Dollars in thousands)

One-to four-family residential	$169,068	$172,415
Commercial real estate	101,810	105,764
Construction	71,482	93,217
Home equity lines of credit	23,149	22,528
Commercial business	37,273	37,372
Other	13,568	13,484

Total loans receivable	416,350	444,780
Net deferred loan costs	110	24
Allowance for loan losses	(5,162)	(5,807)

Total loans receivable, net	$411,298	$438,997

At June 30, 2010 and September 30, 2009, non-accrual loans had a total principal balance of $24,839,000 and $33,484,000, respectively. The amount of interest income not recognized on loans was $1,612,000 and $756,000 for the nine month periods ended June 30, 2010 and 2009, respectively. At June 30, 2010 and September 30, 2009, impaired loans, none of which were subject to specific loss allowances, totaled $25,285,000 and $32,694,000, respectively.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2010	2009
	(Dollars in thousands)

Demand accounts	$37,317	$35,221
Savings accounts	62,105	57,864
NOW accounts	50,979	49,456
Money market accounts	85,707	85,535
Certificates of deposit	160,621	187,289
Retirement certificates	31,358	33,152

	$428,087	$448,517

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, and existing tax laws and regulations. Due to ongoing taxable losses through the year ended September 30, 2009, the Company’s net deferred tax assets were fully offset by a valuation allowance of $4,339,000 at September 30, 2009. Based upon an assessment of current and projected future operations, management determined that a portion of the deferred tax valuation allowance was no longer necessary and the balance was reduced to $837,000 at June 30, 2010.

A reconciliation of income tax expense (benefit) between the amounts calculated based upon pre-tax income (loss) at the federal statutory rate of 34% and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Income tax expense (benefit) at 34%
statutory federal tax rate	$30	$(938)	$23	$(2,097)

Change in valuation allowance related
to deferred income tax assets	(3,493)	732	(3,818)	1,746

State tax expense (benefit)	(9)	216	1	405

Other	26	-	26	-

Income tax expense (benefit)	$(3,446)	$10	$(3,768)	$54

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

As of June 30, 2010, the Company held one Prime-based interest rate floor. The counterparty in the transaction is Wells Fargo (formerly Wachovia Bank, N.A). In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of our interest rate derivative contract as of June 30, 2010 and September 30, 2009.

				Fair Value
	Notional		Maturity	June 30,	September 30,
	Amount	Strike	Date	2010	2009
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$101	$234

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	June 30,	September 30,
	2010	2009
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$2,048	$2,318
Unused lines of credit	35,856	35,859
Fixed rate loan commitments	4,034	3,863
Variable rate loan commitments	150	1,120
	$42,088	$43,160

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed in the Company’s filings with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Total assets decreased $21.8 million, or 3.8%, to $543.5 million at June 30, 2010 from $565.2 million at September 30, 2009. The decrease resulted from lower balances of loans receivable, net of allowance for loan loss, and investment securities, which decreased $27.7 million and $13.1 million, respectively, partially offset by increases in other real estate owned, cash and other assets.

Total loans receivable decreased $28.4 million during the nine months ended June 30, 2010 to $416.5 million and were comprised of $169.1 million (40.6%) one-to-four family residential mortgage loans, $101.8 million (24.5%) commercial real estate loans, $71.5 million (17.2%) construction loans, $37.3 million (8.9%) commercial business loans, $23.1 million (5.6%) home equity lines of credit and $13.6 million (3.2%) other loans. Contraction of the portfolio during the nine months ended June 30, 2010 occurred primarily in construction loans, which decreased $21.7 million, followed by decreases of $4.0 million in commercial real estate loans and $3.3 million in residential mortgage loans. The Company ceased originating new non-owner occupied construction loans in October 2008 and intends to continue decreasing construction loans as a percentage of total loans.

Total non-performing loans decreased by $1.7 million to $32.2 million at June 30, 2010 from $33.9 million at September 30, 2009. Non-performing loans at June 30, 2010 consisted of $24.8 million of non-accrual loans and $7.4 million of troubled debt restructurings. During the nine months ended June 30, 2010, non-accrual loans decreased $8.6 million while troubled debt restructurings increased $6.9 million. The troubled debt restructurings were modifications of delinquent loans where the Company has given a concession, such as a below-market interest rate or partial capitalization of interest due, to the borrower in order to resume scheduled repayments from the borrower. The $7.4 million in troubled debt restructurings were current at June 30, 2010.

Included in the non-accrual loan totals were thirteen construction loans totaling $15.1 million, seven commercial loans totaling $4.9 million, five residential mortgage loans totaling $3.4 million, and three home equity lines of credit totaling $1.4 million. Included in the troubled debt restructurings were seven commercial real estate loans totaling $6.5 million, three residential mortgage loans totaling $706,000 and two commercial business loan totaling $211,000. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans.

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

Non-performing construction loans decreased $4.4 million, or 22.5%, to $15.1 million at June 30, 2010 from $19.5 million at September 30, 2009. At June 30, 2010, non-performing construction loans consisted of five loans totaling $7.4 million secured by incomplete single family homes, three loans totaling $6.3 million secured by incomplete condominium units, and five loans totaling $1.4 million secured by land. These loans were used for land acquisition and construction in various locations in the States of New Jersey and Pennsylvania. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Fiscal year-to-date, the Bank had charged off $1.8 million in construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At June 30, 2010, there were four performing construction loans with interest reserves representing outstanding balances of $13.2 million, original interest reserves of $960,000, advanced interest reserves of $477,000, and remaining interest reserve balances of $483,000. At September 30, 2009, there were six performing construction loans with interest reserves representing outstanding balances of $17.3 million, original interest reserves of $1.6 million, advanced interest reserves of $454,000, and remaining interest reserve balances of $1.1 million.

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

Non-performing loans secured by one-to four-family residential properties decreased $959,000, or 19.1%, to $4.1 million at June 30, 2010 from $5.0 million at September 30, 2009. Of these non-performing loans, two loans totaling $2.9 million were made to an investment property manager that had been negatively impacted by the downturn in the real estate market. In addition to these loans, there were three non-accrual owner-occupied mortgage loans totaling $442,000 and three troubled debt restructurings totaling $706,000. The Bank had begun foreclosure proceedings on the majority of the properties securing non-accrual loans as of June 30, 2010. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank had charged off $61,000 in non-performing residential mortgage loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans increased $2.6 million, or 34.5%, to $10.0 million at June 30, 2010 from $7.4 million at September 30, 2009. Of the non-performing loans, seven loans totaling $6.4 million were troubled debt restructurings and were performing in accordance with their modified terms at June 30, 2010. The remaining $3.6 million consisted of three non-accrual loans that were in the process of collection. Fiscal year-to-date, the Bank had charged off $321,000 in non-performing commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans increased $731,000, or 83.2%, to $1.6 million at June 30, 2010 from $879,000 at September 30, 2009. Of the six non-performing loans, four loans totaling $1.4 million were non-accrual and two loans totaling $211,000 were troubled debt restructurings and were performing in accordance with their modified terms at June 30, 2010. All non-performing commercial business loans except for one troubled debt restructuring in the amount of $75,000 were secured by real estate. The Bank is determining the proper course of action to collect the principal outstanding on the non-accrual loans which will include foreclosure proceedings for those loans secured by real estate. Fiscal year-to-date, the Bank had charged off $125,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

Non-performing home equity lines of credit and other loans increased $311,000, or 28.6%, to $1.4 million at June 30, 2010 from $1.1 million at September 30, 2009. Non-performing loans consisted of three non-accrual loans that were in the process of foreclosure at June 30, 2010.

The ratio of non-performing loans to total loans receivable was 7.7% at June 30, 2010 compared with 7.6% at September 30, 2009. The allowance for loan losses decreased to $5.2 million, or 16.0% of non-performing loans at June 30, 2010 compared with 17.1% of non-performing loans at September 30, 2009. Provisions for loan loss during the nine months ended June 30, 2010 were $1.6 million while net charge-offs were $2.3 million. The allowance for loan losses decreased 7 basis points to 1.24% of gross loans outstanding at June 30, 2010 from 1.31% of gross loans outstanding at September 30, 2009.

Investment securities decreased $13.1 million to $60.9 million at June 30, 2010 from $74.0 million at September 30, 2009. Proceeds from principal repayments totaling $16.3 million and sales of investment securities totaling $16.3 million exceeded purchases totaling $19.8 million during the nine month period.

Other real estate owned increased $8.1 million to $13.7 million at June 30, 2010 from $5.6 million at September 30, 2009. The increase was the result of the Bank’s acceptance of deeds-in-lieu of foreclosure on collateral securing five construction loans, three residential mortgage loans and one commercial real estate loan, partially offset by the sale of three other real estate owned properties. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

During the nine months ended June 30, 2010, the Company sold three properties from its other real estate owned portfolio. The first was a single-family residence obtained from a deed-in-lieu of foreclosure in August 2009. The home, which was being carried at $435,000, was sold in January 2010 for a loss of $14,000.

In addition, two of six residential lots located in Rumson, New Jersey that were acquired in January 2008 were sold for gains of $111,000 and $60,000. One of the remaining three lots is under contract of sale to be purchased and is expected to close before the Company’s fiscal year-end. In addition, one other real estate owned property carried at $2.2 million is under contract of sale and also expected to close before the Company’s fiscal year-end. No loss is expected on these sales.

Other assets increased $6.2 million to $7.9 million at June 30, 2010 from $1.7 million at September 30, 2009. The increase was due to the prepayment of three years’ FDIC insurance assessments and the partial reduction of the valuation allowance against the Company’s deferred tax asset in the amount of $3.5 million during the nine months ended June 30, 2010. The FDIC opted to collect future payments from all insured institutions in order to replenish the Deposit Insurance Fund. The Company’s prepayment in December 2009 totaled $3.6 million of which $2.9 million at June 30, 2010 is recorded as a prepaid asset.

Total deposits decreased $20.4 million, or 4.6%, to $428.1 million during the nine months ended June 30, 2010. The outflow in deposits occurred entirely in certificates of deposit (including individual retirement accounts), which decreased $28.5 million to $192.0 million. The Company’s improved net interest margin in the first quarter was largely a result of the managed outflow of higher-rate certificates of deposit. Year-to-date, the Company has experienced a $4.2 million increase in savings account balances, a $2.1 million increase in non-interest-bearing checking account balances, a $1.5 million increase in interest checking account balances and a $172,000 increase in money market account balances.

Included with the total deposits at June 30, 2010 were $8.2 million in Certificate of Deposit Account Registry Service (CDARS) reciprocal certificates of deposit and $16.9 million in brokered certificates of deposit. At September 30, 2009, CDARS balances were $12.0 million and brokered certificates of deposit balances were $15.9 million.

Borrowings from the Federal Home Loan Bank of New York decreased $5.8 million, or 8.2%, to $49.4 million at June 30, 2010 from $55.1 million at September 30, 2009. Securities sold under agreements to repurchase were unchanged during the nine month period.

Stockholders’ equity increased $3.9 million, or 9.8%, to $44.0 million at June 30, 2010 from $40.0 million at September 30, 2009. The Company’s book value per share increased to $7.60 at June 30, 2010 from $6.94 at September 30, 2009. The increase was primarily due to the results of operations for the nine months ended June 30, 2010. For the nine months ended June 30, 2010, the Company did not repurchase shares of its stock.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2010 and 2009

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2010 and 2009. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Unaudited)
Interest-earning assets:
Interest-earning deposits	$5,126	$2	0.15%	$7,606	$1	0.08%
Loans receivable, net	418,566	5,543	5.31%	435,617	5,800	5.34%
Securities
Taxable	63,709	582	3.66%	65,129	709	4.37%
Tax-exempt (1)	97	1	6.02%	122	3	9.12%
FHLB of NY stock	3,019	33	4.42%	3,191	55	6.92%
Total interest-earning assets	490,517	6,161	5.04%	511,665	6,568	5.15%
Noninterest-earning assets	55,875			45,075
Total assets	$546,392			$556,740

Interest-bearing liabilities:
Savings accounts (2)	$63,582	136	0.86%	$55,521	185	1.34%
NOW accounts (3)	135,520	345	1.02%	121,720	414	1.36%
Time deposits (4)	198,361	1,115	2.25%	230,500	1,728	3.01%
Total interest-bearing deposits	397,463	1,596	1.61%	407,741	2,327	2.29%
Borrowings	66,218	675	4.09%	70,486	729	4.15%
Total interest-bearing liabilities	463,681	2,271	1.96%	478,227	3,056	2.56%
Noninterest-bearing liabilities	39,129			34,901
Total liabilities	502,810			513,128
Retained earnings	43,582			43,612
Total liabilities and retained earnings	$546,392			$556,740

Tax-equivalent basis adjustment		-			(1)
Net interest income		$3,890			$3,511
Interest rate spread			3.08%			2.59%
Net interest-earning assets	$26,836			$33,438
Net interest margin (5)			3.18%			2.75%
Average interest-earning assets to average interest-bearing liabilities	105.79%			106.99%

(1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Nine Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Unaudited)
Interest-earning assets:
Interest-earning deposits	$3,351	$3	0.12%	$3,550	$3	0.10%
Loans receivable, net	429,765	17,131	5.33%	425,056	17,337	5.43%
Securities
Taxable	66,300	1,906	3.84%	65,555	2,343	4.76%
Tax-exempt (1)	107	5	5.90%	1,529	70	6.09%
FHLB of NY stock	3,158	124	5.27%	3,889	61	2.08%
Total interest-earning assets	502,681	19,169	5.10%	499,579	19,814	5.28%
Noninterest-earning assets	50,594			44,821
Total assets	$553,275			$544,400

Interest-bearing liabilities:
Savings accounts (2)	$61,636	$469	1.02%	$44,173	$365	1.10%
NOW accounts (3)	135,133	1,056	1.04%	110,881	1,235	1.48%
Time deposits (4)	204,619	3,555	2.32%	225,080	5,525	3.27%
Total interest-bearing deposits	401,388	5,080	1.69%	380,134	7,125	2.50%
Borrowings	69,521	2,090	4.02%	87,587	2,323	3.53%
Total interest-bearing liabilities	470,909	7,170	2.04%	467,721	9,448	2.69%
Noninterest-bearing liabilities	38,550			36,745
Total liabilities	509,459			504,466
Retained earnings	43,816			39,934
Total liabilities and retained earnings	$553,275			$544,400

Tax-equivalent basis adjustment		-			(24)
Net interest income		$11,999			$10,342
Interest rate spread			3.06%			2.59%
Net interest-earning assets	$31,772			$31,858
Net interest margin (5)			3.19%			2.76%
Average interest-earning assets to average interest-bearing liabilities	106.75%			106.81%

(1) Calculated using 34% tax rate for all periods.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net Income (Loss). Net income increased $6.3 million to $3.5 million for the three months ended June 30, 2010 from a net loss of $2.8 million for the three months ended June 30, 2009.

Net Interest and Dividend Income. Net interest and dividend income increased $379,000, or 10.8%, to $3.9 million for the three months ended June 30, 2010 from $3.5 million for the three months ended June 30, 2009. Total interest and dividend income decreased $406,000, or 6.2%, to $6.2 million for the three month period ended June 30, 2010 while total interest expense decreased $785,000, or 25.7%, to $2.3 million for the three month period ended June 30, 2010. Our interest rate spread increased 49 basis points to 3.08% from 2.59%.

Interest and Dividend Income. The decrease in interest and dividend income of $406,000, or 6.2%, to $6.2 million for the three months ended June 30, 2010 was primarily due to a decrease in the overall yield of interest-bearing assets to 5.04% from 5.15%, and a decrease in the average balance of interest-earning assets of $21.1 million to $490.5 million for the three months ended June 30, 2010 from $511.7 million, for the same three month period one year earlier.

Interest earned on loans decreased $257,000, or 4.4%, to $5.5 million for the three months ended June 30, 2010 compared with the prior year period due to a $17.0 million decrease in the average balance of loans between the periods and a decrease in the average yield on such loans to 5.31% from 5.34%.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, decreased $127,000, or 17.8%, to $585,000, due to a 72 basis point decrease in the average yield on such securities to 3.66% for the three months ended June 30, 2010 from 4.38% for the three months ended June 30, 2009. The decrease in yield on investment securities was due to lower market interest rates than the prior year period. The average balance of such securities decreased $1.4 million, or 2.2%, to $63.8 million for the three months ended June 30, 2010 from $65.3 million for the three months ended June 30, 2009.

Interest Expense.  Interest expense decreased $785,000, or 25.7%, to $2.3 million for the three months ended June 30, 2010 from $3.1 million for the three months ended June 30, 2009. The decrease in interest expense was primarily due to a 60 basis point decrease in the average cost of such liabilities to 1.96% from 2.56%, and a decrease in the average balance of interest-bearing liabilities of $14.5 million, or 3.0%, to $463.7 million from $478.2 million.

The average balance of interest bearing deposits decreased to $397.5 million from $407.7 million while the average cost of such deposits decreased to 1.61% from 2.29% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $1.6 million for the three months ended June 30, 2010 from $2.3 million for the three months ended June 30, 2009.

Average interest paid on advances and securities sold under agreements to repurchase decreased to $675,000 for the three months ended June 30, 2010 from $729,000 for the prior year period due to a decrease in the average balance of such borrowings to $66.2 million from $70.5 million, and a 6 basis point decrease in the average cost of advances and securities sold under agreements to repurchase to 4.09% for the three months ended June 30, 2010 from 4.15% for the prior year period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $494,000 for the three months ended June 30, 2010 compared to a provision of $3.2 million for the prior year period.

The decrease in provision for loan losses was due to a 25% decrease in non-accrual loans to $24.8 million at June 30, 2010 as compared with non-accrual loans of $33.2 million at June 30, 2009. During the nine months ended June 30, 2010, non-accrual loans decreased $8.7 million to $24.8 million from $33.5 million at September 30, 2009.

Net charge-offs were $1.1 million for the three months ended June 30, 2010 compared with $1.7 million for the three months ended June 30, 2009. The loan charge-offs during the three months ended June 30, 2010 were primarily the result of further write-downs of previously impaired loans using updated appraisals of the collateral securing the loans.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth above. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous construction, commercial real estate and commercial business loans may result in larger additions to the allowance for loan losses in future periods. Future increases in the allowance for loan losses may also be necessary based on growth of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment.

Other Income. Non-interest income decreased $321,000, or 36.0%, to $571,000 for the three months ended June 30, 2010 compared to $892,000 for the three months ended June 30, 2009. The decrease was attributable to lower gains on the sales of available-for-sale investment securities, which decreased $327,000 to $105,000 for the three months ended June 30, 2010 from $432,000 for the three months ended June 30, 2009. The lower gains on the sales of investment securities were partially offset by gains on the sales of other real estate owned totaling $60,000.

Other Expenses. Non-interest expenses decreased $107,000, or 2.7%, to $3.9 million for the three months ended June 30, 2010 from $4.0 million for the three months ended June 30, 2009.

Compensation and benefit expenses decreased by $129,000 between the periods due to targeted expense reductions that included staff and benefit reductions during calendar year 2009. FDIC deposit insurance premiums decreased by $207,000 due to a one-time assessment of $259,000 paid in addition to the quarterly assessments during the three months ended June 30, 2009. Partially offsetting the decline in non-interest expenses were increases in professional fees and occupancy expenses.

Professional fees increased $106,000, or 59.2%, due to higher legal and consulting fees pertaining to the foreclosure and workout of non-performing assets. Occupancy expenses increased $85,000, or 13.8%, due to the lease and operation of the Company’s new Bridgewater branch location.

Income Tax Expense (Benefit). The Company recorded an income tax benefit of $3.4 million for the three months ended June 30, 2010, compared with a $10,000 tax expense for the three months ended June 30, 2009, due to the partial reduction in the valuation allowance previously recorded against its deferred tax asset. The reduction in the valuation allowance was based on the anticipated utilization of the Company’s net operating losses within the allowable Federal and State carryover periods.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, and existing tax laws and regulations. Due to ongoing taxable losses through the year ended September 30, 2009, the Company’s net deferred tax assets were fully offset by a valuation allowance of $4,339,000 at September 30, 2009. Based upon an assessment of current and projected future operations, management determined that a portion of the deferred tax valuation allowance was no longer necessary and the balance was reduced to $837,000 at June 30, 2010.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and 2009

Net Income (Loss). The Company recorded net income of $3.8 million for the nine months ended March 31, 2010 compared with a net loss of $6.2 million for the nine months ended June 30, 2009.

Net Interest and Dividend Income. Net interest and dividend income increased $1.7 million, or 16.0%, to $12.1 million for the nine months ended June 30, 2010 from $10.3 million for the nine months ended June 30, 2009. Total interest and dividend income decreased $621,000 to $19.2 million for the nine month period ended June 30, 2010 while total interest expense decreased $2.3 million to $7.2 million for the same nine month period in 2009. Our interest rate spread increased 47 basis points to 3.06% from 2.59%.

Interest and Dividend Income. Total interest and dividend income decreased $621,000, or 3.1%, to $19.2 million for the nine months ended June 30, 2010 from $19.8 million for the same period last year. The decrease in interest income was primarily due to an 18 basis point decrease in the overall yield of interest-bearing assets to 5.10% from 5.28%, partially offset by an increase in the average balance of interest-earning assets of $3.1 million to $502.7 million from $499.6 million.

Interest earned on loans decreased $206,000, or 1.2%, to $17.1 million for the nine months ended June 30, 2010 from $17.3 million for the prior year period. While the average yield on such loans decreased 10 basis points, to 5.33% from 5.43%, the average balance of loans increased $4.7 million, or 1.2%, to $429.8 million for the nine months ended June 30, 2010 from $425.1 million for the nine months ended June 30, 2009.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased $478,000, or 20.0%, to $1.9 million for the nine month period ended June 30, 2010 from $2.4 million a year earlier. The average balance of such securities decreased $677,000, or 1.0%, to $66.4 million from $67.1 million and the average yield on investment securities fell 95 basis point to 3.84% from 4.79%. The decreased yield on investment securities resulted from the lower interest rate environment during the nine months ended June 30, 2010 compared with the prior year period.

Interest Expense. Interest expense decreased $2.3 million, or 24.1%, to $7.2 million for the nine months ended June 30, 2010 from $9.4 million for the nine months ended June 30, 2009. The decrease in interest expense was primarily due to a 65 basis point decrease in the average cost of such liabilities to 2.04% from 2.69%, partially offset by an increase in the average balance of interest-bearing liabilities of $3.2 million, or 0.7%, to $470.9 million.

The average balance of interest bearing deposits increased $21.3 million to $401.4 million for the nine months ended June 30, 2010 from $380.1 million for the same period last year while the average cost of such deposits decreased 81 basis points to 1.69% from 2.50%. This resulted in a $2.0 million decrease in interest paid on deposits to $5.1 million for the nine months ended June 30, 2010 from $7.1 million for the nine months ended June 30, 2009.

Interest on advances and securities sold under agreements to repurchase decreased $233,000 to $2.1 million for the nine months ended June 30, 2010 compared to the prior year period. The decrease in interest expense was due to a decrease in average balance to $69.5 million from $87.6 million partially offset by a 49 basis point increase in the average cost of advances and securities sold under agreements to repurchase to 4.02% for the nine months ended June 30, 2010 from 3.53% for the prior year period. The increase in cost of advances was due to the repayment of the Company’s overnight line of credit, which bore a substantially lower rate than the term advances remaining.

Provision for Loan Losses. The provision for loan losses was $1.6 million for the nine months ended June 30, 2010 compared to a $7.6 million provision for the comparable period in the prior year. The decrease in the provision for loan loss was due primarily to the stabilization of non-performing loan levels and lower levels of loan charge-offs during the current nine month period.

Non-performing loans decreased $1.0 million to $32.2 million at June 30, 2010 from $33.2 million at June 30, 2009. Non-accrual loans decreased $8.7 million to $24.8 million at June 30, 2010. Net charge-offs were $2.3 million for the nine months ended June 30, 2010 compared to $4.5 million for the nine months ended June 30, 2009.

The loan charge-offs during the nine months ended June 30, 2010 resulted primarily from additional write-downs of loans previously deemed impaired. Ten non-performing construction loans totaling $11.1 million were further written down by $1.8 million during the nine months based on updated appraisals of the collateral securing the loans, reflecting continued depreciation from one year earlier. Of these ten loans, four totaling $7.1 million at September 30, 2009 were transferred to other real estate owned during the nine months ended June 30, 2010. In addition, two commercial real estate loans totaling $2.2 million were written down $388,000, and two non-performing residential mortgage loans totaling $360,000 were written down $61,000 during the nine months ended June 30, 2010 based upon updated appraisals of the collateral securing the loans, reflecting continued depreciation from one year earlier. Two commercial business loan totaling $57,000 were also charged off during the nine months ended June 30, 2010.

Other Income. Non-interest income decreased $430,000, or 18.6%, to $1.9 million for the nine months ended June 30, 2010 compared to $2.3 million for the nine months ended June 30, 2009. The decrease was attributable to lower gains on the sales of available-for-sale investment securities, which decreased $749,000 to $455,000 for the nine months ended June 30, 2010 from $1.2 million for the nine months ended June 30, 2009. The lower gains on sales of investment securities were partially offset by higher gains on the sales of loans, which increased $65,000, gains on the sales of other real estate owned totaling $158,000 and higher service charge income, which increased $66,000.

Other Expenses. Non-interest expenses increased $938,000, or 8.4%, to $12.2 million for the nine months ended June 30, 2010 from $11.2 million for the nine months ended June 30, 2009.

Compensation and benefit expenses increased $379,000 during the nine months ended June 30, 2010 primarily due to the resignation of the Company’s President and CEO in December 2009, which resulted in a one-time charge of $852,000. This one-time charge was partially offset by reductions in compensation and benefit expenses from targeted expense reductions that included staff and benefit reductions in calendar year 2009.

Also contributing to the increase in non-interest expenses were higher professional service expenses and FDIC deposit insurance premiums. Professional service expenses increased $322,000, or 60.5%, to $854,000 for the nine months ended June 30, 2010 from $532,000 for the nine months ended June 30, 2009 due to higher legal and consulting expenses related to non-performing assets. The FDIC has substantially increased its assessment rate for all insured banks in an effort to increase its reserve ratio, which resulted in an increased expense of $100,000, or 12.2%, to $917,000 for the nine months ended June 30, 2010, from $817,000 for the nine months ended June 30, 2009.

Income Tax Expense (Benefit). The Company recorded a tax benefit of $3.8 million for the nine months ended June 30, 2010, compared to a tax expense of $54,000 for the nine months ended June 30, 2009. The current period benefit resulted primarily from a partial reduction in the valuation allowance previously recorded against its deferred tax asset. The reduction in the valuation allowance was based on the anticipated utilization of the Company’s net operating losses within the allowable Federal and State carryover periods.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, and existing tax laws and regulations. Due to ongoing taxable losses through the year ended September 30, 2009, the Company’s net deferred tax assets were fully offset by a valuation allowance of $4,339,000 at September 30, 2009. Based upon an assessment of current and projected future operations, management determined that a portion of the deferred tax valuation allowance was no longer necessary and the balance was reduced to $837,000 at June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine month period ended June 30, 2010 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2010, the Company had commitments outstanding under letters of credit of $2.0 million, commitments to originate loans of $4.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $35.9 million. There has been no material change during the nine months ended June 30, 2010 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

On April 22, 2010, Magyar Bank entered into agreements with the Federal Deposit Insurance Corporation ("FDIC"), its principal federal banking regulator, and the New Jersey Department of Banking and Insurance (the "Department"), which require the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance by the FDIC and the Department of consent orders against the Bank (the "Consent Orders") relating to certain findings from a recent examination of the Bank. The Consent Orders were filed with the Securities and Exchange Commission on Form 8-K as Exhibits 10.1 and 10.2 on April 23, 2010.

Among the corrective actions required were for the Bank to develop, within 30 days of the April 22, 2010 effective date of the Consent Orders, a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. The Bank developed and filed a capital plan on a timely basis with the FDIC and the Department and the plan remains under review by those regulatory authorities.

At June 30, 2010, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 7.57%, and total qualifying capital as a percentage of risk-weighted assets was 12.02%.

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any shares during the nine months ended June 30, 2010.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: August 16, 2010	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 16, 2010	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer