Form 10-K
period 2010-09-30
Magyar Bancorp, Inc.
filed 2010-12-21
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                               to

Commission File Number: 000-51726

Magyar Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732) 342-7600
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2010 was $10.4 million. As of December 15, 2010, there were 5,923,742 shares issued and 5,783,131 outstanding of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III)

Magyar Bancorp, Inc.
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2010

PART I

PART I

ITEM 1.	Business

Forward Looking Statements

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statement” within the meaning of the safe harbour provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, but their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, as well as statements about the objective and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our business, statements about our future status, and activities or reporting under U.S. banking and financial regulation. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2010, Magyar Bancorp, Inc. had consolidated assets of $537.9 million, total deposits of $427.9 million and stockholders’ equity of $44.2 million. Magyar Bancorp, Inc.’s net income for the fiscal year ended September 30, 2010 was $3.9 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08903, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

On January 23, 2006, Magyar Bancorp, Inc. sold 2,618,550 shares of its common stock at a price of $10.00 per share, issued an additional 3,200,450 shares of its common stock to Magyar Bancorp, MHC, and contributed 104,742 shares to Magyar Bank Charitable Foundation.

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to the New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our six branch offices located in New Brunswick, North Brunswick, South Brunswick, Branchburg, and Bridgewater, New Jersey. The telephone number at our main office is (732) 342-7600.

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate loans, commercial business loans, Small Business Administration (“SBA”) loans, construction loans and investment securities. We also originate consumer loans, which consist primarily of secured demand loans. We originate loans primarily for our loan portfolio. However, from time to time we have sold some of our long-term fixed-rate residential mortgage loans into the secondary market, while retaining the servicing rights for such loans. Our revenues are derived principally from interest on loans and securities. Our investment securities consist primarily of mortgage-backed securities and U.S. Government and government-sponsored enterprise obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

Market Area

We are headquartered in New Brunswick, New Jersey, and our primary deposit market area is concentrated in the communities surrounding our headquarters branch and our branch offices located in Middlesex and Somerset Counties, New Jersey.  Our primary lending market area is broader than our deposit market area and includes all of New Jersey. At September 30, 2010, 53.3% of our mortgage loan portfolio consisted of loans secured by real estate located in Middlesex and Somerset Counties in New Jersey.

The economy of our primary market area is largely urban and suburban with a broad economic base that is typical for counties surrounding the New York metropolitan area. The median household income in Middlesex and Somerset county rank among the highest in the nation, and both counties are expected to see moderate population growth in 2011.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2010 our market share of deposits was 1.81% and 0.36% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.93% and 0.35%, respectively, at June 30, 2009.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $165.5 million, or 40.5% of our total loans at September 30, 2010. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2010. We also originate commercial real estate, commercial business and construction loans. At September 30, 2010, these loans totaled $116.2 million, $33.7 million and $57.1 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2010, home equity lines of credit and stock-secured demand loans totaled $22.8 million and $12.8 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$165,462	40.50%	$172,415	38.76%	$157,867	38.44%	$152,474	39.54%	$143,245	40.65%
Commercial real estate	116,222	28.45%	105,764	23.78%	92,823	22.60%	81,275	21.08%	68,567	19.46%
Construction	57,086	13.97%	93,217	20.96%	92,856	22.61%	97,150	25.20%	90,342	25.64%
Home equity lines of credit	22,823	5.59%	22,528	5.07%	15,893	3.87%	12,894	3.34%	10,843	3.08%
Commercial business	33,676	8.24%	37,372	8.40%	35,995	8.76%	26,630	6.91%	24,510	6.96%
Other	13,277	3.25%	13,484	3.03%	15,294	3.72%	15,159	3.93%	14,846	4.21%

Total loans receivable	$408,546	100.00%	$444,780	100.00%	$410,728	100.00%	$385,582	100.00%	$352,353	100.00%
Net deferred loan costs	106		24		(77)		(214)		(492)
Allowance for loan losses	(4,766)		(5,807)		(4,502)		(3,754)		(3,892)

Total loans receivable, net	$403,886		$438,997		$406,149		$381,614		$347,969

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2011	$4,426	5.28%	$19,525	6.37%	$57,086	5.81%	$4,771	4.98%
2012	2,064	5.32%	3,918	4.03%	-	-	-	-
2013	2,315	5.47%	229	5.08%	-	-	205	3.39%
2014 to 2015	4,346	6.46%	3,876	5.94%	-	-	-	-
2016 to 2020	18,473	5.43%	14,808	6.48%	-	-	8	3.25%
2021 to 2025	16,683	5.19%	12,830	6.43%	-	-	585	3.05%
2026 and beyond	117,155	5.67%	61,036	6.37%	-	-	17,254	3.67%

Total	$165,462	5.60%	$116,222	6.30%	$57,086	5.81%	$22,823	3.93%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2011	$24,079	4.87%	$11,099	2.35%	$120,986	5.35%
2012	958	5.12%	1,719	2.56%	8,659	4.16%
2013	1,221	6.33%	15	13.95%	3,985	5.64%
2014 to 2015	1,911	6.66%	112	6.29%	10,245	6.30%
2016 to 2020	2,335	6.84%	20	7.59%	35,644	5.96%
2021 to 2025	1,905	6.71%	1	13.00%	32,004	5.74%
2026 and beyond	1,267	7.38%	311	5.01%	197,023	5.72%

Total	$33,676	5.37%	$13,277	2.50%	$408,546	5.61%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2010 that are contractually due after September 30, 2011.

	Due After September 30, 2011
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to four-family residential	$113,925	$47,111	$161,036
Commercial real estate	20,475	76,222	96,697
Home equity lines of credit	-	18,052	18,052
Commercial business	3,293	6,304	9,597
Other	139	2,039	2,178

Total	$137,832	$149,728	$287,560

Residential Mortgage Loans.  We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2010, $165.5 million, or 40.5% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years and are currently offered for terms up to 40 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2010, non-performing residential mortgage loans totaled $2.5 million, or 1.5% of the total residential loan portfolio. Interest income not recorded on non-performing residential mortgage loans for the year ended September 30, 2010 was $291,000. During the year ended September 30, 2010, $61,000 had been charged-off against the allowance for loan loss for two impaired residential real estate loans.

We also originate home equity loans secured by residences located in our market area. The underwriting standards we use for home equity loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is 80%. Home equity loans are generally offered with fixed rates of interest with the loan amount not to exceed $500,000 and with terms of up to 30 years.

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. However, to help manage interest rate risk and to increase fee income during fiscal year 2010, fourteen (14) loans totaling $2.8  million  were originated and sold to Freddie Mac. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. No loans were held for sale at September 30, 2010.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. At September 30, 2010, we had $3.6 million of purchased one-to four-family residential mortgage loans. No loans were purchased in the fiscal year ended September 30, 2010.

At September 30, 2010, we had $116.8 million of fixed-rate residential mortgage loans, which represented 70.6% of our total residential mortgage loan portfolio. At September 30, 2010, our largest fixed-rate residential mortgage loan was for $4.5 million. The loan was performing in accordance with its terms at September 30, 2010.

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

At September 30, 2010, adjustable-rate residential mortgage loans totaled $48.7 million, or 29.4% of our total residential mortgage loan portfolio. Of these loans, $16.5 million were interest-only loans originated with an average original loan-to-value ratio of 67.2%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2010, our largest adjustable-rate residential mortgage loan was for $3.3 million. The loan was performing in accordance with its terms at September 30, 2010.

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

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2010, $116.2 million, or 28.5%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years, provided adjustable rate periods limit the initial payment period to no more than five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.9 million. At September 30, 2010, our largest commercial real estate loan was $5.5 million and was secured by a mixed use building currently used for retail office space and a senior living facility. The loan was performing in accordance with its terms at September 30, 2010. At September 30, 2010, seven commercial real estate loans totaling $8.2 million were non-performing. During the year ended September 30, 2010, $321,000 had been charged-off against the allowance for loan loss for one impaired commercial real estate loan. Interest income not recorded on non-performing commercial real estate loans for the year ended September 30, 2010 was $576,000. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, town homes, condominiums, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. The Bank ceased originating new construction loans for the development of non-owner occupied real estate in 2008.

At September 30, 2010, construction loans for the development of one-to four-family residential properties totaled $27.7 million, or 6.8% of total loans. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition funds are limited to 50% to 75% of the sale price of the land. Site improvement funds are limited to 100% of the bonded site improvement costs. Construction funds are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2010, construction loans for the development of town homes, condominiums and apartment buildings totaled $23.6 million, or 5.8% of total loans. These construction loans also generally have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans has been 75% of the appraised value of the property, but was decreased to 70% in 2007 to reduce Magyar Bank’s potential exposure to a downtown in the real estate market. Properties must maintain a debt service coverage ratio of 125%. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2010, construction loans for the development of commercial properties totaled $5.8 million, or 1.4% of total loans. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. In addition, the property must maintain a debt service coverage ratio of 125%.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.9 million. At September 30, 2010, our largest outstanding construction loan balance was for $4.8 million. The loan was secured by a twenty-eight unit condominium project in Jersey City, New Jersey. The loan was performing according to its terms at September 30, 2010. At September 30, 2010, fourteen construction loans totaling $14.0 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for details on these loans), were non-performing. During the year ended September 30, 2010, $3.1 million had been charged-

off against the allowance for loan loss for the impaired construction loans. Interest income not recorded on non-performing construction loans for the year ended September 30, 2010 was $1.4 million.

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

Commercial Business Loans. At September 30, 2010, our commercial business loans totaled $33.7 million, or 8.2% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 15 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are based on the prime rate as published in The Wall Street Journal.

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

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay the loan from his or her employment income, and which are secured by real property with ascertainable value, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the repayment of commercial business loans may depend substantially on the success of the borrower’s business. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We try to minimize these risks through our underwriting standards. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.9 million currently. At September 30, 2010, our largest commercial business loan was a $2.8 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2010. At September 30, 2010, five commercial business loans totaling $1.5 million were non-performing. Interest income not recorded on non-performing commercial business loans for the year ended September 30, 2010 was $145,000. During the year ended September 30, 2010, $196,000 had been charged-off against the allowance for loan loss for impaired commercial business loans.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2010, these loans totaled $22.8 million, or 5.6% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.9 million currently. At September 30, 2010, our largest home equity line of credit was a non-performing $902,000 loan. This loan was secured by a first lien position on two separate 1-4 family residential properties on which the Bank was in the process of foreclosure at September 30, 2010. At September 30, 2010, all home equity lines of credit were performing in accordance with their terms with the exception of three non- performing loans totaling $1.3 million. During the year ended September 30, 2010, $93,000 had been charged-off against the allowance for loan loss for one impaired home equity line of credit. Interest income not recorded on non-performing home equity lines of credit for the year ended September 30, 2010 was $184,000.

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

At September 30, 2010, stock-secured loans totaled $12.8 million, or 3.1% of our total loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2010, $12.7 million, or 3.1% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2010, the aggregate loan-to-value ratio of the stock-secured portfolio was 40.0%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2010.

At September 30, 2010, we were servicing loans sold to Freddie Mac in the amount of $10.7 million and SBA guaranteed loans sold in the amount of $4.2 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2010, we had $22.2 million of loan participation interests in which we were the lead lender, and $6.4 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. During the year ended September 30, 2010, we experienced loan losses totaling $321,000 in our loan participations portfolio due to one non-performing acquisition and development loan in which the Bank was a participant and not the lead lender.

During the fiscal year ended September 30, 2010, we originated $17.9 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily of loans with terms of 30 years or less. We also originated $20.3 million of commercial real estate loans, $814,000 of construction loans, $2.0 million of commercial business loans, and $1.5 million of home equity lines of credit and other loans during the fiscal year ended September 30, 2010.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2010, we had $3.6 million of one-to four-family residential mortgage loans that were purchased from other lenders. No loans were purchased in the fiscal year ended September 30, 2010.

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

Loan requests for aggregate borrowings up to $1.5 million must be approved by Magyar Bank’s Chief Lending Officer or President. Other members of our lending staff have lesser amounts of lending authority based on their experience as lending officers. Loan requests for aggregate borrowings up to 35% of Magyar Bank’s loans-to-one-borrower limit, or $2.4 million, must be approved by Magyar Bank’s Management Loan Committee. The Management Loan Committee is comprised of the President, Chief Lending Officer, Chief Financial Officer and various bank officers appointed by the Board of Directors. A quorum of three members including either the President or the Chief Lending Officer is required for all Management Loan Committee meetings. The Directors Loan Committee must approve all loan requests for aggregate borrowings in excess of 35% of Magyar Bank’s loans-to-one-borrower limit, or $2.4 million. The Board of Directors must approve all loan requests for aggregate borrowings in excess of 80% of Magyar Bank’s loans-to-one-borrower limit, or $5.5 million.

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

Non-Performing Assets. The table on the following page sets forth the amounts and categories of our non-performing assets at the dates indicated. The table includes troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) for each date presented.

	September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$2,451	$4,565	$772	$65	$56
Commercial real estate	8,228	7,439	3,400	1,936	-
Construction	13,969	19,515	8,224	6,008	5,135
Home equity lines of credit	1,304	1,086	731	-	-
Commercial business	1,465	879	176	21	188
Other	-	-	-	3	-

Total	27,417	33,484	13,303	8,033	5,379

Accruing loans three months or more past due:
One-to four-family residential	-	-	65	-	88
Commercial real estate	-	-	-	-	1,933
Construction	-	-	6,700	-	-
Home equity lines of credit	-	-	-	-	-
Commercial business	-	-	-	15	-
Other	-	-	-	-	-

Total loans three months or more past due	-	-	6,765	15	2,021

Total non-performing loans	27,417	33,484	20,068	8,048	7,400

Other real estate owned	12,655	5,562	4,666	2,238	-

Total non-performing assets	40,072	39,046	24,734	10,286	7,400
Troubled debt restructurings	3,610	458	-	-	-
Troubled debt restructurings and
total non-performing assets	$43,682	$39,504	$24,734	$10,286	$7,400

Ratios:
Total non-performing loans to total loans	6.71%	7.53%	4.89%	2.09%	2.10%
Total non-performing loans and troubled debt
restructurings to total loans	7.59%	7.63%	4.89%	2.09%	2.10%
Total non-performing assets to total assets	7.45%	6.91%	4.81%	2.17%	1.70%
Total non-performing assets and troubled debt
restructurings to total assets	8.12%	6.99%	4.81%	2.17%	1.70%

At September 30, 2010, our portfolio of commercial business, commercial real estate and construction loans totaled $207.0 million, or 50.7% of our total loans, compared to $236.4 million, or 53.1% of our total loans, at September 30, 2009. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructuring and total non-performing assets increased $4.2 million to $43.7 million at September 30, 2010 from $39.5 million at September 30, 2009, and increased $18.9 million from $24.7 million at September 30, 2008, reflecting the recent adverse economic conditions. The repayment of the Company’s construction loan portfolio is dependent upon the sale of the collateral securing the loans and has been particularly impacted by the rapid deterioration in the housing market and decreased buyer demand.  (See Item 7. -

Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of non-performing assets).

Additional interest income of approximately $2.6 million and $2.5 million would have been recorded during the fiscal years ended September 30, 2010 and 2009, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

The Company accounts for its impaired loans in accordance with generally accepted accounting principles, which require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price less estimated costs of disposal, or the fair value of the collateral less estimated costs of disposal if the loan is collateral dependent. Regardless of the measurement method, a creditor may measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. The Company continues to recognize interest income on impaired loans that are performing.

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  At September 30, 2010, there were seven loans totaling $3.6 million that were classified as TDRs by the Company.  These loans are not included in the non-performing loan figures listed above, as they continue to perform under their modified terms.

Delinquent Loans. The table on the following page sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non- accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
One-to four-family residential	4	$721	4	$2,451	8	$3,172
Commercial real estate	2	2,147	6	6,081	8	8,228
Construction	-	-	15	14,552	15	14,552
Home equity lines of credit	-	-	3	1,304	3	1,304
Commercial business	-	-	5	1,465	5	1,465
Other	-	-	-	-	-	-
Total	6	$2,868	33	$25,853	39	$28,721

At September 30, 2009
One-to four-family residential	1	$150	9	$4,565	10	$4,715
Commercial real estate	-	-	7	7,439	7	7,439
Construction	2	1,642	10	17,873	12	19,515
Home equity lines of credit	-	-	2	1,086	2	1,086
Commercial business	1	15	5	864	6	879
Other	-	-	-	-	-	-
Total	4	$1,807	33	$31,827	37	$33,634

At September 30, 2008
One-to four-family residential	3	$216	4	$837	7	$1,053
Commercial real estate	-	-	2	$3,400	2	3,400
Construction	3	5,476	7	9,395	10	14,871
Home equity lines of credit	-	-	1	731	1	731
Commercial business	1	157	1	176	2	333
Other	-	-	-	-	-	-
Total	7	$5,849	15	$14,539	22	$20,388

At September 30, 2007
One-to four-family residential	-	$-	2	$65	2	$65
Commercial real estate	3	2,214	1	1,936	4	4,150
Construction	-	-	4	6,008	4	6,008
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	36	3	36
Other	-	-	2	3	2	3
Total	3	$2,214	12	$8,048	15	$10,262

At September 30, 2006
One-to four-family residential	-	$-	3	$144	3	$144
Commercial real estate	-	-	1	1,933	1	1,933
Construction	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial business	-	-	3	188	3	188
Other	-	-	1	-	1	-
Total	-	$-	8	$2,265	8	$2,265

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $12.7 million of real estate owned properties at September 30, 2010 and $5.6 million of real estate owned properties at September 30, 2009. During the year ended September 30, 2010, the Company was able to successfully dispose of four properties with an aggregate carrying value of $3.5 million at September 30, 2009 for a net profit of $61,000 and the Company was able to secure the title for 26 other properties totaling $10.0 million which is expected to help facilitate the sales process.

Other real estate owned at September 30, 2010 consisted of five residential properties, two substantially completed condominium projects, four partially completed residential properties, and eighteen real estate lots approved for residential homes. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

The Company did not incur any further write downs on properties foreclosed upon during the year ended September 30, 2010. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2010, classified assets consisted of $29.9 million of special mention assets, $36.0 million of substandard assets and $99,000 of doubtful assets.

We are required to establish an allowance for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike impairment allowances, have not been allocated to particular problem assets. When we classify problem assets, we are required to determine whether or not impairment exists. A loan is impaired when, based on current information and events, it is probable that Magyar Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that impairment exists, a specific allowance for loss is established. For collateral-dependent loans, the loan is reduced by the impairment amount via a reduction to the loan and the allowance for loan loss. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation, which can direct us to establish additional loss allowances.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2010 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$5,807	$4,502	$3,754	$3,892	$3,129

Charge-offs:
One-to four-family residential	61	39	31	-	13
Commercial real estate	321	1,063	111	-	-
Construction	3,102	4,120	3,084	652	-
Home equity lines of credit	93	724	69	-	2
Commercial business	196	963	227	-	180
Other	-	1	3	4	3
Total charge-offs	3,773	6,910	3,525	656	198

Recoveries:
One-to four-family residential	-	-	13	-	-
Commercial real estate	-	-	-	-	-
Construction	1	2	-	-	-
Home equity lines of credit	-	-	-	-	-
Commercial business	-	-	-	120	-
Other	2	1	5	-	-
Total recoveries	3	3	18	120	-

Net charge-offs	3,770	6,907	3,507	536	198
Provision for loan losses	2,729	8,212	4,255	398	961

Balance at end of period	$4,766	$5,807	$4,502	$3,754	$3,892

Ratios:
Net charge-offs to average loans outstanding	0.89%	1.61%	0.88%	0.14%	0.06%
Allowance for loan losses to
total non performing loans at end of period	17.38%	17.34%	22.43%	46.64%	52.59%
Allowance for loan losses to
total loans at end of period	1.17%	1.31%	1.10%	0.97%	1.11%

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

	Amount	Percent of Allowance In Category to Total Allowance	Percent of Loans In Category to Total Loans
	(Dollars in thousands)
At September 30, 2010
One-to four-family residential	$589	12.35%	40.50%
Commercial real estate	1,123	23.56%	28.45%
Construction	2,020	42.39%	13.97%
Home equity lines of credit	83	1.75%	5.59%
Commercial business	866	18.17%	8.24%
Other	11	0.23%	3.25%
Unallocated	74	1.55%	0.00%
Total allowance for loan losses	$4,766	100.00%	100.00%
At September 30, 2009
One-to four-family residential	$455	7.83%	38.76%
Commercial real estate	1,235	21.27%	23.78%
Construction	2,967	51.09%	20.96%
Home equity lines of credit	60	1.04%	5.08%
Commercial business	957	16.48%	8.40%
Other	15	0.26%	3.02%
Unallocated	118	2.03%	0.00%
Total allowance for loan losses	$5,807	100.00%	100.00%
At September 30, 2008
One-to four-family residential	$429	9.53%	38.44%
Commercial real estate	603	13.39%	22.60%
Construction	2,846	63.22%	22.61%
Home equity lines of credit	48	1.07%	3.87%
Commercial business	476	10.57%	8.76%
Other	4	0.09%	3.72%
Unallocated	96	2.13%	0.00%
Total allowance for loan losses	$4,502	100.00%	100.00%
At September 30, 2007
One-to four-family residential	$473	12.60%	38.37%
Commercial real estate	576	15.34%	21.54%
Construction	1,982	52.80%	23.72%
Home equity lines of credit	40	1.07%	3.49%
Commercial business	675	17.98%	8.72%
Other	8	0.21%	4.16%
Unallocated	-	0.00%	0.00%
Total allowance for loan losses	$3,754	100.00%	100.00%
At September 30, 2006
One-to four-family residential	$327	8.40%	40.65%
Commercial real estate	601	15.44%	19.46%
Construction	1,519	39.03%	25.64%
Home equity lines of credit	82	2.12%	3.08%
Commercial business	1,153	29.63%	6.96%
Other	210	5.38%	4.21%
Unallocated	-	0.00%	0.00%
Total allowance for loan losses	$3,892	100.00%	100.00%

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

At September 30, 2010, our securities portfolio totaled $58.7 million, or 10.9% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2010, $44.5 million of our securities were classified as held-to-maturity and reported at amortized cost, and $14.2 million were classified as available-for-sale and reported at fair value. At September 30, 2010, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations.  At September 30, 2010, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $54.6 million, or 93.1% of our total securities portfolio. Of this amount, $49.1 million were mortgage-backed securities and $5.5 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities.  We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2010, our mortgage-backed securities, including CMOs, totaled $53.1 million, or 90.5% of our total securities portfolio. Included in this balance was $4.0 million of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “AAA” by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 3.96% at September 30, 2010.  The estimated fair value of our mortgage-backed securities portfolio at September 30, 2010 was $53.9 million, which was $691,000 more than the amortized cost of $53.2 million. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2010, we held $97,000 in bonds issued by the State of New Jersey which are classified as held to maturity and have a total amortized cost value of $97,000, or 0.2% of our total securities portfolio. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2010, we held no equity securities other than $2.8 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios.  The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
U.S. government and government-
sponsored enterprise obligations	$12,012	$12,090	$2,237	$2,243	$2,237	$2,123
Municipal bonds	-	-	-	-	3,211	3,104
Private label mortgage-backed securities	2,362	2,097	15,930	15,840	44,566	44,099

Total securities available for sale	$14,374	$14,187	$18,167	$18,083	$50,014	$49,326

Securities held to maturity:
U.S. government and government-
sponsored enterprise obligations	$42,511	$43,394	$8,020	$8,063	$99	$98
Municipal bonds	97	102	122	131	132	140
Private label mortgage-backed securities	1,871	1,902	43,809	43,687	9,387	9,391
Corporate notes	-	-	4,000	4,116	-	-

Total securities held to maturity	$44,479	$45,398	$55,951	$55,997	$9,618	$9,629

At September 30, 2010, a total of 6 securities with an aggregate fair value of $11.1 million had gross unrealized losses of $365,000, or approximately 3.3% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal bond yields have been adjusted to a tax-equivalent basis.

			More Than One		More Than Five
			Year Through		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities

	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$-	-%	$-	-%	$-	-%	$3,904	3.60%	$3,904	3.60%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	-	-%	-	-%	-	-%	2,833	3.14%	2,833	3.14%
Mortgage backed securities - commercial	-	-%	4,274	5.07%	-	-%	-	-%	4,274	5.07%
Debt securities	-	-%	1,001	0.80%	-	-%	-	-%	1,001	0.80%
Private label mortgage-backed securities - residential	-	-%	-	-%	-	-%	2,362	5.44%	2,362	5.44%
Total securities available for sale	$-	-%	$5,275	4.26%	$-	-%	$9,099	3.94%	$14,374	4.06%

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	-	-%	-	-%	-	-%	$18,407	4.25%	$18,407	4.25%
Mortgage-backed securities - commercial	-	-%	-	-%	$81	1.60%	1,644	0.66%	1,725	0.70%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	555	4.50%	636	4.00%	3	4.50%	$16,686	3.74%	17,880	3.77%
Debt securities	-	-%	-	-%	1,999	3.00%	2,500	4.84%	4,499	4.02%
Private label mortgage-backed securities - residential	-	-%	-	-%	-	-%	1,871	3.61%	1,871	3.61%
Obligations of U.S. states and political subdivisions	-	-%	97	6.00%	-	-%	-	-%	97	6.00%
Total securities held to maturity	$555	4.50%	$733	4.26%	$2,083	2.95%	$41,108	3.91%	$44,479	3.87%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. Historically, we also accepted brokered deposits and did so when attractive rates were available. At September 30, 2010, we had $14.7 million in brokered deposits as compared to $15.9 million at September 30, 2009. The Company is restricted from accepting new brokered deposits or renewing its existing brokered deposits in accordance with the Consent Orders (see Supervision and Regulation- General).

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2010, $188.0 million, or 43.9% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2010			2009			2008
Deposit Types:	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand accounts	$37,298	8.72%	0.00%	$35,221	7.85%	0.00%	$24,699	6.58%	0.00%
Savings accounts	61,867	14.46%	0.83%	57,864	12.90%	1.08%	34,081	9.07%	0.76%
NOW accounts	51,473	12.03%	1.11%	49,456	11.03%	1.16%	36,163	9.63%	0.95%
Money market accounts	89,279	20.86%	0.91%	85,535	19.07%	1.07%	73,775	19.64%	2.41%
Certificates of deposit	156,528	36.58%	1.85%	187,289	41.76%	2.45%	177,279	47.20%	3.45%
Retirement accounts	31,487	7.36%	3.02%	33,152	7.39%	3.37%	29,563	7.87%	3.81%

Total deposits	$427,932	100.00%	1.34%	$448,517	100.00%	1.74%	$375,560	100.00%	2.56%

As of September 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $81.8 million. The following table sets forth the maturity of these certificates as of September 30, 2010 (in thousands):

Three months or less	$17,090
Over three months through six months	10,469
Over six months through one year	12,276
Over one year to three years	38,230
Over three years	3,777

Total	$81,842

At September 30, 2010, $97.5 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2010	2009	2008
	(Dollars in thousands)

Beginning balance	$413,296	$350,861	$347,263
Net deposits (withdrawals) before interest credited	(28,766)	53,727	(6,935)
Interest credited	6,104	8,708	10,533

Ending balance	$390,634	$413,296	$350,861

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase with CitiGroup Global Markets Inc.

As of September 30, 2010, we had long-term advances from the Federal Home Loan Bank in the amount of $45.8 million. In addition, our repurchase agreements totaled $15.0 million at September 30, 2010. These aggregate borrowings represent 12.3% of total liabilities and had a weighted average rate of 4.00% at September 30, 2010. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2010, we had an aggregate borrowing capacity of $94.5 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2010 mature as follows (in thousands):

Year Ending September 30,
2011	$10,853
2012	2,813
2013	9,143
2014	8,700
2015	5,000
Thereafter	9,260
$45,769

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2010	2009
	(Dollars in thousands)

Balance at end of year	$-	$-
Weighted average interest rate at the end of year	N/A	N/A
Weighted average balance during the year	$700	$12,541
Maximum month-end balance during the year	$8,150	$42,350
Average interest rate during the year	0.37%	0.70%

The outstanding securities sold under agreements to repurchase totaled $15.0 million at September 30, 2010. $10.0 million are callable by the issuer, CitiGroup Global Markets Inc., quarterly beginning July 31, 2010 and mature July 31, 2012. The interest rate is 4.92% as long as the 3 month LIBOR remains below 5.50%. Should the 3 month LIBOR increase above 5.50% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.50% for the next quarter, assuming the counter-party does not exercise its call option. $5.0 million are callable by the issuer quarterly beginning December 3, 2010 and mature December 3, 2014. The interest rate is 3.83% as long as the 3 month LIBOR remains below 5.12%. Should the 3 month LIBOR increase above 5.12% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.12% for the next quarter, assuming the counter-party does not exercise its call option.

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

Personnel

At September 30, 2010, we employed 87 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Method of Accounting. For federal income tax purposes, Magyar Bancorp, Inc. reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its federal and state income tax returns.

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

At September 30, 2010, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Generally, AMT net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Magyar Bancorp, Inc. and Magyar Bank have been subject to the AMT in prior periods but have subsequently used most of these credits against regular tax liabilities.

Net Operating Loss Carryovers. At September 30, 2010, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2010, the Company had approximately $4.4 million of federal and $9.1 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The federal net operating loss carry forwards will begin to expire in 2028, while the state net operating losses will begin to expire by 2015, if not used. Based on projections of future taxable income, the company expects to be able to utilize all net operating loss carry forwards.

On November 6, 2009, President Obama signed into law a bill that expanded the net operating loss carry back tax rules, allowing companies to carry back 2008 or 2009 losses to reduce taxable income for the past five years and obtain a refund of taxes already paid. A refund for the fifth year was subject to a 50 percent cap.

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

On April 22, 2010, Magyar Bank entered into agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which required the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance of consent orders (the “Consent Orders”) against the Bank relating to certain findings from an examination of the Bank that occurred in 2009. Copies of the Consent Orders were attached as exhibits to a Current Report on Form 8-K, which was filed with the SEC on April 23, 2010 and which is incorporated by reference into this Annual Report on Form 10-K. In entering into the stipulation and consenting to entry of the Consent Orders, the Bank did not concede the findings or admit to any of the assertions therein. The Consent Orders impose no fines or penalties upon the Bank.

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

New Federal Legislation

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act provides that the Office of Thrift Supervision, which is the current primary federal regulator for federal thrifts, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. In addition, the Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.

The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Magyar Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

The Federal Deposit Insurance Corporation regulations also require that banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 200%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item.

The federal banking agencies, including the Federal Deposit Insurance Corporation, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy.  Institutions with significant interest rate risk may be required to hold additional capital.

         Among the corrective actions required in the Consent Orders were for the Bank to develop, within 30 days of the April 22, 2010 effective date of the Consent Orders, a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. For purposes of the Consent Orders, Tier 1 capital, qualifying total capital, total assets, and risk-weighted assets shall be calculated in accordance with Part 325 of the FDIC Rules and Regulations, 12 C.F.R Part 325.

A capital plan was submitted on a timely basis to the Federal Deposit Insurance Corporation and New Jersey Department of Banking of Insurance detailing the manner and timing in which the Bank will achieve the capital ratios. As of September 30, 2010, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 7.80% and the total qualifying capital as a percentage of risk-weighted assets was 12.59%. Both capital ratios exceeded the ratios in the submitted capital plan at September 30, 2010.

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

•
its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the Federal Deposit Insurance Corporation to meet a specific capital level; and is not subject to any written agreement, order, or capital directive issued by the Federal Deposit Insurance Corporation to meet and maintain a specific capital level.

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

As of September 30, 2010, Magyar Bank was in compliance with these requirements.

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

Deposit Insurance. Magyar Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Magyar Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation has adopted a temporary Transaction Account Guarantee (TAG) Program that provides unlimited insurance coverage for all non-interest bearing transaction accounts, including NOW accounts and IOLTA accounts.  This temporary Transaction Account Guarantee Program is schedule to expire on December 31, 2010.  In connection with the passage of the Dodd-Frank Act, the Federal Deposit Insurance Corporation has adopted a new rule that provides full insurance coverage for all non-interest bearing transaction accounts, except NOW accounts and IOLTA accounts.  The new rule becomes effective December 31, 2010 for a two-year period.  As a result of this new rule, the Federal Deposit Insurance Corporation has decided not to extend the coverage its Transaction Account Guarantee Program.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $1.3 million for the year ended September 30, 2010 and $1.1 million for the year ended September 30, 2009.

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating.  The assessment rates can range between seven and 77.5 basis points for every $100 of assessable deposits. Additionally, Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits.

In November 2010, the FDIC Board issued a proposed rule that would change the assessment base, beginning with the second quarter of 2011, from adjusted domestic deposits to a bank’s average consolidated total assets minus average Tier 1 capital, as required by the Dodd-Frank Act. The FDIC proposal also would lower assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The proposal would eliminate the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these will be part of the new assessment base. The proposal also would create a new depository institution debt adjustment (DIDA) that increases the assessment rate of an institution that holds long-term unsecured debt issued by another insured depository institution. The proposal also would change the amount of, and cap on, the unsecured debt adjustment to the assessment base; eliminate Tier 1 capital from the definition of unsecured debt; and tweak the formula for the current brokered deposits adjustment.

Transactions with Affiliates of Magyar Bank.  Magyar Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Magyar Bancorp, Inc. and Magyar Bancorp, MHC.  In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral of specific types and in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association.  In addition, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Magyar Bank is in compliance with these requirements.

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. We received an “outstanding” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the Federal Deposit Insurance Corporation in 2010.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain non-interest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2010, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, Magyar Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Magyar Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.
Section 404(b) requires independent auditors to report on management’s assessment of internal controls over financial reporting.  The 2010 Dodd-Frank Act provided an exemption on compliance with Sarbanes-Oxley Act (SOX) Section 404(b) for companies with less than $75 million in market capitalization. The inclusion of the exemption in the final reform legislation permanently exempted the auditor attestation requirement and significantly reduced the anticipated compliance burdens of smaller reporting companies.  Disclosure of management attestations on internal control over financial reporting will continue to be required for smaller reporting companies.

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the Federal Deposit Insurance Corporation for Magyar Bank. As of September 30, 2010, Magyar Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2010, the fair value of our total securities portfolio was $59.6 million. The unrealized net gain on securities totaled $731,000 on a pre-tax basis at September 30, 2010.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2010, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience an $301,000, or 1.9%, decrease in net interest income in the first year following the change in interest rates, and a $201,000, or 1.3%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2010, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience a $256,000, or 1.7%, decrease in net interest income in the first year following the change in interest rates, and a $412,000, or 2.7%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2010, our available-for-sale securities portfolio totaled $14.2 million, which included $13.2 million of mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2010, our portfolio of commercial business and commercial real estate loans totaled $149.9 million, or 36.7% of our total loans, compared to $143.1 million or 32.2% of our total loans at September 30, 2009 and $128.8 million or 31.4% of our total loans at September 30, 2008. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2010, our non-performing loans decreased to $27.4 million from $33.5 million at September 30, 2009, but have increased from $20.1 million at September 30, 2008. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

Virtually all of our real estate loans are secured by real estate in New Jersey. At September 30, 2010, loans secured by real estate, including home equity loans and lines of credit, represented 88.5% of our total loans. Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions, which may negatively impact our loan portfolio. Total troubled debt restructuring and total non-performing assets increased from $39.5 million at September 30, 2009 to $43.7 million at September 30, 2010. Troubled debt restructuring and total non-performing assets as a percentage of total assets increased to 8.12% at September 30, 2010 as compared to 6.99% at September 30, 2009. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

Our FDIC Premium Could Be Substantially Higher In The Future, Which Would Have An Adverse Effect On Our Future Earnings.

Our FDIC insurance assessment was $1.3 million for fiscal year 2010 compared to $1.1 million for fiscal year 2009. Our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC for such periods and the composite rating assigned to the Bank by the FDIC. Any increases in our FDIC premium rates will reduce future earnings.

Our Profits Have Declined over the Past Three Years, and May Not Improve in the Foreseeable Future.

Over the past three years, in addition to losses related to higher non-performing loans, our earnings have declined as a direct result of our branch expansion, the relocation of our headquarters office, and the addition of experienced senior lending and administrative personnel.  We plan to add additional new branches. It is possible that our business plan will not succeed, or that our new branches, when added, will not become profitable or will take longer than expected to achieve profitability. Accordingly, we may not experience any improvement in our net income in the near future as a result of these efforts.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 1.2% of total loans and 17.4% of total non-performing loans at September 30, 2010. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2010.

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

We Operate In A Highly Regulated Environment And May Be Adversely Affected By Changes In Laws And Regulations.

Magyar Bank is subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, its chartering authority, and by the Federal Deposit Insurance Corporation, which insures Magyar Bank’s deposits.  As a bank holding company, Magyar Bancorp, Inc. is subject to regulation and supervision by the Federal Reserve Board.  Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Magyar Bank and Magyar Bancorp, Inc.

Magyar Bank’s operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on operations.  These laws, rules and regulations are frequently changed by legislative and regulatory authorities.  There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

We are Subject to Consent Orders, which Place Limits on our Operations, Increase our Compliance Expense and Could Result in Penalties or Further Restrictions if We Fail to Comply with Their Terms.

On April 22, 2010, Magyar Bank entered into agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance that require Magyar Bank to take certain measures to improve its safety and soundness. In connection with these agreements, Magyar Bank stipulated to the issuance by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance of Consent Orders against Magyar Bank relating to findings from an examination of Magyar Bank that occurred in 2009. While the Consent Orders imposed no fines or penalties upon Magyar Bank, the Consent Orders require corrective actions, including that Magyar Bank develop a written capital plan to achieve Tier 1 capital as a percentage of total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%, levels of capital greater than those required for a New Jersey savings bank to be classified as well-capitalized.  Under the Consent Orders, Magyar Bank also agreed, among other things; to develop and implement a plan to reduce the bank's delinquent and non-accrual loans and risk exposure in certain classified assets; to develop and implement a plan to reduce commercial real estate loan concentrations and the bank's concentration of bank-owned life insurance; to make certain revisions to the bank's loan policies and procedures and methodology for determining the allowance for loan and lease losses; to develop and implement a strategic plan, a profit plan and a liquidity and funds management plan that conform to specified requirements in the Consent Orders; and to correct and prevent all unsafe or unsound banking practices, violations of law and regulations and policies discussed in the examination report. The Consent Orders restrict Magyar Bank from declaring or paying cash dividends, soliciting, accepting or renewing brokered deposits, and extending additional credit to certain types of borrowers.

Because the Consent Orders place limitations and restrictions on our operations, including our lending and borrowing operations, the Consent Orders could adversely affect our ability to implement our business plans, including potential profitable growth strategies that we might otherwise pursue, which may adversely affect our financial performance. For example, our capital plan required by the Consent Orders states that the higher capital ratios will be achieved by September 30, 2011.  The higher capital ratios may reduce our origination of loans, including attractive loans that we would otherwise make. Further, the Consent Orders require us to reduce our concentrations of commercial real estate loans, even potentially profitable ones. In addition, the Consent Orders require us to reduce classified, delinquent and nonaccrual loans within specified time frames. These time frames could result in our inability to maximize the price that we might otherwise receive for the sale of the underlying collateral. Finally, the Consent Orders’ restriction on brokered deposits may affect our ability to have sufficient liquid assets for our operations or require us to pay higher rates on retail deposits to replace our use of brokered deposits.

To comply with the Consent Orders, Magyar Bank has incurred and expects to continue to incur significant consulting and legal fees.  Notwithstanding these fees, there can be no assurance that we will achieve full compliance with the requirements of the Consent Orders, nor can we estimate when the Consent Orders will be lifted. If we fail to comply with the provisions of the Consent Orders, we could be subject to additional restrictions or penalties, including civil money penalties on us and our directors and officers, and the removal of directors and officers from their positions with Magyar Bancorp, Inc. and Magyar Bank.

Government Responses to Economic Conditions May Adversely Affect Our Operations, Financial Condition and Earnings.

New financial reform legislation has been enacted by Congress that will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help stabilize the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our five banking offices as of September 30, 2010:
		Original Year	Year of
Location	Leased or Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	-
New Brunswick, New Jersey

Full - Service Branches:
582 Milltown Road	Leased	2002	2012
North Brunswick, New Jersey

3050 Highway No. 27	Owned	1969	-
South Brunswick, New Jersey

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey

89 French Street	Leased	2006	2011
New Brunswick, New Jersey

475 North Bridge Street	Leased	2010	2025
Bridgewater, New Jersey

The net book value of our premises, land and equipment was approximately $20.1 million at September 30, 2010.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)           Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2010, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.03% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2010 was 588. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2010	High	Low	Price	Declared

Quarter ended September 30, 2010	$5.36	$3.01	$3.55	$-
Quarter ended June 30, 2010	5.29	3.09	3.74	-
Quarter ended March 31, 2010	4.50	3.08	4.01	-
Quarter ended December 31, 2009	4.75	2.91	4.00	-

Fiscal Year Ended			Closing	Dividends
September 30, 2009	High	Low	Price	Declared

Quarter ended September 30, 2009	$6.01	$3.75	$4.10	$-
Quarter ended June 30, 2009	7.50	4.50	5.18	-
Quarter ended March 31, 2009	7.05	2.65	4.50	-
Quarter ended December 31, 2008	10.80	4.25	5.94	-

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

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price(1)	Number of securities remaining available for issuance under plan

Stock options	188,276	$14.61	84,053
Shares of restricted stock	-	-	6,252
Total	188,276	$14.61	90,305
_____________
(1) Reflects weighted average exercise price of stock options only.

(b)	Not applicable.

(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 66,970 shares had been repurchased as of September 30, 2010 at an average price of $9.39.

There were no repurchases of our common stock during the year ended September 30, 2010.

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

On April 22, 2010, the Bank entered into agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which require the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance of consent orders against the Bank (the "Consent Orders") relating to certain findings from a recent examination of the Bank. In entering into the stipulation and consenting to entry of the Consent Orders, the Bank did not concede the findings or admit to any of the assertions therein. The Consent Orders impose no fines or penalties upon the Bank.

Among the corrective actions required were for the Bank to develop, within 30 days of the April 22, 2010 effective date of the Consent Orders, a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. For purposes of the Consent Orders, Tier 1 capital, qualifying total capital, total assets, and risk-weighted assets shall be calculated in accordance with Part 325 of the FDIC Rules and Regulations, 12 C.F.R Part 325. The Bank developed and filed a capital plan on a timely basis with the Federal Deposit Insurance Corporation and the New Jersey Department of

Banking and Insurance. At September 30, 2010, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 7.80%, and total qualifying capital as a percentage of risk-weighted assets was 12.59%.

During the year ended September 30, 2010, we decreased net loans $35.1 million, or 8.0%, primarily due to a $36.1 million, or 38.8%, decrease in construction loans. The contraction in the construction loan portfolio was due to the decision to cease originations of new construction loans in 2008 based on the adverse economic environment and its impact on this type of lending. Existing commitments to fund construction projects declined during fiscal year 2009, leading to significant repayments during fiscal year 2010. Due to the difficult economic environment and the need to increase capital ratios, the repayments of these loans were used to shrink the Bank’s balance sheet by reducing higher-cost borrowings and deposits.

Borrowing decreased $9.4 million, or 13.3%, and deposits decreased $20.6 million, or 4.6%, during the year ended September 30, 2010. Balances of certificates of deposit (including individual retirement accounts) declined $32.4 million, or 14.7%, reflecting the Bank’s continued strategy of shifting funding sources from higher cost certificates of deposit and borrowings to lower cost checking and savings accounts, which increased $4.1 million, or 4.8%, and $4.0 million, or 6.9%, respectively, during the year. The shift in funding helped contribute to a 38 basis point increase in the Company’s net interest margin from 2.82% for the year ended September 30, 2009 to 3.20% for the year ended September 30, 2010.  We attribute this growth to the expansion of our commercial relationships, which tend to hold larger deposit balances, successful business development efforts by our retail branch managers, and the continued growth of the Bank’s two newest branch facilities.

We reported net income of $3.9 million for the year ended September 30, 2010. Net income increased $10.1 million for the year ended September 30, 2010 compared with the year ended September 30, 2009, attributable to a $1.7 million increase in net interest and dividend income, a $5.5 million decrease in provisions for loan losses and a $3.7 million income tax benefit recorded during the current year period.

Loan loss provisions were decreased to $2.7 million during the year ended September 30, 2010 compared with $8.2 million for the year ended September 30, 2009 due to lower levels of loan charge-offs and non-performing loans during the current period.

Throughout 2011, we expect to continue with our strategy of diversifying our balance sheet with higher concentrations in commercial real estate and commercial business loans.

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

Comparison of Financial Condition at September 30, 2010 and September 30, 2009

Total Assets. Total assets decreased $27.3 million, or 4.8%, to $537.9 million at September 30, 2010 from $565.2 million at September 30, 2009, due to reductions of loans receivable and investment securities, partially offset by an increase in cash and cash equivalents.

Loans Receivable. Net loans receivable decreased $35.1 million, or 8.0%, to $403.9 million at September 30, 2010 from $439.0 million at September 30, 2009. During the year ended September 30, 2010, construction loans decreased $36.1 million, or 38.8%, to $57.1 million at September 30, 2010 from $93.2 million at September 30, 2009. In addition, one-to four-family residential mortgage loans and commercial business loans decreased $7.0 million, or 4.0%, and $3.7 million, or 9.9%, to $165.5 million and $33.7 million, respectively. Commercial real estate loans increased $10.5 million, or 9.9%, to $116.2 million at September 30, 2010 from $105.8 million at September 30, 2009.

At September 30, 2010, the significant loan categories in terms of the percent of total loans were 40.5% in one-to four-family residential mortgage loans, 28.4% in commercial real estate loans and 14.0% in construction loans. The remaining total loans were comprised of 8.2% of commercial business, 5.6% of home equity lines of credit and 3.3% of other loans, which consisted primarily of stock-secured consumer loans.

Total non-performing loans and troubled debt restructurings decreased by $2.9 million to $31.0 million at September 30, 2010 from $33.9 million at September 30, 2009. Non-performing loans consisted of 33 non-accrual loans totaling $27.4 million and troubled debt restructurings consisted of seven loans totaling $3.6 million. Non-accrual loans consisted of fourteen construction loan relationships totaling $14.0 million, seven commercial real estate loans totaling $8.2 million, four mortgage loans secured by one-to-four family residential properties totaling $2.4 million, five commercial business loan totaling $1.5 million and three home equity lines of credit totaling $1.3 million. Troubled debt restructuring loans consisted of three commercial real estate loans totaling $2.8 million, three mortgage loans secured by one-to-four family residential properties totaling $705,000, and one commercial business loan totaling $74,000. The troubled debt restructuring loans were performing in accordance with their restructured terms at September 30, 2010.

Adverse economic conditions have led to high levels of non-performing loans, particularly in the Company’s construction loan portfolio. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by significant deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing construction loans decreased $5.5 million to $14.0 million at September 30, 2010 from $19.5 million at September 30, 2009. The real estate securing these loans ranged from vacant and partially completed residential lots to a substantially completed condominium projects in various locations in the State of New Jersey. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans including foreclosure of collateral and pursuit of personal guarantors on the loans. During the year ended September 30, 2010, Magyar Bank charged off $3.1 million in non-performing construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized. At September 30, 2010, there were four performing construction loans with interest reserves representing outstanding balances of $13.7 million, original interest reserves of $1.1 million, advanced interest reserves of $644,000, and remaining interest reserve balances of $411,000. At September 30, 2009, there were six performing construction loans with interest reserves representing outstanding balances of $17.3 million, original interest reserves of $1.6 million, advanced interest reserves of $454,000, and remaining interest reserve balances of $1.1 million.

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

A number of the Bank’s construction loans have been extended due to slower sales as a result of worsening economic conditions. In cases where updated appraisals reflect collateral values insufficient to cover the loan, additional collateral and/or a principal reduction is required to extend the loan. Some of the Bank’s loans that originally had interest reserves are non-performing. The Bank does not currently have any non-performing loans with active interest reserves. Once a loan is deemed impaired, any interest reserve is frozen and the loan is placed on non-accrual so that no future interest income is recorded on these loans. The Bank ceased originating new non-owner occupied construction loans in October 2008.

Non-performing commercial real estate loans increased $789,000 to $8.2 million at September 30, 2010 from $7.4 million at September 30, 2009. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2010. During the year ended September 30, 2010, Magyar Bank had charged off $321,000 in non-performing commercial real estate loan balances through a reduction of its allowance for loan loss. There were restructurings of three troubled commercial real estate loans totaling $2.8 million during the year ended September 30, 2010 that were performing at their restructured terms at September 30, 2010. Two of the three restructurings totaling $2.4 million were non-performing loans at September 30, 2009.

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit decreased $1.9 million to $3.8 million at September 30, 2010 from $5.7 million at September 30, 2009. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2010. During the year ended September 30, 2010, Magyar Bank had charged off $154,000 in non-performing loans secured by one-to four-family residential properties including home equity line of credit loans through a reduction of its allowance for loan loss. There was a restructuring of one troubled loan secured by a one-to four-family residential property totaling $247,000 during the year ended September 30, 2010 that was performing at its restructured terms at September 30, 2010. Troubled debt restructurings increased from two loans totaling $458,000 at September 30, 2009 to three loans totaling $705,000 at September 30, 2010.

Non-performing commercial business loans increased $586,000 to $1.5 million at September 30, 2010 from $879,000 at September 30, 2009. Of the five non-performing loans, two loans totaling $1.1 million were secured by real estate collateral as an abundance of caution while three loans totaling $292,000 were not secured by real estate. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. During the year ended September 30, 2010, Magyar Bank had charged off $196,000 in non-performing commercial business loans through a reduction of its allowance for loan loss. There was a restructuring of one troubled commercial business loan totaling $74,000 during the year ended September 30, 2010 that was performing at its restructured terms at September 30, 2010.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable was unchanged at 7.6% at September 30, 2010 and September 30, 2009. However, the ratio of non-accrual loans to total loans receivable decreased to 6.7% at September 30, 2010 from 7.5% at September 30, 2009. The allowance for loan losses decreased $1.0 million to $4.8 million or 15.4% of non-performing loans at September 30, 2010 compared with $5.8 million or 17.3% of non-performing loans at September 30, 2009. Provisions for loan loss during the year ended September 30, 2010 were $2.7 million while net charge-offs were $3.8 million. The allowance for loan losses was 1.2% of gross loans outstanding at September 30, 2010 and 1.3% of gross loans outstanding at September 30, 2009.

Investment Securities. Investment securities decreased $15.3 million, or 20.8%, to $58.7 million at September 30, 2010 from $74.0 million at September 30, 2009.

Securities available-for-sale decreased $3.9 million, or 21.5%, to $14.2 million at September 30, 2010 from $18.1 million at September 30, 2009. The decrease was the result of $14.8 million in security sales and $2.2 million in principal amortization, partially offset by $13.0 million in purchases of mortgage-backed securities and U.S. government-sponsored enterprise obligations. In addition, the unrealized loss on the available-for-sale portfolio increased $103,000 to $187,000 at September 30, 2010 compared with the prior year period.

Securities held-to-maturity decreased $11.5 million, or 20.5%, to $44.5 million at September 30, 2010 from $56.0 million at September 30, 2009, resulting from $21.7 million in principal amortization and $4.0 million in sales, partially offset by $14.4 million in purchases of mortgage-backed securities and U.S. government-sponsored enterprise obligations. The Company sold its only corporate security, a $4.0 million bond, from the held-to-maturity portfolio. The issuer of the bond was downgraded by a major credit rating agency, which was considered evidence of a significant deterioration in the issuer’s creditworthiness. The bond was sold for a gain of $270,000. Management does not believe the sale of the bond affects its intent or ability to hold the remaining investment securities in the held to maturity portfolio until their maturity.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank decreased $1.7 million, or 15.4%, to $9.3 million at September 30, 2010 from $11.0 million at September 30, 2009. The decrease in bank-owned life insurance was due to the surrender of one $2.1 million policy, partially offset by an increase in the cash surrender value of policies totaling $421,000.

Other Real Estate Owned. Other real estate owned increased $7.1 million to $12.7 million at September 30, 2010 from $5.6 million at September 30, 2009.

The Company was able to successfully dispose of four properties with an aggregate carrying value of $3.5 million at September 30, 2009 during the year ended September 30, 2010 for a net profit of $61,000 and the Company was able to secure the title for 26 other properties totaling $10.0 million which will help to facilitate the sales process. Other real estate owned at September 30, 2010 consisted of five residential properties, two substantially completed condominium projects, four partially completed residential properties, and eighteen real estate lots approved for residential homes. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Other Assets. Other assets increased $5.8 million, or 342%, to $7.5 million at September 30, 2010 from $1.7 million at September 30, 2009. The increase was due to a $3.5 million increase in the Company’s deferred tax asset and the prepayment of three years’ FDIC insurance assessments during the year ended September 30, 2010. The FDIC opted to collect future payments from all insured institutions in order to replenish the Deposit Insurance Fund. The Company’s prepayment totaled $3.6 million of which $2.6 million was recorded as a prepaid asset at September 30, 2010.

Deposits. Total deposits decreased $20.6 million, or 4.6%, to $427.9 million at September 30, 2010 from $448.5 million at September 30, 2009.

The Company’s deposit strategy during the year ended September 30, 2010 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to replace higher-cost, single service time deposit account holders with lower-cost, higher checking account balances.

The contraction in deposits during the twelve months ended September 30, 2010 occurred in certificates of deposit (including individual retirement accounts), which decreased $32.4 million, or 14.7%. Partially offsetting the decrease were a $4.1 million, or 4.8%, increase in checking accounts, a $4.0 million, or 6.9%, increase in savings accounts, and a $3.7 million, or 4.4%, increase in money market accounts. Deposits accounted for 79.5% of assets and 106.0% of net loans at September 30, 2010.

At September 30, 2010, the Company held $2.9 million in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit and $14.7 million in brokered certificates of deposit.  At September 30, 2009, the Company held $12.0 million in CDARS Reciprocal certificates of deposit and $15.9 million in brokered certificates of deposit.

Borrowed Funds. Borrowings from the FHLB decreased $9.3 million, or 17.0% to $45.8 million at September 30, 2010 from $55.1 million at September 30, 2009. Securities sold under agreements to repurchase remained unchanged at $15.0 million. Proceeds from loan repayments were used to repay Federal Home Loan Bank of New York advances.

Borrowings and securities sold under agreements to repurchase decreased to 11.3% of assets at September 30, 2010 from 12.4% at September 30, 2009.

Stockholders’ Equity. Stockholders’ equity increased $4.2 million, or 10.4%, to $44.2 million at September 30, 2010 from $40.0 million at September 30, 2009.

The increase in stockholders’ equity was attributable to net income totaling $3.9 million from operations and an increase in stockholders’ equity of $407,000 related to the accounting of the Company’s equity incentive plan and Employee Stock Ownership Plan for the year ended September 30, 2010. Accumulated other comprehensive loss increased $199,000 during the period to $532,000 at September 30, 2010.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. During the year ended September 30, 2010, the Company did not repurchase shares of its common stock. Under the current stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase at September 30, 2010.

Comparison of Operating Results for the Years Ended September 30, 2010 and 2009

Net Income (Loss). The Company’s net income increased $10.0 million to $3.9 million for the year ended September 30, 2010 from a net loss of $6.1 million for the year ended September 30, 2009.

Net Interest and Dividend Income. Net interest and dividend income increased $1.7 million, or 11.8%, to $15.8 million during the year ended September 30, 2010 from $14.1 million during the year ended September 30, 2009. Interest and dividend income decreased $1.2 million, or 4.6%, to $25.1 million for the year ended September 30, 2010 from $26.3 million for the year ended September 30, 2009 while interest expense decreased $2.9 million, or 23.6%, to $9.3 million for the year ended September 30, 2010 from $12.2 million for the year ended September 30, 2009

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Year Ended September 30,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$2,598	$8	0.30%	$3,398	$3	0.09%	$403	$9	2.12%
Loans receivable, net	424,554	22,521	5.30%	428,428	23,145	5.40%	396,343	25,890	6.51%
Securities
Taxable	64,439	2,431	3.77%	65,962	3,037	4.60%	50,979	2,534	4.96%
Tax-exempt (1)	105	6	5.94%	1,174	48	4.09%	3,362	198	5.87%
FHLB of NY stock	3,083	159	5.16%	3,702	105	2.84%	3,550	256	7.19%
Total interest-earning assets	494,779	25,125	5.08%	502,664	26,338	5.24%	454,637	28,887	6.34%
Noninterest-earning assets	54,192			44,721			45,423
Total assets	$548,971			$547,385			$500,060

Interest-bearing liabilities:
Savings accounts (2)	$61,639	$599	0.97%	$47,682	$532	1.11%	$34,440	$272	0.79%
NOW accounts (3)	134,667	1,384	1.03%	114,541	1,583	1.38%	113,124	2,757	2.43%
Time deposits (4)	201,124	4,600	2.29%	224,038	7,045	3.14%	192,928	8,085	4.18%
Total interest-bearing deposits	397,430	6,583	1.66%	386,261	9,160	2.37%	340,492	11,114	3.26%
Borrowings	67,800	2,728	4.02%	83,201	3,028	3.64%	80,617	3,178	3.93%
Total interest-bearing liabilities	465,230	9,311	2.00%	469,462	12,188	2.60%	421,109	14,292	3.38%
Noninterest-bearing liabilities	39,768			37,836			32,737
Total liabilities	504,998			507,298			453,846
Retained earnings	43,973			40,087			46,214
Total liabilities and retained earnings	$548,971			$547,385			$500,060

Tax-equivalent basis adjustment		-			-			(67)
Net interest income		$15,814			$14,150			$14,528
Interest rate spread			3.08%			2.64%			2.96%
Net interest-earning assets	$29,549			$33,202			$33,528
Net interest margin (5)			3.20%			2.82%			3.19%
Average interest-earning assets to average interest-bearing liabilities	106.35%			107.07%			107.96%
_______________________________
(1)	Calculated using 34% tax rate for all periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as net interest income divided by average total interest-earning assets.

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

	September 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	(1)	$6	$5	$9	$(15)	$(6)
Loans	(205)	(419)	(624)	1,949	(4,694)	(2,745)
Securities
Taxable	(69)	(537)	(606)	698	(195)	503
Tax-exempt (1)	(57)	15	(42)	(103)	(47)	(150)
FHLB of NY stock	(20)	74	54	10	(161)	(151)
Total interest-earning assets	(351)	$(862)	(1,213)	2,563	(5,112)	(2,549)

Interest-bearing liabilities:
Savings accounts (2)	140	(73)	67	34	(1,208)	(1,174)
NOW accounts (3)	247	(446)	(199)	127	133	260
Time deposits (4)	(670)	(1,775)	(2,445)	1,169	(2,209)	(1,040)
Total interest-bearing deposits	(284)	(2,293)	(2,577)	1,330	(3,284)	(1,954)
Borrowings	(596)	296	(300)	96	(246)	(150)
Total interest-bearing liabilities	(880)	(1,997)	(2,877)	1,426	(3,530)	(2,104)

Increase (decrease) in tax equivalent
net interest income	528	$1,136	1,664	$1,137	$(1,582)	(445)
Change in tax-equivalent basis adjustment			-			67

Increase (decrease) in net interest income			$1,664			$(378)

(1)	Calculated using 34% tax rate for periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income decreased $1.2 million, or 4.6%, to $25.1 million for the year ended September 30, 2010 from $26.3 million for the year ended September 30, 2009. The decrease was attributable to lower yields on interest-bearing assets, which decreased 16 basis points to 5.08%, and lower balances of such assets, which decreased $7.9 million, or 1.6%, to $494.8 million for the year ended September 30, 2010.

Interest income on loans decreased $624,000, or 2.7%, to $22.5 million for the year ended September 30, 2010 from $23.1 million for the prior year. The decrease was attributable to a decrease of $3.9 million, or 0.9%, in the average balance of loans as well as a 10 basis point decrease in the average yield on such loans to 5.30% from 5.40%. The decline in yield on loans reflected the lower interest rate environment for loans during the year ended September 30, 2010 compared with the year ended September 30, 2009.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased $648,000, or 21.0%, to $2.4 million for the year ended September 30, 2010 from $3.1 million for the prior year. The decrease was due to a $2.6 million, or 3.9%, decrease in the average balance of such securities to $64.5 million from $67.1 million for the prior year as well as an 82 basis point decrease in the average yield on securities to 3.77% from 4.59% for the prior year period. The decline in yield on investment securities reflected the lower interest rate environment during the year ended September 30, 2010 compared with the year ended September 30, 2009.

Interest Expense.  Interest expense decreased $2.9 million, or 23.6%, to $9.3 million for the year ended September 30, 2010 from $12.2 million for the year ended September 30, 2009. The average balance of interest-bearing liabilities decreased $4.2 million between the two periods while the cost of such liabilities fell 60 basis points to 2.00% for the year ended September 30, 2010.

The average balance of interest-bearing deposits increased $11.1 million to $397.4 million for the year ended September 30, 2010 from $386.3 million for the prior year while the average cost of such deposits decreased 71 basis points to 1.66% from 2.37%. This resulted in a $2.6 million, or 28.1%, decrease in interest paid on deposits to $6.6 million for the year ended September 30, 2010 from $9.2 million for the year ended September 30, 2009.

Interest paid on advances and securities sold under agreements to repurchase decreased $300,000 to $2.7 million for the year ended September 30, 2010 from $3.0 million for the year ended September 30, 2009. An increase in the average cost of borrowings of 38 basis points to 4.02% for the year ended September 30, 2010 from 3.64% for the year ended September 30, 2009 was more than offset by a decrease in the average balance of advances and securities sold under agreements to repurchase of $15.4 million to $67.8 million for the year ended September 30, 2010 from $83.2 million for the year ended September 30, 2009.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $2.7 million for the year ended September 30, 2010 compared with an $8.2 million provision for the prior year.

Provisions for loan loss decreased $5.5 million due to lower levels of loan charge-offs during the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009, lower levels of construction loans and lower levels of non-performing loans.

There were net charge-offs of $3.8 million for the year ended September 30, 2010 compared to net charge-offs of $6.9 million for the year ended September 30, 2009. The lower level of loan charge-offs resulted from fewer impaired loans at September 30, 2010, in comparison with September 30, 2009, and lower charge-offs of previously impaired loans in comparison to the prior year period.

Non-performing and restructured loans decreased $2.9 million, or 8.6%, to $31.0 million at September 30, 2010 from $33.9 million at September 30, 2009. Excluding troubled debt restructurings, non-accrual loans decreased $6.1 million, or 18.1%. The allowance for loan losses decreased $1.0 million to $4.8 million, or 1.2% of gross loans outstanding at September 30, 2010, from $5.8 million, or 1.3% of gross loans outstanding at September 30, 2009. The decline in the allowance for loan loss was primarily due to a $36.1 million, or 38.8%, decrease in the construction loan portfolio during the year ended September 30, 2010.

Other Income. Non-interest income decreased $789,000, or 25.6%, to $2.3 million during the year ended September 30, 2010 compared to $3.1 million for the year ended September 30, 2009. The decrease in non-interest income for the year was attributable to lower gains on the sales of assets, which were $828,000 for the year ended September 30, 2010 compared with $1.7 million for the year ended September 30, 2009.

The Company’s gains from the sales of investment securities decreased $1.0 million to $501,000 for the year ended September 30, 2010 from $1.5 million for the year ended September 30, 2009. The gains resulted from sales of mortgage-backed securities, callable bonds and a corporate bond in the current lower interest rate environment. The Company’s gains on the sales of mortgage loans increased $130,000 to $266,000 for the year ended September 30, 2010 from $136,000 for the year ended September 30, 2009. The Company sold fourteen residential mortgage loans, servicing retained, totaling $2.8 million to Freddie Mac during the year ended September 30, 2010. In addition, there were $61,000 in net gains on the sales of real estate owned for the year ended September 30, 2010.

Other Expenses. Other expense increased $92,000, or 0.6%, to $15.2 million for the year ended September 30, 2010 compared to $15.1 million for the year ended September 30, 2009. A decrease in compensation and benefit expenses of $582,000 was partially offset by increases in professional services of $266,000 and FDIC insurance premiums of $200,000.

Employee and benefit expenses decreased $582,000, or 7.2%, to $7.5 million for the year ended September 30, 2010 from $8.1 million for the year ended September 30, 2009. The decrease was the result of reductions in the number of Bank staff, benefits, such as 401(k) matches and Employee Stock Ownership Plan contributions, incentive expenses, and conference and convention expenses. The Company’s former President and Chief Executive Officer resigned in December 2009 and was replaced by the former Chief Operating Officer, which resulted in lower salary and benefit expenses for the remaining nine months of the Company’s fiscal year. The Company entered into a separation agreement with former President and Chief Executive Officer in December 2009 and recorded a severance expense of $852,000. The accrued payment was subsequently reversed during the year ended September 30, 2010 due to regulatory prohibitions of such payments by Banks under a Consent Order.

The FDIC substantially has increased its assessment rate for all insured banks in an effort to increase its Deposit Insurance Fund, (together with a higher assessment rate for the Bank due to the imposition of the Consent Orders) resulting in an increased expense for the Company of $200,000, or 18.8%, to $1.3 million for the twelve months ended September 30, 2010 compared with $1.1 million for the year ended September 30, 2009.

Occupancy expense increased $145,000 or 5.7% to $2.7 million for the year ended September 30, 2010 from $2.5 million for the prior year period. The increase reflected the lease and operation of the Bank’s sixth retail branch location in Bridgewater, New Jersey in June 2010.

Professional fees increased $266,000, or 31.1%, to $1.1 million during the year ended September 30, 2010 from the prior year period. The increase in professional fees was primarily due to higher expenses related to the collection of non-performing loans and the foreclosure of collateral securing non-performing loans.

Other expenses increased $138,000, or 7.8%, to $1.9 million for the year ended September 30, 2010 from $1.8 million for the prior year period. The increase was the result of higher expenses associated with other real estate owned, such as real estate taxes, insurance, and utilities.

Income Tax Expense (Benefit). The Company recorded a tax benefit of $3.7 million for the year ended September 30, 2010 compared with tax expense of $55,000 for the year ended September 30, 2009.

The $3.7 million tax benefit for the year ended September 30, 2010 resulted primarily from a partial reduction in the valuation allowance previously recorded against its deferred tax asset. In assessing the realizability of deferred tax assets, the Company considers the likelihood that part or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers our history of losses, scheduled reversal of tax assets and liabilities, deferred tax planning strategies, if any, and projected future taxable income over the periods in which the deferred tax asset items are deductible. Based on these considerations, the Company reached a "more likely than not" conclusion required under the applicable literature to recognize certain deferred tax assets in our Consolidated Balance Sheet.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the Federal Home Loan Bank of New York, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable rate home equity and short-term and medium-term fixed-rate commercial business loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. Finally, we have purchased interest rate floors and sold securities under agreements to repurchase with embedded derivatives to mitigate the impact of interest rates on our prime-based loans. At September 30, 2010 we held interest rate floors with a notional amount of $5.0 million and securities sold under agreements to repurchase with embedded derivatives in the amount of $15.0 million. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2010, the estimated changes in our net interest income for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in	Estimated Net	Estimated Increase		Estimated Net	Estimated Increase
Interest rates	Interest Income	(Decrease) in NII Year 1		Interest Income	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$15,218	$(301)	-1.94%	$15,352	$(201)	-1.29%
Unchanged	15,519	-	-	15,553	-	-
-100	15,263	(256)	-1.65%	15,141	(412)	-2.65%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2010, our liquidity ratio was 11.1% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $21.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $14.2 million at September 30, 2010. At September 30, 2010, we also had the ability to borrow $94.5 million from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $45.8 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2010, we had $3.8 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $42.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2010 totaled $97.5 million, or 22.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the year ended September 30, 2010, we originated $42.5 million of loans and purchased $27.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $20.6 million for the year ended September 30, 2010 and a net increase in total deposits of $73.0 million for the year ended September 30, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds.  Federal Home Loan Bank advances totaled $45.8 million and $55.1 million at September 30, 2010 and September 30, 2009, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, including a risk-based capital measure as well as Consent Orders that require Magyar Bank to develop a written capital plan that details the manner in which the Bank will achieve Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12% (which exceed the required regulatory capital ratios). A capital plan was submitted on a timely basis to the Federal Deposit Insurance Corporation and New Jersey Department of Banking of Insurance and calls for the Bank to achieve these higher capital ratios by September 30, 2011. As of September 30, 2010, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 7.80% and the total qualifying capital as a percentage of risk-weighted assets was 12.59%. These capital ratios exceeded all required regulatory capital ratios as well as those projected in the submitted capital plan at September 30, 2010. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$10,853	$11,956	$13,700	$9,260	$45,769
Repurchase agreements	-	10,000	5,000	-	15,000
Operating leases	477	676	686	4,819	6,658
Total	$11,330	$22,632	$19,386	$14,079	$67,427

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of September 30, 2010 and 2009	55

Consolidated Statements of Operations for the Years
ended September 30, 2010 and 2009	56

Consolidated Statements of Changes in Stockholders’ Equity for the Years
ended September 30, 2010 and 2009	57

Consolidated Statements of Cash Flows for the Years
ended September 30, 2010 and 2009	58

Notes to Consolidated Financial Statements	59

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. (the “Company”) and subsidiary as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magyar Bancorp, Inc. and subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Clark, New Jersey
December 21, 2010

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,
	2010	2009

Assets
Cash	$1,126	$3,529
Interest earning deposits with banks	19,960	4,392
Total cash and cash equivalents	21,086	7,921

Investment securities - available for sale, at fair value	14,187	18,083
Investment securities - held to maturity, at amortized cost (fair value of $45,398
and $55,997 at September 30, 2010 and 2009, respectively)	44,479	55,951

Federal Home Loan Bank of New York stock, at cost	2,775	3,178
Loans receivable, net of allowance for loan losses of $4,766 and $5,807 at
September 30, 2010 and 2009, respectively	403,886	438,997
Bank owned life insurance	9,306	10,996
Accrued interest receivable	1,950	2,207
Premises and equipment, net	20,142	20,622
Other real estate owned	12,655	5,562
Other assets	7,483	1,690

Total assets	$537,949	$565,207
Liabilities and Stockholders' Equity
Liabilities
Deposits	$427,932	$448,517
Escrowed funds	1,555	1,246
Federal Home Loan Bank of New York advances	45,769	55,127
Securities sold under agreements to repurchase	15,000	15,000
Loans payable	-	-
Accrued interest payable	418	675
Accounts payable and other liabilities	3,098	4,615

Total liabilities	493,772	525,180

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,783,131 and 5,767,434 outstanding at September 30, 2010 and
2009, respectively, at cost	59	59
Additional paid-in capital	26,396	26,329
Treasury stock: 140,611 and 156,308 shares at September 30, 2010 and
2009, respectively, at cost	(1,704)	(1,897)
Unearned Employee Stock Ownership Plan shares	(1,342)	(1,454)
Retained earnings	21,300	17,323
Accumulated other comprehensive loss	(532)	(333)

Total stockholders' equity	44,177	40,027

Total liabilities and stockholders' equity	$537,949	$565,207

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Year
	Ended Septemnb 30,
	2010	2009

Interest and dividend income
Loans, including fees	$22,521	$23,145
Investment securities
Taxable	2,439	3,040
Tax-exempt	6	48
Federal Home Loan Bank of New York stock	159	105

Total interest and dividend income	25,125	26,338

Interest expense
Deposits	6,583	9,160
Borrowings	2,728	3,028

Total interest expense	9,311	12,188

Net interest and dividend income	15,814	14,150

Provision for loan losses	2,729	8,212

Net interest and dividend income after
provision for loan losses	13,085	5,938

Other income
Service charges	979	923
Other operating income	483	490
Gains on sales of loans	266	136
Gains on sales of investment securities	501	1,530
Gains on the sales of other real estate owned	61	-

Total other income	2,290	3,079

Other expenses
Compensation and employee benefits	7,473	8,055
Occupancy expenses	2,671	2,526
Advertising	157	226
Professional fees	1,120	854
Service fees	570	576
FDIC deposit insurance premiums	1,266	1,066
Other expenses	1,917	1,779

Total other expenses	15,174	15,082

Income (loss) before income tax expense (benefit)	201	(6,065)

Income tax expense (benefit)	(3,741)	55

Net income (loss)	$3,942	$(6,120)

Net income (loss) per share-basic and diluted	$0.68	$(1.06)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
Years Ended September  30, 2010 and 2009
(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2008	5,756,141	$59	$26,209	$(2,093)	$(1,551)	$23,398	$(196)	$45,826

Comprehensive loss:	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(6,120)	-	(6,120)
Change in funded status of retirement	-	-	-	-	-	-	-	-
obligations, net of tax benefit of $288	-	-	-	-	-	-	(433)	(433)
Unrealized loss on securities available-	-	-	-	-	-	-	-	-
for-sale, net of tax benefit of $836	-	-	-	-	-	-	1,298	1,298
Reclassification adjustment for gains included	-	-	-	-	-	-	-	-
in net loss, net of tax expense of $611	-	-	-	-	-	-	(919)	(919)
Unrealized loss on derivatives, net of tax	-	-	-	-	-	-	-	-
benefit of $56	-	-	-	-	-	-	(83)	(83)
Total comprehensive loss	-	-	-	-	-	-	-	(6,257)
Purchase of treasury stock	(9,600)	-	-	(62)	-	-	-	(62)
Treasury stock used for restricted stock plan	20,893	-	(303)	258	-	45	-	-
ESOP shares allocated	-	-	(42)	-	97	-	-	55
Stock-based compensation expense	-	-	465	-	-	-	-	465

Balance, September 30, 2009	5,767,434	$59	$26,329	$(1,897)	$(1,454)	$17,323	$(333)	$40,027

Comprehensive income:
Net income	-	-	-	-	-	3,942	-	3,942
Change in funded status of retirement obligations,
net of tax expense of $33	-	-	-	-	-	-	50	50
Unrealized gain on securities available-
for-sale, net of tax of $57	-	-	-	-	-	-	70	70
Reclassification adjustment for gains included
in net loss, net of tax benefit of $93	-	-	-	-	-	-	(138)	(138)
Unrealized loss on derivatives, net of tax
benefit of $120	-	-	-	-	-	-	(181)	(181)
Total comprehensive income	-	-	-	-	-	-	-	3,743

Purchase of treasury stock	-	-	-	-	-	-	-	-
Treasury stock used for restricted stock plan	15,697	-	(228)	193	-	35	-	-
ESOP shares allocated	-	-	(57)	-	112	-	-	55
Stock-based compensation expense	-	-	352	-	-	-	-	352

Balance, September 30, 2010	5,783,131	59	26,396	(1,704)	(1,342)	21,300	(532)	$44,177

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended
	September 30,
	2010	2009

Operating activities
Net income (loss)	$3,942	$(6,120)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	1,137	1,117
Premium amortization on investment securities, net	163	98
Proceeds from the sales of loans	7,830	5,742
Provision for loan losses	2,729	8,212
Gains on sale of loans	(266)	(136)
Gains on sales of investment securities	(501)	(1,530)
Gains on the sales of other real estate owned	(61)	-
Gains on the sale of premises and equipment	-	-
ESOP compensation expense	55	55
Stock-based compensation expense	352	465
Deferred income tax provision (benefit)	(3,468)	-
Decrease (increase) in accrued interest receivable	257	(30)
Increase in surrender value bank owned life insurance	(421)	(449)
Increase in other assets	(2,504)	(415)
Increase (decrease) in accrued interest payable	(257)	15
Increase (decrease) in accounts payable and other liabilities	(1,434)	887
Net cash provided by operating activities	7,553	7,911

Investing activities
Net decrease (increase) in loans receivable	14,814	(48,992)
Purchases of investment securities held to maturity	(14,368)	(50,071)
Purchases of investment securities available for sale	(13,007)	(23,965)
Sales of investment securities held to maturity	4,270	-
Sales of investment securities available for sale	14,796	50,825
Proceeds from calls of investment securities held to maturity	-	-
Proceeds from maturities of investment securities available for sale	-	-
Principal repayments on investment securities held to maturity	21,716	3,691
Principal repayments on investment securities available for sale	2,196	6,467
Redemptions of bank owned life insurance	2,111	-
Purchases of premises and equipment	(657)	(126)
Proceeds from the sale of premises and equipment	-	-
Investment in other real estate owned	(899)	(302)
Proceeds from the sale of other real estate owned	3,871	1,732
Redemption of Federal Home Loan Bank stock	403	689
Net cash provided (used) by investing activities	35,246	(60,052)

Financing activities
Net increase (decrease) in deposits	(20,585)	72,957
Net increase (decrease) in escrowed funds	309	(39)
Proceeds from long-term advances	1,500	7,500
Repayments of long-term advances	(10,858)	(7,757)
Net change in short-term advances	-	(17,550)
Purchase of treasury stock	-	(62)
Net cash (used) provided by financing activities	(29,634)	55,049
Net increase in cash and cash equivalents	13,165	2,908

Cash and cash equivalents, beginning of period	7,921	5,013

Cash and cash equivalents, end of period	$21,086	$7,921

Supplemental disclosures of cash flow information
Cash paid for
Interest	$9,568	$12,173
Income taxes	$4	$52
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$10,004	$2,326

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

NOTE A - ORGANIZATION

On January 23, 2006, Magyar Bank (the Bank) completed a reorganization involving a series of transactions by which our corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered mid-tier stock holding company. Magyar Bancorp, Inc. (the “Company”) owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,582,681, or 43.6%, are held by public stockholders and 140,611, or 2.4%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

Magyar Bank (the “Bank”) is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank’s administrative offices are located in New Brunswick, New Jersey. The Bank has five branch offices which are located in New Brunswick (two including the main branch), North Brunswick, South Brunswick and Branchburg, New Jersey. The Bank’s savings deposits are insured by the FDIC through the Deposit Insurance Fund (DIF); also, the Bank is a member of the Federal Home Loan Bank of New York.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

3. Investment Securities

The Company classifies its investment securities into one of three portfolios: held to maturity, available for sale or trading.  Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“AOCI”) component of stockholders’ equity.

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
September 30, 2010 and 2009

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

4. Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, adjusted for net deferred loan fees and costs, and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for possible loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

Income recognition of interest is discontinued when, in the opinion of management, the collectability of such interest becomes doubtful. A loan is generally classified as non-accrual when the scheduled payment(s) due on the loan is delinquent for more than three months. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable using the effective interest method.

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
September 30, 2010 and 2009

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2010 and 2009.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

The Company follows the provisions of FASB ASC Topic 740, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2010 and 2009, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.  No interest and penalties were recorded during the years ended September 30, 2010 and 2009.  The tax years subject to examination by the taxing authorities are the years ended September 30, 2006 and forward.

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

Diluted income (loss) per share is calculated by adjusting the weighted average common shares outstanding to reflect the potential dilution that could occur using the treasury stock method if securities or other contracts to issue common stock, such as stock options and unvested restricted stock, were exercised and converted into common stock. The resulting shares issued would share in the earnings of the Company. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. In periods of loss, dilution is not calculated and diluted loss per share is equal to basic loss per share.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	For the Years Ended September 30,
	2010			2009
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic EPS
Net income (loss) available to common shareholders	$3,942	5,784,976	$0.68	$(6,120)	5,769,839	$(1.06)

Effect of dilutive securities
Options and grants	-	-	-	-	-	-
Diluted EPS
Net income (loss) available to common shareholders plus assumed conversion	$3,942	5,784,976	$0.68	$(6,120)	5,769,839	$(1.06)

All options were anti-dilutive at September 30, 2010 and 2009.

11. Comprehensive Income (Loss)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

Comprehensive income (loss) includes net income (loss) as well as certain other items which result in a change to equity during the period.

The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the year ended September 30, 2010 and 2009 were as follows:

	September 30,
	2010			2009
			Net of			Net of
	Before Tax	Tax (Benefit)	Tax	Before Tax	Tax (Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:

Available-for-sale investments	$127	$(57)	$70	$2,134	$(836)	$1,298
Less reclassification adjustment for net gains
realized on available-for-sale investments	(231)	93	(138)	(1,530)	611	(919)
Minimum pension liability	83	(33)	50	(721)	288	(433)
Interest rate derivatives	(301)	120	(181)	(139)	56	(83)

Other comprehensive loss, net	$(322)	$123	$(199)	$(256)	$119	$(137)

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense, and will be accreted to income over the previously contracted life of the interest rate collar, which was scheduled to mature June 24, 2013. At September 30, 2010, the book value of the unwound derivative was $251,000, recorded as $151,000 in other comprehensive loss, net of deferred tax of $100,000. At September 30, 2009, the book value of the unwound derivative was $400,000, recorded as $240,000 in other comprehensive loss, net of deferred tax of $160,000.

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

13.       New Accounting Pronouncements

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
September 30, 2010 and 2009

December 15, 2008. The implementation of this guidance, effective October 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued guidance, codified within ASC 715, Compensation - Retirement Benefits, that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the guidance must be provided for fiscal years ending after December 15, 2009. The implementation of this guidance, effective for the fiscal year ending September 30, 2010, did not have a material impact on the Company’s consolidated financial statements.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The amendments did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The ASU did not have a material impact on the Company’s consolidated financial statements.

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
September 30, 2010 and 2009

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the two-year period ended September 30, 2010:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance at September 30, 2008 and 2009	217,826	$14.61
Granted	-	-
Exercised	-	-
Forfeited	(29,550)	14.61
Balance at September 30, 2010	188,276	$14.61	6.4 years	$-

Exercisable at September 30, 2010	120,846	$14.61	6.4 years	$-

No stock options were granted or exercised during the years ended September 30, 2010 and 2009.

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2010 and 2009, and changes during the year ended September 30, 2010:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Balance at September 30, 2008	83,783	$14.51
Granted	-	-
Vested	(20,893)	14.51
Forfeited	-	-
Balance at September 30, 2009	62,890	14.51
Granted	15,000	4.50
Vested	(15,700)	14.51
Forfeited	(16,800)	13.77
Balance at September 30, 2010	45,390	$11.45

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

Stock option and stock award expenses included with compensation expense were $162,000 and $190,000, respectively, for the year ended September 30, 2010, and $162,000 and $303,000, respectively, for the year ended September 30, 2009. The Company had no other stock-based compensation plans as of September 30, 2010, except as disclosed below.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. Pursuant to the second repurchase program, the Company had repurchased 66,970 shares of its common stock at an average cost of $9.39 per share through September 30, 2009 (no shares were repurchased in the current year). Under the second stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase. One of the Company’s intended uses of the repurchased shares is to satisfy awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (3.25% at September 30, 2010) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”). As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $55,000 for both years ended September 30, 2010 and 2009.

The following table presents the components of the ESOP shares as of September 30, 2010:

Unreleased shares at September 30, 2009	153,219
Shares released for allocation during the year ended September 30, 2010	12,946
Unreleased shares at September 30, 2010	140,273
Total released shares	77,590

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2010 was approximately $498,000.

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

	At September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,904	$-	$(26)	$3,878
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	2,833	107	-	2,940
Mortgage backed securities - commercial	4,274	-	(4)	4,270
Debt securities	1,001	1	-	1,002
Private label mortgage-backed securities - residential	2,362	-	(265)	2,097
Total securities available for sale	$14,374	$108	$(295)	$14,187

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$18,407	$401	$-	$18,808
Mortgage-backed securities - commercial	1,725	22	-	1,747
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	17,880	425	-	18,305
Debt securities	4,499	35	-	4,534
Private label mortgage-backed securities - residential	1,871	101	(70)	1,902
Obligations of state and political subdivisions	97	5	-	102
Total securities held to maturity	$44,479	$989	$(70)	$45,398

	At September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	$10,703	$216	$(1)	$10,918
Debt securities	2,237	6	-	2,243
Private label mortgage-backed securities - residential	5,227	-	(305)	4,922
Total securities available for sale	$18,167	$222	$(306)	$18,083

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$16,258	$12	$(378)	$15,892
Mortgage-backed securities - commercial	1,981	1	(1)	1,981
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	22,757	215	(50)	22,922
Debt securities	8,020	43	-	8,063
Private label mortgage-backed securities - residential	2,813	79	-	2,892
Obligations of state and political subdivisions	122	9	-	131
Corporate securities	4,000	116	-	4,116
Total securities held to maturity	$55,951	$475	$(429)	$55,997

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2010 are summarized in the following table:

	At September 30, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	1,001	1,002
Due after 5 but within 10 years	-	-
Due after 10 years	-	-
Total debt securities	1,001	1,002

Mortgage-backed securities:
Residential(1)	9,099	8,915
Commercial(2)	4,274	4,270
Total	$14,374	$14,187

 ____________________________
(1)
Mortgage-backed securities – residential include an amortized cost of $3.9 million and a fair value of $3.9 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $2.8 million and a fair value of $2.9 million. Also included are residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $2.4 million and fair value of $2.1 million.

(2)
Mortgage-backed securities – commercial include an amortized cost of $4.3 million and a fair value of $4.3 million for obligations of U.S. government-sponsored enterprises issued by the Federal National Mortgage Association.

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2010 are summarized in the following table:

	At September 30, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	97	102
Due after 5 but within 10 years	1,999	2,008
Due after 10 years	2,500	2,526
Total debt securities	4,596	4,636

Mortgage-backed securities:
Residential(1)	38,158	39,015
Commercial(2)	1,725	1,747
Total	$44,479	$45,398

 ____________________________
(1)
Mortgage-backed securities – residential include an amortized cost of $18.4 million and a fair value of $18.8 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $17.9 million and a fair value of $18.3 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $1.9 million and a fair value of $1.9 million.

(2)
Mortgage-backed securities – commercial include an amortized cost of $1.7 million and a fair value of $1.7 million for obligations of U.S. government agencies issued by the Small Business Administration.

There were $14.8 million and $50.8 million in sales of securities from the available-for-sale portfolios during the years ended September 30, 2010 and 2009, respectively. The gross gains on sales of the available-for-sale securities totaled $231,000 and $1.5 million, respectively.

During the year ended September 30, 2010, the Company sold its only corporate security from the held-to-maturity portfolio. The issuer of the $4.0 million bond was downgraded by a rating agency, which was considered evidence of a significant deterioration in the issuer’s creditworthiness. The bond was sold for a gain of $270,000. Management does not believe the sale of the bond affects its intent or ability to hold the remaining investment securities in the held to maturity portfolio until their maturity. There were no sales from the held-to-maturity portfolio during the year ended September 30, 2009.

As of September 30, 2010 and 2009, securities having an estimated fair value of approximately $4,876,000 and $5,685,000, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses for the years ended September 30, 2010 and 2009 are as follows:

		September 30, 2010
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage backed securities - residential	2	$3,878	$(26)	$-	$-	$3,878	$(26)
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-commercial	1	4,270	(4)	-	-	4,270	(4)
Private label mortgage-backed securities-residential	3	-	-	2,964	(335)	2,964	(335)
Total	6	$8,148	$(30)	$2,964	$(335)	$11,112	$(365)

		September 30, 2009
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	5	$8,967	$(379)	$-	$-	$8,967	$(379)
Mortgage-backed securities - commercial	2	-	-	90	(1)	90	(1)
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	5	10,497	(50)	-	-	10,497	(50)
Private label mortgage-backed securities - residential	3	2,244	(29)	2,678	(276)	4,922	(305)
Total	15	$21,708	$(458)	$2,768	$(277)	$24,476	$(735)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At September 30, 2010 and September 30, 2009, there were seven and fifteen investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2010 and 2009.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,
	2010	2009
	(Dollars in thousands)

One-to four-family residential	$165,462	$172,415
Commercial real estate	116,222	105,764
Construction	57,086	93,217
Home equity lines of credit	22,823	22,528
Commercial business	33,676	37,372
Other	13,277	13,484

Total loans receivable	408,546	444,780

Net deferred loan costs	106	24
Allowance for loan losses	(4,766)	(5,807)

Loans receivable, net	$403,886	$438,997

Certain directors and executive officers of the Bank have loans with the Company. Such loans were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $6,437,000 and $5,197,000 at September 30, 2010 and 2009, respectively. Total principal additions were approximately $1,608,000 and total principal repayments were approximately $368,000 for the year ended September 30, 2010.

At September 30, 2010 and 2009, the Company was servicing loans for others amounting to approximately $14,900,000 and $7,800,000, respectively. The Company held mortgage servicing rights in the amount of $136,000 and $103,000 at September 30, 2010 and 2009, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $99,000 and $66,000 at September 30, 2010 and 2009, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

The following summarizes the activity in the allowance for loan losses for the years ended September 30, 2010 and 2009:

	September 30,
	2010	2009
	(Dollars in thousands)

Balance, beginning of year	$5,807	$4,502
Provision for loan loss charged to income	2,729	8,212
Recoveries	3	3
Charge-offs	(3,773)	(6,910)

Balance, end of year	$4,766	$5,807

At September 30, 2010 and 2009, non-accrual loans had a total principal balance of approximately $27,417,000 and $33,484,000, respectively. The amount of interest income not recognized on non-accrual loans was approximately $2.6 million and $2.5 million for the years ended September 30, 2010 and 2009, respectively. At September 30, 2010 and September 30, 2009, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual. At September 30, 2010 and 2009, loans ninety days or more delinquent and still accruing interest totaled $583,000 and $0, respectively.

The following is a summary of impaired loans:

	September 30,
	2010	2009
	(Dollars in thousands)

Impaired loans for which an allowance for credit losses has been provided	$-	$-
Impaired loans for which no allowance for credit losses has been provided	28,002	32,694

Total impaired loans	28,002	32,694

Allowance on impaired loans	-	-

Net impaired loans	$28,002	$32,694

At September 30, 2010 there were no allowances for loan losses provided for the $28.0 million in impaired loans because the Company has written these loans down to reflect the appraised value of collateral securing the loans. The average recorded investment in impaired loans was $27,746,000 and $25,604,000, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired for the years ended September 30, 2010 and 2009, respectively.

The Company has interest-only mortgage loans with principal balances of $16.5 million and $19.6 million at September 30, 2010 and 2009, respectively. The average interest-only term on these loans is 10 years at which time these loans reset to fully amortize over 20 years, on average. As these loans are collateralized by residential real estate with an average original loan-to-value of 64.7%, management does not anticipate any losses on these loans as of September 30, 2010.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings were $116.5 million and $130.6 million as of September 30, 2010 and 2009, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2010	2009
	(Dollars in thousands)

Loans	$1,692	$1,783
Investment securities	131	257
Mortgage-backed securities	127	167

Accrued interest receivable	$1,950	$2,207

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2010	2009
		(Dollars in thousands)

Land	Indefinite	$3,095	$3,095
Buildings and improvements	10-40 years	21,142	20,656
Furniture, fixtures and equipment	5-7 years	3,373	3,202
		27,610	26,953
Less accumulated depreciation and amortization		(7,468)	(6,332)

		$20,142	$20,622

For the years ended September 30, 2010 and 2009, depreciation expense included in occupancy expense amounted to approximately $1,137,000 and $1,117,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. The Company owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2010, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $12,063,000, and $527,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2009, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $12,407,000, and $644,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $12.7 million of real estate owned properties at September 30, 2010 and $5.6 million at September 30, 2009. The Company did not incur any write downs on these properties during the years ended September 30, 2010 and 2009. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

NOTE I - DEPOSITS

A summary of deposits by type of account follows (in thousands):

	September 30,
	2010	2009
	(Dollars in thousands)

Demand accounts	$37,298	$35,221
Savings accounts	61,867	57,864
NOW accounts	51,473	49,456
Money market accounts	89,279	85,535
Certificate of deposit	156,528	187,289
Retirement accounts	31,487	33,152

	$427,932	$448,517

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $227,836,000 and $227,694,000 at September 30, 2010 and 2009, respectively. The aggregate amount of certificate deposits with balance of $100,000 or more was $81.8 million and $88.9 million at September 30, 2010 and 2009, respectively.

At September 30, 2010, certificates of deposit (including retirement accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2011	$97,517
2012	41,179
2013	11,582
2014	27,318
2015	10,419

$188,015

NOTE J - BORROWINGS

1.  Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2010 and September 30, 2009 totaled approximately $45,769,000 and $55,127,000, respectively. The weighted average interest rate on advances outstanding at September 30, 2010 was 3.82%. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans and investment securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2010 mature as follows (in thousands):

Year Ending September 30,
2011	$10,853
2012	2,813
2013	9,143
2014	8,700
2015	5,000
Thereafter	9,260
$45,769

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2010, the Company had available credit from the FHLBNY totaling $48.7 million. Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	September 30,
	2010	2009
	(Dollars in thousands)

Balance at end of year	$-	$-
Weighted average balance during the year	700	12,541
Weighted average interest rate at the end of year	n/a	n/a
Maximum month-end balance during the year	$8,150	$42,350
Average interest rate during the year	0.37%	0.70%

2.  Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the consolidated balance sheet. The Company had repurchase agreements of $15,000,000 at September 30, 2010 and 2009, including $10,000,000 at an interest rate of 4.92% maturing in July 2012 and $5,000,000 at an interest rate of 3.83% maturing in December 2014. These agreements are collateralized by securities underlying the agreements and are held in safekeeping with the transaction’s counter-party. At September 30, 2010, the fair value of the FHLB obligation and mortgage-backed investment security collateral for these agreements totaled approximately $20,233,000.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to-four family residential properties and commercial business loans guaranteed by the SBA. The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing released and servicing retained during the year ended September 30, 2010 were $0 and $7.8 million, respectively. Loans sold with servicing released and servicing retained during the year ended September 30, 2009 were $0.7 million and $5.7 million, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the balance sheet. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2010 and 2009, we were servicing such sold loans in the amount of $10.7 million and $7.8 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the consolidated balance sheet. Activity in mortgage servicing rights during the years ended September 30, 2010 and 2009, are summarized as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

	September 30,
	2010	2009
	(Dollars in thousands)

Beginning balance	$103	$14
Origination of mortgage servicing rights	59	99
Amortization	(26)	(10)
Ending balance	$136	$103

Mortgage servicing rights are carried at the lower of amortized cost of fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the balance sheet.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2010, we were servicing SBA loans sold in the amount of $4.2 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2010 and 2009:

	September 30,
	2010	2009
	(Dollars in thousands)

Current	$(273)	$55
Deferred	(3,468)	-
Total income tax (benefit) expense	$(3,741)	$55

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009
	(Dollars in thousands)
Income tax expense (benefit) at statutory rate	$68	$(2,062)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	18	37
Tax-exempt income, net	(156)	(189)
Nondeductible expenses	2	2
Share based compensation	34	34
Employee stock ownership plan	(19)	(60)
Increase (decrease) in valuation allowance	(3,414)	2,293
Federal refunds from change in tax law	(329)	-
Other, net	55	-
Total income tax (benefit) expense	$(3,741)	$55

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

The major sources of temporary differences and their deferred tax effect at September 30, 2010 and 2009 are as follows:

	September 30,
	2010	2009
	(Dollars in thousands)

Allowance for loan losses	$1,904	$2,332
Deferred loan fees	840	1,146
Employee benefits	450	607
Charitable contributions	586	582
Net operating losses	2,041	1,446
Alternative minimum tax credit	260	-
Capital loss disallowed	-	7
Net unrealized losses, investment securities available-for-sale	81	44
Unrealized loss, minimum pension liability	400	433
Gross deferred tax asset	6,562	6,597

Depreciation	(1,659)	(1,714)
Discount accretion on investments	(90)	(67)
Unrealized gain, derivative contracts	(117)	(237)
Gross deferred tax liability	(1,866)	(2,018)

Net deferred tax asset	4,696	4,579

Valuation allowance	(864)	(4,339)

Net deferred tax asset, included in other assets	$3,832	$240

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at September 30, 2010 and 2009.

The net change in the total valuation allowance for the year ended September 30, 2010 was a decrease of $3,414,000. Based upon an assessment of current and projected future operations, management determined that a portion of the deferred tax valuation allowance was no longer necessary and the balance was reduced to $864,000 at September 30, 2010. At September 30, 2010 the Company had approximately $4.4 million of federal and $9.1 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carry forward will begin to expire in 2028. The state net operating losses will expire in 2015, if not utilized.

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
September 30, 2010 and 2009

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at September 30, 2010 and September 30, 2009.

	At September 30,
	2010	2009
	(Dollars in thousands)

Actuarial present value of benefit obligations	$3,527	$3,421

Change in benefit obligations
Projected benefit obligation, beginning	$3,421	$2,685
Interest cost	184	196
Actuarial loss	28	660
Annuity payments and lump sum distributions	(106)	(120)

Projected benefit obligation, end	$3,527	$3,421

Change in plan assets
Fair value of assets, beginning	$2,089	$2,119
Actual return on plan assets	216	100
Administrative expense	(11)	(10)
Employer contributions	133	-
Annuity payments and lump sum distributions	(106)	(120)

Fair value of assets, end	$2,321	$2,089

Funded status included with other liabilities	$(1,206)	$(1,332)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

Net pension cost for the years ended September 30, 2010 and 2009 included the following components:

	September 30,
	2010	2009
	(Dollars in thousands)

Service cost benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	184	196
Expected return on plan assets	(156)	(160)
Amortization of unrecognized net loss	62	9

Net Pension Cost	$90	$45

For 2010, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.125%. For 2009, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.50%.

The long-term rate-of-return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  The expected long-term rate of return on assets was determined to be 7.50% for 2010 and 2009.

Current Asset Allocation

The Company’s pension plan weighted-average asset allocations at September 30, 2010 and 2009, by asset category are as follows:

	September 30,
	2010	2009

Equity securities	58%	53%
Debt securities (Bond Mutual Funds)	40%	47%
Other (Money Market Fund)	2%	0%

Total	100%	100%

The target asset allocation set for the assets of the plan are in equity securities ranging from 40 percent to 70 percent and in debt securities ranging from 30 percent to 60 percent. In general, the plan assets are investment securities that are well-diversified in terms of industry, capitalization and asset class. The plan assets are mostly a mix of U.S. Treasury security indexed funds, mutual funds indexed to the performance of Fortune 500 U.S. companies, debt securities held in bond funds, domestic and foreign common equity funds, and a money market fund. The plan’s exposure to a concentration of credit risk is limited by the diversification of the investments into various investment options with multiple asset managers.

Expected Contributions

For the fiscal year ending September 30, 2011, the Company expects to contribute $80,000 to the Plan.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

Estimated Future Benefit Payments

The following benefit payments, which reflect approximate expected future service, as appropriate, are expected to be paid as follows (in thousands):

10/01/2010 - 09/30/2011	$148
10/01/2011 - 09/30/2012	149
10/01/2012 - 09/30/2013	149
10/01/2013 - 09/30/2014	150
10/01/2014 - 09/30/2015	153
10/01/2015 - 09/30/2020	844
$1,593

Included in the funded status of the pension plan at September 30, 2010 and 2009, are actuarial losses of $1,001,000 and $1,084,000, respectively. These amounts are included, net of related income tax effects of $400,000 and $433,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2011, approximately $54,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

The following table presents the plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note R for further detail regarding fair value hierarchy.

		Fair Value Measurements at Reporting Date Using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Investments
Equity Securities	$1,346	$1,346	$-	$-
Debt Securities	928	-	928	-
Total Investments	$2,274	$1,346	$928	$-

Equity securities are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). Debt securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are derived from market quotations and matrix pricing obtained though an independent pricing service. Such fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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
September 30, 2010 and 2009

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

In 2001, the Company adopted a New Director Emeritus Plan (the New Plan), which supplemented the prior Director Emeritus Plans. Under the New Plan, the directors will be entitled to a benefit upon attainment of his/her benefit age. The directors will receive an annual amount in monthly installments based on his/her total Board and Committee fees in the twelve months prior to attainment of his/her benefit age. The amount will be ten percent (10%) plus two and on-half percent (2 1/2%) for each year of service as a Director, with a minimum of fifty percent (50%), provided the Director has served for at least five (5) years, and a maximum of sixty percent (60%). The maximum benefit increases for any Director serving as Chairman of the Board to seventy-five percent (75%).

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2010 and 2009, the Life Insurance Contracts had cash surrender values of approximately $9,306,000 and $10,996,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. As of September 30, 2010 and 2009, the Company has accrued approximately $0 and $521,000, respectively, for benefits under these Plans.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document.  Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company did not make a contribution to the plan for the year ended September 30, 2010. The Company contributed $113,000 to the plan for the year ended September 30, 2009.

NOTE P - COMMITMENTS

1.     Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years ending September 30 (in thousands):

2011	$477
2012	341
2013	335
2014	343
2015	343
Thereafter	4,819

$6,658

Total rental expense was approximately $513,000 and $388,000 for the years ended September 30, 2010 and 2009, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

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

As of September 30, 2010, the Company held one Prime-based interest rate floor. The counterparty in the transaction is Wachovia Bank, N.A. In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of each interest rate derivative contract as of September 30, 2010 and 2009.

				Fair Value
	Notional		Maturity	at September 30,
	Amount	Strike	Date	2010	2009
	(Dollars in thousands)

Interest rate floor	$ 5,000	7.25%	12/27/10	$ 51	$ 234

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense at September 30, 2008. The gain will be accreted to income over the previously contracted life of the interest rate collar, which is scheduled to mature June 24, 2013. At September 30, 2010, the carrying value of the unwound derivative was $251,000, recorded as $151,000 in accumulated other comprehensive loss, net of deferred tax of $100,000. At September 30, 2009, the carrying value of the unwound derivative was $400,000, recorded as $240,000 in accumulated other comprehensive loss, net of deferred tax of $160,000.

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

At September 30, 2010 and 2009, the Company had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans.  These commitments were comprised of fixed and variable rate loans.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009

	September 30,
	2010	2009

Financial instruments whose contract amounts	(Dollars in thousands)
represent credit risk:
Letters of credit	$2,048	$2,318
Unused lines of credit	42,890	35,859
Fixed rate loan commitments	3,746	3,863
Variable rate loan commitments	100	1,120
	$48,784	$43,160

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
September 30, 2010 and 2009

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September  30, 2010 and 2009 (in thousands):

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$14,187	$-	$14,187	$-
Derivatives	51	-	51	-
	$14,238	$-	$14,238	$-

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$18,083	$-	$18,083	$-
Derivatives	234	-	234	-
	$18,317	$-	$18,317	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights
Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2010 and 2009.

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
September 30, 2010 and 2009

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

Other Real Estate Owned
Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. No valuation write-downs were made to other real estate owned during the years ended September 30, 2010 and 2009.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2010 and 2009 (in thousands):

	Total	Level 1	Level 2	Level 3

Impaired loans:
At September 30, 2010	$16,193	$-	$-	$16,193
At September 30, 2009	$19,051	$-	$-	$19,051

Impaired loans reported in the above table consist of 21 loans with aggregate loan balances of $24.9 million reduced by $8.7 million in cumulative charge-offs ($3.8 million in the current year) and $0 in specific loss reserves. These loans are all collateralized by real estate.

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
September 30, 2010 and 2009

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and 2009 are as follows:

	September 30,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$58,666	$59,585	$74,034	$74,080
Loan, net of allowance for loan losses	403,886	408,790	438,997	445,099
Bank owned insurance policies	9,306	9,306	10,996	10,996

Financial liabilities
Deposits
Demand, NOW and money market savings	239,917	239,917	228,076	228,076
Certificates of deposit	188,015	191,636	220,441	213,569

Total deposits	$427,932	$431,553	$448,517	$441,645

Borrowings	$60,769	$64,068	$70,127	$73,868

Interest rate derivatives	$51	$51	$234	$234

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2010 and 2009
	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2010
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$49,289	13.41%	$29,373	≥ 8.00%	N/A	N/A
Magyar Bank	46,243	12.59%	29,402	≥ 8.00%	$36,752	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	44,695	12.16%	14,686	≥ 4.00%	N/A	N/A
Magyar Bank	41,649	11.34%	14,701	≥ 4.00%	22,051	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	44,695	8.37%	21,356	≥ 4.00%	N/A	N/A
Magyar Bank	41,649	7.80%	21,360	≥ 4.00%	26,700	≥ 5.00%

As of September 30, 2009
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	45,429	11.18%	32,447	≥ 8.00%	N/A	N/A
Magyar Bank	44,492	10.97%	32,505	≥ 8.00%	40,631	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	40,350	9.93%	16,224	≥ 4.00%	N/A	N/A
Magyar Bank	39,413	9.72%	16,252	≥ 4.00%	24,379	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	40,350	7.37%	21,896	≥ 4.00%	N/A	N/A
Magyar Bank	39,413	7.20%	21,896	≥ 4.00%	27,369	≥ 5.00%

On April 22, 2010, Magyar Bank entered into Consent Order agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which required the Bank to develop a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%.

A capital plan was submitted on a timely basis to the Federal Deposit Insurance Corporation and New Jersey Department of Banking of Insurance detailing the manner and timing in which the Bank will achieve the capital ratios. As of September 30, 2010, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 7.80% and the total qualifying capital as a percentage of risk-weighted assets was 12.59%. Both capital ratios exceeded those projected in the submitted capital plan at September 30, 2010.

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

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

Report by Management on Internal Control over Financial Reporting

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2010, the Company's internal control over financial reporting was effective based on those criteria.

The Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to exemption rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2011 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.15	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance***
10.16	Consent Order Between the Federal Deposit Insurance Corporation and Magyar Bank****
10.17	Consent Order Between the New Jersey Department of Banking and Insurance and Magyar Bank****
14	Code of Ethics*****
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
23.1	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________________
*
Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.

**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on April 23, 2010.
*****	Available on our website www.magbank.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 17, 2010	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 17, 2010
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Senior Vice President and Chief Financial Officer	December 17, 2010
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 17, 2010
Joseph J. Lukacs, Jr., D.M.D.

/s/ Andrew Hodulik	Director	December 17, 2010
Andrew Hodulik

/s/ Thomas Lankey	Director	December 17, 2010
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 17, 2010
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 17, 2010
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 17, 2010
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 17, 2010
Edward C. Stokes