Form 10-Q
period 2010-12-31
Magyar Bancorp, Inc.
filed 2011-02-10
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2011
Common Stock, $0.01 Par Value	5,783,131

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2010	2010
	(Unaudited)
Assets
Cash	$1,416	$1,126
Interest earning deposits with banks	5,199	19,960
Total cash and cash equivalents	6,615	21,086

Investment securities - available for sale, at fair value	28,678	14,187
Investment securities - held to maturity, at amortized cost (fair value of $42,970
and $45,398 at December 31, 2010 and September 30, 2010, respectively)	42,752	44,479
Federal Home Loan Bank of New York stock, at cost	2,978	2,775
Loans receivable, net of allowance for loan losses of $4,287 and $4,766 at
December 31, 2010 and September 30, 2010, respectively	393,975	403,886
Bank owned life insurance	9,396	9,306
Accrued interest receivable	1,820	1,950
Premises and equipment, net	19,938	20,142
Other real estate owned	12,966	12,655
Other assets	7,351	7,483

Total assets	$526,469	$537,949
Liabilities and Stockholders' Equity
Liabilities
Deposits	$411,503	$427,932
Escrowed funds	1,086	1,555
Federal Home Loan Bank of New York advances	50,291	45,769
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	407	418
Accounts payable and other liabilities	4,076	3,098

Total liabilities	482,363	493,772

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742
issued; 5,783,131 outstanding	59	59
Additional paid-in capital	26,480	26,396
Treasury stock: 140,611 shares, at cost	(1,704)	(1,704)
Unearned Employee Stock Ownership Plan shares	(1,312)	(1,342)
Retained earnings	21,427	21,300
Accumulated other comprehensive loss	(844)	(532)

Total stockholders' equity	44,106	44,177

Total liabilities and stockholders' equity	$526,469	$537,949

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2010	2009
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,148	$5,799
Investment securities
Taxable	502	695
Tax-exempt	1	2
Federal Home Loan Bank of New York stock	47	45

Total interest and dividend income	5,698	6,541

Interest expense
Deposits	1,416	1,817
Borrowings	610	717

Total interest expense	2,026	2,534

Net interest and dividend income	3,672	4,007

Provision for loan losses	358	400

Net interest and dividend income after
provision for loan losses	3,314	3,607

Other income
Service charges	341	242
Other operating income	112	118
Gains on sales of loans	449	76
Gains on sales of investment securities	-	79
Net losses on write-downs and sales of other real estate owned	(135)	-

Total other income	767	515

Other expenses
Compensation and employee benefits	1,870	2,719
Occupancy expenses	666	622
Advertising	53	43
Professional fees	247	227
Service fees	145	145
REO expenses	123	45
FDIC deposit insurance premiums	349	267
Other expenses	465	356

Total other expenses	3,918	4,424

Income (loss) before income tax expense (benefit)	163	(302)

Income tax expense (benefit)	36	(323)

Net income	$127	$21

Net income per share-basic and diluted	$0.022	$0.004

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended December 31, 2010
(In Thousands, Except for Share Amounts)
(Unaudited)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2010	5,783,131	$59	$26,396	$(1,704)	$(1,342)	$21,300	$(532)	$44,177

Comprehensive loss:
Net income	-	-	-	-	-	127	-	127
Unrealized loss on securities available-
for-sale, net of tax benefit of $153	-	-	-	-	-	-	(268)	(268)
Unrealized loss on derivatives,
net of tax benefit of $29	-	-	-	-	-	-	(44)	(44)
Total comprehensive loss								(185)

ESOP shares allocated	-	-	(16)	-	30	-	-	14
Stock-based compensation expense	-	-	100	-	-	-	-	100

Balance, December 31, 2010	5,783,131	$59	$26,480	$(1,704)	$(1,312)	$21,427	$(844)	$44,106

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Three Months
	Ended December 31,
	2010	2009
	(Unaudited)
Operating activities
Net income	$127	$21
Adjustment to reconcile net income to net cash provided (used)
by operating activities
Depreciation expense	247	279
Premium amortization on investment securities, net	74	44
Proceeds from the sales of loans	7,613	1,875
Provision for loan losses	358	400
Provision for loss on other real estate owned	292	-
Gains on sale of loans	(449)	(76)
Gains on sales of investment securities	-	(79)
Gains on sales of other real estate owned	(157)	-
ESOP compensation expense	14	10
Stock-based compensation expense	100	53
Decrease in accrued interest receivable	130	57
Increase in surrender value bank owned life insurance	(90)	(114)
Decrease (increase) in other assets	240	(3,857)
Decrease in accrued interest payable	(11)	(82)
Decrease (increase) in accounts payable and other liabilities	978	(153)
Net cash provided (used) by operating activities	9,466	(1,622)

Investing activities
Net decrease (increase) in loans receivable	1,808	(1,592)
Purchases of investment securities held to maturity	(5,753)	(3,069)
Purchases of investment securities available for sale	(16,109)	-
Sales of investment securities available for sale	-	3,285
Principal repayments on investment securities held to maturity	7,442	5,257
Principal repayments on investment securities available for sale	1,161	666
Purchases of premises and equipment	(43)	(53)
Investment in other real estate owned	(406)	(81)
Proceeds from the sale of other real estate owned	542	246
(Purchase) redemption of Federal Home Loan Bank stock	(203)	13
Net cash (used) provided by investing activities	(11,561)	4,672

Financing activities
Net decrease in deposits	(16,429)	(6,629)
Stock compensation tax benefit	-	-
Net decrease in escrowed funds	(469)	(41)
Repayments of long-term advances	(978)	(273)
Net change in short-term advances	5,500	-
Net cash used by financing activities	(12,376)	(6,943)
Net decrease in cash and cash equivalents	(14,471)	(3,893)

Cash and cash equivalents, beginning of period	21,086	7,921

Cash and cash equivalents, end of period	$6,615	$4,028

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,037	$2,615
Income taxes	$-	$52
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$581	$3,579

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

Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The September 30, 2010 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, and the assessment of realizability of deferred income tax assets.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

The FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, in an effort to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. The amendments require disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The portions of the ASU that were not delayed by ASU 2011-01 (see below) did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 to temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

  NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2010 and 2009 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three months ended December 31, 2010 and the three months ended December 31, 2009. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended December 31,
	2010			2009
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$127	5,795	$0.022	$21	5,779	$0.004

Effect of dilutive securities
Options and grants	-	-	-	-	-	-

Diluted EPS
Net income available to common shareholders plus assumed conversion	$127	5,795	$0.022	$21	5,779	$0.004

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 30,212 shares of restricted shares at a weighted average price of $11.45 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2010 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 34,008 restricted shares at a weighted average price of $14.55 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2009 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2010	188,276	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2010	188,276	$14.61	6.2 years	$-

Exercisable at December 31, 2010	120,846	$14.61	6.2 years	$-

The following is a summary of the Company’s non-vested stock awards as of December 31, 2010 and changes during the three months ended December 31, 2010:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2010	45,390	$11.45
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance at December 31, 2010	45,390	$11.45

Stock option and stock award expenses included with compensation expense were $40,000 and $60,000, respectively, for the three months ended December 31, 2010.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2010, the Company had repurchased a total of 66,970 shares of its common stock at an average cost of $9.39 per share under this program. No shares have been repurchased during the three months ended December 31, 2010. Under the stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2010. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meets the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.25% at January 1, 2011) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2010, shares allocated to participants totaled 76,904. Unallocated ESOP shares held in suspense totaled 140,959 at December 31, 2010 and had a fair market value of $563,836. The Company's contribution expense for the ESOP was $14,000 and $10,000 for the three months ended December 31, 2010 and 2009, respectively.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended December 31,
	2010			2009
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding losses arising
during period on:

Available-for-sale investments	$(421)	$153	$(268)	$(291)	$109	$(182)
Less reclassification adjustment for
gains realized in net income	-	-	-	(79)	32	(47)
Interest rate derivatives	(73)	29	(44)	(78)	31	(47)

Other comprehensive loss, net	$(494)	$182	$(312)	$(448)	$172	$(276)

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

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available-for-sale	$28,678	$-	$28,678	$-

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available-for-sale	$14,187	$-	$14,187	$-
Derivatives	51	-	51	-
	$14,238	$-	$14,238	$-

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2010.

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$3,845	$-	$-	$3,845
Other real estate owned	2,610	-	-	2,610
	$6,455	$-	$-	$6,455

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$16,193	$-	$-	$16,193

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

Accrued interest receivable and payable: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.+

Federal Home Loan Bank of New York advances and securities sold under reverse repurchase agreements: The fair value of borrowings is based on the discounted value of contractual cash flows.  The discount rate is equivalent to the rate currently offered by the Federal Home Loan Bank of New York for borrowings of similar maturity and terms.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and September 30, 2010 were as follows:

	Decemer 31, 2010		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$71,430	$71,648	$58,666	$59,585
Loans, net of allowance for loan losses	393,975	395,934	403,886	408,790
Bank owned insurance policies	9,396	9,396	9,306	9,306

Financial liabilities
Deposits
Demand, NOW and money market savings	$229,702	$229,702	$239,917	$239,917
Certificates of deposit	181,801	184,718	188,015	191,636

Total deposits	$411,503	$414,420	$427,932	$431,553

Borrowings	$65,291	$70,017	$60,769	$64,068

Interest rate derivatives	$-	$-	$51	$51

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

NOTE H - INVESTMENT SECURITIES

The following table is an analysis of the amortized cost and fair values of securities available for sale at December 31, 2010 and September 30, 2010:

	At December 31, 2010				At September 30, 2010.
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,714	$40	$(27)	$3,727	$3,904	$-	$(26)	$3,878
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,440	97	(321)	14,216	2,833	107	-	2,940
Mortgage backed securities-commercial	4,235	-	(41)	4,194	4,274	-	(4)	4,270
Debt securities	5,000	-	(167)	4,833	1,001	1	-	1,002
Private label mortgage-backed securities-residential	1,897	-	(189)	1,708	2,362	-	(265)	2,097
Total securities available for sale	$29,286	$137	$(745)	$28,678	$14,374	$108	$(295)	$14,187

The maturities of the debt securities and mortgage-backed securities available-for-sale at December 31, 2010 are summarized in the following table:

	At December 31, 2010
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	1,000	1,000
Due after 5 but within 10 years	4,000	3,833
Due after 10 years	-	-
Total debt securities	5,000	4,833

Mortgage-backed securities:
Residential	20,051	19,651
Commercial	4,235	4,194
Total	$29,286	$28,678

The following table is an analysis of the amortized cost and fair values of securities held to maturity at December 31, 2010 and September 30, 2010:

	At December 31, 2010				At September 30, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$17,179	$199	$(80)	$17,298	$18,407	$401	$-	$18,808
Mortgage-backed securities-commercial	1,706	17	-	1,723	1,725	22	-	1,747
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	17,475	244	(74)	17,645	17,880	425	-	18,305
Mortgage backed securities - commercial	-	-	-	-	-	-	-	-
Debt securities	4,500	9	(108)	4,401	4,499	35	-	4,534
Private label mortgage-backed securities-residential	1,795	87	(79)	1,803	1,871	101	(70)	1,902
Obligations of state and political subdivisions	97	3	-	100	97	5	-	102
Total securities held to maturity	$42,752	$559	$(341)	$42,970	$44,479	$989	$(70)	$45,398

  The maturities of the debt securities and the mortgage backed securities held to maturity at December 31, 2010 are summarized in the following table:

	At December 31, 2010
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	97	100
Due after 5 but within 10 years	3,500	3,392
Due after 10 years	1,000	1,009
Total debt securities	4,597	4,501

Mortgage-backed securities:
Residential	36,449	36,746
Commercial	1,706	1,723
Total	$42,752	$42,970

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2010.

The following tables present the gross unrealized losses and fair value at December 31, 2010 and September 30, 2010 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2010
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	3	$5,384	$(107)	$-	$-	$5,384	$(107)
Obligations of U.S. government-
sponsored enterprises:
Mortgage-backed securities - residential	11	17,301	(395)	-	-	17,301	(395)
Mortgage backed securities - commercial	1	4,194	(41)	-	-	4,194	(41)
Debt securities	6	8,225	(275)	-	-	8,225	(275)
Private label mortgage-backed securities:
Residential	3	-	-	2,553	(268)	2,553	(268)
Total	24	$35,104	$(818)	$2,553	$(268)	$37,657	$(1,086)

		September 30, 2010
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	2	$3,878	$(26)	$-	$-	$3,878	$(26)
Obligations of U.S. government-
sponsored enterprises:
Mortgage backed securities - commercial	1	4,270	(4)	-	-	4,270	(4)
Private label mortgage-backed securities:
Residential	3	-	-	2,964	(335)	2,964	(335)
Total	6	$8,148	$(30)	$2,964	$(335)	$11,112	$(365)

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2010	2010
	(Dollars in thousands)

One-to four-family residential	$159,148	$165,462
Commercial real estate	123,155	116,222
Construction	44,235	57,086
Home equity lines of credit	22,528	22,823
Commercial business	35,832	33,676
Other	13,284	13,277

Total loans receivable	398,182	408,546
Net deferred loan costs	80	106
Allowance for loan losses	(4,287)	(4,766)

Total loans receivable, net	$393,975	$403,886

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The commercial loan segment is further disaggregated into three classes. Commercial real estate loans include loans secured by multifamily structures, owner-occupied commercial structures, and non-owner occupied nonresidential properties.  The construction loan segment consists primarily of developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan.  The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

Management evaluates individual loans in all segments for possible impairment if the loan either is in nonaccrual status, or is risk rated Substandard and is greater than 90 days past due.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Once the determination has been made that a loan is impaired, the recorded investment in the loan is compared to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral securing the loan, less anticipated selling and disposition costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. If there is a shortfall between the fair value of the loan and the recorded investment in the loan, the Company charges the difference to the allowance for loan loss as a charge-off and carries the impaired loan on its books at fair value. It is the Company’s policy to evaluate impaired loans on an annual basis to ensure the recorded investment in a loan does not exceed its fair value.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary for the period presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

December 31, 2010
One-to four-family residential	$-	$-	$2,320	$2,320	$2,375
Commercial real estate	-	-	8,228	8,228	8,773
Construction	-	-	12,949	12,949	19,181
Home equity lines of credit	-	-	1,303	1,303	1,397
Commercial business	-	-	850	850	953
Other	-	-	-	-	-

Total impaired loans	$-	$-	$25,650	$25,650	$32,679

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than three months past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as severe delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Asset Review Committee performs monthly reviews of all commercial relationships internally rated 6 (“Watch”) or worse.  Confirmation of the appropriate risk grade is performed by an external Loan Review Company that semi-annually reviews and assesses loans within the portfolio.  Generally, the external consultant reviews commercial relationships greater than $500,000 and/or criticized relationships greater than $250,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a monthly basis.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the period presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2010
One-to four-family residential	$144,841	$10,115	$4,192	$-	$159,148
Commercial real estate	109,197	6,570	7,388	-	123,155
Construction	19,958	4,868	19,409	-	44,235
Home equity lines of credit	20,534	691	1,303	-	22,528
Commercial business	26,300	6,451	3,081	-	35,832
Other	13,284	-	-	-	13,284
Total	$334,114	$28,695	$35,373	$-	$398,182

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the period presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
December 31, 2010
One-to four-family residential	$156,828	$-	$-	$2,320	$2,320	$2,320	$159,148
Commercial real estate	114,890	37	-	8,228	8,265	8,228	123,155
Construction	27,907	-	-	16,328	16,328	16,328	44,235
Home equity lines of credit	21,225	-	-	1,303	1,303	1,303	22,528
Commercial business	34,942	18	-	872	890	850	35,832
Other	13,276	6	1	1	8	1	13,284
Total	$369,068	$61	$1	$29,052	$29,114	$29,030	$398,182

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio.  The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative and economic factors.

The loans are segmented into classes based on their inherent varying degrees of risk, as described above. Management tracks the historical net charge-off activity by segment and utilizes this figure, as a percentage of the segment, as the general reserve percentage for pooled, homogenous loans that have not been deemed impaired. Typically, an average of losses incurred over a defined number of consecutive historical years is used. A 5 year history is currently utilized for all loan segments except for construction loans, where the highest single year loss percentage of the most recent five years is used in place of a 5 year average.

Non-impaired credits are segregated for the application of qualitative factors. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Since loans individually evaluated for impairment are promptly written down to their fair value, typically there is no portion of the ALL for loans individually evaluated for impairment.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total

	(Dollars in thousands)
Allowance for loan losses:
Ending Balance	$474	$927	$1,695	$65	$605	$12	$509	$4,287

Loans receivable:
Individually evaluated
for impairment	$2,320	$8,228	$12,949	$1,303	$850	$-	-	$25,650
Collectively evaluated
for impairment	156,828	114,927	31,286	21,225	34,982	13,284	-	372,532

Total	$159,148	$123,155	$44,235	$22,528	$35,832	$13,284	-	$398,182

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the segmentation of the loan portfolio into homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2010	2010
	(Dollars in thousands)

Demand accounts	$35,948	$37,298
Savings accounts	61,640	61,867
NOW accounts	37,565	51,473
Money market accounts	94,550	89,279
Certificates of deposit	150,580	156,528
Retirement certificates	31,220	31,487

	$411,503	$427,932

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at December 31, 2010.

A reconciliation of income tax expense (benefit) between the amounts calculated based upon pre-tax income (loss) at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)

Income tax expense (benefit) at 34%
statutory federal tax rate	$55	$(103)
State tax expense	5	-
Other	(24)	220

Income tax expense (benefit)	$36	$(323)

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

As of December 31, 2010, the Company did not hold any interest rate floors or collars. As of September 30, 2010, the Company held one Prime-based interest rate floor with a maturity date of December 27, 2010. The counterparty in the transaction was Wells Fargo (formerly Wachovia Bank, N.A). In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of our interest rate derivative contract as of December 31, 2010 and September 30, 2010.

				Fair Value
	Notional		Maturity	December 31,	September 30,
	Amount	Strike	Date	2010	2010
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$-	$51

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	December 31,	September 30,
	2010	2010
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$2,048	$2,048
Unused lines of credit	38,557	42,890
Fixed rate loan commitments	7,994	3,746
Variable rate loan commitments	100	100

	$48,699	$48,784

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

Other Real Estate Owned. Real estate acquired through foreclosure, or a deed-in-lieu of foreclosure, is recorded at fair value less estimated selling costs at the date of acquisition or transfer, and subsequently at the lower of its new cost or fair value less estimated selling costs. Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for loan losses. The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less estimated selling costs, at which time a provision for losses on such real estate is charged to operations.

Appraisals are critical in determining the fair value of the other real estate owned amount. Assumptions for appraisals are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable.

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

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Total assets decreased $11.5 million, or 2.1%, to $526.5 million at December 31, 2010 from $537.9 million at September 30, 2010. The decrease resulted from lower balances of interest earning deposits with banks and loans receivable, net of allowance for loan loss, which decreased $14.8 million and $9.9 million, respectively, partially offset by a $12.8 million increase in investment securities.

Total loans receivable decreased $10.4 million during the three months ended December 31, 2010 to $398.2 million and were comprised of $159.2 million (40.0%) in 1-4 family residential mortgage loans, $123.2 million (30.9%) in commercial real estate loans, $44.2 million (11.1%) in construction loans, $35.8 million (9.0%) in commercial business loans, and $35.8 million (9.0%) in home equity lines of credit and other loans. Contraction of the portfolio during the quarter ended December 31, 2010 occurred primarily in construction loans, which decreased $12.9 million, followed by one-to-four family residential mortgage loans, which decreased $6.3 million. Commercial real estate and business loans increased $6.9 million and $2.2 million, respectively. The Company ceased originating new non-owner occupied construction loans in October 2008 and intends to continue decreasing construction loans as a percentage of total loans.

Total non-performing loans increased by $1.6 million to $29.1 million at December 31, 2010 from $27.4 million at September 30, 2010. The ratio of non-performing loans to total loans was 7.3% at December 31, 2010 compared to 6.7% at September 30, 2010.

Included in the non-performing loan totals were fifteen construction loans totaling $16.3 million, thirteen commercial loans totaling $9.1 million, and eight residential mortgage loans totaling $3.6 million. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans.

The increase in non-performing loans during the quarter was the result of the addition of two construction loans totaling $4.0 million and two residential mortgage loans totaling $94,000, offset by $837,000 in charge-offs, $840,000 in troubled debt restructurings, the transfer of a $581,000 commercial real estate loan to other real estate owned, and the repayment of a $185,000 non-performing residential mortgage loan.

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

Non-performing construction loans increased $2.3 million, or 16.9%, to $16.3 million at December 31, 2010 from $14.0 million at September 30, 2010. At December 31, 2010, non-performing construction loans consisted of four loans totaling $6.7 million secured by incomplete single family homes, three loans totaling $4.4 million secured by incomplete condominium units, and nine loans totaling $5.2 million secured by land and other real estate. These loans were used for land acquisition and construction in various locations in the States of New Jersey and Pennsylvania. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Fiscal year-to-date, the Bank has charged off $782,000 in construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At December 31, 2010, there was one performing construction loans with an interest reserve representing an outstanding balance of $1.0 million, original interest reserves of $94,000, advanced interest reserves of $1,000, and a remaining interest reserve balance of $93,000. At September 30, 2010, there were four performing construction loans with interest reserves representing outstanding balances of $13.7 million, original interest reserves of $1.1 million, advanced interest reserves of $644,000, and remaining interest reserve balances of $411,000.

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

Non-performing loans secured by one-to four-family residential properties decreased $131,000, or 3.5%, to $3.6 million at December 31, 2010 from $3.8 million at September 30, 2010. The loans consisted of three commercial loans totaling $3.0 million and five consumer loans totaling $645,000. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank has charged off $23,000 in non-accrual residential mortgage loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans consisted of eight loans totaling $8.2 million at December 31, 2010 and September 30, 2010. The loans were in various stages of foreclosure and collection at December 31, 2010.

Non-performing commercial business loans decreased $593,000, or 40.5%, to $872,000 at December 31, 2010 from $1.5 million at September 30, 2010. Of the six non-performing commercial business loans, one totaling $529,000 was secured by real estate as an abundance of caution. The Bank is in the process of collecting the principal outstanding on the non-accrual loans which will include foreclosure proceedings for those loans secured by real estate. Fiscal year-to date, the Bank has charged off $32,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

The allowance for loan losses decreased by $479,000 during the three months ended December 31, 2010 to $4.3 million. The decrease during the quarter was primarily attributable to net charge-offs totaling $837,000, partially offset by provisions for loan loss of $358,000. The decrease in the allowance for loan losses was primarily attributable to contraction in the loan portfolio, specifically in construction loans, which decreased $12.9 million, or 22.5%, during the quarter. Since non-performing construction loans have accounted for the majority of the Bank’s loan charge-offs, a large portion of the allowance for loan loss is maintained for performing construction loans. The recent significant decline in construction loan balances has reduced the required reserves for performing construction loans.

The allowance for loan loss does not include a specific reserve for non-performing loans as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed at least annually with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. The allowance for loan losses as a percentage of non-performing loans was 14.8% at December 31, 2010 compared with 17.4% at September 30, 2010. At December 31, 2010 our allowance for loan losses as a percentage of total loans was 1.08% compared with 1.17% at September 30, 2010. Future increases in the allowance for loan losses may be necessary based on possible future increases in non-performing loans and charge-offs, possible additional deterioration of collateral values, and the possible continuation or deterioration of the current adverse economic environment.

Investment securities increased $12.8 million to $71.4 million at December 31, 2010 from $58.7 million at September 30, 2010. The increase was the result of purchases totaling $21.9 million, offset by proceeds from investment calls and principal repayments totaling $8.6 million and a $421,000 decrease in the fair market value of investment available-for-sale during the three months ended December 31, 2010.

Other real estate owned increased $311,000 to $13.0 million during the quarter ended December 31, 2010. The increase was due to the foreclosure of the commercial real estate previously securing a $581,000 non-performing loan and the completion of various other partially completed real estate owned totaling $405,000. The Company sold two properties totaling $383,000 during the quarter ended December 31, 2010 for a gain of $157,000. In addition, the Company entered into a contract to sell a condominium project carried at $2.9 million for $2.6 million. Accordingly, a valuation allowance in the amount of $292,000 was recorded during the quarter as a loss on the sale of other real estate owned.

Other real estate owned at December 31, 2010 consisted of four residential properties, one commercial real estate property, two substantially completed condominium projects, four partially completed residential properties, and seventeen real estate lots approved for residential homes. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale. At December 31, 2010, the Company had contracts of sale or was negotiating contracts of sale on nine properties with carrying values totaling $6.7 million. The Company does not anticipate any additional losses on these properties.

Total deposits decreased $16.4 million, or 3.8%, to $411.5 million during the three months ended December 31, 2010. The outflow in deposits occurred in interest-bearing checking accounts which decreased $13.9 million, or 27.0%, to $37.6 million, certificates of deposit (including individual retirement accounts), which decreased $6.2 million, or 3.3%, to $181.8 million, non-interest checking accounts, which decreased $1.3 million, or 3.5%, to $36.0 million, and savings accounts, which decreased $227,000, or 0.4%, to $61.6 million. Partially offsetting these decreases was a $5.3 million, or 6.0%, increase in money market account balances.

Included in total deposits at December 31, 2010 were $1.8 million in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit and $10.7 million in brokered certificates of deposit.  At September 30, 2010, the Company held $2.9 million in CDARS Reciprocal certificates of deposit and $14.7 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances increased $4.5 million during the three months ended December 31, 2010 to $50.3 million, or 9.6% of assets. The increase occurred in short-term borrowings and was the result of managed outflows from higher-cost deposit accounts and year-end deposit withdrawals from business checking accounts. Securities sold under agreements to repurchase were unchanged during the three months ended December 31, 2010.

Stockholders’ equity decreased $71,000, or 0.2%, to $44.1 million at December 31, 2010 from $44.2 million at September 30, 2010. The decrease was the result of changes in the Company’s accumulated other comprehensive loss between the two periods. The Company’s book value per share decreased to $7.63 at December 31, 2010 from $7.64 at September 30, 2010.

During the three months ended December 31, 2010, the Company did not repurchase any shares. Through December 31, 2010, the Company had repurchased 66,970 shares at an average price of $9.39 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,783,131.

Average Balance Sheets for the Three Months Ended December 31, 2010 and 2009

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Three Months Ended December 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$19,281	$11	0.23%	$606	$-	0.15%
Loans receivable, net	398,044	5,148	5.13%	439,033	5,799	5.24%
Securities
Taxable	63,871	491	3.05%	70,381	695	3.92%
Tax-exempt (1)	97	2	9.09%	122	2	5.95%
FHLB of NY stock	2,752	47	6.76%	3,278	45	5.44%
Total interest-earning assets	484,045	5,699	4.67%	513,420	6,541	5.05%
Noninterest-earning assets	53,414			44,120
Total assets	$537,459			$557,540

Interest-bearing liabilities:
Savings accounts (2)	$62,880	110	0.69%	$58,253	159	1.08%
NOW accounts (3)	140,526	340	0.96%	132,480	355	1.06%
Time deposits (4)	185,139	966	2.07%	211,453	1,303	2.44%
Total interest-bearing deposits	388,545	1,416	1.45%	402,186	1,817	1.79%
Borrowings	60,273	610	4.02%	72,241	717	3.94%
Total interest-bearing liabilities	448,818	2,026	1.79%	474,427	2,534	2.12%
Noninterest-bearing liabilities	44,294			43,103
Total liabilities	493,112			517,530
Retained earnings	44,347			40,010
Total liabilities and retained earnings	$537,459			$557,540

Tax-equivalent basis adjustment		(1)			-
Net interest income		$3,672			$4,007
Interest rate spread			2.88%			2.93%
Net interest-earning assets	$35,227			$38,993
Net interest margin (5)			3.01%			3.10%
Average interest-earning assets to average interest-bearing liabilities	107.85%			108.22%
____________________________________________

(1) Calculated using 34% tax rate for quarter ended December 31, 2010 and 0% for quarter ended December 31, 2009.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

Net Income. Net income increased $106,000, to $127,000 for the three months ended December 31, 2010 from $21,000 for the three months ended December 31, 2009.

Net Interest and Dividend Income. Net interest and dividend income decreased $335,000, or 8.4%, to $3.7 million for the three months ended December 31, 2010 from $4.0 million for the three months ended December 31, 2009. Total interest and dividend income decreased $843,000 to $5.7 million for the three month period ended December 31, 2010 while total interest expense decreased $508,000 to $2.0 million from the same three month period one year earlier. For the comparison period our interest rate spread decreased 5 basis points to 2.88% from 2.93%.

Interest and Dividend Income. The decrease in interest and dividend income of $843,000, or 12.9%, to $5.7 million for the three months ended December 31, 2010 was primarily due to a decrease in overall yield of interest-bearing assets to 4.67% from 5.05%, and a decrease in the average balance of interest-earning assets of $29.4 million to $484.0 million for the three months ended December 31, 2010 from $513.4 million for the three months ended December 31, 2009.

Interest earned on loans decreased $651,000, or 11.2%, to $5.1 million for the three months ended December 31, 2010 compared with the prior year period due to a $41.0 million decrease in the average balance of loans between the periods and a 11 basis point decrease in the average yield on such loans to 5.13% from 5.24%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, decreased $205,000, or 29.4%, due to an 86 basis point decrease in the average yield on such securities to 3.06% for the three months ended December 31, 2010 from 3.92% for the three months ended December 31, 2009. The decrease in yield on investment securities was due to lower market interest rates than the prior year period. The average balance of such securities decreased $6.5 million, or 9.3%, to $64.0 million for the three months ended December 31, 2010 from $70.5 million for the three months ended December 31, 2009.

Interest Expense.  Interest expense decreased $508,000, or 20.0%, to $2.0 million for the three months ended December 31, 2010 from $2.5 million for the three months ended December 31, 2009. The decrease in interest expense was primarily due to a 33 basis point decrease in the average cost of such liabilities to 1.79% from 2.12%, and a decrease in the average balance of interest-bearing liabilities of $25.6 million, or 5.4%, to $448.8 million from $474.4 million.

The average balance of interest bearing deposits decreased to $388.5 million from $402.2 million while the average cost of such deposits decreased to 1.45% from 1.79% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $1.4 million for the three months ended December 31, 2010 from $1.8 million for the three months ended December 31, 2009.

Interest paid on advances and securities sold under agreements to repurchase decreased to $610,000 for the three months ended December 31, 2010 from $717,000 for the prior year period due to a decrease in the average balance of such borrowings to $60.3 million from $72.2 million. The lower interest paid was partially offset by an 8 basis point increase in the average cost of advances and securities sold under agreements to repurchase to 4.02% for the three months ended December 31, 2010 from 3.94% for the prior year period, reflecting the repayment of lower interest-bearing advances between periods.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $358,000 for the three months ended December 31, 2010 compared to a provision of $400,000 for the prior year period.

Net charge-offs were $837,000 for the three months ended December 31, 2010 compared with $388,000 for the three months ended December 31, 2009. The level of loan charge-offs increased from the prior year as a result of the continued depreciation of real estate collateral securing non-performing residential and construction loans due to the ongoing economic environment. During the three months ended December 31, 2010, the Bank reduced the carrying balance on four construction loans and one residential mortgage loan totaling $4.7 million by $837,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans.

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

Other Income. Non-interest income increased $252,000, or 48.9%, to $767,000 during the three months ended December 31, 2010 compared to $515,000 for the three months ended December 31, 2009. The increase in non-interest income was primarily attributable to higher net gains on the sales of assets, which were $314,000 for the three months ended December 31, 2010 compared with $155,000 for the three months ended December 31, 2009. In addition, service charge fee income increased $99,000 due to a prepayment penalty received from the payoff of a commercial real estate loan.

Other Expenses. Non-interest expenses decreased $506,000, or 11.4%, to $3.9 million for the three months ended December 31, 2010 from $4.4 million for the three months ended December 31, 2009.

Compensation and benefit expenses decreased $849,000 during the three months ended December 31, 2010 primarily due to a one-time charge of $852,000 related to the resignation of the Company’s former President and CEO recorded during the three months ended December 31, 2009. Offsetting the reduction were increases in FDIC insurance premiums, other real estate owned expenses, and occupancy expenses. FDIC insurance premiums increased $82,000, or 30.7%, due to increased insurance premium levels for all insured institutions. Other real estate owned expenses increased $78,000, or 173.3%, due to higher levels of other real estate owned as compared with the prior year period. Occupancy expenses increased $44,000, or 7.1%, due to the opening of the Bank’s sixth branch office in Bridgewater, New Jersey in June 2010.

Income Tax (Benefit) Expense. The Company recorded a tax expense of $36,000 for the three months ended December 31, 2010, compared to a tax benefit of $323,000 for the three months ended December 31, 2009.

The effective tax rate for the Company was 28.3% for the three months ended December 31, 2010. The prior period benefit resulted from a change in the tax laws that allowed the Company to carry back its 2008 and 2009 losses to reduce taxable income for the past five years (previously two years) and obtain a refund of taxes previously paid.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three month ended December 31, 2010 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2010, the Company had commitments outstanding under letters of credit of $2.0 million, commitments to originate loans of $8.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $38.6 million. There has been no material change during the three months ended December 31, 2010 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

On April 22, 2010, Magyar Bank entered into agreements with the Federal Deposit Insurance Corporation ("FDIC"), its principal federal banking regulator, and the New Jersey Department of Banking and Insurance (the "Department"), which require the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance by the FDIC and the Department of consent orders against the Bank(the "Consent Orders") relating to certain findings from a recent examination of the Bank. The Consent Orders were filed with the Securities and Exchange Commission on Form 8-K as Exhibits 10.1 and 10.2 on April 23, 2010.

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

At December 31, 2010, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 7.88%, and total qualifying capital as a percentage of risk-weighted assets was 12.96%.

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.              Legal proceedings

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.           Risk Factors

Not applicable to smaller reporting companies.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any shares during the three months ended December 31, 2010.

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

MAGYAR BANCORP, INC.
(Registrant)

Date: February 10, 2011	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 10, 2011	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer