Form 10-Q
period 2011-03-31
Magyar Bancorp, Inc.
filed 2011-05-13
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2011
Common Stock, $0.01 Par Value	5,798,831

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Cash	$1,309	$1,126
Interest earning deposits with banks	13,942	19,960
Total cash and cash equivalents	15,251	21,086

Investment securities - available for sale, at fair value	28,009	14,187
Investment securities - held to maturity, at amortized cost (fair value of $42,527
and $45,398 at March 31, 2011 and September 30, 2010, respectively)	42,397	44,479
Federal Home Loan Bank of New York stock, at cost	2,690	2,775
Loans receivable, net of allowance for loan losses of $3,769 and $4,766 at
March 31, 2011 and September 30, 2010, respectively	394,439	403,886
Bank owned life insurance	9,484	9,306
Accrued interest receivable	1,975	1,950
Premises and equipment, net	19,964	20,142
Other real estate owned ("OREO")	16,371	12,655
Other assets	7,223	7,483

Total assets	$537,803	$537,949
Liabilities and Stockholders' Equity
Liabilities
Deposits	$430,530	$427,932
Escrowed funds	1,257	1,555
Federal Home Loan Bank of New York advances	43,891	45,769
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	370	418
Accounts payable and other liabilities	2,876	3,098

Total liabilities	493,924	493,772

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,798,831 and 5,783,131 outstanding at March 31, 2011 and
September 30, 2010, respectively, at cost	59	59
Additional paid-in capital	26,337	26,396
Treasury stock: 124,911 and 140,611 shares at March 31, 2011 and
September 30, 2010, respectively, at cost	(1,514)	(1,704)
Unearned Employee Stock Ownership Plan shares	(1,284)	(1,342)
Retained earnings	21,109	21,300
Accumulated other comprehensive loss	(828)	(532)

Total stockholders' equity	43,879	44,177

Total liabilities and stockholders' equity	$537,803	$537,949

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,005	$5,788	$10,152	$11,588
Investment securities
Taxable	533	632	1,035	1,327
Tax-exempt	1	1	3	3
Federal Home Loan Bank of New York stock	40	46	87	91

Total interest and dividend income	5,579	6,467	11,277	13,009

Interest expense
Deposits	1,278	1,667	2,694	3,484
Borrowings	597	698	1,207	1,415

Total interest expense	1,875	2,365	3,901	4,899

Net interest and dividend income	3,704	4,102	7,376	8,110

Provision for loan losses	478	750	836	1,150

Net interest and dividend income after
provision for loan losses	3,226	3,352	6,540	6,960

Other income
Service charges	235	259	576	501
Other operating income	104	130	216	248
Gains on sales of loans	10	39	459	115
Gains on sales of investment securities	35	270	35	349
Gains (losses) on the sales of OREO	(157)	97	(292)	97

Total other income	227	795	994	1,310

Other expenses
Compensation and employee benefits	1,987	1,897	3,857	4,617
Occupancy expenses	709	631	1,376	1,253
Advertising	49	47	102	89
Professional fees	303	341	550	568
Service fees	145	144	289	289
REO expenses	113	81	236	125
FDIC deposit insurance premiums	357	284	706	551
Other expenses	391	441	856	799

Total other expenses	4,054	3,866	7,972	8,291

Income (loss) before income tax expense (benefit)	(601)	281	(438)	(21)

Income tax expense (benefit)	(244)	2	(208)	(321)

Net income (loss)	$(357)	$279	$(230)	$300

Net income (loss) per share-basic and diluted	$(0.06)	$0.05	$(0.04)	$0.05

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended March  31, 2011
(In Thousands, Except for Share Amounts)
(Unaudited)

	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2010	5,783,131	$59	$26,396	$(1,704)	$(1,342)	$21,300	$(532)	$44,177

Comprehensive loss:
Net loss	-	-	-	-	-	(230)	-	(230)
Unrealized loss on securities available-
for-sale, net of tax benefit of $108	-	-	-	-	-	-	(214)	(214)
Reclassification adjustment for gains included
in net loss, net of tax benefit of $14	-	-	-	-	-	-	(21)	(21)
Unrealized loss on derivatives,
net of tax benefit of $40	-	-	-	-	-	-	(61)	(61)
Total comprehensive loss								(526)

Treasury stock used for restricted stock plan	15,700	-	(229)	190	-	39	-	-
ESOP shares allocated	-	-	(31)	-	58	-	-	27
Stock-based compensation expense	-	-	201	-	-	-	-	201

Balance, March 31, 2011	5,798,831	$59	$26,337	$(1,514)	$(1,284)	$21,109	$(828)	$43,879

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Six Months Ended March 31,
	2011	2010
	(Unaudited)
Operating activities
Net income (loss)	$(230)	$300
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	485	560
Premium amortization on investment securities, net	155	75
Provision for loan losses	836	1,150
Provision for loss on other real estate owned	449	-
Proceeds from the sales of loans	7,613	1,875
Gains on sale of loans	(459)	(115)
Gains on sales of investment securities	(35)	(349)
Gains on the sales of other real estate owned	(157)	(97)
ESOP compensation expense	27	24
Stock-based compensation expense	201	151
(Increase) decrease in accrued interest receivable	(25)	156
Increase in surrender value bank owned life insurance	(178)	(224)
Decrease (increase) in other assets	320	(3,262)
Decrease in accrued interest payable	(48)	(148)
Decrease in accounts payable and other liabilities	(222)	(74)
Net cash provided by operating activities	8,732	22

Investing activities
Net (increase) decrease in loans receivable	(2,124)	4,182
Purchases of investment securities held to maturity	(7,747)	(7,153)
Purchases of investment securities available for sale	(18,091)	(1,775)
Sales of investment securities held to maturity	-	4,000
Sales of investment securities available for sale	2,016	3,555
Proceeds from calls of investment securities held to maturity	-	3,028
Principal repayments on investment securities held to maturity	9,752	4,445
Principal repayments on investment securities available for sale	1,854	1,688
Purchases of premises and equipment	(307)	(101)
Investment in other real estate owned	(968)	(81)
Proceeds from the sale of other real estate owned	541	887
Redemption of Federal Home Loan Bank stock	85	47
Net cash (used) provided by investing activities	(14,989)	12,722

Financing activities
Net increase (decrease) in deposits	2,598	(13,319)
Net decrease in escrowed funds	(298)	(15)
Repayments of long-term advances	(1,878)	(1,037)
Net cash provided (used) by financing activities	422	(14,371)
Net decrease in cash and cash equivalents	(5,835)	(1,627)

Cash and cash equivalents, beginning of period	21,086	7,921

Cash and cash equivalents, end of period	$15,251	$6,294

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,949	$5,047
Income taxes	$6	$4
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$3,581	$5,238

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

Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The September 30, 2010 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

The FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 in January 2011 to temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.

The FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring in April 2011 to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is evaluating the updates to Topic 310 and does not expect their implementation to have a material impact on its consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2011 and 2010 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three and six months ended March 31, 2011 and the three and six months ended March 31, 2010. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands except for per share data)

Income (loss) applicable to common shares	$(357)	$279	$(230)	$300
Weighted average number of common shares
outstanding - basic	5,800	5,782	5,798	5,780
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares
and common share equivalents - diluted	5,800	5,782	5,798	5,780

Basic earnings (loss) per share	$(0.06)	$0.05	$(0.04)	$0.05

Diluted earnings (loss) per share	N/A	$0.05	N/A	$0.05

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 25,588 shares of restricted shares at a weighted average price of $10.15 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2011 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 30,084 restricted shares at a weighted average price of $14.55 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2010 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended March 31, 2011:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at September 30, 2010	188,276	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2011	188,276	$14.61	5.9 years	$-

Exercisable at March 31, 2011	154,561	$14.61	5.9 years	$-

The following is a summary of the Company’s non-vested stock awards as of March 31, 2011 and changes during the six months ended March 31, 2011:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Balance at September 30, 2010	45,390	$11.45
Granted	-	-
Vested	(15,697)	14.55
Forfeited	-	-
Balance at March 31, 2011	29,693	$9.81

Stock option and stock award expenses included with compensation expense were $81,000 and $120,000, respectively, for the six months ended March 31, 2011.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2011, the Company had repurchased a total of 66,970 shares of its common stock at an average cost of $9.39 per share under this program. No shares have been repurchased during the six months ended March 31, 2011. Under the stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2011. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At March 31, 2011, shares allocated to participants totaled 84,631. Unallocated ESOP shares held in suspense totaled 133,232 at March 31, 2011 and had a fair market value of $572,898. The Company's contribution expense for the ESOP was $27,000 and $24,000 for the six months ended March 31, 2011 and 2010, respectively.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2011			2010
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Dollars in thousands)
Unrealized holding gains arising
during period on:
Available-for-sale investments	$100	$(46)	$54	$395	$(153)	$242
Less reclassification adjustment for
gains realized in net income	(35)	14	(21)	(270)	107	(163)
Interest rate derivatives	(28)	11	(17)	(72)	29	(43)

Other comprehensive income, net	$37	$(21)	$16	$53	$(17)	$36

	Six Months Ended March 31,
	2011			2010
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Dollars in thousands)
Unrealized holding losses arising
during period on:
Available-for-sale investments	$(321)	$107	$(214)	$105	$(45)	$60

Less reclassification adjustment for
gains realized in net income	(35)	14	(21)	(349)	139	(210)

Interest rate derivatives	(101)	40	(61)	(150)	60	(90)

Other comprehensive loss, net	$(457)	$161	$(296)	$(394)	$154	$(240)

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

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,528	$-	$3,528	$-
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,761	-	13,761	-
Mortgage backed securities-commercial	4,173	-	4,173	-
Debt securities	4,842	-	4,842	-
Private label mortgage-backed securities-residential	1,705	-	1,705	-
Total securities available for sale	$28,009	$-	$28,009	$-

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,878	$-	$3,878	$-
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	2,940	-	2,940	-
Mortgage backed securities-commercial	4,270	-	4,270	-
Debt securities	1,002	-	1,002	-
Private label mortgage-backed securities-residential	2,097	-	2,097	-
Total securities available for sale	$14,187	$-	$14,187	$-
Derivatives	51	-	51	-
	$14,238	$-	$14,238	$-

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2011.

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$6,869	$-	$-	$6,869
Other real estate owned	3,446	-	-	3,446
	$10,315	$-	$-	$10,315

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$16,193	$-	$-	$16,193

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and September 30, 2010 were as follows:

	March 31, 2011		September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)

Financial assets
Investment securities	$70,406	$70,536	$58,666	$59,585
Loans, net of allowance for loan losses	394,439	398,629	403,886	408,790
Bank owned insurance policies	9,484	9,484	9,306	9,306

Financial liabilities
Deposits
Demand, NOW and money market savings	$247,422	$247,422	$239,917	$239,917
Certificates of deposit	183,108	186,667	188,015	191,636

Total deposits	$430,530	$434,089	$427,932	$431,553

Borrowings	$58,891	$61,542	$60,769	$64,068

Interest rate derivatives	$-	$-	$51	$51

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

NOTE H - INVESTMENT SECURITIES

The following table is an analysis of the amortized cost and fair values of securities available for sale at March 31, 2011 and September 30, 2010:

	At March 31, 2011				At September 30, 2010.
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,542	$21	$(35)	$3,528	$3,904	$-	$(26)	$3,878
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,081	70	(390)	13,761	2,833	107	-	2,940
Mortgage backed securities-commercial	4,195	-	(22)	4,173	4,274	-	(4)	4,270
Debt securities	5,000	-	(158)	4,842	1,001	1	-	1,002
Private label mortgage-backed securities-residential	1,734	-	(29)	1,705	2,362	-	(265)	2,097
Total securities available for sale	$28,552	$91	$(634)	$28,009	$14,374	$108	$(295)	$14,187

The maturities of the debt securities and mortgage-backed securities available-for-sale at March 31, 2011 are summarized in the following table:

	At March 31, 2011
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	1,000	1,000
Due after 5 but within 10 years	4,000	3,842
Due after 10 years	-	-
Total debt securities	5,000	4,842

Mortgage-backed securities:
Residential	19,357	18,994
Commercial	4,195	4,173
Total	$28,552	$28,009

The following table is an analysis of the amortized cost and fair values of securities held to maturity at March 31, 2011 and September 30, 2010:

	At March 31, 2011				At September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$16,285	$178	$(135)	$16,328	$18,407	$401	$-	$18,808
Mortgage-backed securities-commercial	1,685	19	-	1,704	1,725	22	-	1,747
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	16,124	250	(65)	16,309	17,880	425	-	18,305
Debt securities	6,496	4	(117)	6,383	4,499	35	-	4,534
Private label mortgage-backed securities-residential	1,735	74	(82)	1,727	1,871	101	(70)	1,902
Obligations of state and political subdivisions	72	4	-	76	97	5	-	102
Total securities held to maturity	$42,397	$529	$(399)	$42,527	$44,479	$989	$(70)	$45,398

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2011 are summarized in the following table:

	At March 31, 2011
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	2,072	2,037
Due after 5 but within 10 years	1,500	1,440
Due after 10 years	2,996	2,982
Total debt securities	6,568	6,459

Mortgage-backed securities:
Residential	34,144	34,364
Commercial	1,685	1,704
Total	$42,397	$42,527

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2011.

The following tables present the gross unrealized losses and fair value at March 31, 2011 and September 30, 2010 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2011
		Less Than 12 Months		12 Months Or Greater		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	3	$6,427	$(170)	$-	$-	$6,427	$(170)
Mortgage-backed securities-commercial	1	-	-	22	-	22	-
Obligations of U.S. government-sponsored
enterprises:
Mortgage-backed securities - residential	12	18,372	(455)	-	-	18,372	(455)
Mortgage backed securities - commercial	1	4,173	(22)	-	-	4,173	(22)
Debt securities	7	10,221	(275)	-	-	10,221	(275)
Private label mortgage-backed securities:
Residential	3	-	-	2,539	(111)	2,539	(111)
Total	27	$39,193	$(922)	$2,561	$(111)	$41,754	$(1,033)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2011, there were twenty-seven investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2011.

		September 30, 2010
		Less Than 12 Months		12 Months Or Greater		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	2	$3,878	$(26)	$-	$-	$3,878	$(26)
Obligations of U.S. government-
sponsored enterprises:
Mortgage backed securities - commercial	1	4,270	(4)	-	-	4,270	(4)
Private label mortgage-backed securities:
Residential	3	-	-	2,964	(335)	2,964	(335)
Total	6	$8,148	$(30)	$2,964	$(335)	$11,112	$(365)

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31, 2011	September 30, 2010
	(Dollars in thousands)

One-to four-family residential	$161,811	$165,462
Commercial real estate	125,631	116,222
Construction	39,684	57,086
Home equity lines of credit	22,134	22,823
Commercial business	35,805	33,676
Other	13,002	13,277

Total loans receivable	398,067	408,546
Net deferred loan costs	141	106
Allowance for loan losses	(3,769)	(4,766)

Total loans receivable, net	$394,439	$403,886

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary for the period presented:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)

March 31, 2011
One-to four-family residential	$-	$-	$2,282	$2,282	$2,336
Commercial real estate	-	-	7,638	7,638	8,771
Construction	-	-	13,153	13,153	18,826
Home equity lines of credit	-	-	1,303	1,303	1,397
Commercial business	-	-	715	715	876
Other	-	-	18	18	18

Total impaired loans	$-	$-	$25,109	$25,109	$32,224

At September 30, 2010, impaired loans, none of which had specific allowances, totaled $27,412,000.

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	For the Three Months Ended March 31, 2011	For the Six Months Ended March 31, 2011
	(Dollars in thousands)

One-to four-family residential	$2,301	$2,351
Commercial real estate	7,933	8,031
Construction	13,051	13,357
Home equity lines of credit	1,303	1,303
Commercial business	783	1,010
Other	9	6
Average investment in impaired loans	$25,380	$26,058

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the period presented:

	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2011
One-to four-family residential	$153,691	$4,854	$3,266	$-	$161,811
Commercial real estate	110,111	5,119	10,401	-	125,631
Construction	16,218	7,232	16,234	-	39,684
Home equity lines of credit	18,999	1,192	1,943	-	22,134
Commercial business	28,754	5,102	1,882	67	35,805
Other	12,984	-	18	-	13,002
Total	$340,757	$23,499	$33,744	$67	$398,067

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the period presented:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Non- Accrual	Total Loans
	(Dollars in thousands)
March 31, 2011
One-to four-family residential	$158,724	$648	$157	$2,282	$3,087	$2,282	$161,811
Commercial real estate	115,401	2,021	129	8,080	10,230	7,879	125,631
Construction	21,691	1,669	3,171	13,153	17,993	13,153	39,684
Home equity lines of credit	20,632	-	199	1,303	1,502	1,303	22,134
Commercial business	34,836	15	-	954	969	715	35,805
Other	12,934	-	50	18	68	18	13,002
Total	$364,218	$4,353	$3,706	$25,790	$33,849	$25,350	$398,067

At September 30, 2010, nonaccrual loans totaled $27,417,000 and loans ninety days or more delinquent and accruing interest totaled $583,000.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011:

	One-to Four- Family Residential	Commercial Real Estate	Construction	Home Equity Lines of Credit	Commercial Business	Other	Unallocated	Total
	(Dollars in thousands)
ALL balance at
December 31, 2010	$474	$927	$1,695	$65	$605	$12	$509	$4,287
Charge-offs	(32)	(585)	(224)	-	(155)	-		(996)
Recoveries	-	-	-	-	-	-		-
Provision	22	808	(133)	(4)	192	2	(409)	478
ALL balance at
March 31, 2011	$464	$1,150	$1,338	$61	$642	$14	$100	$3,769
Loans receivable:
Individually evaluated
for impairment	$2,282	$7,638	$13,153	$1,303	$715	$18		$25,109
Collectively evaluated
for impairment	159,529	117,993	26,531	20,831	35,090	12,984		372,958

Total	$161,811	$125,631	$39,684	$22,134	$35,805	$13,002		$398,067

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

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31, 2011	September 30, 2010
	(Dollars in thousands)

Demand accounts	$46,225	$37,298
Savings accounts	61,762	61,867
NOW accounts	40,455	51,473
Money market accounts	98,980	89,279
Certificates of deposit	152,105	156,528
Retirement certificates	31,003	31,487

	$430,530	$427,932

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at March 31, 2011, the amount of which has not materially changed from that in place at September 30, 2010.

A reconciliation of income tax (benefit) between the amounts calculated based upon pre-tax income (loss) at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Income tax benefit at 34%
statutory federal tax rate	$(204)	$96	$(149)	$(7)
Change in valuation allowance related
to deferred income tax assets	-	(325)	-	(325)
State tax (benefit) expense	(18)	1	(13)	3
Other	(22)	230	(46)	8

Income tax (benefit)	$(244)	$2	$(208)	$(321)

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

As of March 31, 2011, the Company did not hold any interest rate floors or collars. As of September 30, 2010, the Company held one Prime-based interest rate floor with a maturity date of December 27, 2010. The counterparty in the transaction was Wells Fargo (formerly Wachovia Bank, N.A). In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of our interest rate derivative contract as of March 31, 2011 and September 30, 2010.

				Fair Value
	Notional Amount	Strike	Maturity Date	March 31, 2011	September 30, 2010
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$-	$51

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	March 31, 2011	September 30, 2010
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,548	$2,048
Unused lines of credit	37,240	42,890
Fixed rate loan commitments	8,268	3,746
Variable rate loan commitments	96	100

	$47,152	$48,784

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

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Total assets decreased $146,000, or 0.03%, to $537.8 million at March 31, 2011 from $537.9 million at September 30, 2010. The decrease resulted from a $9.4 million decrease in loans receivable, net of allowance for loan loss, and a $5.8 million decrease in cash and cash equivalents, offset by an $11.7 million increase in investment securities and a $3.7 million increase in other real estate owned.

Total loans receivable decreased $10.5 million during the six months ended March 31, 2011 to $398.1 million and were comprised of $161.8 million (40.6%) in one-to-four family residential mortgage loans, $125.6 million (31.6%) in commercial real estate loans, $39.7 million (10.0%) in construction loans, $35.8 million (9.0%) in commercial business loans, and $35.2 million (8.8%) in home equity lines of credit and other loans. Contraction of the portfolio during the six- months ended March 31, 2011 occurred primarily in construction loans, which decreased $17.4 million, followed by one-to-four family residential mortgage loans, which decreased $3.7 million. Commercial real estate and business loans increased $9.4 million and $2.1 million, respectively. The Company ceased originating new non-owner occupied construction loans in October 2008 and intends to continue decreasing construction loans as a percentage of total loans.

Total non-performing loans decreased by $2.2 million to $25.8 million at March 31, 2011 from $28.0 million at September 30, 2010. The ratio of non-performing loans to total loans was 6.5% at March 31, 2011 compared to 6.9% at September 30, 2010.

Included in the non-performing loan totals were fourteen construction loans totaling $13.2 million, fourteen commercial loans totaling $9.0 million, four residential mortgage loans totaling $2.3 million, three home equity lines of credit totaling $1.3 million, and two consumer loans totaling $18,000.

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

Non-performing construction loans decreased $1.4 million, or 9.6%, to $13.2 million at March 31, 2011 from $14.6 million at September 30, 2010. The decrease was attributable to the transfer of three loans totaling $3.0 million to other real estate owned, the restructuring of three loans totaling $840,000, and charge-offs totaling $1.0 million, partially offset by one new non-performing construction loan totaling $3.4 million. At March 31, 2011, non-performing construction loans consisted of four loans totaling $6.8 million secured by incomplete single family homes, two loans totaling $1.5 million secured by incomplete condominium units, and eight loans totaling $4.9 million secured by land and other real estate. These loans were used for land acquisition and construction in various locations in the States of New Jersey and Pennsylvania. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Year-to-date, the Bank has charged off $1.0 million in construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At March 31, 2011, there was one performing construction loan with an interest reserve representing an outstanding balance of $1.1 million, original interest reserves of $94,000, advanced interest reserves of $8,000, and a remaining interest reserve balance of $86,000. At September 30, 2010, there were four performing construction loans with interest reserves representing outstanding balances of $13.7 million, original interest reserves of $1.1 million, advanced interest reserves of $644,000, and remaining interest reserve balances of $411,000.

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

Non-performing loans secured by one-to four-family residential properties decreased $169,000, or 4.7%, to $3.6 million at March 31, 2011 from $3.8 million at September 30, 2010. The loans consisted of three commercial-purpose loans totaling $3.0 million and four consumer loans totaling $614,000. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank has charged off $55,000 in non-accrual residential mortgage loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans decreased $148,000, or 1.8%, to $8.1 million at March 31, 2011 from $8.2 million at September 30, 2010. The loans were in various stages of foreclosure and collection at March 31, 2011. Fiscal year-to-date, the Bank has charged off $585,000 in non-accrual commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans decreased $511,000, or 34.9%, to $954,000 at March 31, 2011 from $1.5 million at September 30, 2010. Of the seven non-performing commercial business loans, one totaling $529,000 was secured by real estate. The Bank is in the process of collecting the principal outstanding on the non-accrual loans which will include foreclosure proceedings for those loans secured by real estate. Fiscal year-to-date, the Bank has charged off $188,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

The allowance for loan losses decreased by $997,000 during the six months ended March 31, 2011 to $3.8 million. The decrease during the six month period was primarily attributable to net charge-offs totaling $1.8 million, partially offset by provisions for loan loss of $836,000. The decrease in the allowance for loan losses was primarily attributable to contraction in the loan portfolio, specifically in construction loans, which decreased $17.4 million, or 30.5%, during the six month period. Since non-performing construction loans have accounted for the majority of the Bank’s loan charge-offs, a large portion of the allowance for loan loss is maintained for performing construction loans. The recent significant decline in construction loan balances has reduced the required reserves for performing construction loans and therefore the total allowance for loan loss.

The allowance for loan loss does not include a specific reserve for non-performing loans as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed at least annually with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. The allowance for loan losses as a percentage of non-performing loans was 14.6% at March 31, 2011 compared with 17.0% at September 30, 2010. At March 31, 2011 our allowance for loan losses as a percentage of total loans was 0.95% compared with 1.17% at September 30, 2010. Future increases in the allowance for loan losses may be necessary based on possible future increases in non-performing loans and charge-offs, possible additional deterioration of collateral values, and the possible continuation or deterioration of the current adverse economic environment.

Investment securities increased $11.7 million to $70.4 million at March 31, 2011 from $58.7 million at September 30, 2010. The increase was the result of purchases totaling $25.8 million of U.S. Government-sponsored enterprise obligations, offset by principal repayments totaling $11.6 million, the sale of one security totaling $2.0 million, a market value adjustment in the available-for-sale portfolio of $356,000, and security amortization of $155,000 during the six months ended March 31, 2011.

Other real estate owned increased $3.7 million to $16.4 million at March 31, 2011 from $12.7 million at September 30, 2010. The increase was primarily the result of the foreclosure of collateral securing three construction loans which consisted of two completed residential homes and one incomplete 10-unit condominium building.

Other real estate owned at March 31, 2011 consisted of six residential properties, one commercial real estate property, three substantially completed condominium projects, four partially completed residential properties, and seventeen real estate lots approved for residential homes. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale. At March 31, 2011, the Company had contracts of sale or was negotiating contracts of sale on nine properties with carrying values totaling $8.1 million. The Company does not anticipate any additional losses on these properties.

Total deposits increased $2.6 million, or 0.6%, to $430.5 million during the six months ended March 31, 2011. The increase in deposits occurred in money market account balances, which increased $9.7 million, or 10.9%, to $99.0 million and in non-interest checking accounts, which increased $8.9 million, or 23.9%, to $46.2 million. Offsetting the increase were decreases in interest-bearing checking accounts, which decreased $11.0 million, or 21.4%, to $40.5 million and certificates of deposit (including individual retirement accounts), which decreased $4.9 million to $183.1 million. The Company’s ability to maintain its net interest margin in the first half of its fiscal year was largely a result of the replacement of higher-rate certificates of deposit with non-interest checking and money market balances.

Included in total deposits at March 31, 2011 were $1.8 million in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit and $10.7 million in brokered certificates of deposit. At September 30, 2010, the Company held $2.9 million in CDARS Reciprocal certificates of deposit and $14.7 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances decreased $1.9 million during the six months ended March 31, 2011 to $43.9 million, or 8.2% of assets. The decrease resulted from maturities of longer-term advances that were repaid using inflows from deposits. Securities sold under agreements to repurchase were unchanged during the six months ended March 31, 2011.

Stockholders’ equity decreased $298,000, or 0.7%, to $43.9 million at March 31, 2011 from $44.2 million at September 30, 2010. The decrease was due to the Company’s results from operations and changes in the Company’s accumulated other comprehensive loss during the six month period. The Company’s book value per share decreased to $7.57 at March 31, 2011 from $7.64 at September 30, 2010.

During the six months ended March 31, 2011, the Company did not repurchase any shares. Through March 31, 2011, the Company had repurchased 66,970 shares at an average price of $9.39 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,798,831.

Average Balance Sheets for the Three and Six Months Ended March 31, 2011 and 2010

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2011 and 2010. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
 Comparative Average Balance Sheets
 (Dollars In Thousands)

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$9,344	$4	0.18%	$4,362	$1	0.07%
Loans receivable, net	393,798	5,005	5.15%	431,721	5,788	5.44%
Securities
Taxable	72,344	529	2.97%	64,860	631	3.94%
Tax-exempt (1)	77	2	8.44%	102	1	5.80%
FHLB of NY stock	2,760	40	5.91%	3,178	46	5.90%
Total interest-earning assets	478,323	5,580	4.73%	504,223	6,467	5.20%
Noninterest-earning assets	53,639			51,591
Total assets	$531,962			$555,814

Interest-bearing liabilities:
Savings accounts (2)	$61,667	89	0.58%	$63,025	174	1.12%
NOW accounts (3)	134,935	256	0.77%	137,339	356	1.05%
Time deposits (4)	182,936	933	2.07%	204,031	1,137	2.26%
Total interest-bearing deposits	379,538	1,278	1.37%	404,395	1,667	1.67%
Borrowings	60,727	597	3.99%	70,131	698	4.04%
Total interest-bearing liabilities	440,265	1,875	1.73%	474,526	2,365	2.02%
Noninterest-bearing liabilities	48,026			41,102
Total liabilities	488,291			515,628
Retained earnings	43,671			40,186
Total liabilities and retained earnings	$531,962			$555,814

Tax-equivalent basis adjustment		(1)			-
Net interest income		$3,704			$4,102
Interest rate spread			3.00%			3.18%
Net interest-earning assets	$38,058			$29,697
Net interest margin (5)			3.14%			3.30%
Average interest-earning assets to average interest-bearing liabilities	108.64%			106.26%
________________________________
(1)	Calculated using 34% tax rate for the three months ended March 31, 2011 and 0% for the three months ended March 31, 2010.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
 Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Six Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$14,367	$15	0.21%	$2,463	$1	0.08%
Loans receivable, net	395,944	10,152	5.14%	435,365	11,588	5.34%
Securities
Taxable	68,061	1,020	3.00%	67,596	1,326	3.93%
Tax-exempt (1)	87	4	4.40%	112	3	5.86%
FHLB of NY stock	2,756	87	6.34%	3,227	91	5.66%
Total interest-earning assets	481,215	11,278	4.70%	508,763	13,009	5.13%
Noninterest-earning assets	53,526			47,953
Total assets	$534,741			$556,716

Interest-bearing liabilities:
Savings accounts (2)	$62,280	$198	0.64%	$60,663	$333	1.10%
NOW accounts (3)	137,761	596	0.87%	134,940	711	1.06%
Time deposits (4)	184,049	1,900	2.07%	207,748	2,440	2.36%
Total interest-bearing deposits	384,090	2,694	1.41%	403,351	3,484	1.73%
Borrowings	60,498	1,207	4.00%	71,172	1,415	3.99%
Total interest-bearing liabilities	444,588	3,901	1.76%	474,523	4,899	2.07%
Noninterest-bearing liabilities	46,257			41,945
Total liabilities	490,845			516,468
Retained earnings	43,896			40,248
Total liabilities and retained earnings	$534,741			$556,716

Tax-equivalent basis adjustment		(1)			-
Net interest income		$7,376			$8,110
Interest rate spread			2.94%			3.06%
Net interest-earning assets	$36,627			$34,240
Net interest margin (5)			3.07%			3.20%
Average interest-earning assets to average interest-bearing liabilities	108.24%			107.22%
________________________________
(1)	Calculated using 34% tax rate for the six months ended March 31, 2011 and 0% for the six months ended March 31, 2010.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Net Income. Net income decreased $636,000, to a net loss of $357,000 for the three months ended March 31, 2011 from net income of $279,000 for the three months ended March 31, 2010.

Net Interest and Dividend Income. Net interest and dividend income decreased $398,000, or 9.7%, to $3.7 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010. Total interest and dividend income decreased $888,000 to $5.6 million for the three month period ended March 31, 2011 while total interest expense decreased $490,000 to $1.9 million from the same three month period one year earlier. For the comparison period our interest rate spread decreased 18 basis points to 3.00% from 3.18%.

Interest and Dividend Income. The decrease in interest and dividend income of $888,000, or 13.7%, to $5.6 million for the three months ended March 31, 2011 was primarily due to a decrease in overall yield of interest-earning assets to 4.73% from 5.20%, and a decrease in the average balance of interest-earning assets of $25.9 million to $478.3 million for the three months ended March 31, 2011 from $504.2 million for the three months ended March 31, 2010.

Interest earned on loans decreased $783,000, or 13.5%, to $5.0 million for the three months ended March 31, 2011 compared with the prior year period due to a $37.9 million decrease in the average balance of loans between the periods and a 29 basis point decrease in the average yield on such loans to 5.15% from 5.44%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, decreased $99,000, or 15.6%, due to a 96 basis point decrease in the average yield on such securities to 2.97% for the three months ended March 31, 2011 from 3.94% for the three months ended March 31, 2010. The decrease in yield on investment securities was due to lower market interest rates than the prior year period. The average balance of such securities increased $7.4 million, or 11.5%, to $72.4 million for the three months ended March 31, 2011 from $65.0 million for the three months ended March 31, 2010.

Interest Expense.  Interest expense decreased $490,000, or 20.7%, to $1.9 million for the three months ended March 31, 2011 from $2.4 million for the three months ended March 31, 2010. The decrease in interest expense was primarily due to a 29 basis point decrease in the average cost of such liabilities to 1.73% from 2.02%, and a decrease in the average balance of interest-bearing liabilities of $34.2 million, or 7.2%, to $440.3 million from $474.5 million.

The average balance of interest bearing deposits decreased $24.9 million to $379.5 million from $404.4 million while the average cost of such deposits decreased to 1.37% from 1.67% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $1.3 million for the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010.

 Interest paid on advances and securities sold under agreements to repurchase decreased to $597,000 for the three months ended March 31, 2011 from $698,000 for the prior year period due to a decrease in the average balance of such borrowings to $60.7 million from $70.1 million. In addition, the average cost of advances and securities sold under agreements to repurchase decreased 5 basis points to 3.99% for the three months ended March 31, 2011 from 4.04% for the prior year period, reflecting the repayment of higher interest-bearing advances between periods.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $478,000 for the three months ended March 31, 2011 compared to a provision of $750,000 for the prior year period.

Net charge-offs were $996,000 for the three months ended March 31, 2011 compared with $758,000 for the three months ended March 31, 2010. The level of loan charge-offs increased from the prior year as a result of the continued depreciation of real estate collateral securing non-performing residential and construction loans due to the ongoing economic environment. During the three months ended March 31, 2011, the Bank reduced the carrying balance on seven loans totaling $6.8 million to the appraised fair value of collateral, net of estimated disposition costs, securing the loans.

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
Other Income. Non-interest income decreased $568,000, or 71.4%, to $227,000 during the three months ended March 31, 2011 compared to $795,000 for the three months ended March 31, 2010. The decrease was attributable to lower gains on the sales of assets.

The Company recorded a $157,000 loss on other real estate owned for the three months ended March 31, 2011, which was a decrease of $254,000 from a gain of $97,000 for the three months ended March 31, 2010. The losses were the result of valuation allowances placed against two properties with an aggregate carrying value of $978,000 that are under contract of sale and are expected to close during the next quarter. In addition, gains on the sale of available-for-sale investment securities decreased $235,000 to $35,000 for the three months ended March 31, 2011 from $270,000 for the three months ended March 31, 2010.

Other Expenses. Non-interest expenses increased $188,000, or 4.9%, to $4.1 million from $3.9 million for the three months ended March 31, 2010.

Compensation and benefit expenses increased $90,000, or 4.7%, due to additional staffing for the Bank’s Bridgewater branch office in June 2010 and annual merit increases for employees and directors during the year. Occupancy expenses increased $78,000, or 12.4%, due to the opening and operation of the new Bridgewater branch. In addition, the Federal Deposit Insurance Corporation deposit insurance premiums increased $73,000, or 25.7%. Partially offsetting these increases were decreases in professional fees and other miscellaneous expenses.

Income Tax (Benefit) Expense. The Company recorded a tax benefit of $244,000 for the three months ended March 31, 2011, compared to a tax expense of $2,000 for the three months ended March 31, 2010. The effective tax rate for the Company was 40.6% for the three months ended March 31, 2011.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and 2010

Net Income (Loss). Net income decreased $530,000, to a net loss of $230,000 for the six months ended March 31, 2011 compared with net income of $300,000 for the six months ended March 31, 2010.

Net Interest and Dividend Income. Net interest and dividend income decreased $734,000, or 9.1%, to $7.4 million for the six months ended March 31, 2011 from $8.1 million for the six months ended March 31, 2010. Total interest and dividend income decreased $1.7 million to $11.3 million for the six month period ended March 31, 2011 while total interest expense decreased $998,000 to $3.9 million from the same six month period in 2010. For the comparison period our interest rate spread decreased 12 basis points to 2.94% from 3.06%.

Interest and Dividend Income. Total interest and dividend income decreased $1.7 million, or 13.3%, to $11.3 million for the six months ended March 31, 2011 from $13.0 million for the same period last year. The decrease in interest income was primarily due to a 43 basis point decrease in the overall yield of interest-bearing assets to 4.70% from 5.13% and a decrease in the average balance of interest-earning assets of $27.6 million to $481.2 million from $508.8 million.

Interest earned on loans decreased $1.4 million, or 12.4%, to $10.2 million for the six months ended March 31, 2011 from $11.6 million for the prior year period. While the average yield on such loans decreased 20 basis points, to 5.14% from 5.34%, the average balance of loans decreased $39.5 million, or 9.1%, to $395.9 million for the six months ended March 31, 2011 from $435.4 million for the six months ended March 31, 2010.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased $292,000, or 22.0%, to $1.0 million for the six month period ended March 31, 2011 from $1.3 million a year earlier. The average balance of such securities increased $440,000, or 0.6%, to $68.1 million from $67.7 million and the average yield on investment securities fell 93 basis point to 3.00% from 3.93%. The decreased yield on investment securities resulted from the lower interest rate environment during the six months ended March 31, 2011 compared with the prior year period.

Interest Expense. Interest expense decreased $998,000, or 20.4%, to $3.9 million for the six months ended March 31, 2011 from $4.9 million for the six months ended March 31, 2010. The decrease in interest expense was primarily due to a 31 basis point decrease in the average cost of such liabilities to 1.76% from 2.07% and a decrease in the average balance of interest-bearing liabilities of $29.9 million, or 6.3%, to $444.6 million.

The average balance of interest bearing deposits decreased $19.3 million to $384.1 million for the six months ended March 31, 2011 from $403.4 million for the same period last year while the average cost of such deposits decreased 32 basis points to 1.41% from 1.73%. This resulted in a $790,000 decrease in interest paid on deposits to $2.7 million for the six months ended March 31, 2011 from $3.5 million for the six months ended March 31, 2010.

Interest on advances and securities sold under agreements to repurchase decreased $208,000 to $1.2 million for the six months ended March 31, 2011 compared to the prior year period. The decrease in interest expense was due to a decrease in average balance to $60.5 million from $71.2 million partially offset by a 1 basis point increase in the average cost of advances and securities sold under agreements to repurchase to 4.00% for the six months ended March 31, 2011 from 3.99% for the prior year period. The increase in cost of advances was due to the repayment of the Company’s overnight line of credit, which bore a lower rate than the term advances remaining.

Provision for Loan Losses. The provision for loan losses was $836,000 for the six months ended March 31, 2011 compared to $1.2 million for the six months ended March 31, 2010. The decrease in the provision for loan loss was due primarily to the stabilization of non-performing loan levels and lower levels of outstanding construction loans.

Non-performing loans decreased $2.2 million to $25.8 million at March 31, 2011 from $28.0 million at March 31, 2010. Net charge-offs were $1.8 million for the six months ended March 31, 2011 compared to $1.1 million for the six months ended March 31, 2010.

The loan charge-offs during the six months ended March 31, 2011 resulted primarily from additional write-downs of loans previously deemed impaired. Four non-performing construction loans totaling $7.4 million were further written down by $1.0 million during the six months based on updated appraisals of the real estate securing the loans, reflecting continued depreciation from one year earlier. Of these four loans, two totaling $3.0 million at September 30, 2010 were transferred to other real estate owned. In addition, the Company wrote down three commercial business loan totaling $3.9 million by $773,000 and two loans secured by residential mortgages totaling $294,000 by $55,000 during the six months ended March 31, 2011.

Other Income. Non-interest income decreased $316,000, or 24.1%, to $994,000 for the six months ended March 31, 2011 compared to $1.3 million for the six months ended March 31, 2010. The decrease was attributable to lower gains on the sales of assets.

The Company recorded a $292,000 loss for other real estate owned for the six months ended March 31, 2011, which decreased $389,000 from a gain of $97,000 for the six months ended March 31, 2010. The losses were the result of valuation allowances totaling $449,000 that were placed against three properties previously carried for $3.9 million that are under contract of sale. In addition, gains on the sale of available-for-sale investment securities decreased $314,000 to $35,000 for the six months ended March 31, 2011 from $349,000 for the six months ended March 31, 2010. Partially offsetting the lower gains were gains from the sales of loans, which increased $344,000 to $459,000 for the six months ended March 31, 2011 compared with $115,000 for the three months ended March 31, 2010.

Other Expenses. Non-interest expenses decreased $319,000, or 3.8%, to $8.0 million for the six months ended March 31, 2011 from $8.3 million for the six months ended March 31, 2010.

Compensation and benefit expenses decreased $760,000 during the six months ended March 31, 2011 primarily due to a one-time charge of $852,000 during the prior year period due to the resignation of the Company’s President and CEO in the prior year period. Absent the charge from the prior year period, compensation and benefit expenses increased $92,000 due to additional staffing for the Bank’s Bridgewater branch office opened in June 2010 and annual merit increases for employees and directors during the year.

Partially offsetting the decrease in compensation and benefit expenses between the six months periods was an increase in occupancy expense of $123,000, or 9.8%, due to the opening and operation of the Bridgewater branch, an increase in FDIC deposit insurance premiums of $155,000, or 28.1%, and an increase in other real estate owned expenses of $111,000, or 88.8%.

Income Tax Expense (Benefit). The Company recorded a tax benefit of $208,000 for the six months ended March 31, 2011, compared to a benefit of $321,000 for the six months ended March 31, 2010. The current period benefit resulted from the Company’s results from operations and reflected an effective tax rate of 47.5%. The prior period benefit resulted primarily from a partial reduction in the valuation allowance previously recorded against its deferred tax asset. The reduction in the valuation allowance was based on the anticipated utilization of the Company’s net operating losses within the allowable Federal and State carryover periods.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at March 31, 2011, did not materially change from that in place on September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six month ended March 31, 2011 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2011, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $8.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $37.2 million. There has been no material change during the six months ended March 31, 2011 in any of the Company’s other contractual obligations or commitments to make future payments.

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

At March 31, 2011, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 7.90%, and total qualifying capital as a percentage of risk-weighted assets was 12.71%.

Item 3-	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4 – Controls and Procedures

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s six months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any shares during the six months ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

a.)	Not applicable.

b.)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-Q.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 13, 2011	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 13, 2011	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer