Form 10-Q
period 2011-06-30
Magyar Bancorp, Inc.
filed 2011-08-15
CIK 1337068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     ☐     No    ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $0.01 Par Value	5,798,831

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2011	2010
	(Unaudited)
Assets
Cash	$1,201	$1,126
Interest earning deposits with banks	6,505	19,960
Total cash and cash equivalents	7,706	21,086

Investment securities - available for sale, at fair value	28,130	14,187
Investment securities - held to maturity, at amortized cost (fair value of $40,006
and $45,398 at June 30, 2011 and September 30, 2010, respectively)	39,613	44,479
Federal Home Loan Bank of New York stock, at cost	2,689	2,775
Loans receivable, net of allowance for loan losses of $3,807 and $4,766 at
June 30, 2011 and September 30, 2010, respectively	394,745	403,886
Bank owned life insurance	9,570	9,306
Accrued interest receivable	2,034	1,950
Premises and equipment, net	20,012	20,142
Other real estate owned ("OREO")	15,216	12,655
Other assets	6,765	7,483

Total assets	$526,480	$537,949
Liabilities and Stockholders' Equity
Liabilities
Deposits	$418,363	$427,932
Escrowed funds	1,249	1,555
Federal Home Loan Bank of New York advances	43,591	45,769
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	374	418
Accounts payable and other liabilities	3,485	3,098

Total liabilities	482,062	493,772

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,798,831 and 5,783,131 outstanding at June 30, 2011 and
September 30, 2010, respectively, at cost	59	59
Additional paid-in capital	26,412	26,396
Treasury stock: 124,911 and 140,611 shares at June 30, 2011 and
September 30, 2010, respectively, at cost	(1,480)	(1,704)
Unearned Employee Stock Ownership Plan shares	(1,257)	(1,342)
Retained earnings	21,107	21,300
Accumulated other comprehensive loss	(423)	(532)

Total stockholders' equity	44,418	44,177

Total liabilities and stockholders' equity	$526,480	$537,949

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,076	$5,543	$15,228	$17,131
Investment securities
Taxable	509	584	1,544	1,909
Tax-exempt	1	1	4	5
Federal Home Loan Bank of New York stock	31	33	118	124

Total interest and dividend income	5,617	6,161	16,894	19,169

Interest expense
Deposits	1,233	1,596	3,927	5,080
Borrowings	579	675	1,786	2,090

Total interest expense	1,812	2,271	5,713	7,170

Net interest and dividend income	3,805	3,890	11,181	11,999

Provision for loan losses	402	494	1,238	1,644

Net interest and dividend income after
provision for loan losses	3,403	3,396	9,943	10,355

Other income
Service charges	261	240	837	740
Other operating income	113	126	329	374
Gains on sales of loans	35	40	494	155
Gains on sales of investment securities	39	105	74	455
Gains (losses) on OREO	(131)	60	(423)	158

Total other income	317	571	1,311	1,882

Other expenses
Compensation and employee benefits	1,863	1,846	5,720	6,462
Occupancy expenses	671	699	2,047	1,951
Advertising	43	36	145	125
Professional fees	201	285	751	854
Service fees	138	144	427	434
OREO expenses	87	75	323	201
FDIC deposit insurance premiums	248	366	954	917
Other expenses	394	427	1,250	1,225

Total other expenses	3,645	3,878	11,617	12,169

Income (loss) before income tax expense (benefit)	75	89	(363)	68

Income tax expense (benefit)	56	(3,446)	(152)	(3,768)

Net income (loss)	$19	$3,535	$(211)	$3,836

Net income (loss) per share-basic and diluted	$0.003	$0.61	$(0.04)	$0.66

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
 Consolidated Statement of Changes in Stockholders' Equity
 For the Nine Months Ended June  30, 2011
 (In Thousands, Except for Share Amounts)
 (Unaudited)

	Common Stock		Additional		Unearned		Accumulated Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2010	5,783,131	$59	$26,396	$(1,704)	$(1,342)	$21,300	$(532)	$44,177

Comprehensive loss:
Net loss	-	-	-	-	-	(211)	-	(211)
Unrealized loss on securities available-
for-sale, net of tax expense of $149	-	-	-	-	-	-	230	230
Reclassification adjustment for gains included
in net loss, net of tax benefit of $30	-	-	-	-	-	-	(44)	(44)
Unrealized loss on derivatives,
net of tax benefit of $51	-	-	-	-	-	-	(77)	(77)
Total comprehensive loss								(102)

Treasury stock used for restricted stock plan	15,700	-	(242)	224	-	18	-	-
ESOP shares allocated	-	-	(44)	-	85	-	-	41
Stock-based compensation expense	-	-	302	-	-	-	-	302

Balance, June 30, 2011	5,798,831	$59	$26,412	$(1,480)	$(1,257)	$21,107	$(423)	$44,418

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Nine Months Ended June 30,
	2011	2010
	(Unaudited)
Operating activities
Net income (loss)	$(211)	$3,836
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	725	838
Premium amortization on investment securities, net	236	111
Provision for loan losses	1,238	1,644
Provision for loss on other real estate owned	347	-
Proceeds from the sales of loans	8,015	4,268
Gains on sale of loans	(494)	(155)
Gains on sales of investment securities	(74)	(455)
Losses (gains) on the sales of other real estate owned	76	(158)
ESOP compensation expense	41	40
Stock-based compensation expense	302	252
Deferred income tax benefit	-	(3,493)
(Increase) decrease in accrued interest receivable	(84)	199
Increase in surrender value bank owned life insurance	(264)	(330)
Decrease (increase) in other assets	522	(2,847)
Decrease in accrued interest payable	(44)	(210)
Increase in accounts payable and other liabilities	387	690
Net cash provided by operating activities	10,718	4,230

Investing activities
Net (increase) decrease in loans receivable	(3,199)	12,834
Purchases of investment securities held to maturity	(7,747)	(11,649)
Purchases of investment securities available for sale	(20,083)	(8,101)
Sales of investment securities held to maturity	-	4,000
Sales of investment securities available for sale	4,047	12,782
Principal repayments on investment securities held to maturity	12,496	14,425
Principal repayments on investment securities available for sale	2,353	1,913
Redemptions of bank owned life insurance	-	2,111
Purchases of premises and equipment	(595)	(518)
Investment in other real estate owned	(1,198)	(575)
Proceeds from the sale of other real estate owned	1,795	1,747
Redemption of Federal Home Loan Bank stock	86	241
Net cash (used) provided by investing activities	(12,045)	29,210

Financing activities
Net decrease in deposits	(9,569)	(20,430)
Net decrease (increase) in escrowed funds	(306)	20
Repayments of long-term advances	(5,853)	(5,758)
Net change in short-term advances	3,675	-
Net cash used by financing activities	(12,053)	(26,168)
Net (decrease) increase in cash and cash equivalents	(13,380)	7,272

Cash and cash equivalents, beginning of period	21,086	7,921

Cash and cash equivalents, end of period	$7,706	$15,193

Supplemental disclosures of cash flow information
Cash paid for
Interest	$5,756	$7,381
Income taxes	$8	$4
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$3,581	$9,108

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

Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The September 30, 2010 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

The FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For the Company, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The ASU did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity;

and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the updates to Topic 820 and does not expect their implementation to have a material impact on its consolidated financial statements.

The FASB issued ASU 2011-05, Presentation of Comprehensive Income to amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011. The Company is evaluating the updates to Topic 220 and does not expect their implementation to have a material impact on its consolidated financial statements.

  NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

  NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2011 and 2010 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three and nine months ended June 30, 2011 and the three and nine months ended June 30, 2010. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands except for per share data)

Income (loss) applicable to common shares	$19	$3,535	$(211)	$3,836
Weighted average number of common shares outstanding - basic	5,805	5,786	5,800	5,782
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares and common share equivalents - diluted	5,805	5,786	5,800	5,782
Basic earnings (loss) per share	$0.003	$0.61	$(0.04)	$0.66
Diluted earnings (loss) per share	$0.003	$0.61	$(0.04)	$0.66

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 20,964 shares of restricted shares at a weighted average price of $9.15 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2011 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 46,390 restricted shares at a weighted average price of $11.30 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2010 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2011:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance at September 30, 2010	188,276	$14.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2011	188,276	$14.61	5.7 years	$-

Exercisable at June 30, 2011	154,561	$14.61	5.7 years	$-

The following is a summary of the Company’s non-vested stock awards as of June 30, 2011 and changes during the nine months ended June 30, 2011:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Balance at September 30, 2010	45,390	$11.45
Granted	-	-
Vested	(18,497)	13.03
Forfeited	-	-
Balance at June 30, 2011	26,893	$10.36

Stock option and stock award expenses included with compensation expense were $122,000 and $180,000, respectively, for the nine months ended June 30, 2011.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2011, the Company had repurchased a total of 66,970 shares of its common stock at an average cost of $9.39 per share under this program. No shares have been repurchased during the nine months ended June 30, 2011. Under the stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2011. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At June 30, 2011, shares allocated to participants totaled 91,100. Unallocated ESOP shares held in suspense totaled 126,763 at June 30, 2011 and had a fair market value of $524,799. The Company's contribution expense for the ESOP was $41,000 and $40,000 for the nine months ended June 30, 2011 and 2010, respectively.

NOTE F - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2011			2010
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising during period on:
Available-for-sale investments	$700	$(256)	$444	$254	$(98)	$156
Less reclassification adjustment for gains realized in net income	(39)	16	(23)	(105)	42	(63)
Interest rate derivatives	(27)	11	(16)	(76)	30	(46)
Other comprehensive income, net	$634	$(229)	$405	$73	$(26)	$47

	Nine Months Ended June 30,
	2011			2010
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:
Available-for-sale investments	$379	$(149)	$230	$360	$(144)	$216
Less reclassification adjustment for gains realized in net income	(74)	30	(44)	(455)	182	(273)

Interest rate derivatives	(128)	51	(77)	(226)	90	(136)

Other comprehensive income (loss), net	$177	$(68)	$109	$(321)	$128	$(193)

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

Level 2-
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

	Fair Value at June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,464	$-	$3,464	$-
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,664	-	13,664	-
Mortgage backed securities-commercial	4,434	-	4,434	-
Debt securities	4,929	-	4,929	-
Private label mortgage-backed securities-residential	1,639	-	1,639	-
Total securities available for sale	$28,130	$-	$28,130	$-

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,878	$-	$3,878	$-
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	2,940	-	2,940	-
Mortgage backed securities-commercial	4,270	-	4,270	-
Debt securities	1,002	-	1,002	-
Private label mortgage-backed securities-residential	2,097	-	2,097	-
Total securities available for sale	$14,187	$-	$14,187	$-
Derivatives	51	-	51	-
	$14,238	$-	$14,238	$-

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2011.

	Fair Value at June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$9,397	$-	$-	$9,397
Other real estate owned	3,108	-	-	3,108
	$12,505	$-	$-	$12,505

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,193	$-	$-	$16,193

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and September 30, 2010 were as follows:

	June 30, 2011		September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)

Financial assets
Investment securities	$67,743	$68,136	$58,666	$59,585
Loans, net of allowance for loan losses	394,745	401,220	403,886	408,790
Bank owned insurance policies	9,570	9,570	9,306	9,306

Financial liabilities
Deposits
Demand, NOW and money market savings	$240,089	$240,089	$239,917	$239,917
Certificates of deposit	178,274	181,981	188,015	191,636
Total deposits	$418,363	$422,070	$427,932	$431,553
Borrowings	$58,591	$61,776	$60,769	$64,068

Interest rate derivatives	$-	$-	$51	$51

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

NOTE H - INVESTMENT SECURITIES

The following table is an analysis of the amortized cost and fair values of securities available for sale at June 30, 2011 and September 30, 2010:

	At June 30, 2011				At September 30, 2010.
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,422	$42	$-	$3,464	$3,904	$-	$(26)	$3,878
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,737	77	(150)	13,664	2,833	107	-	2,940
Mortgage backed securities-commercial	4,157	277	-	4,434	4,274	-	(4)	4,270
Debt securities	5,001	1	(73)	4,929	1,001	1	-	1,002
Private label mortgage-backed securities-residential	1,696	-	(57)	1,639	2,362	-	(265)	2,097
Total securities available for sale	$28,013	$397	$(280)	$28,130	$14,374	$108	$(295)	$14,187

The maturities of the debt securities and mortgage-backed securities available-for-sale at June 30, 2011 are summarized in the following table:

	At June 30, 2011
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	1,001	1,001
Due after 5 but within 10 years	4,000	3,928
Due after 10 years	-	-
Total debt securities	5,001	4,929

Mortgage-backed securities:
Residential	18,855	18,767
Commercial	4,157	4,434
Total	$28,013	$28,130

The following table is an analysis of the amortized cost and fair values of securities held to maturity at June 30, 2011 and September 30, 2010:

	At June 30, 2011				At September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$15,622	$353	$(138)	$15,837	$18,407	$401	$-	$18,808
Mortgage-backed securities-commercial	1,666	19	-	1,685	1,725	22	-	1,747
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	15,119	288	(53)	15,354	17,880	425	-	18,305
Debt securities	5,499	8	(24)	5,483	4,499	35	-	4,534
Private label mortgage-backed securities-residential	1,635	50	(113)	1,572	1,871	101	(70)	1,902
Obligations of state and political subdivisions	72	3	-	75	97	5	-	102
Total securities held to maturity	$39,613	$721	$(328)	$40,006	$44,479	$989	$(70)	$45,398

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2011 are summarized in the following table:

	At June 30, 2011
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	2,072	2,079
Due after 5 but within 10 years	1,500	1,476
Due after 10 years	1,999	2,003
Total debt securities	5,571	5,558

Mortgage-backed securities:
Residential	32,376	32,763
Commercial	1,666	1,685
Total	$39,613	$40,006

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2011.

The following tables present the gross unrealized losses and fair value at June 30, 2011 and September 30, 2010 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2011
		Less Than 12 Months		12 Months Or Greater		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	2	$4,658	$(138)	$-	$-	$4,658	$(138)
Mortgage-backed securities-commercial	1	-	-	22	-	22	-
Obligations of U.S. government-sponsored
enterprises:
Mortgage-backed securities - residential	7	12,287	(203)	-	-	12,287	(203)
Debt securities	4	5,403	(97)	-	-	5,403	(97)
Private label mortgage-backed securities:
Residential	3	-	-	2,431	(170)	2,431	(170)
Total	17	$22,348	$(438)	$2,453	$(170)	$24,801	$(608)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2011, there were seventeen investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2011.

		September 30, 2010
		Less Than 12 Months		12 Months Or Greater		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	2	$3,878	$(26)	$-	$-	$3,878	$(26)
Obligations of U.S. government-sponsored
enterprises:
Mortgage backed securities - commercial	1	4,270	(4)	-	-	4,270	(4)
Private label mortgage-backed securities:
Residential	3	-	-	2,964	(335)	2,964	(335)
Total	6	$8,148	$(30)	$2,964	$(335)	$11,112	$(365)

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30, 2011	September 30, 2010
	(Dollars in thousands)

One-to four-family residential	$162,634	$165,462
Commercial real estate	130,088	116,222
Construction	36,217	57,086
Home equity lines of credit	22,337	22,823
Commercial business	34,896	33,676
Other	12,235	13,277

Total loans receivable	398,407	408,546
Net deferred loan costs	145	106
Allowance for loan losses	(3,807)	(4,766)

Total loans receivable, net	$394,745	$403,886

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary for the period presented:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
June 30, 2011
One-to four-family residential	$-	$-	$2,276	$2,276	$2,331
Commercial real estate	1,679	164	6,160	7,839	8,972
Construction	-	-	13,716	13,716	19,672
Home equity lines of credit	-	-	1,278	1,278	1,372
Commercial business	-	-	877	877	1,105
Total impaired loans	$1,679	$164	$24,307	$25,986	$33,452

At September 30, 2010, impaired loans, none of which had specific allowances, totaled $27,412,000.

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	For the Three Months Ended June 30, 2011	For the Nine Months Ended June 30, 2011
	(Dollars in thousands)

One-to four-family residential	$2,279	$2,332
Commercial real estate	7,739	7,983
Construction	13,435	13,447
Home equity lines of credit	1,291	1,297
Commercial business	796	977
Other	9	5
Average investment in impaired loans	$25,548	$26,040

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the period presented:

	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2011
One-to four-family residential	$154,103	$5,001	$3,530	$-	$162,634
Commercial real estate	114,598	5,104	10,386	-	130,088
Construction	13,821	7,268	15,128	-	36,217
Home equity lines of credit	19,227	1,192	1,918	-	22,337
Commercial business	27,981	5,053	1,862	-	34,896
Other	12,235	-	-	-	12,235
Total	$341,965	$23,618	$32,824	$-	$398,407

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the period presented:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Non- Accrual	Total Loans
	(Dollars in thousands)
June 30, 2011
One-to four-family residential	$159,781	$-	$348	$2,505	$2,853	$2,505	$162,634
Commercial real estate	119,209	1,665	1,111	8,103	10,879	8,103	130,088
Construction	19,330	-	3,171	13,716	16,887	13,716	36,217
Home equity lines of credit	20,860	-	199	1,278	1,477	1,278	22,337
Commercial business	34,003	3	13	877	893	877	34,896
Other	12,185	-	-	50	50	50	12,235
Total	$365,368	$1,668	$4,842	$26,529	$33,039	$26,529	$398,407

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

The following table summarizes the activity in the ALL, segregated by the primary segments of the loan portfolio for the three months ended June 30, 2011:

	One-to Four-Family Residential	Commercial Real Estate	Construction	Home Equity Lines of Credit	Commercial Business	Other	Unallocated	Total
	(Dollars in thousands)
ALL balance at
March 31, 2011	$464	$1,150	$1,338	$61	$642	$14	$100	$3,769
Charge-offs	-	-	(293)	-	(67)	(4)		(364)
Recoveries	-	-	-	-	-	-		-
Provision	(3)	124	180	(1)	41	1	60	402
ALL balance at
June 30, 2011	$461	$1,274	$1,225	$60	$616	$11	$160	$3,807

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011:

	One-to Four-Family Residential	Commercial Real Estate	Construction	Home Equity Lines of Credit	Commercial Business	Other	Unallocated	Total
	(Dollars in thousands)
ALL Balance:
Individually evaluated for impairment	$-	$164	$-	$-	$-	$-	$-	$164
Collectively evaluated for impairment	461	1,110	1,225	60	616	11	160	3,643
Total	$461	$1,274	$1,225	$60	$616	$11	$160	$3,807

Loans receivable:
Individually evaluated for impairment	$2,276	$7,839	$13,716	$1,278	$877	$-		$25,986
Collectively evaluated for impairment	160,358	122,249	22,501	21,059	34,019	12,235		372,421
Total	$162,634	$130,088	$36,217	$22,337	$34,896	$12,235		$398,407

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

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30, 2011	September 30, 2010
	(Dollars in thousands)
Demand accounts	$43,731	$37,298
Savings accounts	59,772	61,867
NOW accounts	31,422	51,473
Money market accounts	105,164	89,279
Certificates of deposit	147,511	156,528
Retirement certificates	30,763	31,487
	$418,363	$427,932

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at June 30, 2011, the amount of which has not materially changed from that in place at September 30, 2010.

A reconciliation of income tax (benefit) between the amounts calculated based upon pre-tax income (loss) at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Income tax benefit at 34% statutory federal tax rate	$26	$30	$(123)	$23

Change in valuation allowance related to deferred income tax assets	28	(3,493)	55	(3,818)
State tax (benefit) expense	(6)	(9)	(18)	1
Other	8	26	(66)	26

Income tax (benefit)	$56	$(3,446)	$(152)	$(3,768)

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

As of June 30, 2011, the Company did not hold any interest rate floors or collars. As of September 30, 2010, the Company held one Prime-based interest rate floor with a maturity date of December 27, 2010. The counterparty in the transaction was Wells Fargo (formerly Wachovia Bank, N.A). In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of our interest rate derivative contract as of June 30, 2011 and September 30, 2010.

				Fair Value
	Notional Amount	Strike	Maturity Date	June 30, 2011	September 30,2010
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$-	$51

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	June 30, 2011	September 30, 2010
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$1,548	$2,048
Unused lines of credit	38,231	42,890
Fixed rate loan commitments	5,601	3,746
Variable rate loan commitments	35	100
	$45,415	$48,784

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Total assets decreased $11.5 million, or 2.1%, to $526.5 million at June 30, 2011 from $537.9 million at September 30, 2010. The decrease resulted from a $13.4 million decrease in cash and cash equivalents and a $9.1 million decrease in loans receivable, net of allowance for loan loss, were partially offset by a $9.1 million increase in investment securities and a $2.6 million increase in other real estate owned.

Total loans receivable decreased $10.1 million during the nine months ended June 30, 2011 to $398.4 million and were comprised of $162.6 million (40.8%) one-to-four family residential mortgage loans, $130.1 million (32.6%) commercial real estate loans, $36.2 million (9.1%) construction loans, $34.9 million (8.8%) commercial business loans, $22.4 million (5.6%) home equity lines of credit and $12.2 million (3.1%) other loans. Contraction of the portfolio during the nine months ended June 30, 2011 occurred primarily in construction loans, which decreased $20.9 million, followed by a decrease of $2.8 million in residential mortgage loans and a $1.0 million decrease in other loans. Commercial real estate loans increased $13.9 million and commercial business loans increased $1.2 million. The Company ceased originating new non-owner occupied construction loans in October 2008 and intends to continue decreasing construction loans as a percentage of total loans.

Total non-performing loans, which includes loans delinquent 90 days or more, decreased by $1.5 million to $26.5 million at June 30, 2011 from $28.0 million at September 30, 2010. The ratio of non-performing loans to total loans decreased to 6.7% at June 30, 2011 from 6.9% at September 30, 2010.

Included in the non-performing loan totals were fifteen construction loans totaling $13.7 million, thirteen commercial loans totaling $9.0 million, five residential mortgage loans totaling $2.5 million, three home equity lines of credit totaling $1.3 million, and two stock-secured loans totaling $50,000. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans.

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

Non-performing construction loans decreased $837,000, or 5.8%, to $13.7 million at June 30, 2011 from $14.6 million at September 30, 2010. The decrease was attributable to the transfer of three loans totaling $2.8 million to other real estate owned, the restructuring of four loans totaling $1.1 million, the payoff of one loan totaling $548,000, and charge-offs totaling $1.3 million, partially offset by three new non-performing construction loan totaling $4.7 million. At June 30, 2011, non-performing construction loans consisted of six loans totaling $3.3 million secured by incomplete single family homes, four loans totaling $6.4 million secured by incomplete condominium units, and five loans totaling $4.0 million secured by land and other real estate. These loans were used for land acquisition and construction in various locations in the States of New Jersey and Pennsylvania. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Year-to-date, the Bank has charged off $1.3 million in construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At June 30, 2011, there was one performing construction loan with an interest reserve representing an outstanding balance of $1.2 million, original interest reserves of $94,000, advanced interest reserves of $16,000, and a remaining interest reserve balance of $78,000. At September 30, 2010, there were four performing construction loans with interest reserves representing outstanding balances of $13.7 million, original interest reserves of $1.1 million, advanced interest reserves of $644,000, and remaining interest reserve balances of $411,000.

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

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit were $3.8 million at both June 30, 2011 and September 30, 2010. The loans consisted of three commercial-purpose loans totaling $3.0 million, four consumer loans totaling $589,000 and one ninety days delinquent and accruing residential mortgage loan totaling $229,000. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank has charged off $55,000 in non-accrual residential mortgage loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans decreased $125,000, or 1.5%, to $8.1 million at June 30, 2011 from $8.2 million at September 30, 2010. The loans were in various stages of foreclosure and collection at June 30, 2011. Fiscal year-to-date, the Bank has charged off $583,000 in non-accrual commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans decreased $588,000, or 40.1%, to $877,000 at June 30, 2011 from $1.5 million at September 30, 2010. The decrease was primarily attributable to one loan totaling $581,000 that was transferred to other real estate owned following a sheriff’s sale of the collateral. Of the six non-performing commercial business loans, one totaling $529,000 was secured by real estate. The Bank is in the process of collecting the principal outstanding on the non-accrual loans which will include foreclosure proceedings for those loans secured by real estate. Fiscal year-to-date, the Bank has charged off $255,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

There were two non-performing stock-secured consumer loans totaling $50,000 at June 30, 2011. Fiscal year-to-date, the Bank has charged off $3,000 in non-performing consumer loans through a reduction of its allowance for loan loss.

The allowance for loan losses decreased by $959,000 during the nine months ended June 30, 2011 to $3.8 million. The decrease during the nine month period was primarily attributable to net charge-offs totaling $2.2 million, partially offset by provisions for loan loss of $1.2 million. The decrease in the allowance for loan losses was primarily attributable to contraction in the loan portfolio, specifically in construction loans, which decreased $20.9 million, or 36.6%, during the nine month period. Since non-performing construction loans have accounted for the majority of the Bank’s loan charge-offs, a large portion of the allowance for loan loss is maintained for performing construction loans. The recent significant decline in construction loan balances has reduced the required reserves for performing construction loans and therefore the total allowance for loan loss.

The allowance for loan loss does not typically include a specific reserve for non-performing loans as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed at least annually with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable. At June 30, 2011, the Bank held a specific reserve totaling $164,000 for a $1.7 million non-performing participation loan, which the Bank was not the lead lender. The allowance for loan losses as a percentage of non-performing loans was 14.4% at June 30, 2011 compared with 17.0% at September 30, 2010. At June 30, 2011 our allowance for loan losses as a percentage of total loans was 0.96% compared with 1.17% at September 30, 2010. It is the Company’s policy to immediately charge off specifically identified losses in its loan portfolio. Future increases in the allowance for loan losses may be necessary based on possible future increases in non-performing loans and charge-offs, possible additional deterioration of collateral values, and the possible continuation or deterioration of the current adverse economic environment.

Investment securities increased $9.1 million to $67.7 million at June 30, 2011 from $58.7 million at September 30, 2010. The increase was the result of purchases totaling $27.8 million of U.S. Government-sponsored enterprise obligations, offset by principal repayments totaling $14.8 million, the sale of two securities totaling $4.0 million, a market value adjustment in the available-for-sale portfolio of $305,000, and security premium amortization of $236,000 during the nine months ended June 30, 2011.

Other real estate owned increased $2.6 million to $15.2 million at June 30, 2011 from $12.7 million at September 30, 2010. The increase was the result of the Bank’s acceptance of deeds-in-lieu of foreclosure on collateral securing three construction loans which consisted of two completed residential homes and one incomplete 10-unit condominium building. Other real estate owned at June 30, 2011 consisted of six residential properties, one commercial real estate property, three substantially completed condominium projects, three partially completed residential properties, and sixteen real estate lots approved for residential homes. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

During the quarter ended June 30, 2011, the Company sold five properties totaling $1.5 million from the other real estate owned portfolio, increasing the fiscal year-to-date sales to $2.0 million. In addition, the Company has entered into or is negotiating contracts to sell $7.8 million of the properties held in other real estate owned. Valuation allowances for losses anticipated from these contracts have been recorded at June 30, 2011. No additional losses are expected on these sales.

Total deposits decreased $9.5 million, or 2.2%, to $418.4 million during the nine months ended June 30, 2011. The decrease in deposits occurred in interest-bearing checking accounts, which decreased $20.1 million, or 39.0%, to $31.4 million and certificates of deposit (including individual retirement accounts), which decreased $9.7 million, or 5.2%, to $178.3 million. The outflows in interest-bearing checking accounts were from municipal accounts while the outflows in CDs were primarily due to maturing brokered deposits. Partially offsetting the decrease were increases in money market account balances, which increased $15.9 million, or 17.8%, to $105.2 million and in non-interest checking accounts, which increased $6.4 million, or 17.3%, to $43.7 million. The Company’s ability to maintain its net interest margin during the nine months ended June 30, 2011 was largely a result of the replacement of higher-rate certificates of deposit with non-interest checking and money market balances.

Included in total deposits at June 30, 2011 were $1.8 million in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit and $10.0 million in brokered certificates of deposit. At September 30, 2010, the Company held $2.9 million in CDARS Reciprocal certificates of deposit and $14.7 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances decreased $2.2 million during the nine months ended June 30, 2011 to $43.6 million, or 8.3% of assets. The decrease resulted from maturities of longer-term advances that were repaid using inflows from deposits. Securities sold under agreements to repurchase were unchanged during the nine months ended June 30, 2011.

Stockholders’ equity increased $241,000, or 0.5%, to $44.4 million at June 30, 2011 from $44.2 million at September 30, 2010. The increase was due to the Company’s results from operations and changes in the Company’s accumulated other comprehensive loss during the nine month period. The Company’s book value per share increased to $7.66 at June 30, 2011 from $7.64 at September 30, 2010. The increase was due to the results of operations for the nine months ended June 30, 2011.

During the nine months ended June 30, 2011, the Company did not repurchase any shares. Through June 30, 2011, the Company had repurchased 66,970 shares at an average price of $9.39 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,798,831.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2011 and 2010

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2011 and 2010. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY
 Comparative Average Balance Sheets
 (Dollars In Thousands)

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$6,302	$3	0.22%	$5,126	$2	0.15%
Loans receivable, net	396,347	5,076	5.14%	418,566	5,543	5.31%
Securities
Taxable	69,926	506	2.90%	63,709	582	3.66%
Tax-exempt (1)	72	2	9.09%	97	1	6.02%
FHLB of NY stock	2,747	31	4.49%	3,019	33	4.42%
Total interest-earning assets	475,394	5,618	4.74%	490,517	6,161	5.04%
Noninterest-earning assets	56,276			55,875
Total assets	$531,670			$546,392

Interest-bearing liabilities:
Savings accounts (2)	$60,875	87	0.57%	$63,582	136	0.86%
NOW accounts (3)	138,202	224	0.65%	135,520	345	1.02%
Time deposits (4)	180,173	922	2.05%	198,361	1,115	2.25%
Total interest-bearing deposits	379,250	1,233	1.30%	397,463	1,596	1.61%
Borrowings	59,917	579	3.88%	66,218	675	4.09%
Total interest-bearing liabilities	439,167	1,812	1.65%	463,681	2,271	1.96%
Noninterest-bearing liabilities	48,137			39,129
Total liabilities	487,304			502,810
Retained earnings	44,366			43,582
Total liabilities and retained earnings	$531,670			$546,392

Tax-equivalent basis adjustment		(1)			-
Net interest income		$3,805			$3,890
Interest rate spread			3.09%			3.08%
Net interest-earning assets	$36,227			$26,836
Net interest margin (5)			3.21%			3.18%
Average interest-earning assets to average interest-bearing liabilities	108.25%			105.79%
_____________________________________________
(1)    Calculated using 34% tax rate for the three months ended June 30, 2011 and 0% for the three months ended June 30, 2010.
(2)    Includes passbook savings, money market passbook and club accounts.
(3)    Includes interest-bearing checking and money market accounts.
(4)    Includes certificates of deposits and individual retirement accounts.
(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
 Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Nine Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$11,679	$19	0.21%	$3,351	$3	0.12%
Loans receivable, net	396,079	15,228	5.14%	429,765	17,131	5.33%
Securities
Taxable	68,683	1,525	2.97%	66,300	1,906	3.84%
Tax-exempt (1)	82	5	6.66%	107	5	5.90%
FHLB of NY stock	2,753	118	5.72%	3,158	124	5.27%
Total interest-earning assets	479,276	16,895	4.71%	502,681	19,169	5.10%
Noninterest-earning assets	54,441			50,594
Total assets	$533,717			$553,275

Interest-bearing liabilities:
Savings accounts (2)	$61,812	$286	0.62%	$61,636	$469	1.02%
NOW accounts (3)	137,908	820	0.80%	135,133	1,056	1.04%
Time deposits (4)	182,757	2,821	2.06%	204,619	3,555	2.32%
Total interest-bearing deposits	382,477	3,927	1.37%	401,388	5,080	1.69%
Borrowings	60,304	1,786	3.96%	69,521	2,090	4.02%
Total interest-bearing liabilities	442,781	5,713	1.73%	470,909	7,170	2.04%
Noninterest-bearing liabilities	46,948			38,550
Total liabilities	489,729			509,459
Retained earnings	43,988			43,816
Total liabilities and retained earnings	$533,717			$553,275

Tax-equivalent basis adjustment		(1)			-
Net interest income		$11,181			$11,999
Interest rate spread			2.98%			3.06%
Net interest-earning assets	$36,495			$31,772
Net interest margin (5)			3.12%			3.19%
Average interest-earning assets to average interest-bearing liabilities	108.24%			106.75%
____________________________________
 (1)    Calculated using 34% tax rate for the nine months ended June 30, 2011 and 0% for the nine months ended June 30, 2010.
(2)    Includes passbook savings, money market passbook and club accounts.
(3)    Includes interest-bearing checking and money market accounts.
(4)    Includes certificates of deposits and individual retirement accounts.
(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Net Income. Net income decreased $3.5 million, to $19,000 for the three months ended June 30, 2011 from $3.5 million for the three months ended June 30, 2010. The decrease was due to a $3.4 million tax benefit recorded during the prior year period.

Net Interest and Dividend Income. Net interest and dividend income decreased $85,000, or 2.2%, to $3.8 million for the three months ended June 30, 2011 from $3.9 million for the three months ended June 30, 2010. Total interest and dividend income decreased $544,000 to $5.6 million for the three month period ended June 30, 2011 while total interest expense decreased $459,000 to $1.8 million from the same three month period one year earlier. For the comparison period our interest rate spread increased 1 basis point to 3.09% from 3.08%.

Interest and Dividend Income. The decrease in interest and dividend income of $544,000, or 8.8%, to $5.6 million for the three months ended June 30, 2011 was primarily due to a decrease in overall yield of interest-earning assets to 4.74% from 5.04%, and a decrease in the average balance of interest-earning assets of $15.1 million to $475.4 million for the three months ended June 30, 2011 from $490.5 million for the three months ended June 30, 2010.

Interest earned on loans decreased $467,000, or 8.4%, to $5.1 million for the three months ended June 30, 2011 compared with the prior year period due to a $22.2 million decrease in the average balance of loans between the periods and a 17 basis point decrease in the average yield on such loans to 5.14% from 5.31%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, decreased $75,000, or 12.8%, due to a 75 basis point decrease in the average yield on such securities to 2.91% for the three months ended June 30, 2011 from 3.66% for the three months ended June 30, 2010. The decrease in yield on investment securities was due to lower market interest rates than the prior year period. The average balance of such securities increased $6.2 million, or 9.7%, to $70.0 million for the three months ended June 30, 2011 from $63.8 million for the three months ended June 30, 2010.

Interest Expense. Interest expense decreased $459,000, or 20.2%, to $1.8 million for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010. The decrease in interest expense was primarily due to a 31 basis point decrease in the average cost of such liabilities to 1.65% from 1.96%, and a decrease in the average balance of interest-bearing liabilities of $24.5 million, or 5.3%, to $439.2 million from $463.7 million.

The average balance of interest bearing deposits decreased $18.2 million to $379.3 million from $397.5 million while the average cost of such deposits decreased 31 basis points to 1.30% from 1.61% in the lower market interest rate environment. As a result, interest paid on deposits decreased to $1.2 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010.

 Interest paid on advances and securities sold under agreements to repurchase decreased to $579,000 for the three months ended June 30, 2011 from $675,000 for the prior year period due to a decrease in the average balance of such borrowings to $59.9 million from $66.2 million. In addition, the average cost of advances and securities sold under agreements to repurchase decreased 21 basis points to 3.88% for the three months ended June 30, 2011 from 4.09% for the prior year period, reflecting the repayment of higher interest-bearing advances between periods.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $402,000 for the three months ended June 30, 2011 compared to a provision of $494,000 for the prior year period.

Net charge-offs were $364,000 for the three months ended June 30, 2011 compared with $1.1 million for the three months ended June 30, 2010. The level of loan charge-offs decreased from the prior year as a result of stabilizing values of real estate collateral securing non-performing residential and construction loans. During the three months ended

June 30, 2011, the Bank reduced the carrying balance on seven loans totaling $2.6 million to the appraised fair value of collateral, net of estimated disposition costs, securing the loans.

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

Other Income. Non-interest income decreased $254,000, or 44.5%, to $317,000 during the three months ended June 30, 2011 compared to $571,000 for the three months ended June 30, 2010.

The decrease was attributable to gains and losses on assets. The Company recorded a $131,000 loss for other real estate owned for the three months ended June 30, 2011, which decreased $192,000 from a gain of $60,000 for the three months ended June 30, 2010. The losses were primarily the result of sales of five properties totaling $1.5 million that resulted in a net loss of $76,000. In addition, a $55,000 valuation allowance was placed against one property with an aggregate carrying value of $538,000. Gains on the sale of available-for-sale investment securities decreased $65,000 to $40,000 for the three months ended June 30, 2011 from $105,000 for the three months ended June 30, 2010.

Other Expenses. Non-interest expenses decreased $233,000, or 6.0%, to $3.6 million from $3.9 million for the three months ended June 30, 2010.

Non-interest expenses decreased $233,000 to $3.6 million from $3.9 million for the three months ended June 30, 2010. The largest expense reduction occurred in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, which decreased $118,000, or 32.2%, followed by an $84,000 reduction in professional fees. FDIC insurance premiums declined during the quarter due to a lower rate assessed to the Bank while professional fees declined due to lower legal fees.

Despite additional staffing for the Bank’s Bridgewater office, which opened in June 2010, compensation and benefit expenses increased only $17,000, or 0.9%, between the two periods. Occupancy expenses decreased $28,000, or 4.0%, due to lower furniture, fixture, and equipment depreciation expense. Partially offsetting these decreases were slightly higher other real estate owned and advertising expenses.

Income Tax (Benefit) Expense. The Company recorded a tax expense of $56,000 for the three months ended June 30, 2011, compared to a tax benefit of $3.4 million for the three months ended June 30, 2010. The Company recorded an income tax benefit of $3.4 million for the three months ended June 30, 2010 due to the partial reduction in the valuation allowance previously recorded against its deferred tax asset.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and 2010

Net Income (Loss). The Company recorded a net loss of $211,000 for the nine months ended June 30, 2011 compared with net income of $3.8 million for the nine months ended June 30, 2010. The decrease was due to a $3.8 million tax benefit recorded during the prior year period and lower net interest income in the current period.

Net Interest and Dividend Income. Net interest and dividend income decreased $819,000, or 6.8%, to $11.2 million for the nine months ended June 30, 2011 from $12.0 million for the nine months ended June 30, 2010. Total interest and dividend income decreased $2.3 million to $16.9 million for the nine month period ended June 30, 2011 while total interest expense decreased $1.5 million to $5.7 million from the same nine month period in 2010. For the comparison period our interest rate spread decreased 8 basis points to 2.98% from 3.06%.

Interest and Dividend Income. Total interest and dividend income decreased $2.3 million, or 11.9%, to $16.9 million for the nine months ended June 30, 2011 from $19.2 million for the same period last year. The decrease in interest income was primarily due to a 39 basis point decrease in the overall yield of interest-bearing assets to 4.71% from 5.10% and a decrease in the average balance of interest-earning assets of $23.4 million to $479.3 million from $502.7 million.

Interest earned on loans decreased $1.9 million, or 11.1%, to $15.2 million for the nine months ended June 30, 2011 from $17.1 million for the prior year period. While the average yield on such loans decreased 19 basis points, to

5.14% from 5.33%, the average balance of loans decreased $33.7 million, or 7.8%, to $396.1 million for the nine months ended June 30, 2011 from $429.8 million for the nine months ended June 30, 2010.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased $367,000, or 19.2%, to $1.5 million for the nine month period ended June 30, 2011 from $1.9 million a year earlier. The average balance of such securities increased $2.4 million, or 3.6%, to $68.8 million from $66.4 million and the average yield on investment securities fell 87 basis points to 2.97% from 3.84%. The decreased yield on investment securities resulted from the lower interest rate environment during the nine months ended June 30, 2011 compared with the prior year period.

Interest Expense. Interest expense decreased $1.5 million, or 20.3%, to $5.7 million for the nine months ended June 30, 2011 from $7.2 million for the nine months ended June 30, 2010. The decrease in interest expense was primarily due to a 31 basis point decrease in the average cost of such liabilities to 1.73% from 2.04% and a decrease in the average balance of interest-bearing liabilities of $28.1 million, or 6.0%, to $442.8 million.

The average balance of interest bearing deposits decreased $18.9 million to $382.5 million for the nine months ended June 30, 2011 from $401.4 million for the same period last year while the average cost of such deposits decreased 32 basis points to 1.37% from 1.69%. This resulted in a $1.2 million decrease in interest paid on deposits to $3.9 million for the nine months ended June 30, 2011 from $5.1 million for the nine months ended June 30, 2010.

Interest on advances and securities sold under agreements to repurchase decreased $304,000 to $1.8 million for the nine months ended June 30, 2011 compared to the prior year period. The decrease in interest expense was due to a decrease in average balance to $60.3 million from $69.5 million and 6 basis points decrease in the average cost of advances and securities sold under agreements to repurchase to 3.96% for the nine months ended June 30, 2011 from 4.02% for the prior year period. The decrease in cost of advances was due to the repayment of the Company’s overnight line of credit, which bore a lower rate than the term advances remaining.

Provision for Loan Losses. The provision for loan losses was $1.2 million for the nine months ended June 30, 2011 compared to $1.6 million for the nine months ended June 30, 2010. The decrease in the provision for loan loss was due primarily to the reduction in the construction loan portfolio, which generally requires a larger provision than other loans and to the stabilization of non-performing loan levels.

Non-performing loans decreased $1.5 million to $26.5 million at June 30, 2011 from $28.0 million at September 30, 2010. Net charge-offs were $2.2 million for the nine months ended June 30, 2011 compared to $2.3 million for the nine months ended June 30, 2010. In addition to slightly less net charge-offs during the current nine month period, the provision for loan losses was lower in comparison to the prior year period due to the reduction in the construction loan portfolio, which generally requires a larger provision than other loans.

The loan charge-offs during the nine months ended June 30, 2011 resulted primarily from updated appraisals of the real estate securing the loans, reflecting continued depreciation from one year earlier. Ten non-performing construction loans totaling $9.9 million were written down by $1.3 million for the nine months based on updated appraisals of the real estate securing the loans, reflecting continued depreciation from one year earlier. Of these loans, two totaling $3.0 million at September 30, 2010 were transferred to other real estate owned. In addition, the Company wrote down six commercial loans totaling $3.9 million by $840,000, two loans secured by residential mortgages totaling $294,000 by $55,000, and two consumer loans totaling $18,000 by $3,000 during the nine months ended June 30, 2011.

Other Income. Non-interest income decreased $571,000, or 30.3%, to $1.3 million for the nine months ended June 30, 2011 compared to $1.9 million for the nine months ended June 30, 2010. The decrease was attributable to net gains and losses on assets, which decreased $623,000.

The Company recorded a $423,000 loss for other real estate owned for the nine months ended June 30, 2011, which decreased $581,000 from a gain of $158,000 for the nine months ended June 30, 2010. The losses were the result of sales of seven properties totaling $2.0 million that resulted in a net loss of $76,000. In addition, the Bank recorded valuation allowances totaling $347,000 against two properties having an aggregate carrying value of $3.5 million. Gains on the sale of available-for-sale investment securities decreased $381,000 to $74,000 for the nine months ended June 30, 2011 from $455,000 for the nine months ended June 30, 2010. Partially offsetting the losses were gains from the sales of loans, which increased $339,000 to $494,000 for the nine months ended June 30, 2011 compared with $155,000 for the nine months ended June 30, 2010.

Other Expenses. Non-interest expenses decreased $552,000, or 4.5%, to $11.6 million for the nine months ended June 30, 2011 from $12.2 million for the nine months ended June 30, 2010.

Compensation and benefit expenses decreased $742,000 during the nine months ended June 30, 2011 primarily due to a one-time charge of $852,000 during the prior year period due to the resignation of the Company’s former President and CEO. Absent the charge from the prior year period, compensation and benefit expenses increased $110,000 due primarily to additional staffing for the Bank’s Bridgewater branch office and severance payments for staff positions eliminated during the current period. In addition, professional fees decreased $103,000 due to lower legal and consulting fees in the current year.

Partially offsetting the decrease in compensation and benefit expenses between the nine months periods was an increase in other real estate owned expenses of $122,000 and an increase in occupancy expenses of $96,000 due to the opening and operation of the new Bridgewater branch in July 2010.

Income Tax Expense (Benefit). The Company recorded a tax benefit of $152,000 for the nine months ended June 30, 2011, compared to a benefit of $3.8 million for the nine months ended June 30, 2010. The prior period benefit resulted primarily from a partial reduction in the valuation allowance previously recorded against the Company’s deferred tax asset.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at June 30, 2011, did not materially change from that in place on September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine month ended June 30, 2011 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2011, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $5.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $38.2 million. There has been no material change during the nine months ended June 30, 2011 in any of the Company’s other contractual obligations or commitments to make future payments.

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

At June 30, 2011, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 7.96%, and total qualifying capital as a percentage of risk-weighted assets was 12.95%.

Item 3 –	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4 –	Controls and Procedures

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

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any shares during the nine months ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

a.)	Not applicable.

b.)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-Q.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 15, 2011	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 15, 2011	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer