Form 10-K
period 2011-09-30
Magyar Bancorp, Inc.
filed 2011-12-23
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________________________ to ___________________

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
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2011 was $11.2 million. As of December 15, 2011, there were 5,923,742 shares issued and 5,801,631 outstanding of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III)

Magyar Bancorp, Inc.
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2011

PART I

ITEM 1.	Business

Forward Looking Statements

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statement” within the meaning of the safe harbour provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, as well as statements about the objective and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our business, statements about our future status, and activities or reporting under U.S. banking and financial regulation. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2011, Magyar Bancorp, Inc. had consolidated assets of $524.0 million, total deposits of $424.9 million and stockholders’ equity of $44.5 million. Magyar Bancorp, Inc.’s net loss for the fiscal year ended September 30, 2011 was $249,000. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08903, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

On January 23, 2006, Magyar Bancorp, Inc. sold 2,618,550 shares of its common stock at a price of $10.00 per share, issued an additional 3,200,450 shares of its common stock to Magyar Bancorp, MHC, and contributed 104,742 shares to Magyar Bank Charitable Foundation.

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to the New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our six branch offices located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and North Edison, New Jersey. The telephone number at our main office is (732) 342-7600.

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

Market Area

We are headquartered in New Brunswick, New Jersey, and our primary deposit market area is concentrated in the communities surrounding our headquarters branch and our branch offices located in Middlesex and Somerset Counties, New Jersey. Our primary lending market area is broader than our deposit market area and includes all of New Jersey. At September 30, 2011, 51.4% of our mortgage loan portfolio consisted of loans secured by real estate located in Middlesex and Somerset Counties in New Jersey.

The economy of our primary market area is largely urban and suburban with a broad economic base that is typical for counties surrounding the New York metropolitan area. The median household income in Middlesex and Somerset county rank among the highest in the nation.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2011 our market share of deposits was 1.60% and 0.48% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.81% and 0.36%, respectively, at June 30, 2010.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $159.2 million, or 41.4% of our total loans at September 30, 2011. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2011. We also originate commercial real estate, commercial business and construction loans. At September 30, 2011, these loans totaled $121.0 million, $36.2 million and $34.1 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2011, home equity lines of credit and stock-secured demand loans totaled $22.4 million and $12.0 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$159,228	41.37%	$165,462	40.50%	$172,415	38.76%	$157,867	38.44%	$152,474	39.54%
Commercial real estate	120,994	31.44%	116,222	28.45%	105,764	23.78%	92,823	22.60%	81,275	21.08%
Construction	34,144	8.87%	57,086	13.97%	93,217	20.96%	92,856	22.61%	97,150	25.20%
Home equity lines of credit	22,352	5.81%	22,823	5.59%	22,528	5.07%	15,893	3.87%	12,894	3.34%
Commercial business	36,195	9.41%	33,676	8.24%	37,372	8.40%	35,995	8.76%	26,630	6.91%
Other	11,945	3.10%	13,277	3.25%	13,484	3.03%	15,294	3.72%	15,159	3.93%

Total loans receivable	$384,858	100.00%	$408,546	100.00%	$444,780	100.00%	$410,728	100.00%	$385,582	100.00%
Net deferred loan costs	208		106		24		(77)		(214)
Allowance for loan losses	(3,812)		(4,766)		(5,807)		(4,502)		(3,754)

Total loans receivable, net	$381,254		$403,886		$438,997		$406,149		$381,614

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2012	$3,637	4.89%	$12,857	6.21%	$33,590	6.62%	$4,083	4.12%
2013	2,432	4.63%	221	5.05%	554	6.77%	193	3.39%
2014	5,979	5.41%	5,794	5.56%	—	—	—	—
2015 to 2016	1,538	5.75%	7,968	5.69%	—	—	—	—
2017 to 2021	17,406	5.32%	8,438	4.96%	—	—	1,239	5.68%
2022 to 2026	14,805	4.61%	13,219	6.35%	—	—	521	3.13%
2027 and beyond	113,431	5.34%	72,497	6.10%	—	—	16,316	3.69%

Total	$159,228	5.26%	$120,994	6.00%	$34,144	6.62%	$22,352	3.86%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2012	$27,237	4.66%	$11,466	2.30%	$92,870	5.28%
2013	699	6.17%	41	10.30%	4,140	5.20%
2014	740	6.70%	39	7.54%	12,552	5.56%
2015 to 2016	2,542	6.30%	161	5.81%	12,209	5.83%
2017 to 2021	2,504	6.33%	—	—	29,587	5.32%
2022 to 2026	1,701	6.71%	—	—	30,246	5.46%
2027 and beyond	772	7.29%	238	4.27%	203,254	5.49%

Total	$36,195	5.11%	$11,945	2.43%	$384,858	5.43%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012.

	Due After September 30, 2012
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to four-family residential	$108,610	$46,981	$155,591
Commercial real estate	14,586	93,551	108,137
Construction	—	554	554
Home equity lines of credit	1,129	17,140	18,269
Commercial business	3,138	5,820	8,958
Other	93	386	479

Total	$127,556	$164,432	$291,988

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2011, $159.2 million, or 41.4% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2011, non-performing residential mortgage loans totaled $4.1 million, or 2.5% of the total residential loan portfolio. Interest income not recorded on non-performing residential mortgage loans for the year ended September 30, 2011 was $307,000. During the year ended September 30, 2011, $55,000 had been charged-off against the allowance for loan loss for two impaired residential real estate loans.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. However, to help manage interest rate risk and to increase fee income during fiscal year 2011, sixty-two fixed-rate loans totaling $11.0 million were sold to Freddie Mac with servicing retained. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. No loans were held for sale at September 30, 2011.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. At September 30, 2011, we had $2.8 million of purchased one-to four-family residential mortgage loans. No loans were purchased in the fiscal year ended September 30, 2011.

At September 30, 2011, we had $110.7 million of fixed-rate residential mortgage loans, which represented 69.5% of our total residential mortgage loan portfolio. At September 30, 2011, our largest fixed-rate residential mortgage loan was for $4.4 million. The loan was performing in accordance with its terms at September 30, 2011.

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

At September 30, 2011, adjustable-rate residential mortgage loans totaled $48.6 million, or 30.5% of our total residential mortgage loan portfolio. Of these loans, $17.9 million were interest-only loans originated with an average original loan-to-value ratio of 69.6%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2011, our largest adjustable-rate residential mortgage loan was for $3.0 million. The loan was performing in accordance with its terms at September 30, 2011.

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

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2011, $121.0 million, or 31.4%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.9 million. At September 30, 2011, our largest commercial real estate loan was $5.5 million and was secured by a mixed use building currently used for retail office space and a senior living facility. The loan was performing in accordance with its terms at September 30, 2011. At September 30, 2011, nine commercial real estate loans totaling $7.6 million were non-performing. During the year ended September 30, 2011, $652,000 had been charged-off against the allowance for loan loss for three impaired commercial real estate loans. Interest income not recorded on non-performing commercial real estate loans for the year ended September 30, 2011 was $744,000. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, town homes, condominiums, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. The Bank ceased originating new construction loans for the development of non-owner occupied real estate in 2008. At September 30, 2011, our construction loans totaled $34.1 million, or 8.9% of total loans

At September 30, 2011, construction loans for the development of one-to four-family residential properties totaled $19.3 million, or 5.0% of total loans. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition funds are limited to 50% to 75% of the sale price of the land. Site improvement funds are limited to 100% of the bonded site improvement costs. Construction funds are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2011, construction loans for the development of town homes, condominiums and apartment buildings totaled $11.6 million, or 3.0% of total loans. These construction loans also generally have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans has been 75% of the appraised value of the property, but was decreased to 70% in 2007 to reduce Magyar Bank’s potential exposure to a downturn in the real estate market. Properties must maintain a debt service coverage ratio of 125%. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2011, construction loans for the development of commercial properties totaled $3.2 million, or 0.8% of total loans. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. In addition, the property must maintain a debt service coverage ratio of 125%.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.9 million. At September 30, 2011, our largest outstanding construction loan balance was for $3.4 million. The loan was secured by seven four-unit residential condominium buildings to be built in Union City, NJ. Two homes are completed and the loan is in the foreclosure process. At September 30, 2011, fifteen construction loans totaling $15.5 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for details on these loans), were non-performing. During the year ended September 30, 2011, $1.6 million had been charged-off against the allowance for loan loss for fourteen impaired construction loans. Interest income not recorded on non-performing construction loans for the year ended September 30, 2011 was $711,000.

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

Commercial Business Loans. At September 30, 2011, our commercial business loans totaled $36.2 million, or 9.4% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 15 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

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

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.9 million currently. At September 30, 2011, our largest commercial business loan was a $3.5 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2011. At September 30, 2011, three commercial business loans totaling $255,000 were non-performing. Interest income not recorded on non-performing commercial business loans for the year ended September 30, 2011 was $32,000. During the year ended September 30, 2011, $342,000 had been charged-off against the allowance for loan loss for impaired commercial business loans and $31,000 was recovered from a prior year charge-off.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2011, these loans totaled $22.4 million, or 5.8% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.9 million currently. At September 30, 2011, our largest home equity line of credit was a $1.1 million loan. The loan is performing according to its terms at September 30, 2011. At September 30, 2011, all home equity lines of credit were performing in accordance with their terms with the exception of four non-performing loans totaling $788,000. During the year ended September 30, 2011, $98,000 had been charged-off against the allowance for loan loss for one impaired home equity line of credit. Interest income not recorded on non-performing home equity lines of credit for the year ended September 30, 2011 was $23,000.

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

At September 30, 2011, stock-secured loans totaled $11.5 million, or 3.0% of our total loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2011, $11.4 million, or 3.0% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2011, the aggregate loan-to-value ratio of the stock-secured portfolio was 37.2%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2011.

At September 30, 2011, we were servicing loans sold to Freddie Mac in the amount of $18.2 million and SBA guaranteed loans sold in the amount of $5.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2011, we had $17.2 million of loan participation interests in which we were the lead lender, and $5.5 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2011, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2011, we originated $26.1 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily of loans with terms of 30 years or less. We also originated $13.7 million of commercial real estate loans, $2.1 million of owner-occupied construction loans, $3.8 million of commercial business loans, and $303,000 of home equity lines of credit and other loans during the fiscal year ended September 30, 2011.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2011, we had $2.8 million of one-to four-family residential mortgage loans that were purchased from other lenders. No loans were purchased in the fiscal year ended September 30, 2011.

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

	September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$3,523	$2,451	$4,565	$772	$65
Commercial real estate	7,156	8,228	7,439	3,400	1,936
Construction	15,464	13,969	19,515	8,224	6,008
Home equity lines of credit	788	1,304	1,086	731	—
Commercial business	255	1,465	879	176	21
Other	—	—	—	—	3

Total	27,186	27,417	33,484	13,303	8,033

Accruing loans three months or more past due:
One-to four-family residential	533	—	—	65	—
Commercial real estate	441	—	—	—	—
Construction	—	583	—	6,700	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	15
Other	—	—	—	—	—

Total loans three months or more past due	974	583	—	6,765	15

Total non-performing loans	28,160	28,000	33,484	20,068	8,048

Other real estate owned	16,595	12,655	5,562	4,666	2,238

Total non-performing assets	44,755	40,655	39,046	24,734	10,286
Troubled debt restructurings	4,744	3,610	458	—	—
Troubled debt restructurings and total non-performing assets	$49,499	$44,265	$39,504	$24,734	$10,286

Ratios:
Total non-performing loans to total loans	7.32%	6.85%	7.53%	4.89%	2.09%
Total non-performing loans and troubled debt restructurings to total loans	8.55%	7.74%	7.63%	4.89%	2.09%
Total non-performing assets to total assets	8.54%	7.56%	6.91%	4.81%	2.17%
Total non-performing assets and troubled debt restructurings to total assets	9.45%	8.23%	6.99%	4.81%	2.17%

At September 30, 2011, our portfolio of commercial business, commercial real estate and construction loans totaled $191.3 million, or 49.7% of our total loans, compared to $207.0 million, or 50.7% of our total loans, at September 30, 2010. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructuring and total non-performing assets increased $5.2 million to $49.5 million at September 30, 2011 from $44.3 million at September 30, 2010, and increased $10.0 million from $39.5 million at September 30, 2009, reflecting the adverse economic conditions affecting borrowers during the “Great Recession”. The repayment of the Company’s construction loan portfolio is dependent upon the sale of the collateral securing the loans and has been particularly impacted by the rapid deterioration in the housing market and decreased buyer demand. (See Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of non-performing assets).

Additional interest income of approximately $1.8 million and $2.6 million would have been recorded during the fiscal years ended September 30, 2011 and 2010, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. At September 30, 2011, there were fifteen loans totaling $4.7 million that were classified as TDRs by the Company. These loans are not included in the non-performing loan figures listed above, as they continue to perform under their modified terms.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non- accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
One-to four-family residential	3	$485	12	$4,056	15	$4,541
Commercial real estate	2	851	9	7,597	11	8,448
Construction	1	92	15	15,464	16	15,556
Home equity lines of credit	—	—	4	788	4	788
Commercial business	—	—	3	255	3	255
Other	—	—	—	—	—	—
Total	6	$1,428	43	$28,160	49	$29,588

At September 30, 2010
One-to four-family residential	4	$721	4	$2,451	8	$3,172
Commercial real estate	2	2,147	6	6,081	8	8,228
Construction	—	—	15	14,552	15	14,552
Home equity lines of credit	—	—	3	1,304	3	1,304
Commercial business	—	—	5	1,465	5	1,465
Other	—	—	—	—	—	—
Total	6	$2,868	33	$25,853	39	$28,721

At September 30, 2009
One-to four-family residential	1	$150	9	$4,565	10	$4,715
Commercial real estate	—	—	7	$7,439	7	7,439
Construction	2	1,642	10	17,873	12	19,515
Home equity lines of credit	—	—	2	1,086	2	1,086
Commercial business	1	15	5	864	6	879
Other	—	—	—	—	—	—
Total	4	$1,807	33	$31,827	37	$33,634

At September 30, 2008
One-to four-family residential	3	$216	4	$837	7	$1,053
Commercial real estate	—	—	2	3,400	2	3,400
Construction	3	5,476	7	9,395	10	14,871
Home equity lines of credit	—	—	1	731	1	731
Commercial business	1	157	1	176	2	333
Other	—	—	—	—	—	—
Total	7	$5,849	15	$14,539	22	$20,388

At September 30, 2007
One-to four-family residential	—	$—	2	$65	2	$65
Commercial real estate	3	2,214	1	1,936	4	4,150
Construction	—	—	4	6,008	4	6,008
Home equity lines of credit	—	—	—	—	—	—
Commercial business	—	—	3	36	3	36
Other	—	—	2	3	2	3
Total	3	$2,214	12	$8,048	15	$10,262

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $16.6 million of real estate owned properties at September 30, 2011 and $12.7 million of real estate owned properties at September 30, 2010. During the year ended September 30, 2011, the Company was able to successfully dispose of nine properties with an aggregate carrying value of $3.2 million for a net loss of $107,000 and the Company was able to secure the title for nine other properties totaling $6.9 million.

Other real estate owned at September 30, 2011 consisted of seven residential properties, four substantially completed condominium projects, seventeen real estate lots, and one commercial real estate building. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

The Company also incurred a $292,000 write down during the year on one property under contract of sale at September 30, 2011. The property was sold in November 2011. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2011, classified assets consisted of $22.7 million of special mention assets and $32.5 million of substandard assets.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2011 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$4,766	$5,807	$4,502	$3,754	$3,892

Charge-offs:
One-to four-family residential	55	61	39	31	—
Commercial real estate	652	321	1,063	111	—
Construction	1,583	3,102	4,120	3,084	652
Home equity lines of credit	98	93	724	69	—
Commercial business	342	196	963	227	—
Other	3	—	1	3	4
Total charge-offs	2,733	3,773	6,910	3,525	656

Recoveries:
One-to four-family residential	—	—	—	13	—
Commercial real estate	—	—	—	—	—
Construction	—	1	2	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	31	—	—	—	120
Other	—	2	1	5	—
Total recoveries	31	3	3	18	120

Net charge-offs	2,702	3,770	6,907	3,507	536
Provision for loan losses	1,748	2,729	8,212	4,255	398

Balance at end of period	$3,812	$4,766	$5,807	$4,502	$3,754

Ratios:
Net charge-offs to average loans outstanding	0.69%	0.89%	1.61%	0.88%	0.14%
Allowance for loan losses to total non-performing loans at end of period	13.54%	17.02%	17.34%	22.43%	46.64%
Allowance for loan losses to total loans at end of period	0.99%	1.17%	1.31%	1.10%	0.97%

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

	Amount	Percent of Allowance In Category to Total Allowance	Percent of Loans In Category to Total Loans
	(Dollars in thousands)
At September 30, 2011
One-to four-family residential	$734	19.25%	41.37%
Commercial real estate	1,266	33.21%	31.44%
Construction	1,043	27.37%	8.87%
Home equity lines of credit	101	2.65%	5.81%
Commercial business	551	14.45%	9.41%
Other	13	0.34%	3.10%
Unallocated	104	2.73%	0.00%
Total allowance for loan losses	$3,812	100.00%	100.00%

At September 30, 2010
One-to four-family residential	$589	12.35%	40.50%
Commercial real estate	1,123	23.56%	28.45%
Construction	2,020	42.39%	13.97%
Home equity lines of credit	83	1.75%	5.59%
Commercial business	866	18.17%	8.24%
Other	11	0.23%	3.25%
Unallocated	74	1.55%	0.00%
Total allowance for loan losses	$4,766	100.00%	100.00%

At September 30, 2009
One-to four-family residential	$455	7.83%	38.76%
Commercial real estate	1,235	21.27%	23.78%
Construction	2,967	51.09%	20.96%
Home equity lines of credit	60	1.04%	5.08%
Commercial business	957	16.48%	8.40%
Other	15	0.26%	3.02%
Unallocated	118	2.03%	0.00%
Total allowance for loan losses	$5,807	100.00%	100.00%

At September 30, 2008
One-to four-family residential	$429	9.53%	38.44%
Commercial real estate	603	13.39%	22.60%
Construction	2,846	63.22%	22.61%
Home equity lines of credit	48	1.07%	3.87%
Commercial business	476	10.57%	8.76%
Other	4	0.09%	3.72%
Unallocated	96	2.13%	0.00%
Total allowance for loan losses	$4,502	100.00%	100.00%

At September 30, 2007
One-to four-family residential	$473	12.60%	38.37%
Commercial real estate	576	15.34%	21.54%
Construction	1,982	52.80%	23.72%
Home equity lines of credit	40	1.07%	3.49%
Commercial business	675	17.98%	8.72%
Other	8	0.21%	4.16%
Unallocated	—	0.00%	0.00%
Total allowance for loan losses	$3,754	100.00%	100.00%

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

At September 30, 2011, our securities portfolio totaled $70.3 million, or 13.4% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2011, $45.0 million of our securities were classified as held-to-maturity and reported at amortized cost, and $25.3 million were classified as available-for-sale and reported at fair value. At September 30, 2011, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2011, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $64.2 million, or 91.4% of our total securities portfolio. Of this amount, $55.7 million were mortgage-backed securities and $8.5 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2011, our mortgage-backed securities, including CMOs, totaled $58.7 million, or 83.5% of our total securities portfolio. Included in this balance was $3.0 million of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 3.61% at September 30, 2011. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2011 was $59.5 million, which was $1.3 million more than the amortized cost of $58.2 million. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2011, we held fair value of $3.0 million in bonds which are classified as held to maturity and have a total amortized cost value of $3.1 million, or 4.4% of our total securities portfolio. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2011, we held no equity securities other than $2.3 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2011				At September 30, 2010				At September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,310	$84	$—	$3,394	$3,904	$—	$(26)	$3,878	$—	$—	$—	$—
Obligations of U.S. government-sponsored enterprises:								—				—
Mortgage-backed securities-residential	13,915	215	(42)	14,088	2,833	107	—	2,940	10,703	216	(1)	10,918
Mortgage backed securities-commercial	4,137	265	—	4,402	4,274	—	(4)	4,270	—	—	—	—
Debt securities	2,000	29	—	2,029	1,001	1	—	1,002	2,237	6	—	2,243
Private label mortgage-backed securities-residential	1,456	—	(57)	1,399	2,362	—	(265)	2,097	5,227	—	(305)	4,922
Total securities available for sale	$24,818	$593	$(99)	$25,312	$14,374	$108	$(295)	$14,187	$18,167	$222	$(306)	$18,083

	At September 30, 2011				At September 30, 2010				At September 30, 2009
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$14,875	$483	$(11)	$15,347	$18,407	$401	$—	$18,808	$16,258	$12	$(378)	$15,892
Mortgage-backed securities-commercial	1,646	18	—	1,664	1,725	22	—	1,747	1,981	1	(1)	1,981
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	17,315	441	—	17,756	17,880	425	—	18,305	22,757	215	(50)	22,922
Debt securities	6,500	12	—	6,512	4,499	35	—	4,534	8,020	43	—	8,063
Private label mortgage-backed securities-residential	1,592	14	(160)	1,446	1,871	101	(70)	1,902	2,813	79	—	2,892
Obligations of state and political subdivisions	72	2	—	74	97	5	—	102	122	9	—	131
Corporate securities	3,000	—	(86)	2,914	—	—	—	—	4,000	116	—	4,116
Total securities held to maturity	$45,000	$970	$(257)	$45,713	$44,479	$989	$(70)	$45,398	$55,951	$475	$(429)	$55,997

At September 30, 2011, a total of ten securities with an aggregate fair value of $14.3 million had gross unrealized losses of $356,000, or approximately 2.5% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal bond yields have been adjusted to a tax-equivalent basis.

	More Than One		More Than Five
	Year Through		Years Through		More Than
	Five Years		Ten Years		Ten Years		Total Securities
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$—	—%	$—	—%	$3,310	3.55%	$3,310	3.55%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	—	—%	4,750	3.41%	9,165	2.78%	13,915	3.00%
Mortgage backed securities - commercial	4,137	5.07%	—	—%	—	—%	4,137	5.07%
Debt securities	1,000	1.63%	1,000	2.20%	—	—%	2,000	1.91%
Private label mortgage-backed securities - residential	—	—%	—	—%	1,456	5.42%	1,456	5.42%
Total securities available for sale	$5,137	4.40%	$5,750	3.20%	$13,931	3.24%	$24,818	3.47%

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$—	—%	$—	—%	$14,875	4.16%	$14,875	4.16%
Mortgage-backed securities - commercial	—	—%	72	1.61%	1,574	0.66%	1,646	0.70%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	329	4.00%	1,855	3.47%	15,131	3.40%	17,315	3.42%
Debt securities	—	—%	2,000	2.88%	4,500	3.39%	6,500	3.23%
Private label mortgage-backed securities - residential	—	—%	—	—%	1,592	3.46%	1,592	3.46%
Obligations of state and political subdivisions	72	6.00%	—	—%	—	—%	72	6.00%
Corporate securities	3,000	3.25%	—	—%	—	—%	3,000	3.25%
Total securities held to maturity	$3,401	3.38%	$3,927	3.13%	$37,672	3.59%	$45,000	3.53%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. Historically, we also accepted brokered deposits and did so when attractive rates were available. At September 30, 2011, we had $10.0 million in brokered deposits as compared to $14.7 million at September 30, 2010. The Company is restricted from accepting new brokered deposits or renewing its existing brokered deposits in accordance with the Consent Orders (see Supervision and Regulation- General).

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2011, $175.6 million, or 41.3% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2011			2010			2009
Deposit Types:	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand accounts	$51,220	12.05%	0.00%	$37,298	8.72%	0.00%	$35,221	7.85%	0.00%
Savings accounts	60,533	14.24%	0.58%	61,867	14.46%	0.83%	57,864	12.90%	1.08%
NOW accounts	30,941	7.28%	0.28%	51,473	12.03%	1.11%	49,456	11.03%	1.16%
Money market accounts	106,689	25.11%	0.50%	89,279	20.86%	0.91%	85,535	19.07%	1.07%
Certificates of deposit	144,739	34.06%	1.73%	156,528	36.58%	1.85%	187,289	41.76%	2.45%
Retirement accounts	30,821	7.25%	2.89%	31,487	7.36%	3.02%	33,152	7.39%	3.37%

Total deposits	$424,943	100.00%	1.03%	$427,932	100.00%	1.34%	$448,517	100.00%	1.74%

As of September 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $86.3 million. The following table sets forth the maturity of these certificates as of September 30, 2011 (in thousands):

Three months or less	$14,303
Over three months through six months	12,382
Over six months through one year	18,595
Over one year to three years	31,018
Over three years	10,012

Total	$86,310

At September 30, 2011, $99.8 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2011	2010	2009
	(Dollars in thousands)

Beginning balance	$390,634	$413,296	$350,861
Net deposits (withdrawals) before interest credited	(21,691)	(28,766)	53,727
Interest credited	4,780	6,104	8,708

Ending balance	$373,723	$390,634	$413,296

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase with CitiGroup Global Markets Inc.

As of September 30, 2011, we had long-term advances from the Federal Home Loan Bank in the amount of $34.9 million. In addition, our repurchase agreements totaled $15.0 million at September 30, 2011. These aggregate borrowings represent 10.4% of total liabilities and had a weighted average rate of 3.97% at September 30, 2011. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2010, we had an aggregate borrowing capacity of $79.0 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2011 mature as follows (in thousands):

Year Ending September 30,
2012	$2,813
2013	9,143
2014	8,700
2015	5,000
2016	2,260
Thereafter	7,000
$34,916

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2011	2010
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$1,147	$700
Weighted average interest rate at the end of year	N/A	N/A
Maximum month-end balance during the year	$10,100	$8,150
Average interest rate during the year	0.20%	0.37%

The outstanding securities sold under agreements to repurchase totaled $15.0 million at September 30, 2011. $10.0 million are callable by the issuer, CitiGroup Global Markets Inc., quarterly beginning July 31, 2011 and mature July 31, 2012. The interest rate is 4.92% as long as the 3 month LIBOR remains below 5.50%. Should the 3 month LIBOR increase above 5.50% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.50% for the next quarter, assuming the counter-party does not exercise its call option. $5.0 million are callable by the issuer quarterly beginning December 3, 2010 and mature December 3, 2014. The interest rate is 3.83% as long as the 3 month LIBOR remains below 5.12%. Should the 3 month LIBOR increase above 5.12% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.12% for the next quarter, assuming the counter-party does not exercise its call option.

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

Personnel

At September 30, 2011, we employed 83 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At September 30, 2011, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. At September 30, 2011, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2011, the Company had approximately $4.2 million of federal and $8.7 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The federal net operating loss carry forwards will begin to expire in 2028, while the state net operating losses will begin to expire by 2015, if not used. Based on projections of future taxable income, the Company expects to be able to utilize all net operating loss carry forwards prior to their expiration.

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

New Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Magyar Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Magyar Bank, will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage originations and authorized depository institutions to pay interest on business checking accounts.

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

Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine Magyar Bank whenever it deems an examination advisable. The New Jersey Department of Banking and Insurance examines Magyar Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner also has authority to appoint a conservator or receiver for a savings bank under certain circumstances such as insolvency or unsafe or unsound condition to transact business.

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

Among the corrective actions required in the Consent Orders were for the Bank to develop, within 30 days of the April 22, 2010 effective date of the Consent Orders, a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank’s total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. For purposes of the Consent Orders, Tier 1 capital, qualifying total capital, total assets, and risk-weighted assets shall be calculated in accordance with Part 325 of the FDIC Rules and Regulations, 12 C.F.R Part 325.

A capital plan was submitted on a timely basis to the Federal Deposit Insurance Corporation and New Jersey Department of Banking of Insurance detailing the manner and timing in which the Bank will achieve the capital ratios. As of September 30, 2011, Magyar Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 8.07% and the total qualifying capital as a percentage of risk-weighted assets was 13.21%. At September 30, 2011, both capital ratios exceeded the ratios in the submitted capital plan.

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

Undercapitalized institutions are subject to a variety of mandatory supervisory measures including the requirement to file a capital plan for the Federal Deposit Insurance Corporation’s approval and dividend restrictions as well as other discretionary actions by the regulator.

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

Federal Home Loan Bank System. Magyar Bank is a member of the Federal Home Loan Bank system, which consists of twelve regional federal home loan banks, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The federal home loan banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. Magyar Bank, as a member of the Federal Home Loan Bank of New York, is required to purchase and hold shares of capital stock in the Federal Home Loan Bank of New York in specified amounts.

As of September 30, 2011, Magyar Bank was in compliance with these requirements.

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

In connection with the passage of the Dodd-Frank Act, the Federal Deposit Insurance Corporation has adopted a new rule that provides full insurance coverage for all non-interest bearing transaction accounts, except NOW accounts. The new rule became effective December 31, 2010 for a two-year period.

The Federal Deposit Insurance Corporation assesses insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating.

Effective April 1, 2011, the FDIC Board changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average Tier 1 capital, as required by the Dodd-Frank Act. The FDIC lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and to 30 to 45 basis points for banks in the highest risk category. The final rule eliminated the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these are now part of the new assessment base.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, Magyar Bank prepaid $3.8 million in estimated assessment fees for the fourth quarter of 2009 through 2012.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $1.1 million for the year ended September 30, 2011 and $1.3 million for the year ended September 30, 2010.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Association does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2011, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to, though somewhat more lenient, those of the Federal Deposit Insurance Corporation for Magyar Bank. As of September 30, 2011, Magyar Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act requires that the Federal Reserve Board amend its minimum capital requirements for bank holding companies to make them no less stringent than those applicable to insured depository institutions themselves. That will require the elimination of certain instruments from tier 1 capital that are currently includable for bank holding companies.

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See “Federal Banking Regulation—Prompt Corrective Action.” If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

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

It has been the policy of many mutual holding companies to waive the receipt of dividends declared by its subsidiary. In connection with its approval of the reorganization, however, the Federal Reserve Board required Magyar Bancorp, MHC to obtain prior Federal Reserve Board approval before it may waive any dividends. As of the date hereof, Federal Reserve Board policy is to prohibit a mutual holding company from waiving the receipt of dividends from its holding company or bank subsidiary, and management is not aware of any instance in which the Federal Reserve Board has given its approval for a mutual holding company to waive dividends. Additionally, under Federal Deposit Insurance Corporation policy, the cumulative amount of waived dividends, if any, must not be available for distribution to public stockholders. See “Supervision and Regulation-Holding Company Regulation.” It is not currently intended that Magyar Bancorp, MHC will waive dividends declared by Magyar Bancorp, Inc. as long as Magyar Bancorp, MHC is regulated by the Federal Reserve Board.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2011, the fair value of our total securities portfolio was $71.0 million. The unrealized net gain on securities totaled $1.2 million on a pre-tax basis at September 30, 2011.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2011, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience an $270,000, or 1.8%, decrease in net interest income in the first year following the change in interest rates, and a $75,000, or 0.5%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2011, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience an $80,000, or 0.5%, decrease in net interest income in the first year following the change in interest rates, and a $162,000, or 1.1%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2011, our available-for-sale securities portfolio totaled $25.3 million, which included $23.3 million of mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2011, our portfolio of commercial business and commercial real estate loans totaled $157.2 million, or 40.8% of our total loans, compared to $149.9 million or 36.7% of our total loans at September 30, 2010 and $143.1 million or 32.2% of our total loans at September 30, 2009. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2011, our non-performing loans increased to $28.2 million from $28.0 million at September 30, 2010 but have decreased from $33.5 million at September 30, 2009. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

The Financial Sector Is Experiencing An Economic Downturn. A Deterioration of Our Current Non-performing Loans or An Increase In The Number of Non-performing Loans Will Have An Adverse Effect On Our Operations.

Virtually all of our real estate loans are secured by real estate in New Jersey. At September 30, 2011, loans secured by real estate, including home equity loans and lines of credit, represented 87.5% of our total loans. Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions, which may negatively impact our loan portfolio. Troubled debt restructuring and total non-performing assets increased from $44.3 million at September 30, 2010 to $49.5 million at September 30, 2011. Troubled debt restructuring and total non-performing assets as a percentage of total assets increased to 9.45% at September 30, 2011 as compared to 8.23% at September 30, 2010. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

Our FDIC Premium Could Be Substantially Higher In The Future, Which Would Have An Adverse Effect On Our Future Earnings.

Our FDIC insurance assessment was $1.1 million for fiscal year 2011 compared to $1.3 million for fiscal year 2010. Our FDIC assessment could be higher in future periods depending on the premium rates set by the FDIC for such periods and the composite rating assigned to the Bank by the FDIC. Any increases in our FDIC premium rates will reduce future earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.99% of total loans and 13.5% of total non-performing loans at September 30, 2011. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2011.

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

On April 22, 2010, Magyar Bank entered into agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance that require Magyar Bank to take certain measures to improve its safety and soundness. In connection with these agreements, Magyar Bank stipulated to the issuance by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance of Consent Orders against Magyar Bank relating to findings from an examination of Magyar Bank that occurred in 2009. While the Consent Orders imposed no fines or penalties upon Magyar Bank, the Consent Orders require corrective actions, including that Magyar Bank develop a written capital plan to achieve Tier 1 capital as a percentage of total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%, levels of capital greater than those required for a New Jersey savings bank to be classified as well-capitalized. Under the Consent Orders, Magyar Bank also agreed, among other things; to develop and implement a plan to reduce the bank’s delinquent and non-accrual loans and risk exposure in certain classified assets; to develop and implement a plan to reduce commercial real estate loan concentrations and the bank’s concentration of bank-owned life insurance; to make certain revisions to the bank’s loan policies and procedures and methodology for determining the allowance for loan and lease losses; to develop and implement a strategic plan, a profit plan and a liquidity and funds management plan that conform to specified requirements in the Consent Orders; and to correct and prevent all unsafe or unsound banking practices, violations of law and regulations and policies discussed in the examination report. The Consent Orders restrict Magyar Bank from declaring or paying cash dividends, soliciting, accepting or renewing brokered deposits, and extending additional credit to certain types of borrowers.

Because the Consent Orders place limitations and restrictions on our operations, including our lending and borrowing operations, the Consent Orders could adversely affect our ability to implement our business plans, including potential profitable growth strategies that we might otherwise pursue, which may adversely affect our financial performance. For example, our capital plan required by the Consent Orders states that the higher capital ratios will be achieved and maintained by September 30, 2011. The higher capital ratios may reduce our origination of loans, including attractive loans that we would otherwise make. Further, the Consent Orders require us to reduce our concentrations of commercial real estate loans, even potentially profitable ones. In addition, the Consent Orders require us to reduce classified, delinquent and nonaccrual loans within specified time frames. These time frames could result in our inability to maximize the price that we might otherwise receive for the sale of the underlying collateral. Finally, the Consent Orders’ restriction on brokered deposits may affect our ability to have sufficient liquid assets for our operations or require us to pay higher rates on retail deposits to replace our use of brokered deposits.

To comply with the Consent Orders, Magyar Bank has incurred and expects to continue to incur consulting and legal fees. Notwithstanding these fees, there can be no assurance that we will achieve full compliance with the requirements of the Consent Orders, nor can we estimate when the Consent Orders will be lifted. If we fail to comply with the provisions of the Consent Orders, we could be subject to additional restrictions or penalties, including civil money penalties on us and our directors and officers, and the removal of directors and officers from their positions with Magyar Bancorp, Inc. and Magyar Bank.

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

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject to.

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our six banking offices as of September 30, 2011:

		Original Year	Year of
Location	Leased or Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	—
New Brunswick, New Jersey

Full - Service Branches:
582 Milltown Road	Leased	2002	2012
North Brunswick, New Jersey

3050 State Route 27	Owned	1969	—
Kendall Park, New Jersey

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey

475 North Bridge Street	Leased	2010	2025
Bridgewater, New Jersey

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey

The net book value of our premises, land and equipment was approximately $20.6 million at September 30, 2011.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)           Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2011, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.03% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2011 was 569. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2011	High	Low	Price	Declared

Quarter ended September 30, 2011	$5.20	$3.15	$3.47	$—
Quarter ended June 30, 2011	7.00	3.60	4.14	—
Quarter ended March 31, 2011	4.40	3.83	4.30	—
Quarter ended December 31, 2010	4.44	3.02	4.00	—

Fiscal Year Ended			Closing	Dividends
September 30, 2010	High	Low	Price	Declared

Quarter ended September 30, 2010	$5.36	$3.01	$3.55	$—
Quarter ended June 30, 2010	5.29	3.09	3.74	—
Quarter ended March 31, 2010	4.50	3.08	4.01	—
Quarter ended December 31, 2009	4.75	2.91	4.00	—

Dividend payments by Magyar Bancorp, Inc. are dependent primarily on dividends it receives from Magyar Bank, because Magyar Bancorp, Inc. has no source of income other than dividends from Magyar Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Magyar Bancorp, Inc., and interest payments with respect to Magyar Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Business- Supervision and Regulation- New Jersey Banking Regulation- Dividends.”

Other than its employee stock ownership plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Magyar Bancorp’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price(1)	Number of securities remaining available for issuance under plan

Stock options	188,276	$14.61	84,053
Shares of restricted stock	—	—	—
Total	188,276	$14.61	84,053

(1) Reflects weighted average exercise price of stock options only.

(b)	Not applicable.

(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 66,970 shares had been repurchased as of September 30, 2011 at an average price of $9.39.

There were no repurchases of our common stock during the year ended September 30, 2011.

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

On April 22, 2010, the Bank entered into agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which require the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance of consent orders against the Bank (the “Consent Orders”) relating to certain findings from a recent examination of the Bank. In entering into the stipulation and consenting to entry of the Consent Orders, the Bank did not concede the findings or admit to any of the assertions therein. The Consent Orders impose no fines or penalties upon the Bank.

Among the corrective actions required were for the Bank to develop, within 30 days of the April 22, 2010 effective date of the Consent Orders, a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank’s total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. For purposes of the Consent Orders, Tier 1 capital, qualifying total capital, total assets, and risk-weighted assets shall be calculated in accordance with Part 325 of the FDIC Rules and Regulations, 12 C.F.R Part 325. The Bank developed and filed a capital plan on a timely basis with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. At September 30, 2011, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 8.07%, and total qualifying capital as a percentage of risk-weighted assets was 13.21%.

During the year ended September 30, 2011, we decreased net loans $22.6 million, or 5.6%, primarily due to a $22.9 million, or 40.2%, decrease in construction loans. The contraction in the construction loan portfolio was due to the decision to cease originations of new construction loans in 2008 based on the adverse economic environment and its impact on this type of lending. Due to the difficult economic environment and the need to increase capital ratios, the repayments of these loans were used to shrink the Bank’s balance sheet by reducing higher-cost borrowings and deposits.

Borrowing decreased $10.9 million, or 17.9%, and deposits decreased $3.0 million, or 0.7%, during the year ended September 30, 2011. Balances of certificates of deposit (including individual retirement accounts) declined $12.5 million, or 6.6%, reflecting the Bank’s continued strategy of shifting funding sources from higher cost certificates of deposit and borrowings to lower cost checking and money market accounts, which increased $13.9 million, or 37.3%, and $17.4 million, or 19.5%, respectively, during the year. The shift in funding helped contribute to a $1.9 million, or 0.3%, decrease in the Company’s interest expense on its interest bearing liabilities from $9.3 million for the year ended September 30, 2010 to $7.4 million for the year ended September 30, 2011. We attribute the decrease in the average interest expense to the expansion of our commercial relationships, which tend to hold larger deposit balances, successful business development efforts by our retail branch managers, and the continued growth of the Bank’s two newest branch facilities.

We reported a net loss of $249,000 for the year ended September 30, 2011. Net income decreased $4.2 million for the year ended September 30, 2011 compared with the year ended September 30, 2010, attributable to a $3.8 million decrease in income tax benefit, a $211,000 increase in other expense and a $190,000 decrease in other income.

Loan loss provisions decreased $981,000 to $1.7 million during the year ended September 30, 2011 compared with $2.7 million for the year ended September 30, 2010 due to lower level of loan charge-offs and the decrease in the total loan receivables during the current period, specifically construction loan balances, which required higher levels of reserves.

Throughout 2012, we expect to continue the resolution of non-performing assets, diversifying our balance sheet with higher concentrations in commercial real estate and commercial business loans, and managing non-interest expenses in order to increase profitability of the Company.

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

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

Total Assets. Total assets decreased $13.9 million, or 2.6%, to $524.0 million at September 30, 2011 from $537.9 million at September 30, 2010, due to reductions in loans receivable, partially offset by an increase in investment securities.

Loans Receivable. Net loans receivable decreased $22.6 million, or 5.6%, to $381.3 million at September 30, 2011 from $403.9 million at September 30, 2010. During the year ended September 30, 2011, construction loans decreased $22.9 million, or 40.2%, to $34.1 million at September 30, 2011 from $57.1 million at September 30, 2010. In addition, one-to four-family residential mortgage loans decreased $6.2 million, or 3.8%, to $159.2 million from $165.5 million, while home equity line of credit and other loans decreased $1.8 million, or 5.0%, to $34.3 million from $36.1 million. Offsetting the decreases were $4.8 million, or 4.1%, and $2.5 million, or 7.5%, increases in commercial real estate and commercial business loans to $121.0 million and $36.2 million, respectively, at September 30, 2011.

At September 30, 2011, the significant loan categories in terms of the percent of total loans were 41.4% in one-to four-family residential mortgage loans, 31.4% in commercial real estate loans, 9.4% in commercial business loans, and 8.9% in construction loans. The remaining categories were comprised of 5.8% of home equity lines of credit and 3.1% of other loans, which consisted primarily of stock-secured consumer loans.

Total non-performing and restructured loans increased $1.3 million to $32.9 million at September 30, 2011 from $31.6 million at September 30, 2010. Excluding troubled debt restructurings non-performing loans increased $160,000, or 0.6%, to $28.2 million. Non-performing loans consisted of fifteen construction loan relationships totaling $15.5 million, twelve mortgage loans secured by one-to-four family residential properties totaling $4.1 million, nine commercial real estate loans totaling $7.6 million, four home equity lines of credit totaling $788,000 and three commercial business loan totaling $255,000.

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

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit increased $1.1 million to $4.8 million at September 30, 2011 from $3.8 million at September 30, 2010. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2011. During the year ended September 30, 2011, Magyar Bank charged off $153,000 from non-performing loans secured by one-to four-family residential properties including home equity line of credit loans through a reduction of its allowance for loan loss. There were restructurings of five troubled loans secured by a one-to four-family residential property totaling $1.6 million during the year ended September 30, 2011 that were performing at their restructured terms at September 30, 2011. Four of these loans were previously non-performing construction loans totaling $1.1 million that have been completed and fully leased. Troubled debt restructurings increased from three loans totaling $705,000 at September 30, 2010 to eight loans totaling $2.3 million at September 30, 2011. The three loans totaling $705,000 at September 30, 2010 had been reduced to $702,000 at September 30, 2011.

Non-performing construction loans increased $912,000 to $15.5 million at September 30, 2011 from $14.6 million at September 30, 2010. The real estate securing these loans ranged from vacant and partially completed residential lots to substantially completed condominium projects in various locations in the State of New Jersey. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans including foreclosure of collateral and pursuit of personal guarantors on the loans. During the year ended September 30, 2011, Magyar Bank charged off $1.6 million in non-performing construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized. At September 30, 2011, there was one performing construction loan with an interest reserve representing an outstanding balance of $290,000, an original interest reserve of $95,000, an advanced interest reserve of $1,000, and a remaining interest reserve balance of $94,000. At September 30, 2010, there were four performing construction loans with interest reserves representing outstanding balances of $13.7 million, original interest reserves of $1.1 million, advanced interest reserves of $644,000, and remaining interest reserve balances of $411,000.

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

Non-performing commercial real estate loans decreased $631,000 to $7.6 million at September 30, 2011 from $8.2 million at September 30, 2010. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2011. During the year ended September 30, 2011, Magyar Bank had charged off $652,000 in non-performing commercial real estate loan balances through a reduction of its allowance for loan loss. There were no restructurings of troubled commercial real estate loans during the year ended September 30, 2011. Of the three restructurings at September 30, 2010, two totaling $2.4 million were reduced by $33,000 and performing at their restructured terms at September 30, 2011 while one loan totaling $445,000 at September 30, 2010 was paid down to $441,000 but was non-performing at September 30, 2011.

Non-performing commercial business loans decreased $1.2 million to $255,000 at September 30, 2011 from $1.5 million at September 30, 2010. Of the three non-performing loans, one loan totaling $152,000 was secured by real estate collateral. Two loans totaling $91,000 were not secured by real estate but were being paid monthly by the borrower at September 30, 2011. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. During the year ended September 30, 2011, Magyar Bank had charged off $342,000 and recovered $31,000 in non-performing commercial business loans for the year ended September 30, 2011. The restructured commercial business loan totaling $74,000 at September 30, 2010 was reduced to $73,000 and performing at its restructured terms at September 30, 2011.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable increased to 8.55% at September 30, 2011 from 7.74% at September 30, 2010. The allowance for loan losses decreased $1.0 million to $3.8 million, or 13.5% of non-performing loans, at September 30, 2011 compared with $4.8 million, or 17.0% of non-performing loans, at September 30, 2010. Provisions for loan loss during the year ended September 30, 2011 were $1.7 million while net charge-offs were $2.7 million, compared with a provision of $2.7 million and net charge-offs of $3.8 million for the prior year period. The allowance for loan losses was 0.99% of gross loans outstanding at September 30, 2011 and 1.17% of gross loans outstanding at September 30, 2010.

Investment Securities. Investment securities increased $11.6 million, or 19.9%, to $70.3 million at September 30, 2011 from $58.7 million at September 30, 2010.

Securities available-for-sale increased $11.1 million, or 78.4%, to $25.3 million at September 30, 2011 from $14.2 million at September 30, 2010. The increase was the result of $26.3 million in purchases of mortgage-backed securities and U.S. government-sponsored enterprise obligations, partially offset by $12.7 million in sales and maturities and $3.0 million in principal amortization. In addition, the unrealized gain on the available-for-sale portfolio increased $681,000 to $494,000 at September 30, 2011 compared with the prior year period.

Securities held-to-maturity increased $521,000, or 1.2%, to $45.0 million at September 30, 2011 from $44.5 million at September 30, 2010. The increase was the result of $18.7 million in security purchases, offset by $8.0 million in maturities or calls and $10.0 million in principal amortization.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $354,000, or 3.8%, to $9.7 million at September 30, 2011 from $9.3 million at September 30, 2010. The increase in bank-owned life insurance was due to the increase in the cash surrender value of the existing policies.

Other Real Estate Owned. Other real estate owned increased $3.9 million to $16.6 million at September 30, 2011 from $12.7 million at September 30, 2010.

During the year ended September 30, 2011, the Company was able to successfully dispose of nine properties with an aggregate carrying value of $3.2 million for a net loss of $107,000 and the Company was able to secure the title for nine other properties totaling $6.9 million. The Company also incurred a $292,000 write down during the year ended September 30, 2011 on one property under contract of sale expected to close next quarter. Other real estate owned at September 30, 2011 consisted of seven residential properties, four substantially completed condominium projects, seventeen real estate lots, and one commercial real estate building. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Other Assets. Other assets decreased $1.1 million, or 14.6%, to $6.4 million at September 30, 2011 from $7.5 million at September 30, 2010. The decrease was primarily due to a reduction in the Company’s prepaid FDIC insurance assessment, which decreased $1.1 million to $1.5 million at September 30, 2011 from $2.6 million at September 30, 2010.

Deposits. Total deposits decreased $3.0 million, or 0.7%, to $424.9 million at September 30, 2011 from $427.9 million at September 30, 2010.

The Company’s deposit strategy during the year ended September 30, 2011 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to continue replacing higher-cost, single service time deposit account holders with lower-cost checking account balances.

The contraction in deposits during the twelve months ended September 30, 2011 occurred in certificates of deposit (including individual retirement accounts), which decreased $12.5 million, or 6.6%, to $175.6 million from $188.0 for the same period of last year. Partially offsetting this decrease was a $10.8 million, or 6.1%, increase in checking accounts (including money market accounts) to $188.9 million from $178.1 for the same period of last year. Deposits accounted for 81.1% of assets and 111.5% of net loans at September 30, 2011.

At September 30, 2011, the Company held $1.8 million in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit and $10.0 million in brokered certificates of deposit. At September 30, 2010, the Company held $2.9 million in CDARS Reciprocal certificates of deposit and $14.7 million in brokered certificates of deposit.

Borrowed Funds. Borrowings from the FHLB decreased $10.9 million, or 23.7% to $34.9 million at September 30, 2011 from $45.8 million at September 30, 2010. Securities sold under agreements to repurchase remained unchanged at $15.0 million. Proceeds from loan repayments were used to repay Federal Home Loan Bank of New York advances.

Borrowings and securities sold under agreements to repurchase decreased to 9.5% of assets at September 30, 2011 from 11.3% at September 30, 2010.

Stockholders’ Equity. Stockholders’ equity increased $332,000, or 0.8%, to $44.5 million at September 30, 2011 from $44.2 million at September 30, 2010.

The increase in stockholders’ equity was attributable to an increase in stockholders’ equity of $456,000 related to the accounting of the Company’s equity incentive plan and Employee Stock Ownership Plan, offset by a net loss totaling $249,000 from operations for the year ended September 30, 2011. Accumulated other comprehensive loss decreased $125,000 during the period to $407,000 at September 30, 2011 from $532,000 at September 30, 2010.

During the year ended September 30, 2011, the Company did not repurchase shares of its common stock. Under the current stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase at September 30, 2011.

Comparison of Operating Results for the Years Ended September 30, 2011 and 2010

Net Income (Loss). The Company’s net income decreased $4.2 million to net loss $249,000 for the year ended September 30, 2011 from a net income of $3.9 million for the year ended September 30, 2010.

Net Interest and Dividend Income. Net interest and dividend income decreased $987,000, or 6.2%, to $14.8 million during the year ended September 30, 2011 from $15.8 million during the year ended September 30, 2010. Interest and dividend income decreased $2.9 million, or 11.5%, to $22.2 million for the year ended September 30, 2011 from $25.1 million for the year ended September 30, 2010 while interest expense decreased $1.9 million, or 20.5%, to $7.4 million for the year ended September 30, 2011 from $9.3 million for the year ended September 30, 2010

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2011 and 2010. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$11,699	$25	0.22%	$2,598	$8	0.30%	$3,398	$3	0.09%
Loans receivable, net	393,907	20,033	5.09%	424,554	22,521	5.30%	428,428	23,145	5.40%
Securities
Taxable	68,538	2,021	2.95%	64,439	2,431	3.77%	65,962	3,037	4.60%
Tax-exempt (1)	80	7	8.93%	105	6	5.94%	1,174	48	4.09%
FHLB of NY stock	2,656	149	5.60%	3,083	159	5.16%	3,702	105	2.84%
Total interest-earning assets	476,880	22,235	4.66%	494,779	25,125	5.08%	502,664	26,338	5.24%
Noninterest-earning assets	54,503			54,192			44,721
Total assets	$531,383			$548,971			$547,385

Interest-bearing liabilities:
Savings accounts (2)	$61,367	$373	0.61%	$61,639	$599	0.97%	$47,682	$532	1.11%
NOW accounts (3)	137,877	1,006	0.73%	134,667	1,384	1.03%	114,541	1,583	1.38%
Time deposits (4)	181,128	3,724	2.06%	201,124	4,600	2.29%	224,038	7,045	3.14%
Total interest-bearing deposits	380,372	5,103	1.34%	397,430	6,583	1.66%	386,261	9,160	2.37%
Borrowings	58,080	2,303	3.96%	67,800	2,728	4.02%	83,201	3,028	3.64%
Total interest-bearing liabilities	438,452	7,406	1.69%	465,230	9,311	2.00%	469,462	12,188	2.60%
Noninterest-bearing liabilities	48,830			39,768			37,836
Total liabilities	487,282			504,998			507,298
Retained earnings	44,101			43,973			40,087
Total liabilities and retained earnings	$531,383			$548,971			$547,385

Tax-equivalent basis adjustment		(2)			—			—
Net interest income		$14,827			$15,814			$14,150
Interest rate spread			2.97%			3.08%			2.64%
Net interest-earning assets	$38,428			$29,549			$33,202
Net interest margin (5)			3.11%			3.20%			2.82%
Average interest-earning assets to average interest-bearing liabilities	108.76%			106.35%			107.07%

(1)	Calculated using 34% tax rate for the twelve months ended September 30, 2011 and 0% for the twelve months ended September 30, 2010 and 2009.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

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

	September 30,
	2011 vs. 2010			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$20	$(3)	$17	$(1)	$6	$5
Loans	(1,606)	(882)	(2,488)	(205)	(419)	(624)
Securities
Taxable	146	(556)	(410)	(69)	(537)	(606)
Tax-exempt (1)	(2)	3	1	(57)	15	(42)
FHLB of NY stock	(23)	13	(10)	(20)	74	54
Total interest-earning assets	(1,465)	(1,425)	(2,890)	(351)	(862)	(1,213)

Interest-bearing liabilities:
Savings accounts (2)	(3)	(223)	(226)	140	(73)	67
NOW accounts (3)	33	(411)	(378)	247	(446)	(199)
Time deposits (4)	(436)	(440)	(876)	(670)	(1,775)	(2,445)
Total interest-bearing deposits	(406)	(1,074)	(1,480)	(284)	(2,293)	(2,577)
Borrowings	(385)	(40)	(425)	(596)	296	(300)
Total interest-bearing liabilities	(791)	(1,114)	(1,905)	(880)	(1,997)	(2,877)

Increase (decrease) in tax equivalent net interest income	$(674)	$(311)	(985)	$528	$1,136	1,664
Change in tax-equivalent basis adjustment			(2)			—

Increase (decrease) in net interest income			$(987)			$1,664

(1)	Calculated using 34% tax rate for periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income decreased $2.9 million, or 11.5%, to $22.2 million for the year ended September 30, 2011 from $25.1 million for the year ended September 30, 2010. The decrease was attributable to lower yields on interest-bearing assets, which decreased 42 basis points to 4.66%, and lower balances of such assets, which decreased $17.9 million, or 3.6%, to $476.9 million for the year ended September 30, 2011.

Interest income on loans decreased $2.5 million, or 11.0%, to $20.0 million for the year ended September 30, 2011 from $22.5 million for the prior year. The decrease was attributable to a decrease of $30.6 million, or 7.2%, in the average balance of loans as well as a 21 basis point decrease in the average yield on such loans to 5.09% from 5.30%. The decline in yield on loans reflected the lower interest rate environment for loans during the year ended September 30, 2011 compared with the year ended September 30, 2010.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased $394,000, or 16.1%, to $2.0 million for the year ended September 30, 2011 from $2.4 million for the prior year. The decrease was due to an 82 basis point decrease in the average yield on securities to 2.96% from 3.78% for the prior year period which more than offset a $4.1 million, or 6.3%, increase in the average balance of investment secuities to $68.6 million from $64.5 million for the prior year. The decline in yield on investment securities reflected the lower interest rate environment during the year ended September 30, 2011 compared with the year ended September 30, 2010.

Interest Expense. Interest expense decreased $1.9 million, or 20.5%, to $7.4 million for the year ended September 30, 2011 from $9.3 million for the year ended September 30, 2010. The average balance of interest-bearing liabilities decreased $26.8 million between the two periods while the cost of such liabilities fell 31 basis points to 1.69% for the year ended September 30, 2011.

The average balance of interest-bearing deposits decreased $17.1 million to $380.4 million for the year ended September 30, 2011 from $397.4 million for the prior year while the average cost of such deposits decreased 32 basis points to 1.34% from 1.66%. This resulted in a $1.5 million, or 22.5%, decrease in interest paid on deposits to $5.1 million for the year ended September 30, 2011 from $6.6 million for the year ended September 30, 2010.

Interest paid on advances and securities sold under agreements to repurchase decreased $425,000 to $2.3 million for the year ended September 30, 2011 from $2.7 million for the year ended September 30, 2010. The average cost of borrowings decreased 6 basis points to 3.96% for the year ended September 30, 2011 from 4.02% for the year ended September 30, 2010. The average balance of advances and securities sold under agreements to repurchase decreased $9.7 million to $58.1 million for the year ended September 30, 2011 from $67.8 million for the year ended September 30, 2010.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $1.7 million for the year ended September 30, 2011 compared with a $2.7 million provision for the prior year.

Provisions for loan loss decreased $981,000 due to lower levels of loan charge-offs during the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010, lower levels of construction loans and lower levels of loan receivables.

There were net charge-offs of $2.7 million for the year ended September 30, 2011 compared to net charge-offs of $3.8 million for the year ended September 30, 2010. The lower level of loan charge-offs resulted from fewer impaired loans at September 30, 2011, in comparison with September 30, 2010, and lower charge-offs of previously impaired loans in comparison to the prior year period.

Total non-performing and restructured loans increased $1.3 million to $32.9 million at September 30, 2011 from $31.6 million at September 30, 2010. Excluding troubled debt restructurings non-performing loans increased $160,000, or 0.6%, to $28.2 million. The allowance for loan losses decreased $954,000 to $3.8 million, or 0.99% of gross loans outstanding at September 30, 2011, from $4.8 million, or 1.17% of gross loans outstanding at September 30, 2010. The decline in the allowance for loan loss was primarily due to a $22.9 million, or 40.2%, decrease in the construction loan portfolio during the year ended September 30, 2011.

Other Income. Non-interest income decreased $190,000, or 8.3%, to $2.1 million during the year ended September 30, 2011 compared to $2.3 million for the year ended September 30, 2010. The decrease in non-interest income for the year was attributable to lower gains on the sales of assets, which were $479,000 for the year ended September 30, 2011 compared with $828,000 for the year ended September 30, 2010.

The Company’s gains from the sales of investment securities decreased $368,000 to $133,000 for the year ended September 30, 2011 from $501,000 for the year ended September 30, 2010. The gains resulted from sales of mortgage-backed securities in the current lower interest rate environment. The Company’s gains on the sales of mortgage loans increased $479,000 to $745,000 for the year ended September 30, 2011 from $266,000 for the year ended September 30, 2010. The Company sold 62 servicing retained residential mortgage loans, totaling $11.0 million to Freddie Mac, and seven SBA loans, totaling $1.9 million during the year ended September 30, 2011. In addition, there were $399,000 in net losses on the sales or anticipated sales of real estate owned for the year ended September 30, 2011.

Other Expenses. Other expense increased $211,000, or 1.4%, to $15.4 million for the year ended September 30, 2011 compared to $15.2 million for the year ended September 30, 2010. The increase was attributable to increases of $180,000 in OREO expenses, $97,000 in compensation and employee benefits, $94,000 in occupancy expense, and $76,000 in other expenses. Partially offsetting these increases were decreases in FDIC insurance premiums of $131,000 and professional fees of $115,000.

OREO expense increased $180,000, or 58.3%, to $489,000 for the year ended September 30, 2011 from $309,000 for the year ended September 30, 2010 due to an increase in the balance of OREO to $16.6 million from $12.7 million during the same period. OREO expenses include real estate taxes, property and casualty insurance, utilities, and general maintenance and upkeep expenses.

Employee and benefit expenses increased $97,000, or 1.3%, to $7.6 million for the year ended September 30, 2011 from $7.5 million for the year ended September 30, 2010. The increase was the result of the opening and staffing of branch offices in Bridgewater and North Edison in September 2010 and July 2011, respectively. The operation of these branches contributed to a $94,000, or 3.5%, increase in occupancy expense to $2.8 million for the year ended September 30, 2011 from $2.7 million for the prior year period.

Other expenses increased $76,000, or 4.7%, to $1.7 million for the year ended September 30, 2011 from $1.6 million for the prior year period. The increase was primarily the result of higher expenses associated with the collection and administration of non-performing loans, which increased $56,000.

The FDIC insurance assessments paid by the Bank decreased $131,000 to $1.1 million for the year ended September 30, 2011 from $1.3 million for the prior year period. The decrease resulted from a lower assessment base as well as lower assessment rates during the second half of the Company’s fiscal year.

Professional fees decreased $115,000, or 10.3%, to $1.0 million during the year ended September 30, 2011 from the prior year period. The decrease in professional fees was primarily due to lower expenses related to the use of attorneys in the collection of non-performing loans and the foreclosure of collateral securing non-performing loans.

Income Tax Expense (Benefit). The Company recorded a tax expense of $43,000 for the year ended September 30, 2011 compared with tax benefit of $3.7 million for the year ended September 30, 2010.

Included in the tax expense for the year ended September 30, 2011 was a current period tax benefit of $144,000, a deferred tax expense of $37,000 and $150,000 for prior period tax expense. The net change in the valuation allowance for the year ended September 30, 2011 was a decrease of approximately $496,000. This change primarily represents a decrease of $586,000 relating to expiring carry forwards, primarily relating to charitable contributions, and an increase of $92,000 based upon management’s assessment of current and projected future operations.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the Federal Home Loan Bank of New York, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable rate home equity and short-term and medium-term fixed-rate commercial business loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. Finally, we have purchased interest rate floors and sold securities under agreements to repurchase with embedded derivatives to mitigate the impact of interest rates on our prime-based loans. At September 30, 2011 we held securities sold under agreements to repurchase with embedded derivatives in the amount of $15.0 million. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2011, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Decrease
Interest rates	Estimated	in NII Year 1		Estimated	in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$14,596	$(270)	-1.82%	$14,881	$(75)	-0.50%
Unchanged	14,866	—	—	14,956	—	—
-100	14,786	(80)	-0.54%	14,794	(162)	-1.08%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2011, our liquidity ratio was 11.1% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $15.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $25.3 million at September 30, 2011. At September 30, 2011, we also had the ability to borrow $79.0 million from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $34.9 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2011, we had $7.9 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $37.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totaled $99.8 million, or 23.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the year ended September 30, 2011, we originated $46.1 million of loans and purchased $45.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $3.0 million for the year ended September 30, 2011 and a net decrease in total deposits of $20.6 million for the year ended September 30, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds. Federal Home Loan Bank advances totaled $34.9 million and $45.8 million at September 30, 2011 and September 30, 2010, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, including a risk-based capital measure as well as Consent Orders that require Magyar Bank to develop a written capital plan that details the manner in which the Bank will achieve Tier 1 capital as a percentage of the Bank’s total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12% (which exceed the required regulatory capital ratios). A capital plan was submitted on a timely basis to the Federal Deposit Insurance Corporation and New Jersey Department of Banking of Insurance and called for the Bank to achieve these higher capital ratios by September 30, 2011. As of September 30, 2011, Magyar Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 8.07% and the total qualifying capital as a percentage of risk-weighted assets was 13.21%. At September 30, 2011, these capital ratios exceeded all required regulatory capital ratios as well as those projected in the submitted capital plan. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$2,813	$17,843	$7,260	$7,000	$34,916
Repurchase agreements	10,000	—	5,000	—	15,000
Operating leases	565	1,127	1,149	6,341	9,182
Total	$13,378	$18,970	$13,409	$13,341	$59,098

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. (the “Company”) and subsidiary as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magyar Bancorp, Inc. and subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Clark, New Jersey
December 23, 2011

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30,
	2011	2010

Assets
Cash	$1,066	$1,126
Interest earning deposits with banks	13,968	19,960
Total cash and cash equivalents	15,034	21,086
Investment securities - available for sale, at fair value	25,312	14,187
Investment securities - held to maturity, at amortized cost (fair value of $45,713 and $45,398 at September 30, 2011 and 2010, respectively)	45,000	44,479
Federal Home Loan Bank of New York stock, at cost	2,299	2,775
Loans receivable, net of allowance for loan losses of $3,812 and $4,766 at September 30, 2011 and 2010, respectively	381,254	403,886
Bank owned life insurance	9,660	9,306
Accrued interest receivable	1,921	1,950
Premises and equipment, net	20,574	20,142
Other real estate owned (“OREO”)	16,595	12,655
Other assets	6,388	7,483

Total assets	$524,037	$537,949

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$424,943	$427,932
Escrowed funds	1,043	1,555
Federal Home Loan Bank of New York advances	34,916	45,769
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	300	418
Accounts payable and other liabilities	3,326	3,098

Total liabilities	479,528	493,772

Stockholders’ equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,801,631 and 5,783,131 outstanding at September 30, 2011 and 2010, respectively, at cost	59	59
Additional paid-in capital	26,496	26,396
Treasury stock: 122,111 and 140,611 shares at September 30, 2011 and 2010, respectively, at cost	(1,480)	(1,704)
Unearned Employee Stock Ownership Plan shares	(1,228)	(1,342)
Retained earnings	21,069	21,300
Accumulated other comprehensive loss	(407)	(532)

Total stockholders’ equity	44,509	44,177

Total liabilities and stockholders’ equity	$524,037	$537,949

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	For the Year Ended September 30,
	2011	2010

Interest and dividend income
Loans, including fees	$20,033	$22,521
Investment securities
Taxable	2,046	2,439
Tax-exempt	5	6
Federal Home Loan Bank of New York stock	149	159

Total interest and dividend income	22,233	25,125

Interest expense
Deposits	5,103	6,583
Borrowings	2,303	2,728

Total interest expense	7,406	9,311

Net interest and dividend income	14,827	15,814

Provision for loan losses	1,748	2,729

Net interest and dividend income after provision for loan losses	13,079	13,085

Other income
Service charges	1,187	979
Other operating income	434	483
Gains on sales of loans	745	266
Gains on sales of investment securities	133	501
Gains (losses) on OREO	(399)	61

Total other income	2,100	2,290

Other expenses
Compensation and employee benefits	7,570	7,473
Occupancy expenses	2,765	2,671
Advertising	178	157
Professional fees	1,005	1,120
Service fees	559	570
OREO expenses	489	309
FDIC deposit insurance premiums	1,135	1,266
Other expenses	1,684	1,608

Total other expenses	15,385	15,174

Income (loss) before income tax expense (benefit)	(206)	201

Income tax expense (benefit)	43	(3,741)

Net income (loss)	$(249)	$3,942

Net income (loss) per share-basic and diluted	$(0.04)	$0.68

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
 Consolidated Statement of Changes in Stockholders’ Equity
 Years Ended September 30, 2011 and 2010
 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2009	5,767,434	$59	$26,329	$(1,897)	$(1,454)	$17,323	$(333)	$40,027
Comprehensive income:
Net income	—	—	—	—	—	3,942	—	3,942
Change in funded status of retirement obligations, net of tax expense of $33	—	—	—	—	—	—	50	50
Unrealized gain on securities available- for-sale, net of tax expense of $57	—	—	—	—	—	—	70	70
Reclassification adjustment for gains included in net loss, net of tax benefit of $93	—	—	—	—	—	—	(138)	(138)
Unrealized loss on derivatives, net of tax benefit of $120	—	—	—	—	—	—	(181)	(181)
Total comprehensive income								3,743
Treasury stock used for restricted stock plan	15,697	—	(228)	193	—	35	—	—
ESOP shares allocated	—	—	(57)	—	112	—	—	55
Stock-based compensation expense	—	—	352	—	—	—	—	352

Balance, September 30, 2010	5,783,131	59	26,396	(1,704)	(1,342)	21,300	(532)	44,177

Comprehensive loss:
Net loss	—	—	—	—	—	(249)	—	(249)
Change in funded status of retirement obligations, net of tax benefit of $138	—	—	—	—	—	—	(209)	(209)
Unrealized gain on securities available- for-sale, net of tax expense of $310	—	—	—	—	—	—	505	505
Reclassification adjustment for gains included in net loss, net of tax benefit of $54	—	—	—	—	—	—	(80)	(80)
Unrealized loss on derivatives, net of tax benefit of $60	—	—	—	—	—	—	(91)	(91)
Total comprehensive loss								(124)

Treasury stock used for restricted stock plan	18,500	—	(242)	224	—	18	—	—
ESOP shares allocated	—	—	(61)	—	114	—	—	53
Stock-based compensation expense	—	—	403	—	—	—	—	403

Balance, September 30, 2011	5,801,631	$59	$26,496	$(1,480)	$(1,228)	$21,069	$(407)	$44,509

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended
	September 30,
	2011	2010

Operating activities
Net income (loss)	$(249)	$3,942
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	974	1,137
Premium amortization on investment securities, net	302	163
Provision for loan losses	1,748	2,729
Provision for loss on other real estate owned	292	—
Proceeds from the sales of loans	12,927	7,830
Gains on sale of loans	(745)	(266)
Gains on sales of investment securities	(133)	(501)
Losses (gains) on the sales of other real estate owned	107	(61)
ESOP compensation expense	53	55
Stock-based compensation expense	403	352
Deferred income tax expense (benefit)	37	(3,468)
Decrease in accrued interest receivable	29	257
Increase in surrender value bank owned life insurance	(354)	(421)
Decrease (increase) in other assets	848	(2,504)
Decrease in accrued interest payable	(118)	(257)
Decrease in accounts payable and other liabilities	(119)	(1,434)
Net cash provided by operating activities	16,002	7,553

Investing activities
Net decrease in loans receivable	1,763	14,814
Purchases of investment securities held to maturity	(18,658)	(14,368)
Purchases of investment securities available for sale	(26,301)	(13,007)
Sales of investment securities held to maturity	—	4,270
Sales of investment securities available for sale	9,828	14,796
Principal repayments on investment securities held to maturity	17,975	21,716
Principal repayments on investment securities available for sale	6,023	2,196
Redemptions of bank owned life insurance	—	2,111
Purchases of premises and equipment	(1,406)	(657)
Investment in other real estate owned	(1,490)	(899)
Proceeds from the sale of other real estate owned	4,090	3,871
Redemption of Federal Home Loan Bank stock	476	403
Net cash (used) provided by investing activities	(7,700)	35,246

Financing activities
Net decrease in deposits	(2,989)	(20,585)
Net (decrease) increase in escrowed funds	(512)	309
Proceeds from long-term advances	—	1,500
Repayments of long-term advances	(10,853)	(10,858)
Net cash used by financing activities	(14,354)	(29,634)
Net (decrease) increase in cash and cash equivalents	(6,052)	13,165

Cash and cash equivalents, beginning of period	21,086	7,921

Cash and cash equivalents, end of period	$15,034	$21,086

Supplemental disclosures of cash flow information
Cash paid for
Interest	$7,523	$9,568
Income taxes	$8	$4
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$6,939	$10,004

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

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

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,601,181, or 43.9%, are held by public stockholders and 122,111, or 2.1%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2011, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2011 and 2010.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

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

The Company follows the provisions of FASB ASC Topic 740, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2011 and 2010, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the years ended September 30, 2011 and 2010. The tax years subject to examination by the taxing authorities are the years ended September 30, 2007 and forward.

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

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	For the Years Ended September 30,
	2011			2010
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic EPS
Net income (loss) available to common shareholders	$(249)	5,802,384	$(0.04)	$3,942	5,784,976	$0.68
Effect of dilutive securities
Options and grants	—	—	—	—	—	—
Diluted EPS

Net income (loss) available to common shareholders plus assumed conversion	$(249)	5,802,384	$(0.04)	$3,942	5,784,976	$0.68

All options were anti-dilutive at September 30, 2011 and 2010.

11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as certain other items which result in a change to equity during the period.

The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the year ended September 30, 2011 and 2010 were as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

	September 30,
	2011			2010
	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$815	$(310)	$505	$127	$(57)	$70
Less reclassification adjustment for net gains realized on available-for-sale investments	(134)	54	(80)	(231)	93	(138)
Minimum pension liability	(347)	138	(209)	83	(33)	50
Interest rate derivatives	(151)	60	(91)	(301)	120	(181)

Other comprehensive gain (loss), net	$183	$(58)	$125	$(322)	$123	$(199)

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense, and will be accreted to income over the previously contracted life of the interest rate collar, which was scheduled to mature June 24, 2013. At September 30, 2011, the book value of the unwound derivative was $141,000, recorded as $84,000 in other comprehensive loss, net of deferred tax of $57,000. At September 30, 2010, the book value of the unwound derivative was $251,000, recorded as $151,000 in other comprehensive loss, net of deferred tax of $100,000.

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

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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
September 30, 2011 and 2010

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the two-year period ended September 30, 2011:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2009	217,826	$14.61
Granted	—	—
Exercised	—	—
Forfeited	(29,550)	$14.61
Balance at September 30, 2010	188,276	$14.61	6.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2011	188,276	$14.61	5.4 years	$—

Exercisable at September 30, 2011	154,561	$14.61	5.4 years	$—

No stock options were granted or exercised during the years ended September 30, 2011 and 2010.

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2011 and 2010, and changes during those years:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2009	62,890	$14.51
Granted	15,000	4.50
Vested	(15,697)	14.51
Forfeited	(16,800)	13.77
Balance at September 30, 2010	45,393	11.45
Granted	6,252	4.30
Vested	(18,500)	13.03
Forfeited	—	—
Balance at September 30, 2011	33,145	$9.22

Stock option and stock award expenses included with compensation expense were $162,000 and $241,000, respectively, for the year ended September 30, 2011, and $162,000 and $191,000, respectively, for the year ended September 30, 2010. The Company had no other stock-based compensation plans as of September 30, 2011 except as disclosed below.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. Pursuant to the second repurchase program, the Company had repurchased 66,970 shares of its common stock at an average cost of $9.39 per share through September 30, 2009 (no shares were repurchased in the last two years). Under the second stock repurchase program, 62,954 shares of the 129,924 shares authorized remained available for repurchase. One of the Company’s intended uses of the repurchased shares is to satisfy awards granted under the 2006 Equity Incentive Plan.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (3.25% at September 30, 2011) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans”. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company’s contribution expense for the ESOP was $53,000 and $55,000 for years ended September 30, 2011 and 2010, respectively.

The following table presents the components of the ESOP shares as of September 30, 2011:

Unreleased shares at September 30, 2010	140,273
Shares released for allocation during the year ended September 30, 2011	(13,510)
Unreleased shares at September 30, 2011	126,763
Total released shares	91,100

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2011 was approximately $440,000.

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,310	$84	$—	$3,394
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,915	215	(42)	14,088
Mortgage backed securities-commercial	4,137	265	0	4,402
Debt securities	2,000	29	0	2,029
Private label mortgage-backed securities-residential	1,456	—	(57)	1,399
Total securities available for sale	$24,818	$593	$(99)	$25,312
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$14,875	$483	$(11)	$15,347
Mortgage-backed securities - commercial	1,646	18	—	1,664
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	17,315	441	—	17,756
Debt securities	6,500	12	—	6,512
Private label mortgage-backed securities - residential	1,592	14	(160)	1,446
Obligations of state and political subdivisions	72	2	—	74
Corporate securities	3,000	—	(86)	2,914
Total securities held to maturity	$45,000	$970	$(257)	$45,713

	At September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,904	$—	$(26)	$3,878
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	2,833	107	—	2,940
Mortgage backed securities - commercial	4,274	—	(4)	4,270
Debt securities	1,001	1	—	1,002
Private label mortgage-backed securities - residential	2,362	—	(265)	2,097
Total securities available for sale	$14,374	$108	$(295)	$14,187
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$18,407	$401	$—	$18,808
Mortgage-backed securities - commercial	1,725	22	—	1,747
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	17,880	425	—	18,305
Debt securities	4,499	35	—	4,534
Private label mortgage-backed securities - residential	1,871	101	(70)	1,902
Obligations of state and political subdivisions	97	5	—	102
Total securities held to maturity	$44,479	$989	$(70)	$45,398

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2011 are summarized in the following table:

	At September 30, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due after 1 but within 5 years	$1,000	$1,001
Due after 5 but within 10 years	1,000	1,028
Total debt securities	2,000	2,029

Mortgage-backed securities:
Residential (1)	18,681	18,881
Commercial (2)	4,137	4,402
Total	$24,818	$25,312

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $3.3 million and a fair value of $3.4 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $13.9 million and a fair value of $14.1 million. Also included are residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $1.5 million and fair value of $1.4 million.

(2)	Available-for-sale mortgage-backed securities – commercial include an amortized cost of $4.1 million and a fair value of $4.4 million for obligations of U.S. government-sponsored enterprises issued by the Federal National Mortgage Association.

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2011 are summarized in the following table:

	At September 30, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due after 1 but within 5 years	$3,072	$2,987
Due after 5 but within 10 years	2,000	2,007
Due after 10 years	4,500	4,506
Total debt securities	9,572	9,500

Mortgage backed securities:
Residential (1)	33,782	34,549
Commercial (2)	1,646	1,664
Total	$45,000	$45,713

(1)
Held-to-maturity mortgage-backed securities – residential include an amortized cost of $14.9 million and a fair value of $15.3 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $17.3 million and a fair value of $17.8 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $1.6 million and a fair value of $1.4 million.

(2)
Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $1.6 million and a fair value of $1.7 million for obligations of U.S. government agencies issued by the Small Business Administration.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

There were $9.7 million and $14.6 million in sales of securities from the available-for-sale portfolios during the years ended September 30, 2011 and 2010, respectively. The gross gains on sales of the available-for-sale securities totaled $133,000 and $231,000, respectively. There were no sales from the held-to-maturity portfolio during the year ended September 30, 2011.

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

As of September 30, 2011 and 2010, securities having an estimated fair value of approximately $2,349,000 and $4,876,000, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses for the years ended September 30, 2011 and 2010 are as follows:

		September 30, 2011
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$2,339	$(11)	$—	$—	$2,339	$(11)
Mortgage-backed securities - commercial	1	—	—	21	—	21	—
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	4	6,925	(42)	—	—	6,925	(42)
Private label mortgage-backed securities residential	3	—	—	2,132	(217)	2,132	(217)
Corporate securities	1	2,914	(86)	—	—	2,914	(86)
Total	10	$12,178	$(139)	$2,153	$(217)	$14,331	$(356)

		September 30, 2010
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$3,878	$(26)	$—	$—	$3,878	$(26)
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - commercial	1	4,270	(4)	—	—	4,270	(4)
Private label mortgage-backed securities - residential	3	—	—	2,964	(335)	2,964	(335)
Total	6	$8,148	$(30)	$2,964	$(335)	$11,112	$(365)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At September 30, 2011 and September 30, 2010, there were ten and six investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2011 and 2010.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,	September 30,
	2011	2010
	(Dollars in thousands)

One-to four-family residential	$159,228	$165,462
Commercial real estate	120,994	116,222
Construction	34,144	57,086
Home equity lines of credit	22,352	22,823
Commercial business	36,195	33,676
Other	11,945	13,277

Total loans receivable	384,858	408,546
Net deferred loan costs	208	106
Allowance for loan losses	(3,812)	(4,766)

Total loans receivable, net	$381,254	$403,886

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $6,406,000 and $6,437,000 at September 30, 2011 and 2010, respectively. Total principal additions were approximately $399,000 and total principal repayments were approximately $430,000 for the year ended September 30, 2011.

At September 30, 2011 and 2010, the Company was servicing loans for others amounting to approximately $23,995,000 and $14,900,000, respectively. The Company held mortgage servicing rights in the amount of $235,000 and $136,000 at September 30, 2011 and 2010, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $193,000 and $99,000 at September 30, 2011 and 2010, respectively.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary for the period presented:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

September 30, 2011:
One-to four-family residential	$—	$—	$3,523	$3,523	$3,532
Commercial real estate	1,679	239	5,477	7,156	8,160
Construction	3,263	77	12,294	15,557	18,831
Home equity lines of credit	—	—	788	788	833
Commercial business	—	—	255	255	342
Other	—	—	—	—	—
Total impaired loans	$4,942	$316	$22,337	$27,279	$31,698

September 30, 2010:
Total impaired loans	$—	$—	$28,002	$28,002

The average recorded investment in impaired loans was $26,288,000 and $27,746,000. During the years ended September 30, 2011 and 2010, respectively, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the period presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$150,306	$4,720	$4,202	$—	$159,228
Commercial real estate	104,993	5,868	10,133	—	120,994
Construction	12,378	6,209	15,557	—	34,144
Home equity lines of credit	20,092	833	1,427	—	22,352
Commercial business	29,927	5,039	1,229	—	36,195
Other	11,945	—	—	—	11,945
Total	$329,641	$22,669	$32,548	$—	$384,858

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the period presented:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$154,164	$523	$485	$4,056	$5,064	$3,523	$159,228
Commercial real estate	112,546	—	851	7,597	8,448	7,156	120,994
Construction	18,588	—	92	15,464	15,556	15,464	34,144
Home equity lines of credit	21,384	180	—	788	968	788	22,352
Commercial business	35,940	—	—	255	255	255	36,195
Other	11,945	—	—	—	—	—	11,945
Total	$354,567	$703	$1,428	$28,160	$30,291	$27,186	$384,858

At September 30, 2011 and 2010, non-accrual loans had a total principal balance of approximately $27,186,000 and $27,417,000, respectively. The amount of interest income not recognized on non-accrual loans was approximately $1.8 million and $2.6 million for the years ended September 30, 2011 and 2010, respectively. At September 30, 2011 and September 30, 2010, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual. At September 30, 2011 and 2010, loans ninety days or more delinquent and still accruing interest totaled $974,000 and $583,000 respectively.

The following summarizes the activity in the allowance for loan losses for the years ended September 30, 2011 and 2010:

	September 30,
	2011	2010
	(Dollars in thousands)

Balance, beginning of year	$4,766	$5,807
Provision for loan loss charged to income	1,748	2,729
Recoveries	31	3
Charge-offs	(2,733)	(3,773)

Balance, end of year	$3,812	$4,766

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
ALL Balance:
Individually evaluated for impairment	$—	$239	$77	$—	$—	$—	$—	$316
Collectively evaluated for impairment	734	1,027	966	101	551	13	104	3,496

Total	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812

Loans receivable:
Individually evaluated for impairment	$3,523	$7,156	$15,557	$788	$255	$—		$27,279
Collectively evaluated for impairment	155,705	113,838	18,587	21,564	35,940	11,945		357,579

Total	$159,228	$120,994	$34,144	$22,352	$36,195	$11,945		$384,858

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

The Company has interest-only mortgage loans with principal balances of $17.9 million and $16.5 million at September 30, 2011 and 2010, respectively. The average interest-only term on these loans is 10 years at which time these loans reset to fully amortize over 20 years, on average. As these loans are collateralized by residential real estate with an average original loan-to-value of 66.9%, management does not anticipate any losses on these loans as of September 30, 2011.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings was $116.5 million as of September 30, 2011 and 2010, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:
	September 30,
	2011	2010
	(Dollars in thousands)

Loans	$1,649	$1,692
Investment securities	134	131
Mortgage-backed securities	138	127

Accrued interest receivable	$1,921	$1,950

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated Useful Lives	September 30,
		2011	2010
		(Dollars in thousands)

Land	Indefinite	$3,670	$3,095
Buildings and improvements	10-40 years	21,761	21,142
Furniture, fixtures and equipment	5-7 years	3,585	3,373
		29,016	27,610
Less accumulated depreciation and amortization		(8,442)	(7,468)

		$20,574	$20,142

For the years ended September 30, 2011 and 2010, depreciation expense included in occupancy expense amounted to approximately $974,000 and $1,137,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. The Company owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2011, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $11,718,000, and $419,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2010, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $12,063,000, and $527,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $16.6 million of real estate owned properties at September 30, 2011 and $12.7 million at September 30, 2010. The Company incurred write-downs totaling $291,000 on these properties during the year ended September 30, 2011. The Company did not incur any write downs on its properties during the year ended September 30, 2010. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2011	2010
	(Dollars in thousands)

Demand accounts	$51,220	$37,298
Savings accounts	60,533	61,867
NOW accounts	30,941	51,473
Money market accounts	106,689	89,279
Certificate of deposit	144,739	156,528
Retirement accounts	30,821	31,487

	$424,943	$427,932

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $233,411,000 and $227,836,000 at September 30, 2011 and 2010, respectively. The aggregate amount of certificate deposits with balance of $100,000 or more was $86.3 million and $81.8 million at September 30, 2011 and 2010, respectively.

At September 30, 2011, certificates of deposit (including retirement accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2012	$99,831
2013	23,637
2014	28,861
2015	11,429
2016 and after	11,802

$175,560

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2011 and September 30, 2010 totaled approximately $34,916,000 and $45,769,000, respectively. The weighted average interest rate on advances outstanding at September 30, 2011 was 3.73%. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans and investment securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2011 mature as follows (in thousands):

Year Ending September 30,
2012	$2,813
2013	9,143
2014	8,700
2015	5,000
2016	2,260
Thereafter	7,000

$34,916

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2011, the Company had available credit from the FHLBNY totaling $44.1 million. Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	September 30,
	2011	2010
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$1,147	$700
Maximum month-end balance during the year	$10,100	$8,150
Average interest rate during the year	0.20%	0.37%

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the consolidated balance sheet. The Company had repurchase agreements of $15,000,000 at September 30, 2011 and 2010, including $10,000,000 at an interest rate of 4.92% maturing in July 2012 and $5,000,000 at an interest rate of 3.83% maturing in December 2014. These agreements are collateralized by securities underlying the agreements and are held in safekeeping with the transaction’s counter-party. At September 30, 2011, the fair value of the FHLB obligation and mortgage-backed investment security collateral for these agreements totaled approximately $19,240,000.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to-four family residential properties and commercial business loans guaranteed by the SBA. The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing released and servicing retained during the year ended September 30, 2011 were $0 and $12.9 million, respectively. Loans sold with servicing released and servicing retained during the year ended September 30, 2010 were $0 and $7.8 million, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the balance sheet. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2011 and 2010, we were servicing such sold loans in the amount of $18.2 million and $10.7 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the consolidated balance sheet. Activity in mortgage servicing rights during the years ended September 30, 2011 and 2010, are summarized as follows:

	September 30,
	2011	2010
	(Dollars in thousands)

Beginning balance	$136	$103
Origination of mortgage servicing rights	170	59
Amortization	(71)	(26)
Ending balance	$235	$136

Mortgage servicing rights are carried at the lower of amortized cost of fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the balance sheet. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2011 and 2010, we were servicing SBA loans sold in the amount of $5.8 million and $4.2 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2011 and 2010:

	September 30,
	2011	2010
	(Dollars in thousands)

Current	$6	$(273)
Deferred	37	(3,468)

Total income tax (benefit) expense	$43	$(3,741)

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2011 and 2010 is as follows:

	September 30,
	2011	2010
	(Dollars in thousands)

Income tax expense (benefit) at statutory rate	$(70)	$68
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(4)	18
Tax-exempt income, net	(121)	(156)
Nondeductible expenses	3	2
Share based compensation	34	34
Employee stock ownership plan	(31)	(19)
Increase (decrease) in valuation allowance	83	(3,414)
Federal refunds from change in tax law	—	(329)
Other, net	149	55

Total income tax (benefit) expense	$43	$(3,741)

The major sources of temporary differences and their deferred tax effect at September 30, 2011 and 2010 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

	September 30,
	2011	2010
	(Dollars in thousands)

Allowance for loan losses	$1,523	$1,904
Deferred loan fees	1,090	840
Employee benefits	316	247
Charitable contributions	21	586
Net operating losses	1,963	2,041
Allowance for OREO losses	117	—
Alternative minimum tax credit	260	260
Net unrealized losses, investment securities available-for-sale	—	81
Unrealized loss, minimum pension liability	538	400
Gross deferred tax asset	5,828	6,359

Depreciation	(1,607)	(1,659)
Discount accretion on investments	(87)	(90)
Net unrealized gains, investment securities available-for-sale	(176)	—
Unrealized gain, derivative contracts	(57)	(117)
Gross deferred tax liability	(1,927)	(1,866)

Net deferred tax asset	3,901	4,493

Valuation allowance	(165)	(661)

Net deferred tax asset, included in other assets	$3,736	$3,832

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company’s ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at September 30, 2011 and 2010.

The net change in the valuation allowance for the year ended September 30, 2011 was a decrease of approximately $496,000. This change primarily represents a decrease of $586,000 relating to expiring carry forwards, primarily relating to charitable contributions, and an increase of $92,000 based upon management’s assessment of current and projected future operations. Management determined that a deferred tax valuation allowance was necessary on $165,000 of state net operating loss carry forwards. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company was to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

At September 30, 2011 the Company had approximately $4.2 million of federal and $8.7 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carry forward will begin to expire in 2029. The state net operating loss carry forward will begin to expire in 2014, if not utilized. At September 30, 2011, there was no valuation allowance against the Federal net operating loss carry forward and a $165,000 valuation allowance against the state net operating loss carry forward. In determining whether or not a valuation allowance was necessary for its federal and state net operating losses, the Company considered forecasted earnings, future taxable income, and tax planning strategies limited to the twelve months following September 30, 2011.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at September 30, 2011 and September 30, 2010.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

	At September 30,
	2011	2010
	(Dollars in thousands)

Actuarial present value of benefit obligations	$3,719	$3,527

Change in benefit obligations
Projected benefit obligation, beginning	$3,527	$3,421
Interest cost	177	184
Actuarial loss	156	28
Annuity payments and lump sum distributions	(141)	(106)

Projected benefit obligation, end	$3,719	$3,527

Change in plan assets
Fair value of assets, beginning	$2,321	$2,089
Actual return on plan assets	(73)	205
Employer contributions	89	133
Annuity payments and lump sum distributions	(141)	(106)

Fair value of assets, end	$2,196	$2,321

Funded status included with other liabilities	$(1,523)	$(1,206)

Net pension cost for the years ended September 30, 2011 and 2010 included the following components:

	September 30,
	2011	2010
	(Dollars in thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	177	184
Expected return on plan assets	(172)	(156)
Amortization of unrecognized net loss	54	62

Net Pension Cost	$59	$90

For 2011, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.75%. For 2010, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.125%.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 7-11% and 3-6%, respectively. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 6% to 10%. Accordingly, the expected long-term rate of return on assets was 7.50% for 2011 and 2010.

Current Asset Allocation

The Company’s pension plan weighted-average asset allocations at September 30, 2011 and 2010, by asset category are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

	September 30,
	2011	2010

Equity securities	53%	58%
Debt securities (Bond Mutual Funds)	46%	40%
Other (Money Market Fund)	1%	2%

Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2012, the Company expects to contribute $101,000 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

10/01/2011 - 09/30/2012	$190
10/01/2012 - 09/30/2013	191
10/01/2013 - 09/30/2014	193
10/01/2014 - 09/30/2015	196
10/01/2015 - 09/30/2016	195
10/01/2016 - 09/30/2021	980

$1,945

Included in the funded status of the pension plan at September 30, 2011 and 2010, are actuarial losses of $1,348,000 and $1,001,000, respectively. These amounts are included, net of related income tax effects of $538,000 and $400,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2012, approximately $81,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

The following table presents the plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note R for further detail regarding fair value hierarchy.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

		Fair Value Measurements at Reporting Date Using:
	At September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment Type
Mutual Funds- Equity
Large-Cap Value	$210	$210	$—	$—
Large-Cap Core	213	213	—	—
Mid-Cap Core	102	102	—	—
Small-Cap Core	98	98	—	—
Non-U.S. Core	543	543	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,000	1,000	—	—
Cash Equivalents
Money Market	30	30	—	—
Total Investment	$2,196	$2,196	$—	$—

Equity and debt securities are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs).

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

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2011 and 2010, the Life Insurance Contracts had cash surrender values of approximately $9,660,000 and $9,306,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. As of September 30, 2011 and 2010, the Company has not accrued any benefits under these Plans.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company did not make a contribution to the plan for the year ended September 30, 2011 and 2010.

NOTE P - COMMITMENTS

1. Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years ending September 30 (in thousands):

2012	$565
2013	559
2014	568
2015	568
2016	581
Thereafter	6,341

$9,182

Total rental expense was approximately $706,000 and $513,000 for the years ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, the Company did not hold any interest rate floors or collars. As of September 30, 2010, the Company held one Prime-based interest rate floor with a maturity date of December 27, 2010. The counterparty in the transaction was Wells Fargo (formerly Wachovia Bank, N.A). In accordance with cash flow hedge accounting, the amortization of the costs of the derivatives flowed through the Company’s income statement as a reduction to loan interest income. In addition, all changes in fair value of the derivative contracts are recorded through other comprehensive income.

The table below shows the notional amount, strike and maturity date of our interest rate derivative contract as of September 30, 2011 and September 30, 2010.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

				Fair Value
	Notional		Maturity	at September 30,
	Amount	Strike	Date	2011	2010
	(Dollars in thousands)

Interest rate floor	$5,000	7.25%	12/27/10	$—	$51

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense, and will be accreted to income over the previously contracted life of the interest rate collar, which was scheduled to mature June 24, 2013. At September 30, 2011, the book value of the unwound derivative was $141,000, recorded as $84,000 in other comprehensive loss, net of deferred tax of $57,000. At September 30, 2010, the book value of the unwound derivative was $251,000, recorded as $151,000 in other comprehensive loss, net of deferred tax of $100,000.

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

At September 30, 2011 and 2010, the Company had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2011	2010

	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Letters of credit	$1,508	$2,048
Unused lines of credit	37,502	42,890
Fixed rate loan commitments	2,368	3,746
Variable rate loan commitments	5,569	100
	$46,947	$48,784

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
September 30, 2011 and 2010

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2011 and 2010:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,394	$—	$3,394	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,088	—	14,088	—
Mortgage backed securities-commercial	4,402	—	4,402	—
Debt securities	2,029	—	2,029	—
Private label mortgage-backed securities-residential	1,399	—	1,399	—
Total securities available for sale	$25,312	$—	$25,312	$—

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,878	$—	$3,878	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	2,940	—	2,940	—
Mortgage backed securities-commercial	4,270	—	4,270	—
Debt securities	1,002	—	1,002	—
Private label mortgage-backed securities-residential	2,097	—	2,097	—
Total securities available for sale	14,187	—	14,187	—
Derivatives	51	—	51	—
	$14,238	$—	$14,238	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights
Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2011 and 2010.

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
September 30, 2011 and 2010

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

Other Real Estate Owned
Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. No valuation write-downs were made to other real estate owned during the year ended September 30, 2010.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2011 and 2010 (in thousands):

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,745	$—	$—	$16,745
Other real estate owned	2,625	—	—	2,625
	$19,370	$—	$—	$19,370

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,193	$—	$—	$16,193

Impaired loans reported in the above table consisted of 26 loans with aggregate loan balances of $21.1 million reduced by $4.1 million in cumulative charge-offs ($2.3 million in the current year) and $316,000 in specific loss reserves. These loans are all collateralized by real estate.

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
September 30, 2011 and 2010

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and 2010 are as follows:

	September 30,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$70,312	$71,025	$58,666	$59,585
Loan, net of allowance for loan losses	381,254	390,025	403,886	408,790
Bank owned insurance policies	9,660	9,660	9,306	9,306

Financial liabilities
Deposits
Demand, NOW and money market savings	249,383	249,383	239,917	239,917
Certificates of deposit	175,560	178,818	188,015	191,636

Total deposits	$424,943	$428,201	$427,932	$431,553

Borrowings	$49,916	$53,175	$60,769	$64,068

Interest rate derivatives	$—	$—	$51	$51

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
September 30, 2011 and 2010

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2011
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$48,705	13.99%	$27,847	≥ 8.00%	N/A	N/A
Magyar Bank	45,980	13.21%	27,846	≥ 8.00%	34,807	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	44,893	12.90%	13,924	≥ 4.00%	N/A	N/A
Magyar Bank	42,168	12.11%	13,923	≥ 4.00%	20,884	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	44,893	8.60%	20,889	≥ 4.00%	N/A	N/A
Magyar Bank	42,168	8.07%	20,893	≥ 4.00%	26,116	≥ 5.00%

As of September 30, 2010
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	49,289	13.41%	29,373	≥ 8.00%	N/A	N/A
Magyar Bank	46,243	12.59%	29,402	≥ 8.00%	36,752	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	44,695	12.16%	14,686	≥ 4.00%	N/A	N/A
Magyar Bank	41,649	11.34%	14,701	≥ 4.00%	22,051	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	44,695	8.37%	21,356	≥ 4.00%	N/A	N/A
Magyar Bank	41,649	7.80%	21,360	≥ 4.00%	26,700	≥ 5.00%

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
September 30, 2011 and 2010

On April 22, 2010, Magyar Bank entered into Consent Order agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which required the Bank to develop a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank’s total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%.

A capital plan was submitted on a timely basis to the Federal Deposit Insurance Corporation and New Jersey Department of Banking of Insurance detailing the manner and timing in which the Bank will achieve the capital ratios. As of September 30, 2011, Magyar Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 8.07% and the total qualifying capital as a percentage of risk-weighted assets was 13.21%. At September 30, 2011, both capital ratios exceeded those projected in the submitted capital plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.’s internal control over financial reporting during Magyar Bancorp, Inc.’s fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.’s internal control over financial reporting.

Report by Management on Internal Control over Financial Reporting

The management of Magyar Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Magyar Bancorp Inc.’s internal control system was designed to provide reasonable assurance to the Magyar Bancorp, Inc.’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Magyar Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to exemption rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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
101
The following materials from the Company’s Quarterly Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. ******

*
Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.

**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on April 23, 2010.
*****	Available on our website www.magbank.com
******	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 22, 2011	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 22, 2011
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Senior Vice President and Chief Financial Officer	December 22, 2011
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 22, 2011
Joseph J. Lukacs, Jr., D.M.D.

/s/ Andrew Hodulik	Director	December 22, 2011
Andrew Hodulik

/s/ Thomas Lankey	Director	December 22, 2011
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 22, 2011
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 22, 2011
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 22, 2011
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 22, 2011
Edward C. Stokes