Form 10-Q
period 2011-12-31
Magyar Bancorp, Inc.
filed 2012-02-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐    No     ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2012
Common Stock, $0.01 Par Value	5,793,531

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	2011
	December 31,	September 30,
	(Unaudited)
Assets
Cash	$1,128	$1,066
Interest earning deposits with banks	8,755	13,968
Total cash and cash equivalents	9,883	15,034
Investment securities - available for sale, at fair value	27,189	25,312
Investment securities - held to maturity, at amortized cost (fair value of $48,001 and $45,713 at December 31, 2011 and September 30, 2011 , respectively)	47,237	45,000
Federal Home Loan Bank of New York stock, at cost	2,299	2,299
Loans receivable, net of allowance for loan losses of $3,848 and $3,812 at December 31, 2011 and September 30, 2011 , respectively	386,351	381,254
Bank owned life insurance	9,744	9,660
Accrued interest receivable	1,972	1,921
Premises and equipment, net	20,346	20,574
Other real estate owned (“OREO”)	14,726	16,595
Other assets	6,584	6,388
Total assets	$526,331	$524,037

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$426,977	$424,943
Escrowed funds	909	1,043
Federal Home Loan Bank of New York advances	34,916	34,916
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	325	300
Accounts payable and other liabilities	3,598	3,326
Total liabilities	481,725	479,528
Stockholders’ equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,793,531 and 5,801,631 outstanding at December 31, 2011 and September 30, 2011, respectively, at cost	59	59
Additional paid-in capital	26,579	26,496
Treasury stock: 130,211 and 122,111 shares at December 31, 2011 and September 30, 2011, respectively, at cost	(1,501)	(1,480)
Unearned Employee Stock Ownership Plan shares	(1,201)	(1,228)
Retained earnings	21,100	21,069
Accumulated other comprehensive loss	(430)	(407)
Total stockholders’ equity	44,606	44,509
Total liabilities and stockholders’ equity	$526,331	$524,037

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2011	2010
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,706	$5,148
Investment securities
Taxable	541	502
Tax-exempt	1	1
Federal Home Loan Bank of New York stock	24	47
Total interest and dividend income	5,272	5,698
Interest expense
Deposits	1,102	1,416
Borrowings	504	610
Total interest expense	1,606	2,026
Net interest and dividend income	3,666	3,672
Provision for loan losses	370	358
Net interest and dividend income after provision for loan losses	3,296	3,314
Other income
Service charges	267	341
Other operating income	112	112
Gains on sales of loans	116	449
Gains on sales of investment securities	84	—
Losses on OREO	(32)	(135)
Total other income	547	767
Other expenses
Compensation and employee benefits	1,855	1,870
Occupancy expenses	729	666
Advertising	44	53
Professional fees	233	247
Service fees	122	145
OREO expenses	226	123
FDIC deposit insurance premiums	176	349
Other expenses	420	465
Total other expenses	3,805	3,918
Income before income tax expense	38	163
Income tax expense	7	36
Net income	$31	$127
Net income per share-basic and diluted	$0.01	$0.02

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

 For the Three Months Ended December 31, 2011

 (In Thousands, Except for Share Amounts)

 (Unaudited)

	Common Stock		Additional		Unearned		Accumulated Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2011	5,801,631	$59	$26,496	$(1,480)	$(1,228)	$21,069	$(407)	$44,509

Comprehensive income:
Net income	—	—	—	—	—	31	—	31
Unrealized gain on securities available-for-sale, net of tax expense of $32	—	—	—	—	—	—	41	41
Reclassification adjustment for gains included in net income, net of tax benefit of $34	—	—	—	—	—	—	(50)	(50)
Unrealized loss on derivatives, net of tax benefit of $9	—	—	—	—	—	—	(14)	(14)
Total comprehensive income								8
Purchase of treasury stock	(8,100)	—	—	(21)	—	—	—	(21)
ESOP shares allocated	—	—	(19)	—	27	—	—	8
Stock-based compensation expense	—	—	102	—	—	—	—	102
Balance, December 31, 2011	5,793,531	$59	$26,579	$(1,501)	$(1,201)	$21,100	$(430)	$44,606

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Month Ended
	December 31,
	2011	2010
	(Unaudited)
Operating activities
Net income	$31	$127
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation expense	247	247
Premium amortization on investment securities, net	65	74
Provision for loan losses	370	358
Provision for loss on other real estate owned	—	292
Proceeds from the sales of loans	2,926	7,613
Gains on sale of loans	(116)	(449)
Gains on sales of investment securities	(84)	—
Losses (gains) on the sales of other real estate owned	32	(157)
ESOP compensation expense	8	14
Stock-based compensation expense	102	100
Deferred income tax benefit	5	—
(Increase) decrease in accrued interest receivable	(51)	130
Increase in surrender value bank owned life insurance	(84)	(90)
Decrease (increase) in other assets	(213)	240
Increase (decrease) in accrued interest payable	25	(11)
Increase in accounts payable and other liabilities	272	978
Net cash provided by operating activities	3,535	9,466

Investing activities
Net (increase) decrease in loans receivable	(9,650)	1,808
Purchases of investment securities held to maturity	(5,988)	(5,753)
Purchases of investment securities available for sale	(6,123)	(16,109)
Sales of investment securities available for sale	2,479	—
Principal repayments on investment securities held to maturity	3,720	7,442
Principal repayments on investment securities available for sale	1,806	1,161
Purchases of premises and equipment	(19)	(43)
Investment in other real estate owned	(5)	(406)
Proceeds from the sale of other real estate owned	3,215	542
Redemption of Federal Home Loan Bank stock	—	(203)
Net cash used by investing activities	(10,565)	(11,561)

Financing activities
Net increase (decrease) in deposits	2,034	(16,429)
Net decrease in escrowed funds	(134)	(469)
Repayments of long-term advances	—	(978)
Net change in short-term advances	—	5,500
Purchase of treasury stock	(21)	—
Net cash provided (used) by financing activities	1,879	(12,376)
Net decrease in cash and cash equivalents	(5,151)	(14,471)

Cash and cash equivalents, beginning of period	15,034	21,086

Cash and cash equivalents, end of period	$9,883	$6,615

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,581	$2,037
Income taxes	$—	$—
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,373	$581

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

 Notes to Consolidated Financial Statements

 (Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Magyar Bancorp, Inc. (the “Company”), its wholly owned subsidiary, Magyar Bank (the “Bank”), and the Bank’s wholly owned subsidiaries Magyar Service Corporation, Hungaria Urban Renewal, LLC, and MagBank Investment Company. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The September 30, 2011 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The ASU did not have a material impact on the Company’s financial statements.

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

The FASB issued ASU 2011-12, Comprehensive Income (Topic 220):Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the updates to Topic 220 and does not expect their implementation to have a material impact on its consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2011 and 2010 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three months ended December 31, 2011 and the three months ended December 31, 2010. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended December 31,
	2011			2010
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$31	5,813	$0.01	$127	5,795	$0.02

Effect of dilutive securities
Options and grants	—	—	—	—	—	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$31	5,813	$0.01	$127	5,795	$0.02

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 17,030 shares of restricted shares at a weighted average price of $9.22 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2011 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 30,212 restricted shares at a weighted average price of $11.45 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2010 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2011:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2011	188,276	$14.61
Granted		—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2011	188,276	$14.61	5.2 years	$—

Exercisable at December 31, 2011	154,561	$14.61	5.2 years	$—

The following is a summary of the Company’s non-vested stock awards as of December 31, 2011 and changes during the three months ended December 31, 2011:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2011	33,145	$9.22
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2011	33,145	$9.22

Stock option and stock award expenses included with compensation expense were $40,000 and $62,000, respectively, for the three months ended December 31, 2011.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2011, the Company had repurchased a total of 75,070 shares of its common stock at an average cost of $8.66 per share under this program. 8,100 shares were repurchased during the three months ended December 31, 2011 at an average price of $2.59. Under the stock repurchase program, 54,854 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2011. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.25% at January 1, 2012) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2011, shares allocated to participants totaled 91,100. Unallocated ESOP shares held in suspense totaled 126,763 at December 31, 2011 and had a fair market value of $311,837. The Company’s contribution expense for the ESOP was $8,000 and $14,000 for the three months ended December 31, 2011 and 2010, respectively.

NOTE F – OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended December 31,
	2011			2010
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Benefit	Tax	Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$73	$(32)	$41	$(421)	$153	$(268)
Less reclassification adjustment for gains realized in net income	(84)	34	(50)	—	—	—
Interest rate derivatives	(23)	9	(14)	(73)	29	(44)

Other comprehensive loss, net	$(34)	$11	$(23)	$(494)	$182	$(312)

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

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,244	$—	$3,244	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	17,175	—	17,175	—
Mortgage backed securities-commercial	4,349	—	4,349	—
Debt securities	1,037	—	1,037	—
Private label mortgage-backed securities-residential	1,384	—	1,384	—
Total securities available for sale	$27,189	$—	$27,189	$—

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,394	$—	$3,394	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,088	—	14,088	—
Mortgage backed securities-commercial	4,402	—	4,402	—
Debt securities	2,029	—	2,029	—
Private label mortgage-backed securities-residential	1,399	—	1,399	—
Total securities available for sale	$25,312	$—	$25,312	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2011 and September 30, 2011.

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,497	$—	$—	$1,497
Other real estate owned	—	—	—	—
	$1,497	$—	$—	$1,497

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,745	$—	$—	$16,745
Other real estate owned	2,625	—	—	2,625
	$19,370	$—	$—	$19,370

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

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$74,426	$75,190	$70,312	$71,025
Loans, net of allowance for loan losses	386,351	397,277	381,254	390,025
Bank owned life insurance	9,744	9,744	9,660	9,660

Financial liabilities
Deposits
Demand, NOW and money market savings	256,587	256,587	249,383	249,383
Certificates of deposit	170,390	173,413	175,560	178,818

Total deposits	$426,977	$430,000	$424,943	$428,201

Borrowings	$49,916	$53,478	$49,916	$53,175

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

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2011 and September 30, 2011:

	At December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,168	$76	$—	$3,244
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	17,000	191	(16)	17,175
Mortgage backed securities-commercial	4,116	233	—	4,349
Debt securities	1,000	37	—	1,037
Private label mortgage-backed securities-residential	1,422	—	(38)	1,384
Total securities available for sale	$26,706	$537	$(54)	$27,189

	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,310	$84	$—	$3,394
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,915	215	(42)	14,088
Mortgage backed securities-commercial	4,137	265	—	4,402
Debt securities	2,000	29	—	2,029
Private label mortgage-backed securities-residential	1,456	—	(57)	1,399
Total securities available for sale	$24,818	$593	$(99)	$25,312

The maturities of the debt securities and mortgage-backed securities available-for-sale at December 31, 2011 are summarized in the following table:

	At December 31, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	1,000	1,037
Due after 10 years	—	—
Total debt securities	1,000	1,037

Mortgage-backed securities:
Residential	21,590	21,803
Commercial	4,116	4,349
Total	$26,706	$27,189

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2011 and September 30, 2011:

	At December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$14,221	$510	$(42)	$14,689
Mortgage-backed securities-commercial	1,624	19	—	1,643
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	16,311	453	—	16,764
Debt securities	10,490	34	(1)	10,523
Private label mortgage-backed securities-residential	1,519	34	(171)	1,382
Obligations of state and political subdivisions	72	1	—	73
Corporate securities	3,000	—	(73)	2,927
Total securities held to maturity	$47,237	$1,051	$(287)	$48,001

	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$14,875	$483	$(11)	$15,347
Mortgage-backed securities-commercial	1,646	18	—	1,664
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	17,315	441	—	17,756
Debt securities	6,500	12	—	6,512
Private label mortgage-backed securities-residential	1,592	14	(160)	1,446
Obligations of state and political subdivisions	72	2	—	74
Corporate securities	3,000	—	(86)	2,914
Total securities held to maturity	$45,000	$970	$(257)	$45,713

The maturities of the debt securities and the mortgage backed securities held to maturity at December 31, 2011 are summarized in the following table:

	At December 31, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	3,072	3,000
Due after 5 but within 10 years	2,000	2,005
Due after 10 years	8,490	8,518
Total debt securities	13,562	13,523

Mortgage-backed securities:
Residential	32,051	32,835
Commercial	1,624	1,643
Total	$47,237	$48,001

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2011 and September 30, 2011 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2011
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$2,160	$(42)	$2,160	$(42)
Mortgage-backed securities - commercial	1	—	—	20	—	20	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	2	2,650	(16)	—	—	2,650	(16)
Debt securities	1	998	(1)	—	—	998	(1)
Private label mortgage-backed securities- residential	3	—	—	2,097	(209)	2,097	(209)
Corporate securities	1	2,927	(73)	—	—	2,927	(73)
Total	9	$6,575	$(90)	$4,277	$(251)	$10,852	$(341)

		September 30, 2011
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$2,339	$(11)	$—	$—	$2,339	$(11)
Mortgage-backed securities - commercial	1	—	—	21	—	21	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	4	6,925	(42)	—	—	6,925	(42)
Private label mortgage-backed securities residential	3	—	—	2,132	(217)	2,132	(217)
Corporate securities	1	2,914	(86)	—	—	2,914	(86)
Total	10	$12,178	$(139)	$2,153	$(217)	$14,331	$(356)

At December 31, 2011, there were nine investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2011.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2011	2011
	(Dollars in thousands)
One-to four-family residential	$161,811	$159,228
Commercial real estate	129,725	120,994
Construction	27,732	34,144
Home equity lines of credit	21,726	22,352
Commercial business	37,351	36,195
Other	11,690	11,945
Total loans receivable	390,035	384,858
Net deferred loan costs	164	208
Allowance for loan losses	(3,848)	(3,812)
Total loans receivable, net	$386,351	$381,254

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens. The commercial real estate loan segment is further disaggregated into three classes. Commercial real estate loans include loans secured by multifamily structures, owner-occupied commercial structures, and non-owner occupied nonresidential properties. The construction loan segment consists primarily of loans to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan. The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)
December 31, 2011
One-to four-family residential	$—	$—	$3,848	$3,848	$3,903
Commercial real estate	1,679	413	4,877	6,556	7,560
Construction	—	—	11,503	11,503	14,200
Home equity lines of credit	—	—	707	707	788
Commercial business	—	—	236	236	323

Total impaired loans	$1,679	$413	$21,171	$22,850	$26,774

			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

September 30, 2011:
One-to four-family residential	$—	$—	$3,523	$3,523	$3,532
Commercial real estate	1,679	239	5,477	7,156	8,160
Construction	3,263	77	12,294	15,557	18,831
Home equity lines of credit	—	—	788	788	833
Commercial business	—	—	255	255	342

Total impaired loans	$4,942	$316	$22,337	$27,279	$31,698

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

For the Three Months
Ended December 31, 2011
(Dollars in thousands)
One-to four-family residential	$3,686
Commercial real estate	6,856
Construction	13,530
Home equity lines of credit	748
Commercial business	246
Other	—
Average investment in impaired loans	$25,065

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2011
One-to four-family residential	$150,867	$6,454	$4,490	$—	$161,811
Commercial real estate	115,013	5,249	9,463	—	129,725
Construction	11,942	4,287	11,503	—	27,732
Home equity lines of credit	19,548	833	1,345	—	21,726
Commercial business	31,789	4,361	1,201	—	37,351
Other	11,690	—	—	—	11,690
Total	$340,849	$21,184	$28,002	$—	$390,035

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$150,306	$4,720	$4,202	$—	$159,228
Commercial real estate	104,993	5,868	10,133	—	120,994
Construction	12,378	6,209	15,557	—	34,144
Home equity lines of credit	20,092	833	1,427	—	22,352
Commercial business	29,927	5,039	1,229	—	36,195
Other	11,945	—	—	—	11,945
Total	$329,641	$22,669	$32,548	$—	$384,858

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
December 31, 2011
One-to four-family residential	$154,226	$—	$2,564	$5,021	$7,585	$4,537	$161,811
Commercial real estate	120,360	1,062	497	7,806	9,365	7,580	129,725
Construction	16,234	—	—	11,498	11,498	11,498	27,732
Home equity lines of credit	21,220	—	129	377	506	377	21,726
Commercial business	36,021	654	440	236	1,330	236	37,351
Other	11,678	12	—	—	12	—	11,690
Total	$359,739	$1,728	$3,630	$24,938	$30,296	$24,228	$390,035

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$154,164	$523	$485	$4,056	$5,064	$3,523	$159,228
Commercial real estate	112,546	—	851	7,597	8,448	7,156	120,994
Construction	18,588	—	92	15,464	15,556	15,464	34,144
Home equity lines of credit	21,384	180	—	788	968	788	22,352
Commercial business	35,940	—	—	255	255	255	36,195
Other	11,945	—	—	—	—	—	11,945
Total	$354,567	$703	$1,428	$28,160	$30,291	$27,186	$384,858

At December 31, 2011, nonaccrual loans totaled $24,228,000 and loans ninety days or more delinquent and accruing interest totaled $710,000. At September 30, 2011, nonaccrual loans totaled $27,186,000 and loans ninety days or more delinquent and accruing interest totaled $974,000.

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

The following table summarizes the activity in the ALL for the three months ended December 31, 2011 and 2010:

	One-to Four-	Commercial		Home Equity
	Family	Real		Lines of	Commercial
	Residential	Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
ALL balance at September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Charge-offs	—	—	(184)	(81)	(69)	—		(334)
Recoveries	—	—	—	—	—	—		—
Provision	(148)	245	90	58	135	(7)	(3)	370
ALL balance at December 31, 2011	$586	$1,511	$949	$78	$617	$6	$101	$3,848

Three Months Ended
December 31, 2010
(Dollars in thousands)
Balance at September 30, 2010	$4,766
Loans charged-off	(837)
Recoveries of loans previously charged-off	—
Provision charged to operating expenses	358
Balance at December 31, 2010	$4,287

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2011 and September 30, 2011:

	One-to Four-	Commercial		Home Equity
	Family	Real		Lines of	Commercial
	Residential	Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
ALL Balance:
Individually evaluated for impairment	$—	$413	$—	$—	$—	$—	$—	$413
Collectively evaluated for impairment	586	1,098	949	78	617	6	101	3,435
Balance at December 31, 2011	$586	$1,511	$949	$78	$617	$6	$101	$3,848
Loans receivable:
Individually evaluated for impairment	$3,848	$6,556	$11,503	$707	$236	$—		$22,850
Collectively evaluated for impairment	157,963	123,169	16,229	21,019	37,115	11,690		367,185
Balance at December 31, 2011	$161,811	$129,725	$27,732	$21,726	$37,351	$11,690		$390,035

	One-to Four-	Commercial		Home Equity
	Family	Real		Lines of	Commercial
	Residential	Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
ALL Balance:
Individually evaluated for impairment	$—	$239	$77	$—	$—	$—	$—	$316
Collectively evaluated for impairment	734	1,027	966	101	551	13	104	3,496
Balance at September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Loans receivable:
Individually evaluated for impairment	$3,523	$7,156	$15,557	$788	$255	$—		$27,279
Collectively evaluated for impairment	155,705	113,838	18,587	21,564	35,940	11,945		357,579
Balance at September 30, 2011	$159,228	$120,994	$34,144	$22,352	$36,195	$11,945		$384,858

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

During the quarter ended December 31, 2011, the Bank adopted the FASB issue ASU No. 2011-02 on the determination of whether a loan restructuring is considered to be a Troubled Debt Restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally included, but not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There were two TDRs during the three months ended December 31, 2011. These were classified as TDRs due to financial difficulty of the borrowers and lower than market interest rates. The following table summarizes the TDRs during the three month periods ended December 31, 2011:

	Three Months Ended
	December 31, 2011
		Investment Before	Investment After
	Number of Loans	TDR Modifications	TDR Modifications
		(Dollars in thousands)
One-to four-family residential	1	$1,749	$1,749
Commercial real estate	1	249	249

Total	$2	$1,998	$1,998

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the quarter ended December 31, 2011, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2011
	December 31	September 30
	(Dollars in thousands)
Demand accounts	$49,399	$51,220
Savings accounts	59,947	60,533
NOW accounts	40,766	30,941
Money market accounts	106,475	106,689
Certificates of deposit	141,262	144,739
Retirement certificates	29,128	30,821
	$426,977	$424,943

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company’s ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at December 31, 2011, the amount of which has not materially changed from that in place at September 30, 2011.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2011	2010
	(in thousands)
Income tax expense at 34% statutory federal tax rate	$13	$55
State tax expense	8	5
Other	(14)	(24)
Income tax expense	$7	$36

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

As of December 31, 2011 and September 30, 2011, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	2011
	December 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$1,508	$1,508
Unused lines of credit	35,145	37,502
Fixed rate loan commitments	3,228	2,368
Variable rate loan commitments	7,271	5,569

	$47,152	$46,947

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Total assets increased $2.3 million, or 0.4%, to $526.3 million at December 31, 2011 from $524.0 million at September 30, 2011. The quarterly increase was attributable to higher net loans receivable, which increased $5.1 million, and investment securities, which increased $4.1 million, partially offset by decreases in cash and cash equivalents of $5.2 million and other real estate owned of $1.9 million.

Total loans receivable increased $5.2 million during the three months ended December 31, 2011 to $390.0 million and were comprised of $161.8 million (41.4%) in 1-4 family residential mortgage loans, $129.7 million (33.3%) in commercial real estate loans, $37.4 million (9.6%) in commercial business loans, $33.4 million (8.6%) in home equity lines of credit and other loans, and $27.7 million (7.1%) in construction loans. Expansion of the portfolio during the quarter ended December 31, 2011 occurred primarily in commercial real estate, which increased $8.7 million, followed by one-to-four family residential mortgage loans, which increased $2.6 million, and commercial business loans, which increased $1.2 million. Offsetting the increases were decreases in construction loans, home equity, and other loans, which decreased $6.4 million, $626,000 and $255,000, respectively. The Company ceased originating new non-owner occupied construction loans in October 2008 and intends to continue decreasing construction loans as a percentage of total loans.

Total non-performing loans decreased by $3.2 million, or 11.4%, to $24.9 million at December 31, 2011 from $28.2 million at September 30, 2011. The ratio of non-performing loans to total loans was 6.4% at December 31, 2011 compared to 7.3% at September 30, 2011.

Included in the non-performing loan totals were eleven construction loans totaling $11.5 million, twelve commercial loans totaling $8.0 million, and seventeen residential real estate loans totaling $5.4 million. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans.

The decrease in non-performing loans during the quarter was due to one $3.2 million loan paying off, two loans totaling $411,000 that were brought current, and four loans totaling $1.4 million that were transferred to OREO. Non-performing loans at December 31, 2011 included four residential mortgage loans and two commercial real estate loans totaling $1.8 million that were performing at September 30, 2011.

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

At December 31, 2011, non-performing construction loans consisted of four loans totaling $4.0 million for the development of single family homes with collateral ranging from partially completed land to completed leased homes, six loans totaling $4.1 million secured by land and other real estate, and one loan totaling $3.4 million secured by incomplete condominium units. These loans were used for land acquisition and construction in various locations in the States of New Jersey and Pennsylvania. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Year-to-date, the Bank has charged off $184,000 in construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At December 31, 2011, there was one performing construction loan with an interest reserve representing an outstanding balance of $292,000, original interest reserves of $95,000, advanced interest reserves of $3,000, and a remaining interest reserve balance of $92,000. At September 30, 2011, there was one performing construction loan with an interest reserve representing outstanding balance of $290,000, an original interest reserve of $95,000, an advanced interest reserve of $1,000, and remaining interest reserve balance of $94,000.

Underwriting for construction loans with and without interest reserves has followed a uniform process. Construction loan progress is monitored on a monthly basis by management as well as by the Board of Directors. Each time an advance is requested, an inspection is made of the project by an outside engineer or appraiser, depending on the size and complexity of the project, to determine the amount of work completed and if the costs to date are supported adequately. The Bank’s construction loan operations personnel compare the advance request with the original budget and remaining loan funds available to ensure the project is in balance and that at all times the amount remaining on the loan is sufficient to complete the project.

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

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit increased $554,000 to $5.4 million at December 31, 2011 from $4.8 million at September 30, 2011. The loans consisted of two commercial-purpose loans totaling $2.1 million and fifteen consumer loans totaling $3.3 million. Included in the totals were three loans totaling $484,000 that were ninety days delinquent and still accruing interest at December 31, 2011. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank has charged off $81,000 in residential loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans increased $209,000 to $7.8 million at December 31, 2011 from $7.6 million at September 30, 2011. Included in the totals was one loan totaling $226,000 that was ninety days delinquent and still accruing interest at December 31, 2011. The nine non-accrual loans were in various stages of foreclosure and collection at December 31, 2011. Fiscal year-to-date, there have been no charge-offs to commercial real estate loans.

Non-performing commercial business loans decreased $19,000 to $236,000 at December 31, 2011 from $255,000 at September 30, 2011. The Bank is in the process of collecting the principal outstanding on the two non-accrual loans which will include foreclosure proceedings for those loans secured by real estate. Fiscal year-to-date, the Bank has charged off $69,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

The allowance for loan loss increased by $36,000 during the three months ended December 31, 2011 to $3,848,000. The increase during the quarter was primarily attributable to growth in the loan portfolio.

The allowance for loan loss does not typically include a specific reserve for non-performing loans as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed at least annually with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable. At December 31, 2011, the Bank held a specific reserve totaling $413,000 for a $1.7 million non-performing commercial real estate participation loan, for which the Bank was not the lead lender.

The allowance for loan losses as a percentage of non-performing loans increased to 15.4% at December 31, 2011 from 13.5% at September 30, 2011. At December 31, 2011 and September 30, 2011, our allowance for loan losses as a percentage of total loans was 0.99%. Future increases in the allowance for loan losses may be necessary based on possible future increases in non-performing loans and charge-offs, possible additional deterioration of collateral values, and the possible continuation or deterioration of the current economic environment.

At December 31, 2011, investment securities totaled $74.4 million, reflecting an increase of $4.1 million, or 5.9%, from September 30, 2011. The increase was funded by cash and cash equivalents as well as deposit inflows during the quarter. Investment securities at December 31, 2011 consisted of $56.9 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $11.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $2.9 million in “private-label” mortgage-backed securities, and $72,000 in state municipal bonds. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2011.

Other real estate owned decreased $1.9 million to $14.7 million during the quarter ended December 31, 2011. The decrease was due to the sale of two properties totaling $3.2 million for a loss of $32,000. Offsetting the decrease from sales was the addition of five properties resulting from the foreclosure of the real estate previously securing $1.4 million in non-performing loans. Other real estate owned at December 31, 2011 consisted of six residential properties, one commercial real estate property, three substantially completed condominium projects, and twenty-one real estate lots approved for residential housing. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Total deposits increased $2.0 million, or 0.5%, to $427.0 million during the three months ended December 31, 2011. The inflow in deposits occurred in interest-bearing checking accounts which increased $9.8 million, or 31.8%, to $40.8 million. Partially offsetting the increase were decreases in certificates of deposit (including individual retirement accounts), which decreased $5.2 million, or 2.9%, to $170.4 million, non-interest checking accounts, which decreased $1.8 million, or 3.5%, to $49.4 million, savings accounts, which decreased $586,000, or 1.0%, to $59.9 million, and money market accounts, which decreased $255,000, or 0.2%, to $106.4 million. The Company’s ability to increase its net interest margin during the three months ended December 31, 2011 was largely a result of the continued replacement of higher-rate certificates of deposit with lower-cost transactional accounts.

Included in total deposits at December 31, 2011 were $556,000 in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit and $8.1 million in brokered certificates of deposit. At September 30, 2011, the Company held $1.8 million in CDARS Reciprocal certificates of deposit and $10.0 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase were unchanged at $34.9 million and $15.0 million, respectively.

Stockholders’ equity increased $97,000, or 0.2%, to $44.6 million at December 31, 2011 from $44.5 million at September 30, 2011. The increase was due to the Company’s results from operations, partially offset by changes in the Company’s accumulated other comprehensive loss during the three month period.

During the three months ended December 31, 2011, the Company repurchased 8,100 shares of its common stock at an average price of $2.59. Through December 31, 2011, the Company had repurchased 75,070 shares at an average price of $8.66 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,793,531.

The Company’s book value per share increased to $7.70 at December 31, 2011 from $7.67 at September 30, 2011. The increase was the result of the Company’s results from operations and shares repurchased.

Average Balance Sheets for the Three Months Ended December 31, 2011 and 2010

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2011 and 2010. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended December 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$15,996	$12	0.29%	$19,281	$11	0.23%
Loans receivable, net	382,126	4,706	4.89%	398,044	5,148	5.13%
Securities
Taxable	72,582	529	2.89%	63,871	491	3.05%
Tax-exempt(1)	72	2	9.09%	97	2	9.09%
FHLB of NY stock	2,299	24	4.12%	2,752	47	6.76%
Total interest-earning assets	473,075	5,273	4.42%	484,045	5,699	4.67%
Noninterest-earning assets	54,297			53,414
Total assets	$527,372			$537,459

Interest-bearing liabilities:
Savings accounts (2)	$59,882	74	0.49%	$62,880	110	0.69%
NOW accounts (3)	142,172	161	0.45%	140,526	340	0.96%
Time deposits (4)	173,698	867	1.98%	185,139	966	2.07%
Total interest-bearing deposits	375,752	1,102	1.16%	388,545	1,416	1.45%
Borrowings	49,916	504	4.01%	60,273	610	4.02%
Total interest-bearing liabilities	425,668	1,606	1.50%	448,818	2,026	1.79%
Noninterest-bearing liabilities	57,188			44,294
Total liabilities	482,856			493,112
Retained earnings	44,516			44,347
Total liabilities and retained earnings	$527,372			$537,459

Tax-equivalent basis adjustment		(1)			(1)
Net interest income		$3,666			$3,672
Interest rate spread			2.92%			2.88%
Net interest-earning assets	$47,407			$35,227
Net interest margin (5)			3.07%			3.01%
Average interest-earning assets to average interest-bearing liabilities	111.14%			107.85%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

Net Income. Net income decreased $96,000 during the three-month period ended December 31, 2011 compared with the three-month period ended December 31, 2010 due to lower non-interest income, which decreased $220,000 to $547,000 during the three months ended December 31, 2011 from $767,000 for the three months ended December 31, 2010, partially offset by a $113,000 decline in non-interest expenses.

Net Interest and Dividend Income. Net interest and dividend income was unchanged at $3.7 million for the quarters ended December 31, 2011 and 2010. Total interest and dividend income decreased $426,000 to $5.3 million for the three month period ended December 31, 2011 while total interest expense decreased $420,000 to $1.6 million from the same three month period one year earlier. For the period our interest rate margin increased 6 basis points to 3.07% from 3.01%. The Company was able to maintain its level of net interest income despite a 141 basis point reduction in long-term interest rates, as measured using the 10-year U.S. Treasury, to 1.89% at December 31, 2011 from 3.30% at December 31, 2010.

Interest and Dividend Income. Interest and dividend income decreased $426,000, or 7.5%, to $5.3 million for the three months ended December 31, 2011 from $5.7 million for the three months ended December 31, 2010. The decrease was attributable to lower average interest-earning assets, which declined $11.0 million, or 2.3%, as well as a decrease in the yield on such assets of 25 basis points to 4.42% for the quarter ended December 31, 2011 compared with the prior year period.

Interest earned on loans decreased $442,000, or 8.6%, to $4.7 million for the three months ended December 31, 2011 compared with the prior year period due to a $15.9 million decrease in the average balance of loans between the periods and a 24 basis point decrease in the average yield on such loans to 4.89% from 5.13%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, increased $39,000, or 7.8%, due to an $8.7 million, or 13.6%, increase in the average balance of such securities to $72.7 million for the three months ended December 31, 2011 from $64.0 million for the three months ended December 31, 2010. The increase more than offset a 16 basis point decrease in the average yield on such securities to 2.90% for the three months ended December 31, 2011 from 3.06% for the three months ended December 31, 2010. The decrease in yield on investment securities was due to lower market interest rates than in the prior year period.

Interest Expense. Interest expense decreased $420,000, or 20.7%, to $1.6 million for the three months ended December 31, 2011 from $2.0 million for the three months ended December 31, 2010. The average balance of interest-bearing liabilities decreased $23.2 million, or 5.2%, between the two periods, while the cost on such liabilities fell 29 basis points to 1.50% for the quarter ended December 31, 2011 compared with the prior year period.

The average balance of interest bearing deposits decreased $12.7 million to $375.8 million from $388.5 million while the average cost of such deposits decreased 29 basis points to 1.16% from 1.45% in the lower market interest rate environment. As a result, interest paid on deposits decreased $314,000 to $1.1 million for the three months ended December 31, 2011 from $1.4 million for the three months ended December 31, 2010.

Interest paid on advances and securities sold under agreements to repurchase decreased to $504,000 for the three months ended December 31, 2011 from $610,000 for the prior year period due to a decrease in the average balance of such borrowings to $49.9 million from $60.3 million. In addition, the average cost of advances and securities sold under agreements to repurchase decreased 1 basis point to 4.01% for the three months ended December 31, 2011 from 4.02% for the prior year period, reflecting the repayment of higher interest-bearing advances between periods.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $370,000 for the three months ended December 31, 2011 compared to a provision of $358,000 for the prior year period.

Net charge-offs were $334,000 for the three months ended December 31, 2011 compared with $837,000 for the three months ended December 31, 2010. The level of loan charge-offs decreased from the prior year as a result of lower depreciation of real estate collateral securing non-performing residential and construction loans than in the prior year period. During the three months ended December 31, 2011, the Bank reduced the carrying balance on two construction loans, one commercial real estate loan, and one residential mortgage loan totaling $1.6 million by $214,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans. The Bank also accepted a short-sale payoff of a $3.2 million construction loan that resulted in a charge-off of $120,000.

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

Other Income. Non-interest income decreased $220,000, or 28.7%, to $547,000 during the three months ended December 31, 2011 compared to $767,000 for the three months ended December 31, 2010.

The decrease in non-interest income was primarily attributable to lower net gains on the sales of assets, which were $181,000 for the three months ended December 31, 2011 compared with $314,000 for the three months ended December 31, 2010. In addition, service charge fee income decreased $74,000 due to lower loan prepayment penalties received during the current year period.

Other Expenses. Non-interest expenses decreased $113,000 to $3.8 million from $3.9 million for the three months ended December 31, 2010.

The decrease was primarily the result of lower FDIC insurance premiums, which decreased by $173,000 to $176,000 for the three months ended December 31, 2011 from $349,000 for the prior year period. Partially offsetting the decrease were increases of $103,000 in Other Real Estate Owned (“OREO”) expenses and $63,000 in occupancy expenses related to the opening of the Bank’s Edison branch office in July 2011.

Despite the addition of the Bank’s Edison office, which opened in July 2011, and annual merit increases for staff, compensation and benefit expenses decreased $15,000, or 0.8%, between the two periods. The decrease was attributable to increased efficiencies within the Bank that enabled it to operate with fewer employees.

Income Tax Expense. The Company recorded tax expense of $7,000 for the three months ended December 31, 2011, compared to a tax expense of $36,000 for the three months ended December 31, 2010. The effective tax rates for the periods were 18.4% and 22.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2011 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2011, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $10.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $35.1 million. There has been no material change during the three months ended December 31, 2011 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

On April 22, 2010, Magyar Bank entered into agreements with the Federal Deposit Insurance Corporation (“FDIC”), its principal federal banking regulator, and the New Jersey Department of Banking and Insurance (the “Department”), which require the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance by the FDIC and the Department of consent orders against the Bank (the “Consent Orders”) relating to certain findings from a recent examination of the Bank. The Consent Orders were filed with the Securities and Exchange Commission on Form 8-K as Exhibits 10.1 and 10.2 on April 23, 2010.

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

At December 31, 2011, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 8.04%, and total qualifying capital as a percentage of risk-weighted assets was 13.16%.

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

There has been no change in the Company’s internal control over financial reporting during its three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

On December 14, 2011, Elizabeth E. Hance, the former President and Chief Executive Officer of the Company and the Bank, filed a lawsuit against the Company and its directors in the Superior Court of New Jersey, Middlesex County. The lawsuit alleges, among other things, breach of contract and employment discrimination in connection with Ms. Hance’s December 2009 separation from employment and seeks severance that she claims she was entitled to, as well as other compensatory and punitive damages. The Company believes that the failure to pay Ms. Hance severance was the result of applicable regulatory prohibitions, and intends to defend the suit vigorously.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.
b.)	Not applicable.
c.)	The Company repurchased 8,100 shares during the three months ended December 31, 2011. The following table presents a summary of the Company’s shares repurchased during the quarter ended December 31, 2011:

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan (1)

October 1 - October 31, 2011	—	$—	62,954
November 1 - November 30, 2011	—	$—	62,954
December 1 - December 31, 2011	8,100	$2.59	54,854
	8,100	$2.59

(1)	The Company completed its first stock repurchase program of 130,927 shares in November 2007. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 75,070 shares had been repurchased as of December 31, 2011 at an average price of $8.66.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and September 30, 2010; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2011; (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2011; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 13, 2012	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer
Date: February 13, 2012
/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer0

