Form 10-Q
period 2012-03-31
Magyar Bancorp, Inc.
filed 2012-05-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, $0.01 Par Value	5,806,624

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2012	2011
	(Unaudited)
Assets
Cash	$897	$1,066
Interest earning deposits with banks	10,745	13,968
Total cash and cash equivalents	11,642	15,034

Investment securities - available for sale, at fair value	26,963	25,312
Investment securities - held to maturity, at amortized cost (fair value of $46,262 and $45,713 at March 31, 2012 and September 30, 2011, respectively)	45,499	45,000
Federal Home Loan Bank of New York stock, at cost	2,199	2,299
Loans receivable, net of allowance for loan losses of $4,008 and $3,848 at March 31, 2012 and September 30, 2011, respectively	380,859	381,254
Bank owned life insurance	9,836	9,660
Accrued interest receivable	1,867	1,921
Premises and equipment, net	20,187	20,574
Other real estate owned (“OREO”)	14,701	16,595
Other assets	6,552	6,388

Total assets	$520,305	$524,037

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$422,523	$424,943
Escrowed funds	1,063	1,043
Federal Home Loan Bank of New York advances	32,688	34,916
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	280	300
Accounts payable and other liabilities	4,091	3,326

Total liabilities	475,645	479,528

Stockholders’ equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,806,624 and 5,801,631 shares outstanding at March 31, 2012 and September 30, 2011, respectively, at cost	59	59
Additional paid-in capital	26,406	26,496
Treasury stock: 117,118 and 122,111 shares at March 31, 2012 and September 30, 2011, respectively, at cost	(1,333)	(1,480)
Unearned Employee Stock Ownership Plan shares	(1,172)	(1,228)
Retained earnings	21,159	21,069
Accumulated other comprehensive loss	(459)	(407)

Total stockholders’ equity	44,660	44,509

Total liabilities and stockholders’ equity	$520,305	$524,037

The accompanying notes are an integral part of these statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,692	$5,005	$9,398	$10,152
Investment securities
Taxable	521	533	1,061	1,035
Tax-exempt	1	1	2	3
Federal Home Loan Bank of New York stock	29	40	53	87

Total interest and dividend income	5,243	5,579	10,514	11,277

Interest expense
Deposits	1,016	1,278	2,118	2,694
Borrowings	497	597	1,001	1,207

Total interest expense	1,513	1,875	3,119	3,901

Net interest and dividend income	3,730	3,704	7,395	7,376

Provision for loan losses	323	478	693	836

Net interest and dividend income after provision for loan losses	3,407	3,226	6,702	6,540

Other income
Service charges	235	235	502	576
Other operating income	105	104	216	216
Gains on sales of loans	143	10	260	459
Gains on sales of investment securities	64	35	148	35
Losses on OREO	(87)	(157)	(119)	(292)
Total other income	460	227	1,007	994

Other expenses
Compensation and employee benefits	1,871	1,987	3,726	3,857
Occupancy expenses	726	709	1,455	1,376
Advertising	38	49	82	102
Professional fees	332	303	565	550
Service fees	135	145	257	289
OREO expenses	173	113	399	236
FDIC deposit insurance premiums	181	357	357	706
Other expenses	443	391	863	856

Total other expenses	3,899	4,054	7,704	7,972

Income before income tax expense	(32)	(601)	5	(438)

Income tax benefit	(42)	(244)	(35)	(208)

Net income	$10	$(357)	$40	$(230)

Net income (loss) per share-basic and diluted	$0.00	$(0.06)	$0.01	$(0.04)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Comprehensive Loss

 (In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
	(Unaudited)

Net income (loss)	$10	$(357)	$40	$(230)

Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	42	100	116	(321)
Realized gains on sales of securities available for sale	(64)	(35)	(148)	(35)
Unrealized loss on derivatives	(22)	(28)	(45)	(101)
	(44)	37	(77)	(457)

Deferred income tax effect	15	(21)	25	161
Total other comprehensive (loss) income	(29)	16	(52)	(296)

Total comprehensive loss	$(19)	$(341)	$(12)	$(526)

 MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2012

(In Thousands, Except for Share Amounts)

(Unaudited)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2011	5,801,631	$59	$26,496	$(1,480)	$(1,228)	$21,069	$(407)	$44,509
Comprehensive Loss:
Net income	—	—	—	—	—	40	—	40
Other comprehensive loss							(52)	(52)
Purchase of treasury stock	(10,700)	—	—	(32)	—	—	—	(32)
Treasury stock used for restricted stock plan	15,693	—	(229)	179	—	50	—	—
ESOP shares allocated	—	—	(33)	—	56	—	—	23
Stock-based compensation expense	—	—	172	—	—	—	—	172

Balance, March 31, 2012	5,806,624	$59	$26,406	$(1,333)	$(1,172)	$21,159	$(459)	$44,660

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$40	$(230)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	490	485
Premium amortization on investment securities, net	129	155
Provision for loan losses	693	836
Provision for loss on other real estate owned	77	449
Proceeds from the sales of loans	4,930	7,613
Gains on sale of loans	(260)	(459)
Gains on sales of investment securities	(148)	(35)
Losses (gains) on the sales of other real estate owned	42	(157)
ESOP compensation expense	23	27
Stock-based compensation expense	172	201
Decrease (increase) in accrued interest receivable	54	(25)
Increase in surrender value bank owned life insurance	(176)	(178)
(Increase) decrease in other assets	(184)	320
Decrease in accrued interest payable	(20)	(48)
Increase (decrease) in accounts payable and other liabilities	765	(222)
Net cash provided by operating activities	6,627	8,732

Investing activities
Net increase in loans receivable	(6,341)	(2,124)
Purchases of investment securities held to maturity	(8,057)	(7,747)
Purchases of investment securities available for sale	(10,156)	(18,091)
Sales of investment securities available for sale	5,584	2,016
Principal repayments on investment securities held to maturity	7,499	9,752
Principal repayments on investment securities available for sale	2,967	1,854
Purchases of premises and equipment	(103)	(307)
Investment in other real estate owned	(269)	(968)
Proceeds from the sale of other real estate owned	3,417	541
Redemption of Federal Home Loan Bank stock	100	85
Net cash used by investing activities	(5,359)	(14,989)

Financing activities
Net (decrease) increase in deposits	(2,420)	2,598
Net increase (decrease) in escrowed funds	20	(298)
Repayments of long-term advances	(2,228)	(1,878)
Purchase of treasury stock	(32)	—
Net cash (used) provided by financing activities	(4,660)	422
Net decrease in cash and cash equivalents	(3,392)	(5,835)

Cash and cash equivalents, beginning of period	15,034	21,086

Cash and cash equivalents, end of period	$11,642	$15,251

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,139	$3,949
Income taxes	$6	$6
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,373	$3,581

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

Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The September 30, 2011 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

The FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. This ASU was effective for interim and annual periods beginning after December 15, 2011 and did not have a material impact on the Company’s financial statements.

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

NOTE D - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share for the three and six months ended March 31, 2012 and 2011 were calculated by dividing net income (loss) by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three and six months ended March 31, 2012 and the three and six months ended March 31, 2011. The following table shows the Company’s earnings (loss) per share for the periods presented:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
	(In thousands except for per share data)

Income (loss) applicable to common shares	$10	$(357)	$40	$(230)
Weighted average number of common shares outstanding - basic	5,810	5,800	5,802	5,798
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares and common share equivalents - diluted	5,810	5,800	5,802	5,798

Basic earnings (loss) per share	$0.00	$(0.06)	$0.01	$(0.04)

Diluted earnings (loss) per share	$0.00	(0.06)	$0.01	(0.04)

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 13,402 shares of restricted shares at a weighted average price of $4.43 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2012 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 25,588 restricted shares at a weighted average price of $10.15 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2011 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2011	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2012	188,276	$14.61	4.9 years	$—

Exercisable at March 31, 2012	188,276	$14.61	4.9 years	$—

The following is a summary of the Company’s non-vested stock awards as of March 31, 2012 and changes during the six months ended March 31, 2012:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2011	33,145	$9.22
Granted	—	—
Vested	(15,693)	14.55
Forfeited	—	—
Balance at March 31, 2012	17,452	$4.43

Stock option and stock award expenses included with compensation expense were $68,000 and $104,000, respectively, for the six months ended March 31, 2012.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2012, the Company had repurchased a total of 77,670 shares of its common stock at an average cost of $8.51 per share under this program. 10,700 shares were repurchased during the six months ended March 31, 2012 at an average price of $2.94. Under the stock repurchase program, 52,254 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2012. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At March 31, 2012, shares allocated to participants totaled 103,545. Unallocated ESOP shares held in suspense totaled 114,318 at March 31, 2012 and had a fair market value of $588,738. The Company’s contribution expense for the ESOP was $23,000 and $27,000 for the six months ended March 31, 2012 and 2011, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2012			2011
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Benefit	Tax	Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising during period on:

Available-for-sale investments	$42	$(20)	$22	$100	$(46)	$54
Less reclassification adjustment for gains realized in net income	(64)	26	(38)	(35)	14	(21)
Interest rate derivatives	(22)	9	(13)	(28)	11	(17)

Other comprehensive income, net	$(44)	$15	$(29)	$37	$(21)	$16

	Six Months Ended March 31,
	2012			2011
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Benefit	Tax	Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding losses arising during period on:

Available-for-sale investments	$116	$(52)	$64	$(321)	$107	$(214)

Less reclassification adjustment for gains realized in net income	(148)	59	(89)	(35)	14	(21)
Interest rate derivatives	(45)	18	(27)	(101)	40	(61)

Other comprehensive loss, net	$(77)	$25	$(52)	$(457)	$161	$(296)

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

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$5,081	$—	$5,081	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	15,323	—	15,323	—
Mortgage backed securities-commercial	4,310	—	4,310	—
Debt securities	1,040	—	1,040	—
Private label mortgage-backed securities-residential	1,209	—	1,209	—
Total securities available for sale	$26,963	$—	$26,963	$—

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,394	$—	$3,394	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,088	—	14,088	—
Mortgage backed securities-commercial	4,402	—	4,402	—
Debt securities	2,029	—	2,029	—
Private label mortgage-backed securities-residential	1,399	—	1,399	—
Total securities available for sale	$25,312	$—	$25,312	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2012 and September 30, 2011.

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$4,117	$—	$—	$4,117
Other real estate owned	253	—	—	253
	$4,370	$—	$—	$4,370

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,745	$—	$—	$16,745
Other real estate owned	2,625	—	—	2,625
	$19,370	$—	$—	$19,370

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2012 and September 30, 2011 were as follows:

	March 31, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$72,462	$73,225	$70,312	$71,025
Loans, net of allowance for loan losses	380,859	391,099	381,254	390,025
Bank owned life insurance	9,836	9,836	9,660	9,660

Financial liabilities
Deposits
Demand, NOW and money market savings	254,769	254,769	249,383	249,383
Certificates of deposit	167,754	170,845	175,560	178,818

Total deposits	$422,523	$425,614	$424,943	$428,201

Borrowings	$47,688	$50,823	$49,916	$53,175

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2012 and September 30, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2012
Financial instruments - assets
Investment securities held-to-maturity	$45,499	$46,262	$2,953	$43,309	$—
Loans	380,859	391,099			391,099

Financial instruments - liabilities
Certificate of deposit	167,754	170,845	—	170,845	—
Borrowings	47,688	50,823	—	50,823	—

September 30, 2011
Financial instruments - assets
Investment securities held-to-maturity	$45,000	$45,713	$2,914	$42,799	$—
Loans	381,254	390,025			390,025

Financial instruments - liabilities
Certificate of deposit	175,560	178,818	—	178,818	—
Borrowings	49,916	53,175	—	53,175	—

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2012 and September 30, 2011:

	At March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$4,993	$89	$(1)	$5,081
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	15,195	141	(13)	15,323
Mortgage backed securities-commercial	4,095	215	—	4,310
Debt securities	1,000	40	—	1,040
Private label mortgage-backed securities-residential	1,219	—	(10)	1,209
Total securities available for sale	$26,502	$485	$(24)	$26,963

	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,310	$84	$—	$3,394
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,915	215	(42)	14,088
Mortgage backed securities-commercial	4,137	265	—	4,402
Debt securities	2,000	29	—	2,029
Private label mortgage-backed securities-residential	1,456	—	(57)	1,399
Total securities available for sale	$24,818	$593	$(99)	$25,312

The maturities of the debt securities and mortgage-backed securities available-for-sale at December 31, 2011 are summarized in the following table:

	At March 31, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	1,000	1,040
Due after 10 years	—	—
Total debt securities	1,000	1,040

Mortgage-backed securities:
Residential	21,407	21,613
Commercial	4,095	4,310
Total	$26,502	$26,963

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2012 and September 30, 2011:

	At March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$13,428	$465	$(25)	$13,868
Mortgage-backed securities-commercial	1,604	17	—	1,621
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	17,492	467	(9)	17,950
Debt securities	8,496	3	(74)	8,425
Private label mortgage-backed securities-residential	1,438	47	(83)	1,402
Obligations of state and political subdivisions	41	2	—	43
Corporate securities	3,000	—	(47)	2,953
Total securities held to maturity	$45,499	$1,001	$(238)	$46,262

	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$14,875	$483	$(11)	$15,347
Mortgage-backed securities-commercial	1,646	18	—	1,664
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	17,315	441	—	17,756
Debt securities	6,500	12	—	6,512
Private label mortgage-backed securities-residential	1,592	14	(160)	1,446
Obligations of state and political subdivisions	72	2	—	74
Corporate securities	3,000	—	(86)	2,914
Total securities held to maturity	$45,000	$970	$(257)	$45,713

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2012 are summarized in the following table:

	At March 31, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	3,041	2,996
Due after 5 but within 10 years	—	—
Due after 10 years	8,496	8,425
Total debt securities	11,537	11,421

Mortgage-backed securities:
Residential	32,358	33,220
Commercial	1,604	1,621
Total	$45,499	$46,262

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2012 and September 30, 2011 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2012
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$1,950	$(1)	$2,031	$(25)	$3,981	$(26)
Mortgage-backed securities - commercial	1	—	—	20	—	20	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	3	4,080	(22)	—	—	4,080	(22)
Debt securities	4	5,923	(74)	—	—	5,923	(74)
Private label mortgage-backed securities- residential	3	—	—	1,996	(93)	1,996	(93)
Corporate securities	1	2,953	(47)	—	—	2,953	(47)
Total	14	$14,906	$(144)	$4,047	$(118)	$18,953	$(262)

		September 30, 2011
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$2,339	$(11)	$—	$—	$2,339	$(11)
Mortgage-backed securities - commercial	1	—	—	21	—	21	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	4	6,925	(42)	—	—	6,925	(42)
Private label mortgage-backed securities residential	3	—	—	2,132	(217)	2,132	(217)
Corporate securities	1	2,914	(86)	—	—	2,914	(86)
Total	10	$12,178	$(139)	$2,153	$(217)	$14,331	$(356)

At March 31, 2012, there were fourteen investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2012.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2012	2011
	(Dollars in thousands)

One-to four-family residential	$161,997	$159,228
Commercial real estate	137,614	120,994
Construction	24,519	34,144
Home equity lines of credit	21,525	22,352
Commercial business	27,305	36,195
Other	11,762	11,945

Total loans receivable	384,722	384,858
Net deferred loan costs	145	208
Allowance for loan losses	(4,008)	(3,812)

Total loans receivable, net	$380,859	$381,254

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At March 31,2012	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$5,354	$5,354	$5,428
Commercial real estate	1,679	492	5,892	7,571	8,575
Construction	—	—	11,360	11,360	14,200
Home equity lines of credit	1,340	127	707	2,047	2,128
Commercial business	—	—	225	225	313
Total impaired loans	$3,019	$619	$23,538	$26,557	$30,644

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2011	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,523	$3,523	$3,532
Commercial real estate	1,679	239	5,477	7,156	8,160
Construction	3,263	77	12,294	15,557	18,831
Home equity lines of credit	—	—	788	788	833
Commercial business	—	—	255	255	342
Total impaired loans	$4,942	$316	$22,337	$27,279	$31,698

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	During the	During the
	Three Months	Six Months
	Ended March 31, 2012
	(Dollars in thousands)

One-to four-family residential	$4,601	$4,242
Commercial real estate	7,064	7,094
Construction	11,432	12,807
Home equity lines of credit	1,377	1,181
Commercial business	231	239
Other	—	—
Average investment in impaired loans	$24,704	$25,562

Interest income recognized on an accrual basis on impaired loans	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
March 31, 2012
One-to four-family residential	$150,488	$6,155	$5,354	$—	$161,997
Commercial real estate	123,117	5,751	7,067	1,679	137,614
Construction	8,678	4,481	11,360	—	24,519
Home equity lines of credit	18,645	833	707	1,340	21,525
Commercial business	24,846	1,551	908	—	27,305
Other	11,762	—	—	—	11,762
Total	$337,536	$18,771	$25,396	$3,019	$384,722

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$150,306	$4,720	$4,202	$—	$159,228
Commercial real estate	104,993	5,868	10,133	—	120,994
Construction	12,378	6,209	15,557	—	34,144
Home equity lines of credit	20,092	833	1,427	—	22,352
Commercial business	29,927	5,039	1,229	—	36,195
Other	11,945	—	—	—	11,945
Total	$329,641	$22,669	$32,548	$—	$384,858

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89	90 Days
		Days	Days	+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
March 31, 2012
One-to four-family residential	$155,177	$530	$188	$6,102	$6,820	$5,354	$161,997
Commercial real estate	128,777	494	—	8,343	8,837	8,343	137,614
Construction	13,159	—	—	11,360	11,360	11,360	24,519
Home equity lines of credit	20,719	127	150	529	806	529	21,525
Commercial business	27,021	12	—	272	284	272	27,305
Other	11,762	—	—	—	—	—	11,762
Total	$356,615	$1,163	$338	$26,606	$28,107	$25,858	$384,722

		30-59	60-89	90 Days
		Days	Days	+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$154,164	$523	$485	$4,056	$5,064	$3,523	$159,228
Commercial real estate	112,546	—	851	7,597	8,448	7,156	120,994
Construction	18,588	—	92	15,464	15,556	15,464	34,144
Home equity lines of credit	21,384	180	—	788	968	788	22,352
Commercial business	35,940	—	—	255	255	255	36,195
Other	11,945	—	—	—	—	—	11,945
Total	$354,567	$703	$1,428	$28,160	$30,291	$27,186	$384,858

At March 31, 2012, nonaccrual loans totaled $25,853,000 and loans ninety days or more delinquent and accruing interest totaled $748,000. At September 30, 2011, nonaccrual loans totaled $27,186,000 and loans ninety days or more delinquent and accruing interest totaled $974,000.

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of NPLs.

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

The following table summarizes the ALL by loan category at both September 30, 2011 and March 31, 2012 and the related activity for the six months ended March 31, 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Charge-offs	—	—	(184)	(81)	(69)	—		(334)
Recoveries	—	—	—	—	—	—		—
Provision	(148)	245	90	58	135	(7)	(3)	370
Balance- December 31, 2011	$586	$1,511	$949	$78	$617	$6	$101	$3,848
Charge-offs	(20)	—	(143)	—	—	—		(163)
Recoveries	—	—	—	—	—	—		—
Provision	245	192	(60)	150	(212)	4	4	323
Balance-March 31, 2012	$811	$1,703	$746	$228	$405	$10	$105	$4,008

The following table summarizes the ALL by loan category at March 31, 2011 and related activity for the three months ended March 31, 2011:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- December 31, 2010	$474	$927	$1,695	$65	$605	$12	$509	$4,287
Charge-offs	(32)	(585)	(224)	—	(155)	—		(996)
Recoveries	—	—	—	—	—	—		—
Provision	22	808	(133)	(4)	192	2	(409)	478
Balance-March 31, 2011	$464	$1,150	$1,338	$61	$642	$14	$100	$3,769

The following table summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2012 and September 30, 2011:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- March 31, 2012	$811	$1,703	$746	$228	$405	$10	$105	$4,008
Individually evaluated for impairment	—	492	—	127	—	—	—	619
Collectively evaluated for impairment	811	1,211	746	101	405	10	105	3,389

Loans receivable:
Balance- March 31, 2012	$161,997	$137,614	$24,519	$21,525	$27,305	$11,762		$384,722
Individually evaluated for impairment	5,354	7,571	11,360	2,047	225	—		26,557
Collectively evaluated for impairment	156,643	130,043	13,159	19,478	27,080	11,762		358,165

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Individually evaluated for impairment	—	239	77	—	—	—	—	316
Collectively evaluated for impairment	734	1,027	966	101	551	13	104	3,496

Loans receivable:
Balance- September 30, 2011	$159,228	$120,994	$34,144	$22,352	$36,195	$11,945		$384,858
Individually evaluated for impairment	3,523	7,156	15,557	788	255	—		27,279
Collectively evaluated for impairment	155,705	113,838	18,587	21,564	35,940	11,945		357,579

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

The Bank has adopted FASB issue ASU No. 2011-02 on the determination of whether a loan restructuring is considered to be a Troubled Debt Restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally included, but not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There were no TDRs during the three months ended March 31, 2012 and two TDRs during the six months ended March 31, 2012. These were classified as TDRs due to financial difficulty of the borrowers and lower than market interest rates. The following table summarizes the TDRs during the six month period ended March 31, 2012:

	Six Months Ended March 31, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$1,749	$1,749
Commercial real estate	1	249	249

Total	2	$1,998	$1,998

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three and six months ended March 31, 2012, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2012	2011
	March 31	September 30
	(Dollars in thousands)

Demand accounts	$52,685	$51,220
Savings accounts	57,618	60,533
NOW accounts	38,100	30,941
Money market accounts	106,366	106,689
Certificates of deposit	138,706	144,739
Retirement certificates	29,048	30,821

	$422,523	$424,943

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company’s ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at March 31, 2012, the amount of which has not materially changed from that in place at September 30, 2011.

A reconciliation of income tax between the amounts calculated based upon pre-tax income (loss) at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
	(in thousands)

Income tax (benefit) expense at 34% statutory federal tax rate	$(11)	$(204)	$2	$(149)
Change in valuation allowance related to deferred income tax assets	(7)	—	9	—
State tax benefit	3	(18)	11	(13)
Other	(27)	(22)	(57)	(46)
Income tax benefit	$(42)	$(244)	$(35)	$(208)

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

As of March 31, 2012 and September 30, 2011, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	2012	2011
	March 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$1,518	$1,508
Unused lines of credit	36,121	37,502
Fixed rate loan commitments	3,228	2,368
Variable rate loan commitments	7,271	5,569
	$48,138	$46,947

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Total assets decreased $3.7 million, or 0.7%, to $520.3 million at March 31, 2012 from $524.0 million at September 30, 2011. The decrease was attributable to lower cash balances, which decreased $3.4 million, or 22.6%, to $11.6 million at March 31, 2012 from $15.0 million at September 30, 2011 and lower other real estate owned balances, which decreased $1.9 million, or 11.4%, to $14.7 million at March 31, 2012 from $16.6 million at September 30, 2011. The decrease was partially offset by higher balances of investment securities.

Cash and interest bearing deposits with banks decreased $3.4 million, or 22.6%, to $11.6 million at March 31, 2012 from $15.0 million at September 30, 2011. Investment security purchases and net deposit outflows accounted for the year-to-date decline.

Total loans receivable decreased $136,000 during the six months ended March 31, 2012 to $384.7 million and were comprised of $162.0 million (42.1%) one-to-four family residential mortgage loans, $137.6 million (35.8%) commercial real estate loans, $27.3 million (7.1%) commercial business loans, $24.5 million (6.4%) construction loans, $21.5 million (5.6%) home equity lines of credit and $11.8 million (3.0%) other loans. Contraction of the portfolio during the six months ended March 31, 2012 occurred primarily in construction loans, which decreased $9.6 million, followed by a decrease of $8.9 million in commercial business loans. Commercial real estate loans increased $16.6 million and residential mortgage loans increased $2.8 million.

Total non-performing loans (“NPLs”) decreased by $1.6 million to $26.6 million at March 31, 2012 from $28.2 million at September 30, 2011. The ratio of NPLs to total loans decreased to 6.9% at March 31, 2012 from 7.3% at September 30, 2011.

Included in the NPLs total at March 31, 2012 were eleven construction loans totaling $11.4 million, eleven commercial loans totaling $8.6 million, sixteen residential mortgage loans totaling $6.1 million, and three home equity lines of credit totaling $529,000.

Adverse economic conditions have led to high levels of NPLs, particularly in the Company’s construction loan portfolio. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by rapid deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

At March 31, 2012, non-performing construction loans consisted of five loans totaling $7.2 million for the development of single family homes with collateral ranging from partially completed land to completed leased homes, five loans totaling $3.8 million secured by land and other real estate, and one loan totaling $313,000 secured by two complete condominium units. These loans were used for land acquisition and construction in various locations in the States of New Jersey and Pennsylvania. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans. Year-to-date, the Bank has charged off $327,000 in construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At March 31, 2012, there was one performing construction loan with an interest reserve representing an outstanding balance of $294,000, original interest reserves of $95,000, advanced interest reserves of $5,000, and a remaining interest reserve balance of $90,000. At September 30, 2011, there was one performing construction loan with an interest reserve representing an outstanding balance of $290,000, an original interest reserve of $95,000, an advanced interest reserve of $1,000, and remaining interest reserve balance of $94,000.

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

A number of the Bank’s construction loans have been extended due to slower sales as a result of economic conditions. In cases where updated appraisals reflect collateral values insufficient to cover the loan, additional collateral and/or a principal reduction is required to extend the loan. Some of the Bank’s loans that originally had interest reserves are non-performing. The Bank does not have any currently NPLs with active interest reserves. Once a loan is deemed impaired, any interest reserve is frozen and the loan is placed on non-accrual so that no future interest income is recorded on these loans. The Bank ceased originating new non-owner occupied construction loans in October 2008.

NPLs secured by one-to four-family residential properties including home equity lines of credit increased $1.8 million to $6.6 million at March 31, 2012 from $4.8 million at September 30, 2011. The loans consisted of two commercial-purpose loans totaling $2.1 million and fourteen consumer loans totaling $4.5 million. Included in the totals were three loans totaling $748,000 that were ninety days delinquent and still accruing interest at March 31, 2012. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank has charged off $101,000 in residential loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans increased $746,000 to $8.3 million at March 31, 2012 from $7.6 million at September 30, 2011. The ten non-accrual loans were in various stages of foreclosure and collection at March 31, 2012. Fiscal year-to-date, there have been no charge-offs to commercial real estate loans.

Non-performing commercial business loans increased $17,000 to $272,000 at March 31, 2012 from $255,000 at September 30, 2011. The Bank is in the process of collecting the principal outstanding on the two non-accrual loans which will include foreclosure proceedings for those loans secured by real estate. Fiscal year-to-date, the Bank has charged off $69,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

The allowance for loan loss increased by $196,000 during the six months ended March 31, 2012 to $4.0 million from $3.8 million at September 30, 2011. The increase in the allowance for loan loss was primarily the result of higher specific reserves, which increased to $619,000 at March 31, 2012 from $316,000 at September 30, 2011, offset by a lower general allowance for construction loans. Performing construction loan balances decreased $5.4 million, or 29.2%, to $13.2 million during the six months ended March 31, 2012.

The allowance for loan loss does not typically include a specific reserve for NPLs as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed at least annually with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable. At March 31, 2012, the Bank held specific reserves totaling $619,000 for a $1.7 million non-performing commercial real estate participation loan, for which the Bank was not the lead lender, and two home equity lines of credit to a real estate developer totaling $1.3 million.

The allowance for loan losses as a percentage of NPLs increased to 15.1% at March 31, 2012 from 13.5% at September 30, 2011. Our allowance for loan losses as a percentage of total loans increased to 1.04% at March 31, 2012 from 0.99% at September 30, 2011. Future increases in the allowance for loan losses may be necessary based on possible future increases in NPLs and charge-offs, possible additional deterioration of collateral values, and the possible continuation or deterioration of the current economic environment.

At March 31, 2012, investment securities totaled $72.5 million, reflecting an increase of $2.2 million, or 3.1%, from September 30, 2011. The increase was funded by cash and cash equivalents as well as sales of other real estate owned. Investment securities at March 31, 2012 consisted of $57.2 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $9.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $2.6 million in “private-label” mortgage-backed securities, and $41,000 in state municipal bonds. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2012.

Other real estate owned decreased $1.9 million to $14.7 million at March 31, 2012 from $16.6 million at September 30, 2011. During the six months ended March 31, 2012, the Bank sold three properties totaling $3.4 million for a loss of $42,000 and added five properties totaling $1.4 million resulting from foreclosure of collateral securing NPLs. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale. In addition, the Company has entered into contracts to sell $4.0 million of the properties held as other real estate owned. No additional losses are expected.

Total deposits decreased $2.4 million, or 0.6%, to $422.5 million during the six months ended March 31, 2012. The decrease in deposits occurred in certificates of deposit (including individual retirement accounts), which decreased $7.8 million, or 4.4%, to $167.8 million and savings accounts, which decreased $2.9 million, or 4.8% to $57.6 million. Offsetting the decrease were increases in interest-bearing checking accounts, which increased $7.2 million, or 23.1%, to $38.1 million and in non-interest checking accounts, which increased $1.5 million, or 2.9%, to $52.7 million.

Included in total deposits at March 31, 2012 were $483,000 in Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit and $8.1 million in brokered certificates of deposit. At September 30, 2011, the Company held $1.8 million in CDARS Reciprocal certificates of deposit and $10.0 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances decreased $2.2 million, or 6.4%, to $32.7 million while securities sold under agreements to repurchase were unchanged at $15.0 million at March 31, 2012.

Stockholders’ equity increased $151,000, or 0.3%, to $44.7 million at March 31, 2012 from $44.5 million at September 30, 2011. The increase was due to the Company’s results from operations, partially offset by changes in the Company’s accumulated other comprehensive loss during the six month period.

The Company repurchased 10,700 shares of its common stock at an average price of $2.94 during the six months ended March 31, 2012,. Through March 31, 2012, the Company had repurchased 77,670 shares at an average price of $8.51 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,806,624.

The Company’s book value per share increased to $7.69 at March 31, 2012 from $7.67 at September 30, 2011. The increase was the result of the Company’s results from operations.

Average Balance Sheets for the Three and Six Months Ended March 31, 2012 and 2011

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended March 31, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$9,814	$7	0.28%	$9,344	$4	0.18%
Loans receivable, net	384,489	4,692	4.89%	393,798	5,005	5.15%
Securities
Taxable	72,307	514	2.85%	72,344	529	2.97%
Tax-exempt (1)	47	1	7.91%	77	2	8.44%
FHLB of NY stock	2,301	29	5.05%	2,760	40	5.91%
Total interest-earning assets	468,958	5,243	4.48%	478,323	5,580	4.73%
Noninterest-earning assets	54,474			53,639
Total assets	$523,432			$531,962

Interest-bearing liabilities:
Savings accounts (2)	$58,201	57	0.39%	$61,667	89	0.58%
NOW accounts (3)	145,052	162	0.45%	134,935	256	0.77%
Time deposits (4)	168,425	797	1.90%	182,936	933	2.07%
Total interest-bearing deposits	371,678	1,016	1.10%	379,538	1,278	1.37%
Borrowings	49,972	497	3.99%	60,727	597	3.99%
Total interest-bearing liabilities	421,650	1,513	1.44%	440,265	1,875	1.73%
Noninterest-bearing liabilities	57,105			48,026
Total liabilities	478,755			488,291
Retained earnings	44,677			43,671
Total liabilities and retained earnings	$523,432			$531,962

Tax-equivalent basis adjustment		—			(1)
Net interest income		$3,730			$3,704
Interest rate spread			3.04%			3.00%
Net interest-earning assets	$47,308			$38,058
Net interest margin (5)			3.19%			3.14%
Average interest-earning assets to average interest-bearing liabilities	111.22%			108.64%

 (1) Calculated using 34% tax rate.

 (2) Includes passbook savings, money market passbook and club accounts.

 (3) Includes interest-bearing checking and money market accounts.

 (4) Includes certificates of deposits and individual retirement accounts.

 (5) Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$12,424	$18	0.30%	$14,367	$15	0.21%
Loans receivable, net	383,268	9,398	4.89%	395,944	10,152	5.14%
Securities
Taxable	72,671	1,042	2.86%	68,061	1,020	3.00%
Tax-exempt (1)	60	3	4.31%	87	4	4.40%
FHLB of NY stock	2,300	53	4.58%	2,756	87	6.34%
Total interest-earning assets	470,723	10,514	4.45%	481,215	11,278	4.70%
Noninterest-earning assets	54,883			53,526
Total assets	$525,606			$534,741

Interest-bearing liabilities:
Savings accounts (2)	$59,046	$131	0.44%	$62,280	$198	0.64%
NOW accounts (3)	143,604	323	0.45%	137,761	596	0.87%
Time deposits (4)	171,076	1,664	1.94%	184,049	1,900	2.07%
Total interest-bearing deposits	373,726	2,118	1.13%	384,090	2,694	1.41%
Borrowings	49,943	1,001	4.00%	60,498	1,207	4.00%
Total interest-bearing liabilities	423,669	3,119	1.47%	444,588	3,901	1.76%
Noninterest-bearing liabilities	56,908			46,257
Total liabilities	480,577			490,845
Retained earnings	44,589			43,896
Total liabilities and retained earnings	$525,166			$534,741

Tax-equivalent basis adjustment		(1)			(1)
Net interest income		$7,395			$7,376
Interest rate spread			2.99%			2.94%
Net interest-earning assets	$47,054			$36,627
Net interest margin (5)			3.13%			3.07%
Average interest-earning assets to average interest-bearing liabilities	111.11%			108.24%

 (1) Calculated using 34% tax rate.

 (2) Includes passbook savings, money market passbook and club accounts.

 (3) Includes interest-bearing checking and money market accounts.

 (4) Includes certificates of deposits and individual retirement accounts.

 (5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Net Income. Net income increased $367,000 during the three-month period ended March 31, 2012 compared with the three-month period ended March 31, 2011 due to higher levels of non-interest income and lower non-interest expenses between the two periods. Non-interest income increased $233,000, or 102.6%, to $460,000 due to higher gains from the sales of assets. In addition, non-interest expenses decreased $155,000, or 3.8%, to $3.9 million due to lower FDIC deposit insurance premiums and compensation expenses.

Net Interest and Dividend Income. Net interest and dividend income was unchanged at $3.7 million for the three months ended March 31, 2012 and 2011. Total interest and dividend income decreased $336,000 to $5.2 million for the three month period ended March 31, 2012 while total interest expense decreased $362,000 to $1.5 million during the same comparison period. Our net interest margin increased by 5 basis points to 3.19% for the quarter ended March 31, 2012 compared to 3.14% for the quarter ended March 31, 2011. The yield on interest-earning assets fell 25 basis points to 4.48% for the three months ended March 31, 2012 from 4.73% for the three months ended March 31, 2011 primarily due to the lower interest rate environment. The cost of interest-bearing liabilities fell 29 basis points to 1.44% for the three months ended March 31, 2012 from 1.73% for the three months ended March 31, 2011. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $336,000, or 6.0%, to $5.2 million for the three months ended March 31, 2012 from $5.6 million for the three months ended March 31, 2011. The decrease was attributable to a $9.4 million, or 2.0%, decrease in the average balance of interest-earning assets and a 25 basis point decrease in the yield on such assets to 4.48% for the three months ended March 31, 2012 compared with the prior year period.

Interest earned on loans decreased $313,000, or 6.3%, to $4.7 million for the three months ended March 31, 2012 compared with the prior year period due to a $9.3 million decrease in the average balance of loans between the periods and a 26 basis point decrease in the average yield on such loans to 4.89% from 5.15%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, decreased $12,000, or 2.2%, due to a $67,000, or 0.1%, decrease in the average balance of such securities to $72.3 million for the three months ended March 31, 2012. The average yield on investment securities decreased 13 basis points to 2.85% for the three months ended March 31, 2012 from 2.98% for the three months ended March 31, 2011. The decrease in yield on investment securities was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $362,000, or 19.3%, to $1.5 million for the three months ended March 31, 2012 from $1.9 million for the three months ended March 31, 2011. The average balance of interest-bearing liabilities decreased $18.6 million, or 4.2%, between the two periods, while the cost on such liabilities fell 29 basis points to 1.44% for the quarter ended March 31, 2012 compared with the prior year period.

The average balance of interest bearing deposits decreased $7.8 million to $371.7 million from $379.5 million while the average cost of such deposits decreased 27 basis points to 1.10% from 1.37% in the lower market interest rate environment. As a result, interest paid on deposits decreased $262,000 to $1.0 million for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011.

Interest paid on advances and securities sold under agreements to repurchase decreased $100,000, or 16.8%, to $497,000 for the three months ended March 31, 2012 from $597,000 for the prior year period due to a decrease in the average balance of such borrowings to $50.0 million from $60.7 million. The average cost of advances and securities sold under agreements to repurchase was 3.99% for the three months ended March 31, 2012 and 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $323,000 for the three months ended March 31, 2012 compared to a provision of $478,000 for the prior year period. The provision for loan losses decreased during the current period compared with the prior year period due to lower levels of loan charge-offs, lower levels of NPLs and lower balances of performing construction loans, which require higher provisions.

Net charge-offs were $163,000 for the three months ended March 31, 2012 compared to $996,000 for the three months ended March 31, 2011. The level of loan charge-offs decreased from the prior year as a result of lower depreciation of real estate collateral securing non-performing residential and construction loans than in the prior year period and fewer new NPLs. The loan charge-offs during the three months ended March 31, 2012 resulted from write-downs of three impaired loans. Two NPLs secured by land were written down by $143,000 and one non-performing loan secured by a single family house was written down by $20,000 based on updated appraisals of the real estate collateralizing the loans.

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

Other Income. Non-interest income increased $233,000, or 102.6%, to $460,000 during the three months ended March 31, 2012 compared to $227,000 for the three months ended March 31, 2011. The increase was attributable to higher gains on the sales of assets. The Company recorded gains totaling $143,000 from the sale of loans during the three months ended March 31, 2012, which increased $133,000 from the prior year period. Gains on the sale of available-for-sale investment securities increased $29,000 to $64,000 for the three months ended March 31, 2012 from the prior year period. Losses on the sale of other real estate owned decreased $70,000 to a loss of $87,000 for the three months ended March 31, 2011 from a loss of $157,000 for the prior year period. The loss of $87,000 for the current year period resulted from a $77,000 provision for loss against one property, based on an updated appraisal, and a $10,000 loss on the sale of a property previously carried in OREO for $212,000.

Other Expenses. During the three months ended March 31, 2012, non-interest expenses decreased $155,000 to $3.9 million from $4.1 million for the three months ended March 31, 2011 primarily due to lower Federal Deposit Insurance Corporation deposit insurance premiums paid, which decreased $176,000, or 49.3%. Compensation and benefit expenses decreased $116,000, or 5.8%, due to lower stock-based compensation and employee medical benefit expense. Partially offsetting the decreases were higher other real estate owned expenses, which increased $60,000, or 53.1%, professional fees, which increased $29,000, or 9.6%, and other expenses, which increased $52,000, or 13.3%.

Income Tax Benefit. The Company recorded a tax benefit of $42,000 for the three months ended March 31, 2012, compared to a tax benefit of $244,000 for the three months ended March 31, 2011.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and 2011

Net Income (Loss). Net income increased $270,000, or 117.4%, to $40,000 during the six-month period ended March 31, 2012 compared a net loss of $230,000 for the six-month period ended March 31, 2011 due primarily to lower non-interest expenses and provisions for loan loss. Net interest and dividend income was unchanged at $7.4 million while non-interest income increased $13,000 between periods.

Net Interest and Dividend Income. Net interest and dividend income was unchanged at $7.4 million for the six months ended March 31, 2012 and 2011. Total interest and dividend income decreased $763,000, or 6.8%, to $10.5 million for the six month period ended March 31, 2012 compare $11.3 million for the six month period ended March 31, 2011. Total interest expense decreased $782,000, or 20.0%, to $3.1 million for the six month ended March 31, 2012 from $3.9 million for the same six month period in 2011.

The net interest margin increased by 6 basis points to 3.13% for the six months ended March 31, 2012 compared to 3.07% for the six months ended March 31, 2011. The yield on interest-earning assets fell 25 basis points to 4.45% for the six months ended March 31, 2012 from 4.70% for the six months ended March 31, 2011 primarily due to the lower market interest rate environment. The cost of interest-bearing liabilities fell 29 basis points to 1.47% for the six months ended March 31, 2012 from 1.76% for the six months ended March 31, 2011. The decrease in the cost of interest-bearing liabilities was attributable to the lower market interest rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. The net interest and dividend income increased $19,000, or 0.3%, and was $7.4 million during both the six month periods ended March 31, 2012 and 2011.

Interest earned on loans decreased $754,000, or 7.4%, to $9.4 million for the six months ended March 31, 2012 from $10.2 million for the prior year period due to a $12.7 million decrease in the average balance of loans between periods and a 25 basis point decrease in the average yield on such loans to 4.89% from 5.14%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, increased $25,000, or 2.4%, due to a $4.6 million, or 6.7%, increase in the average balance of such securities to $72.7 million for the six months ended March 31, 2012 from $68.1 million for the six months ended March 31, 2011. The average yield on investment securities decreased 6 basis of point to 1.44% for the six months ended March 31, 2012 from 1.5% for the six months ended March 31, 2011.

Interest Expense. Interest expense decreased $782,000, or 20.0%, to $3.1 million for the six months ended March 31, 2012 from $3.9 million for the six months ended March 31, 2011. The decrease in interest expense was primarily due to the average balance of interest-bearing liabilities decreased $20.9 million, or 4.7%, to $423.7 million from $444.6 million, and a 29 basis points decrease in the average cost of such liabilities to 1.47% from 1.76% for the six month ended March 31, 2012 and 2011, respectively.

The average balance of interest bearing deposits decreased $10.4 million to $373.7 million for the six months ended March 31, 2012 from $384.1 million for the same period last year while the average cost of such deposits decreased 27 basis points to 1.13% from 1.41%. This resulted in a $577,000 decrease in interest paid on deposits to $2.1 million for the six months ended March 31, 2012 from $2.7 million for the six months ended March 31, 2011.

Interest paid on advances and securities sold under agreements to repurchase decreased $206,000, or 17.1%, to $1.0 million for the six months ended March 31, 2012 compared to $1.2 million for the prior year period. The decrease in interest expense was due to a decrease in average balance to $49.9 million from $60.5 million. The average cost of advances and securities sold under agreements to repurchase was 4.00% for the six months ended March 31, 2012 and 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $693,000 for the six months ended March 31, 2012 compared to $836,000 for the six months ended March 31, 2011. The decrease in the provision for loan loss was due primarily to the stabilization of NPLs, lower levels of loan charge-offs and lower levels of outstanding construction loans, which require higher provisions.

Net charge-offs were $497,000 for the six months ended March 31, 2012 compared to $1.8 million for the six months ended March 31, 2011. The loan charge-offs resulted primarily from additional write-downs of loans previously deemed impaired. The level of loan charge-offs decreased from the prior year as a result of lower depreciation of real estate collateral securing non-performing residential and construction loans than in the prior year period. Five non-performing construction loans totaling $5.5 million were written down by $327,000 for the six months based on updated appraisals of the real estate securing the loans, reflecting continued depreciation from one year earlier. Of these five loans, one loan carried for $3.3 million at September 30, 2011 was paid off and two totaling $639,900 at September 30, 2011 were transferred to other real estate owned. In addition, the Company wrote down a $657,000 commercial business loan by $69,000 and two residential mortgage loans and home equity lines of credit totaling $538,000 by $101,000 during the six months ended March 31, 2012.

Other Income. Non-interest income increased $13,000, or 1.3%, to $1.0 million for the six months ended March 31, 2012 compared to $994,000 for the six months ended March 31, 2011. The increase was attributable to higher net gains on the sales of assets, offset by lower service charges. Gains on the sale of available-for-sale investment securities increased $113,000 to $148,000 for the six months ended March 31, 2012 from $35,000 for the six months ended March 31, 2011. The Company recorded a loss of $119,000 for other real estate owned for the six months ended March 31, 2012, which decreased $173,000 from a loss of $292,000 for the six months ended March 31, 2011. Partially offsetting the higher net gains were lower gains from the sales of loans, which decreased $199,000 to $260,000 for the six months ended March 31, 2012 compared with $459,000 for the six months ended March 31, 2011. Service charges decreased $74,000 due to lower loan prepayment penalties received during the six months ended March 31, 2012 compared with the prior year period.

Other Expenses. Non-interest expenses decreased $268,000 to $7.7 million during the six months ended March 31, 2012 from $8.0 million for the six months ended March 31, 2011 primarily due to lower Federal Deposit Insurance Corporation deposit insurance premiums paid, which decreased $349,000, or 49.4%. Compensation and benefit expenses decreased $131,000, or 3.4%, due to lower stock-based compensation and employee medical benefit expense.

Partially offsetting the decreases were higher other real estate owned expenses, which increased $163,000, or 69.1%, and occupancy expenses, which increased $79,000, or 5.7%. The increase in occupancy expenses was due to the opening of the Bank’s Bridgewater branch office in July 2011.

Income Tax Expense (Benefit). The Company recorded a tax benefit of $35,000 for the six months ended March 31, 2012, compared to a benefit of $208,000 for the six months ended March 31, 2011.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at March 31, 2012, did not materially change from that in place on September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2012 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2012, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $19.7 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $37.8 million. There has been no material change during the six months ended March 31, 2012 in any of the Company’s other contractual obligations or commitments to make future payments.

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

On March 2, 2012 the Bank was informed in writing by the FDIC and the Department that the Consent Order entered into with the FDIC and the Department in April 2010 had been terminated. The FDIC and the Department cited to the substantial compliance with the Order by the Bank as the reason for the termination of the Order. The Order was replaced by a Memorandum of Understanding that requires the Bank to maintain the same minimum capital ratios as previously required by the Order.

At March 31, 2012, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 8.16%, and total qualifying capital as a percentage of risk-weighted assets was 13.48%.

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

There has been no change in the Company’s internal control over financial reporting during its six months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)     Not applicable.

b.)     Not applicable.

c.)     The Company repurchased 10,700 shares at the average price of $2.94 during the six months ended March 31, 2012. The following table presents a summary of the Company’s shares repurchased at the period ended March 31, 2012:

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan (1)
			54,854
January 1 - January 31, 2012	—	$—	54,854
February 1 - February 29, 2012	2,600	4.04	52,254
March 1 - March 31, 2012	—	—	52,254
	2,600	$4.04

(1) The Company completed its first stock repurchase program of 130,927 shares in November 2007. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 77,670 shares had been repurchased as of March 31, 2012 at an average price of $8.51.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.)     Not applicable.

b.)     None.

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and September 30, 2011; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2012; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2012; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 14, 2012	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 14, 2012	/s/ Jon R. Ansari
Jon R. Ansari
Senior Vice President and Chief Financial Officer

