Form 10-Q
period 2012-06-30
Magyar Bancorp, Inc.
filed 2012-08-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, $0.01 Par Value	5,807,244

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2012	2011
	(Unaudited)
Assets
Cash	$962	$1,066
Interest earning deposits with banks	25,854	13,968
Total cash and cash equivalents	26,816	15,034

Investment securities - available for sale, at fair value	17,503	25,312
Investment securities - held to maturity, at amortized cost (fair value of $47,690
and $45,713 at June 30, 2012 and September 30, 2011, respectively)	46,785	45,000
Federal Home Loan Bank of New York stock, at cost	2,348	2,299
Loans receivable, net of allowance for loan losses of $3,801 and $3,812
at June 30, 2012 and September 30, 2011 , respectively	377,622	381,254
Bank owned life insurance	9,923	9,660
Accrued interest receivable	1,817	1,921
Premises and equipment, net	21,671	20,574
Other real estate owned ("OREO")	16,370	16,595
Other assets	6,965	6,388

Total assets	$527,820	$524,037

Liabilities and Stockholders' Equity
Liabilities
Deposits	$426,681	$424,943
Escrowed funds	917	1,043
Federal Home Loan Bank of New York advances	35,688	34,916
Securities sold under agreements to repurchase	15,000	15,000
Accrued interest payable	306	300
Accounts payable and other liabilities	4,445	3,326

Total liabilities	483,037	479,528

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued;
5,808,004 and 5,801,631 shares outstanding at June 30, 2012 and
September 30, 2011, respectively, at cost	59	59
Additional paid-in capital	26,376	26,496
Treasury stock: 115,738 and 122,111 shares at June 30, 2012 and
September 30, 2011, respectively, at cost	(1,298)	(1,480)
Unearned Employee Stock Ownership Plan shares	(1,143)	(1,228)
Retained earnings	21,305	21,069
Accumulated other comprehensive loss	(516)	(407)

Total stockholders' equity	44,783	44,509

Total liabilities and stockholders' equity	$527,820	$524,037

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,670	$5,076	$14,058	$15,228
Investment securities
Taxable	483	509	1,545	1,544
Tax-exempt	1	1	2	4
Federal Home Loan Bank of New York stock	26	31	79	118

Total interest and dividend income	5,180	5,617	15,684	16,894

Interest expense
Deposits	969	1,233	3,086	3,927
Borrowings	475	579	1,467	1,786

Total interest expense	1,444	1,812	4,553	5,713

Net interest and dividend income	3,736	3,805	11,131	11,181

Provision for loan losses	340	402	1,033	1,238

Net interest and dividend income after
provision for loan losses	3,396	3,403	10,098	9,943

Other income
Service charges	259	261	761	837
Other operating income	100	113	317	329
Gains on sales of loans	—	35	260	494
Gains on sales of investment securities	138	39	286	74
Losses on OREO	(34)	(131)	(153)	(423)
Total other income	463	317	1,471	1,311

Other expenses
Compensation and employee benefits	1,784	1,863	5,511	5,720
Occupancy expenses	691	671	2,147	2,047
Advertising	38	43	120	145
Professional fees	204	201	768	751
Service fees	150	138	407	427
OREO expenses	147	87	546	323
FDIC deposit insurance premiums	178	248	535	954
Other expenses	425	394	1,287	1,250

Total other expenses	3,617	3,645	11,321	11,617

Income (loss) before income tax expense (benefit)	242	75	248	(363)

Income tax expense (benefit)	69	56	34	(152)

Net income (loss)	$173	$19	$214	$(211)

Net income (loss) per share-basic and diluted	$0.03	$0.003	$0.04	$(0.04)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Unaudited)

Net income (loss)	$173	$19	$214	$(211)

Other comprehensive income (loss):
Net unrealized gain on
securities available for sale	69	700	184	379
Realized gains on sales of securities
available for sale	(138)	(39)	(286)	(74)
Unrealized loss on derivatives	(22)	(27)	(67)	(128)
	(91)	634	(169)	177

Deferred income tax effect	34	(229)	60	(68)
Total other comprehensive (loss) income	(57)	405	(109)	109

Total comprehensive income (loss)	$116	$424	$105	$(102)

The accompanying notes are an integral part of these statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statement of Changes in Stockholders' Equity

 For the Nine Months Ended June  30, 2012

 (In Thousands, Except for Share Amounts)

(Unaudited)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2011	5,801,631	$59	$26,496	$(1,480)	$(1,228)	$21,069	$(407)	$44,509

Comprehensive income:
Net income	—	—	—	—	—	214	—	214
Other comprehensive loss	—	—	—	—	—	—	(109)	(109)
Purchase of treasury stock	(13,370)	—	—	(43)	—	—	—	(43)
Treasury stock used for restricted stock plan	19,743	—	(247)	225	—	22	—	—
ESOP shares allocated	—	—	(49)	—	85	—	—	36
Stock-based compensation expense	—	—	176	—	—	—	—	176
Balance, June 30, 2012	5,808,004	$59	$26,376	$(1,298)	$(1,143)	$21,305	$(516)	$44,783

The accompanying notes are an integral part of this statement.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$214	$(211)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	709	725
Premium amortization on investment securities, net	177	236
Provision for loan losses	1,033	1,238
Provision for loss on other real estate owned	77	347
Proceeds from the sales of loans	4,930	8,015
Gains on sale of loans	(260)	(494)
Gains on sales of investment securities	(286)	(74)
Losses on the sales of other real estate owned	76	76
ESOP compensation expense	36	41
Stock-based compensation expense	176	302
Decrease (increase) in accrued interest receivable	104	(84)
Increase in surrender value bank owned life insurance	(263)	(264)
(Increase) decrease in other assets	(584)	522
Increase (decrease) in accrued interest payable	6	(44)
Increase in accounts payable and other liabilities	1,119	387
Net cash provided by operating activities	7,264	10,718

Investing activities
Net increase in loans receivable	(6,694)	(3,199)
Purchases of investment securities held to maturity	(17,210)	(7,747)
Purchases of investment securities available for sale	(10,156)	(20,083)
Sales of investment securities available for sale	14,164	4,047
Principal repayments on investment securities held to maturity	15,338	12,496
Principal repayments on investment securities available for sale	3,895	2,353
Purchases of premises and equipment	(218)	(595)
Investment in other real estate owned	(905)	(1,198)
Proceeds from the sale of other real estate owned	4,012	1,795
(Purchase) redemption of Federal Home Loan Bank stock	(49)	86
Net cash provided (used) by investing activities	2,177	(12,045)

Financing activities
Net increase (decrease) in deposits	1,738	(9,569)
Stock compensation tax benefit	—	—
Net decrease in escrowed funds	(126)	(306)
Proceeds from long-term advances	3,000	—
Repayments of long-term advances	(2,228)	(5,853)
Net change in short-term advances	—	3,675
Purchase of treasury stock	(43)	—
Net cash provided (used) by financing activities	2,341	(12,053)
Net increase (decrease) in cash and cash equivalents	11,782	(13,380)

Cash and cash equivalents, beginning of period	15,034	21,086

Cash and cash equivalents, end of period	$26,816	$7,706

Supplemental disclosures of cash flow information
Cash paid for
Interest	$4,548	$5,756
Income taxes	$6	$8
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$4,623	$3,581
OREO transferred to premises and equipment	1,588	—

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

Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The September 30, 2011 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

NOTE D - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2012 and 2011 were calculated by dividing net income (loss) by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three and nine months ended June 30, 2012 and the three and nine months ended June 30, 2011. The following table shows the Company’s earnings (loss) per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands except for per share data)

Income (loss) applicable to common shares	$173	$19	$214	$(211)
Weighted average number of common shares
outstanding - basic	5,809	5,805	5,811	5,800
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,809	5,805	5,811	5,800

Basic earnings (loss) per share	$0.03	$0.003	$0.04	$(0.04)

Diluted earnings (loss) per share	$0.03	$0.003	$0.04	$(0.04)

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 12,390 shares of restricted shares at a weighted average price of $4.43 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2012 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 20,964 restricted shares at a weighted average price of $9.15 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2011 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value
Balance at September 30, 2011	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2012	188,276	$14.61	4.7 years	$—
Exercisable at June 30, 2012	188,276	$14.61	4.7 years	$—

The following is a summary of the Company’s non-vested stock awards as of June 30, 2012 and changes during the nine months ended June 30, 2012:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2011	33,145	$9.22
Granted	—	—
Vested	(19,743)	12.48
Forfeited	—	—
Balance at June 30, 2012	13,402	$4.43

Stock option and stock award expenses included with compensation expense were $67,000 and $109,000, respectively, for the nine months ended June 30, 2012, and $122,000 and $180,000, respectively, for the nine months ended June 30, 2011.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2012, the Company had repurchased a total of 80,340 shares of its common stock at an average cost of $8.37 per share under this program. 13,370 shares were repurchased during the nine months ended June 30, 2012 at an average price of $3.23. Under the stock repurchase program, 49,584 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2012. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At June 30, 2012, shares allocated to participants totaled 103,545. Unallocated ESOP shares held in suspense totaled 114,318 at June 30, 2012 and had a fair market value of $451,556. The Company's contribution expense for the ESOP was $36,000 and $41,000 for the nine months ended June 30, 2012 and 2011, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2012			2011
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$69	$(30)	$39	$700	$(256)	$444
Less reclassification adjustment for
gains realized in net income	(138)	55	(83)	(39)	16	(23)
Interest rate derivatives	(22)	9	(13)	(27)	11	(16)

Other comprehensive income (loss), net	$(91)	$34	$(57)	$634	$(229)	$405

	Nine Months Ended June 30,
	2012			2011
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gains (losses)
arising during period on:

Available-for-sale investments	$184	$(81)	$103	$379	$(149)	$230
Less reclassification adjustment for
gains realized in net income	(286)	114	(172)	(74)	30	(44)
Interest rate derivatives	(67)	27	(40)	(128)	51	(77)

Other comprehensive income (loss), net	$(169)	$60	$(109)	$177	$(68)	$109

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

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,918	$—	$1,918	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,140	—	9,140	—
Mortgage backed securities-commercial	4,265	—	4,265	—
Debt securities	1,059	—	1,059	—
Private label mortgage-backed securities-residential	1,121	—	1,121	—
Total securities available for sale	$17,503	$—	$17,503	$—

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,394	$—	$3,394	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,088	—	14,088	—
Mortgage backed securities-commercial	4,402	—	4,402	—
Debt securities	2,029	—	2,029	—
Private label mortgage-backed securities-residential	1,399	—	1,399	—
Total securities available for sale	$25,312	$—	$25,312	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2012 and September 30, 2011.

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$6,416	$—	$—	$6,416
Other real estate owned	253	—	—	253
	$6,669	$—	$—	$6,669

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,745	$—	$—	$16,745
Other real estate owned	2,625	—	—	2,625
	$19,370	$—	$—	$19,370

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2012 and September 30, 2011 were as follows:

	June 30, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Investment securities	$64,288	$65,193	$70,312	$71,025
Loans, net of allowance for loan losses	377,622	387,100	381,254	390,025
Bank owned life insurance	9,923	9,923	9,660	9,660

Financial liabilities
Deposits
Demand, NOW and money market savings	262,849	262,849	249,383	249,383
Certificates of deposit	163,832	166,619	175,560	178,818
Total deposits	$426,681	$429,468	$424,943	$428,201

Borrowings	$50,688	$53,360	$49,916	$53,175

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2012 and September 30, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2012
Financial instruments - assets
Investment securities held-to-maturity	$46,785	$47,690	$2,984	$44,706	$—
Loans	377,622	387,100	—	—	387,100

Financial instruments - liabilities
Certificate of deposit	163,832	166,619	—	166,619	—
Borrowings	50,688	53,360	—	53,360	—

September 30, 2011
Financial instruments - assets
Investment securities held-to-maturity	$45,000	$45,713	$2,914	$42,799	$—
Loans	381,254	390,025	—	—	390,025

Financial instruments - liabilities
Certificate of deposit	175,560	178,818	—	178,818	—
Borrowings	49,916	53,175	—	53,175	—

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2012 and September 30, 2011:

	At June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,915	$3	$—	$1,918
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,994	146	—	9,140
Mortgage backed securities-commercial	4,074	191	—	4,265
Debt securities	1,000	59	—	1,059
Private label mortgage-backed securities-residential	1,128	—	(7)	1,121
Total securities available for sale	$17,111	$399	$(7)	$17,503

	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,310	$84	$—	$3,394
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,915	215	(42)	14,088
Mortgage backed securities-commercial	4,137	265	—	4,402
Debt securities	2,000	29	—	2,029
Private label mortgage-backed securities-residential	1,456	—	(57)	1,399
Total securities available for sale	$24,818	$593	$(99)	$25,312

The maturities of the debt securities and mortgage-backed securities available-for-sale at June 30, 2012 are summarized in the following table:

	At June 30, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	1,000	1,059
Due after 10 years	—	—
Total debt securities	1,000	1,059

Mortgage-backed securities:
Residential	12,037	12,179
Commercial	4,074	4,265
Total	$17,111	$17,503

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2012 and September 30, 2011:

	At June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$12,222	$425	$(47)	$12,600
Mortgage-backed securities-commercial	1,540	15	—	1,555
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	19,779	599	(8)	20,370
Debt securities	8,775	5	(21)	8,759
Private label mortgage-backed securities-residential	1,428	28	(77)	1,379
Obligations of state and political subdivisions	41	2	—	43
Corporate securities	3,000	—	(16)	2,984
Total securities held to maturity	$46,785	$1,074	$(169)	$47,690

	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$14,875	$483	$(11)	$15,347
Mortgage-backed securities-commercial	1,646	18	—	1,664
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	17,315	441	—	17,756
Debt securities	6,500	12	—	6,512
Private label mortgage-backed securities-residential	1,592	14	(160)	1,446
Obligations of state and political subdivisions	72	2	—	74
Corporate securities	3,000	—	(86)	2,914
Total securities held to maturity	$45,000	$970	$(257)	$45,713

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2012 are summarized in the following table:

	At June 30, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	3,041	3,027
Due after 5 but within 10 years	1,760	1,757
Due after 10 years	7,015	7,002
Total debt securities	11,816	11,786

Mortgage-backed securities:
Residential	33,429	34,349
Commercial	1,540	1,555
Total	$46,785	$47,690

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2012 and September 30, 2011 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2012
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$1,839	$(47)	$1,839	$(47)
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	1	1,309	(8)	—	—	1,309	(8)
Debt securities	4	5,754	(21)	—	—	5,754	(21)
Private label mortgage-backed securities- residential	3	—	—	1,902	(84)	1,902	(84)
Corporate securities	1	—	—	2,984	(16)	2,984	(16)
Total	10	$7,063	$(29)	$6,725	$(147)	$13,788	$(176)

		September 30, 2011
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$2,339	$(11)	$—	$—	$2,339	$(11)
Mortgage-backed securities - commercial	1	—	—	21	—	21	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	4	6,925	(42)	—	—	6,925	(42)
Private label mortgage-backed securities residential	3	—	—	2,132	(217)	2,132	(217)
Corporate securities	1	2,914	(86)	—	—	2,914	(86)
Total	10	$12,178	$(139)	$2,153	$(217)	$14,331	$(356)

At June 30, 2012, there were ten investment securities with unrealized losses. The unrealized losses relate to interest rate levels. The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2012.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2012	2011
	(Dollars in thousands)

One-to four-family residential	$163,270	$159,228
Commercial real estate	140,042	120,994
Construction	17,050	34,144
Home equity lines of credit	21,787	22,352
Commercial business	27,506	36,195
Other	11,592	11,945

Total loans receivable	381,247	384,858
Net deferred loan costs	176	208
Allowance for loan losses	(3,801)	(3,812)

Total loans receivable, net	$377,622	$381,254

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At June 30, 2012	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$6,863	$6,863	$7,342
Commercial real estate	1,679	650	6,084	7,763	8,767
Construction	—	—	5,475	5,475	7,582
Home equity lines of credit	1,340	125	707	2,047	2,128
Commercial business	—	—	311	311	399
Other	—	—	—	—	—
Total impaired loans	$3,019	$775	$19,440	$22,459	$26,218

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Year Ended September 30, 2011	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,523	$3,523	$3,532
Commercial real estate	1,679	239	5,477	7,156	8,160
Construction	3,263	77	12,294	15,557	18,831
Home equity lines of credit	—	—	788	788	833
Commercial business	—	—	255	255	342
Other	—	—	—	—	—
Total impaired loans	$4,942	$316	$22,337	$27,279	$31,698

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2012	Ended June 30, 2012
	(Dollars in thousands)

One-to four-family residential	$6,109	$4,897
Commercial real estate	7,667	7,262
Construction	8,418	10,974
Home equity lines of credit	2,047	1,397
Commercial business	268	257
Other	—	—
Average investment in impaired loans	$24,508	$24,786

Interest income recognized on
an accrual basis on impaired loans	$—	$—
Interest income recognized on
a cash basis on impaired loans	$—	$—

	Three Months	Nine Months
	Ended June 30, 2011	Ended June 30, 2011
	(Dollars in thousands)

One-to four-family residential	$2,279	$2,332
Commercial real estate	7,739	7,983
Construction	13,435	13,447
Home equity lines of credit	1,291	1,297
Commercial business	796	977
Other	9	5
Average investment in impaired loans	$25,549	$26,041

Interest income recognized on
an accrual basis on impaired loans	$—	$—
Interest income recognized on
a cash basis on impaired loans	$—	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2012
One-to four-family residential	$151,399	$4,807	$7,064	$—	$163,270
Commercial real estate	127,162	3,384	7,817	1,679	140,042
Construction	7,094	4,481	5,475	—	17,050
Home equity lines of credit	18,907	833	707	1,340	21,787
Commercial business	24,738	1,777	991	—	27,506
Other	11,592	—	—	—	11,592
Total	$340,892	$15,282	$22,054	$3,019	$381,247

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2011	(Dollars in thousands)

One-to four-family residential	$150,306	$4,720	$4,202	$—	$159,228
Commercial real estate	104,993	5,868	10,133	—	120,994
Construction	12,378	6,209	15,557	—	34,144
Home equity lines of credit	20,092	833	1,427	—	22,352
Commercial business	29,927	5,039	1,229	—	36,195
Other	11,945	—	—	—	11,945
Total	$329,641	$22,669	$32,548	$—	$384,858

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

21

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2012
One-to four-family residential	$150,568	$—	$2,072	$10,630	$12,702	$10,630	$163,270
Commercial real estate	130,644	45	1,354	7,999	9,398	7,999	140,042
Construction	11,755	—	—	5,295	5,295	5,295	17,050
Home equity lines of credit	20,476	448	57	806	1,311	806	21,787
Commercial business	26,584	690	7	225	922	225	27,506
Other	11,573	1	18	—	19	—	11,592
Total	$351,600	$1,184	$3,508	$24,955	$29,647	$24,955	$381,247

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$154,164	$523	$485	$4,056	$5,064	$3,523	$159,228
Commercial real estate	112,546	—	851	7,597	8,448	7,156	120,994
Construction	18,588	—	92	15,464	15,556	15,464	34,144
Home equity lines of credit	21,384	180	—	788	968	788	22,352
Commercial business	35,940	—	—	255	255	255	36,195
Other	11,945	—	—	—	—	—	11,945
Total	$354,567	$703	$1,428	$28,160	$30,291	$27,186	$384,858

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

The following table summarizes the ALL by loan category at both September 30, 2011 and June 30, 2012 and the related activity for the nine months ended June 30, 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Charge-offs	—	—	(184)	(81)	(69)	—		(334)
Recoveries	—	—	—	—	—	—		—
Provision	(148)	245	90	58	135	(7)	(3)	370
Balance- December 31, 2011	$586	$1,511	$949	$78	$617	$6	$101	$3,848
Charge-offs	(20)	—	(143)	—	—	—		(163)
Recoveries	—	—	—	—	—	—		—
Provision	244	192	(60)	151	(212)	4	4	323
Balance-March 31, 2012	$810	$1,703	$746	$229	$405	$10	$105	$4,008
Charge-offs	(104)	—	(443)	—	—	—		(547)
Recoveries	—	—	—	—	—	—		—
Provision	(106)	160	280	8	53	2	(57)	340
Balance-June 30, 2012	$600	$1,863	$583	$237	$458	$12	$48	$3,801

The following table summarizes the ALL by loan category at June 30, 2011 and related activity for the three months ended June 30, 2011:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-March 31, 2011	$464	$1,150	$1,338	$61	$642	$14	$100	$3,769
Charge-offs	—	—	(293)	—	(67)	(4)		(364)
Recoveries	—	—	—	—	—	—		—
Provision	(3)	124	180	(1)	41	1	60	402
Balance-June 30, 2011	$461	$1,274	$1,225	$60	$616	$11	$160	$3,807

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2012 and September 30, 2011:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- June 30, 2012	$600	$1,863	$583	$237	$458	$12	$48	$3,801
Individually evaluated
for impairment	—	650	—	125	—	—	—	775
Collectively evaluated
for impairment	600	1,213	583	112	458	12	48	3,026

Loans receivable:
Balance- June 30, 2012	$163,270	$140,042	$17,050	$21,787	$27,506	$11,592		$381,247
Individually evaluated
for impairment	6,863	7,763	5,475	2,047	311	—		22,459
Collectively evaluated
for impairment	156,407	132,279	11,575	19,740	27,195	11,592		358,788

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Individually evaluated
for impairment	—	239	77	—	—	—	—	316
Collectively evaluated
for impairment	734	1,027	966	101	551	13	104	3,496

Loans receivable:
Balance- September 30, 2011	$159,228	$120,994	$34,144	$22,352	$36,195	$11,945		$384,858
Individually evaluated
for impairment	3,523	7,156	15,557	788	255	—		27,279
Collectively evaluated
for impairment	155,705	113,838	18,587	21,564	35,940	11,945		357,579

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

There were five TDRs during the three months ended June 30, 2012 and seven TDRs during the nine months ended June 30, 2012. These were classified as TDRs due to financial difficulty of the borrowers and lower than market interest rates. The following table summarizes the TDRs during the nine month period ended June 30, 2012:

	Three Months Ended June 30, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	5	$604	$604

Total	5	$604	$604

	Nine Months Ended June 30, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	6	$2,343	$2,343
Commercial real estate	1	246	246

Total	7	$2,589	$2,589

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three and nine months ended June 30, 2012, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2012	2011
	June 30	September 30
	(Dollars in thousands)

Demand accounts	$52,693	$51,220
Savings accounts	57,382	60,533
NOW accounts	43,681	30,941
Money market accounts	109,093	106,689
Certificates of deposit	135,012	144,739
Retirement certificates	28,820	30,821

	$426,681	$424,943

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at June 30, 2012, the amount of which has not materially changed from that in place at September 30, 2011.

A reconciliation of income tax between the amounts calculated based upon pre-tax income (loss) at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Income tax (benefit) expense at 34%
statutory federal tax rate	$82	$26	$84	$(123)
Change in valuation allowance related
to deferred income tax assets	10	28	19	55
State tax benefit	11	(6)	22	(18)
Other	(34)	8	(91)	(66)

Income tax (benefit)	$69	$56	$34	$(152)

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

	2012	2011
	June 30	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,450	$1,508
Unused lines of credit	37,485	37,502
Fixed rate loan commitments	2,681	2,368
Variable rate loan commitments	15,491	5,569

	$57,107	$46,947

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

Total assets increased $3.8 million to $527.8 million during the nine months ended June 30, 2012 from $524.0 million at September 30, 2011. The increase was attributable to higher cash balances, partially offset by lower balances of investment securities and loans receivable.

Cash and interest bearing deposits with banks increased $11.8 million, or 78.4%, to $26.8 million at June 30, 2012 from $15.0 million at September 30, 2011. Deposit inflows as well as sales and amortization of investment securities and loan receivables accounted for the year-to-date increase.

Total loans receivable decreased $3.6 million during the nine months ended June 30, 2012 to $377.6 million and were comprised of $163.3 million (42.8%) one-to-four family residential mortgage loans, $140.0 million (36.7%) commercial real estate loans, $27.5 million (7.2%) commercial business loans, $17.1 million (4.5%) construction loans, $21.8 million (5.7%) home equity lines of credit and $11.6 million (3.1%) other loans. Contraction of the portfolio during the nine months ended June 30, 2012 occurred primarily in construction loans, which decreased $17.1 million, followed by a decrease of $8.7 million in commercial business loans. Commercial real estate loans increased $19.0 million and residential mortgage loans increased $4.0 million.

Total non-performing loans (“NPLs”) defined as loans 90 days or more delinquent, decreased by $3.2 million to $25.0 million at June 30, 2012 from $28.2 million at September 30, 2011. The ratio of NPLs to total loans decreased to 6.5% at June 30, 2012 from 7.3% at September 30, 2011.

Included in the NPL totals were seven construction loans totaling $5.3 million, ten commercial real estate loans totaling $8.0 million, three commercial business loan totaling $225,000, twenty-four residential mortgage loans totaling $10.6 million, and six home equity lines of credit totaling $806,000.

During the nine months ended June 30, 2012, the allowance for loan losses remained $3.8 million. An increase in specific reserves, which increased to $775,000 at June 30, 2012 from $316,000 at September 30, 2011, was offset by lower general reserves for non-impaired construction loans. During the nine months ended June 30, 2012, non-impaired construction loan balances decreased $8.0 million, or 43.2%, to $10.6 million. The allowance for loan loss to non-performing loans increased to 15.2% at June 30, 2012 compared with 13.5% at September 30, 2011. The Company’s allowance for loan losses as a percentage of total loans was 1.0% at both June 30, 2012 and September 30, 2011. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment

Adverse economic conditions have led to high levels of NPLs, particularly in the Company’s construction loan portfolio. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by rapid deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

At June 30, 2012, non-performing construction loans consisted of seven loans totaling $5.3 million for the development of single family homes. These loans were used for land acquisition and construction in various locations in the States of New Jersey and Pennsylvania. Magyar Bank is pursing foreclosure of the collateral securing the loans. Year-to-date, the Bank has charged off $770,000 in construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At June 30, 2012, there was one performing construction loan with an interest reserve representing an outstanding balance of $639,000, original interest reserves of $95,000, advanced interest reserves of $10,000, and a remaining interest reserve balance of $85,000. At September 30, 2011, there was one performing construction loan with an interest reserve representing an outstanding balance of $290,000, an original interest reserve of $95,000, an advanced interest reserve of $1,000, and remaining interest reserve balance of $94,000.

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

NPLs secured by one-to four-family residential properties including home equity lines of credit increased $6.6 million to $11.4 million at June 30, 2012 from $4.8 million at September 30, 2011. The loans consisted of two commercial-purpose loans totaling $4.7 million and twenty-two consumer loans totaling $6.7 million. Included in the totals were two loans totaling $3.3 million that were ninety days delinquent and still accruing interest at June 30, 2012. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank has charged off $205,000 in residential and home equity line of credit loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans increased $402,000 to $8.0 million at June 30, 2012 from $7.6 million at September 30, 2011. The ten non-accrual loans were in various stages of foreclosure and collection at June 30, 2012. Fiscal year-to-date, there have been no charge-offs to commercial real estate loans.

Non-performing commercial business loans decreased $30,000 to $225,000 at June 30, 2012 from $255,000 at September 30, 2011. Fiscal year-to-date, the Bank has charged off $69,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

The allowance for loan loss was $3.8 million at June 30, 2012 and September 30, 2011. Provisions for loans loss of $1.0 million for the nine months ended June 30, 2012 were equal to the level of charge-offs during the same period.

The allowance for loan loss does not typically include a specific reserve for NPLs as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed on an annual basis with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable or where a short-term resolution to the impairment is anticipated. At June 30, 2012, the Bank held specific reserves of $650,000 for a $1.7 million non-performing commercial real estate participation loan, for which the Bank was not the lead lender, and $125,000 for two performing home equity lines of credit to a real estate developer totaling $1.3 million.

The allowance for loan losses as a percentage of NPLs increased to 15.2% at June 30, 2012 from 13.5% at September 30, 2011. Our allowance for loan losses as a percentage of total loans was 1.0% at June 30, 2012 and September 30, 2011. Future increases in the allowance for loan losses may be necessary based on possible future increases in NPLs and charge-offs, possible additional deterioration of collateral values, and the possible continuation or deterioration of the current economic environment.

At June 30, 2012, investment securities totaled $64.3 million, reflecting a decrease of $6.0 million, or 8.6%, from September 30, 2011. Investment securities at June 30, 2012 consisted of $48.9 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $9.8 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $2.5 million in “private-label” mortgage-backed securities, and $41,000 in state municipal bonds. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2012. The Company purchased $27.4 million of U.S. Government-sponsored enterprise obligations, received repayments totaling $19.2 million and sold securities totaling $14.2 million during the nine months ended June 30, 2012.

Other real estate owned decreased $225,000 to $16.4 million at June 30, 2012 from $16.6 million at September 30, 2011. During the nine months ended June 30, 2012, the Bank sold four properties totaling $4.1 million for a loss of $76,000 and added six properties totaling $4.6 million resulting from foreclosure of collateral securing non-performing loans. In addition, one property in the amount of $1.6 million was transferred to premises for future use by the Bank. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale. During the quarter ended June 30, 2012, the Company sold one property from its other real estate owned portfolio totaling $242,000 for a loss of $34,000. In addition, the Company has entered into contracts to sell $4.5 million of the properties held as other real estate owned. No additional losses are expected.

Total deposits increased $1.7 million, or 0.4%, to $426.7 million during the nine months ended June 30, 2012. The increase in deposits occurred in interest-bearing checking accounts, which increased $12.7 million, or 41.2%, to $43.7 million, money market accounts, which increased $2.4 million, or 2.3%, to $109.1 million and non-interest checking accounts, which increased $1.5 million, or 2.9%, to $52.7 million. Offsetting the increase was a decrease of $11.7 million, or 6.7%, in certificates of deposit (including individual retirement accounts), to $163.8 million and a $3.1 million, or 5.2%, decrease in savings accounts to $57.4 million. Included with the total deposits at June 30, 2012 were $7.5 million in brokered certificates of deposit. At September 30, 2011 the brokered certificates of deposit totaled $10.0 million.

Federal Home Loan Bank of New York advances increased $772,000, or 2.2%, to $35.7 million at June 30, 2012 from $34.9 million at September 30, 2011, while securities sold under agreements to repurchase were unchanged at $15.0 million at June 30, 2012.

Stockholders’ equity increased $274,000, or 0.6%, to $44.8 million at June 30, 2012 from $44.5 million at September 30, 2011. The increase was due to the Company’s results from operations, partially offset by changes in the Company’s accumulated other comprehensive loss during the nine month period.

During the nine months ended June 30, 2012, the Company repurchased 13,370 shares at an average price of $3.23. Through June 30, 2012, the Company had repurchased 80,340 shares at an average price of $8.37 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,808,004.

The Company’s book value per share increased to $7.71 at June 30, 2012 from $7.67 at September 30, 2011. The increase was due to the Company’s results of operations for the nine months ended June 30, 2012.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2012 and 2011

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended June 30, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY

 Comparative Average Balance Sheets

(Dollars In Thousands)

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$16,198	$10	0.27%	$6,302	$3	0.22%
Loans receivable, net	382,921	4,670	4.89%	396,347	5,076	5.14%
Securities
Taxable	67,879	473	2.80%	69,926	506	2.90%
Tax-exempt (1)	41	1	9.09%	72	2	9.09%
FHLB of NY stock	2,299	26	4.49%	2,747	31	4.49%
Total interest-earning assets	469,338	5,180	4.43%	475,394	5,618	4.74%
Noninterest-earning assets	54,818			56,276
Total assets	$524,156			$531,670

Interest-bearing liabilities:
Savings accounts (2)	$57,768	50	0.35%	$60,875	87	0.57%
NOW accounts (3)	145,440	159	0.44%	138,202	224	0.65%
Time deposits (4)	167,484	760	1.82%	180,173	922	2.05%
Total interest-bearing deposits	370,692	969	1.05%	379,250	1,233	1.30%
Borrowings	49,599	475	3.84%	59,917	579	3.88%
Total interest-bearing liabilities	420,291	1,444	1.38%	439,167	1,812	1.65%
Noninterest-bearing liabilities	59,099			48,137
Total liabilities	479,390			487,304
Retained earnings	44,766			44,366
Total liabilities and retained earnings	$524,156			$531,670

Tax-equivalent basis adjustment		—			(1)
Net interest income		$3,736			$3,805
Interest rate spread			3.05%			3.09%
Net interest-earning assets	$49,047			$36,227
Net interest margin (5)			3.19%			3.21%
Average interest-earning assets to average interest-bearing liabilities	111.67%			108.25%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Comparative Average Balance Sheets

(Dollars In Thousands)

	For the Nine Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$13,677	$29	0.28%	$11,679	$19	0.21%
Loans receivable, net	383,128	14,058	4.89%	396,079	15,228	5.14%
Securities
Taxable	70,891	1,516	2.85%	68,683	1,525	2.97%
Tax-exempt (1)	53	3	6.55%	82	5	6.66%
FHLB of NY stock	2,300	79	4.55%	2,753	118	5.72%
Total interest-earning assets	470,049	15,685	4.45%	479,276	16,895	4.71%
Noninterest-earning assets	54,863			54,441
Total assets	$524,912			$533,717

Interest-bearing liabilities:
Savings accounts (2)	$58,621	$182	0.41%	$61,812	$286	0.62%
NOW accounts (3)	144,214	482	0.45%	137,908	820	0.80%
Time deposits (4)	169,883	2,422	1.90%	182,757	2,821	2.06%
Total interest-bearing deposits	372,718	3,086	1.10%	382,477	3,927	1.37%
Borrowings	49,829	1,467	3.92%	60,304	1,786	3.96%
Total interest-bearing liabilities	422,547	4,553	1.44%	442,781	5,713	1.73%
Noninterest-bearing liabilities	57,587			46,948
Total liabilities	480,134			489,729
Retained earnings	44,778			43,988
Total liabilities and retained earnings	$524,912			$533,717

Tax-equivalent basis adjustment		(1)			(1)
Net interest income		$11,131			$11,181
Interest rate spread			3.01%			2.98%
Net interest-earning assets	$47,502			$36,495
Net interest margin (5)			3.15%			3.12%
Average interest-earning assets to average interest-bearing liabilities	111.24%			108.24%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Net Income. Net income increased $154,000 during the three-month period ended June 30, 2012 compared with the three-month period ended June 30, 2011 due to higher non-interest income and lower non-interest expenses between the two periods. Non-interest income increased $146,000, or 46.1%, to $463,000 due to increased gains from the sales of assets. In addition, non-interest expenses decreased $28,000, or 0.8%, to $3.6 million due to lower FDIC deposit insurance premiums and compensation expenses, partially offset by higher other real estate owned (“OREO”) expenses.

Net Interest and Dividend Income. Net interest and dividend income declined $69,000 to $3.7 million due to contraction in earning assets of the balance sheet. The net interest margin decreased by 2 basis points to 3.19% for the quarter ended June 30, 2012 compared to 3.21% for the quarter ended June 30, 2011. The yield on interest-earning assets fell 31 basis points to 4.43% for the three months ended June 30, 2012 from 4.74% for the three months ended June 30, 2011 primarily due to the lower interest rate environment. The cost of interest-bearing liabilities fell 27 basis points to 1.38% for the three months ended June 30, 2012 from 1.65% for the three months ended June 30, 2011. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $437,000, or 7.8%, to $5.2 million for the three months ended June 30, 2012 from $5.6 million for the three months ended June 30, 2011. The decrease was attributable to a $6.1 million, or 1.3%, decrease in the average balance of interest-earning assets and a 31 basis point decrease in the yield on such assets to 4.43% for the quarter ended June 30, 2012 compared with the prior year period. The average balance of interest-bearing liabilities decreased $18.9 million, or 4.3%, between the two periods, while the cost on such liabilities fell 27 basis points to 1.38% for the quarter ended June 30, 2012 compared with the prior year period.

Interest earned on loans decreased $406,000, or 8.0%, to $4.7 million for the three months ended June 30, 2012 compared with the prior year period due to a $13.4 million decrease in the average balance of loans between the periods and a 25 basis point decrease in the average yield on such loans to 4.89% from 5.14%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, decreased $26,000, or 5.1%, due to a $2.1 million, or 0.3%, decrease in the average balance of such securities to $67.9 million for the three months ended June 30, 2012. The average yield on investment securities decreased 10 basis points to 2.80% for the three months ended June 30, 2012 from 2.90% for the three months ended June 30, 2011. The decrease in yield on investment securities was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $368,000, or 20.3%, to $1.4 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011. The average balance of interest-bearing liabilities decreased $18.9 million, or 4.3%, between the two periods, while the cost on such liabilities fell 27 basis points to 1.38% for the quarter ended June 30, 2012 compared with the prior year period.

The average balance of interest bearing deposits decreased $8.5 million to $370.7 million from $379.3 million while the average cost of such deposits decreased 25 basis points to 1.05% from 1.30% in the lower market interest rate environment. As a result, interest paid on deposits decreased $264,000 to $969,000 for the three months ended June 30, 2012 from $1.2 million for the three months ended June 30, 2011.

Interest paid on advances and securities sold under agreements to repurchase decreased $104,000, or 18.0%, to $475,000 for the three months ended June 30, 2012 from $579,000 for the prior year period due to a decrease in the average balance of such borrowings to $49.6 million from $59.9 million. In addition, the average cost of advances and securities sold under agreements to repurchase decreased 4 basis points to 3.84% for the three months ended June 30, 2012 from 3.88% for the prior year period, reflecting the repayment of higher interest-bearing advances between periods.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $340,000 for the three months ended June 30, 2012 compared to a provision of $402,000 for the prior year period. The provision for loan losses decreased during the current period compared with the prior year period due to lower levels of loan charge-offs, lower levels of NPLs and lower balances of performing construction loans, which require higher provisions.

Net charge-offs were $547,000 for the three months ended June 30, 2012 compared to $364,000 for the three months ended June 30, 2011. The loan charge-offs during the three months ended June 30, 2012 resulted from write-downs of six impaired loans. Four non-performing construction loans were written down by $443,000 and two non-performing residential mortgage loans were written down by $104,000 based on updated appraisals of the real estate collateralizing the loans.

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

Other Income. Non-interest income increased $146,000, or 46.1%, to $463,000 during the three months ended June 30, 2012 compared to $317,000 for the three months ended June 30, 2011. The increase was attributable to a decrease in losses on the sales of OREO. The Company recorded gains totaling $138,000 from the sale of investment securities during the three months ended June 30, 2012, which increased $99,000 from the prior year period. In addition, losses from the sale of OREO decreased $97,000 to $34,000 for the three months ended June 30, 2012 from $131,000 for the three months ended June 30, 2011.

Other Expenses. During the three months ended June 30, 2012, non-interest expenses decreased $28,000 to $3.6 million primarily due to lower Federal Deposit Insurance Corporation deposit insurance premiums paid, which decreased $70,000, or 28.2%. Compensation and benefit expenses decreased $79,000, or 4.2%, due to lower stock-based compensation and employee medical benefit expense. Partially offsetting the decreases were higher other real estate owned expenses, which increased $60,000, or 69.0%, occupancy expenses, which increased $20,000, or 3.0%, and other expenses, which increased $31,000, or 7.9%.

Income Tax Benefit. The Company recorded tax expense of $69,000 for the three months ended June 30, 2012, compared to tax expense of $56,000 for the three months ended June 30, 2011.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and 2011

Net Income (Loss). Net income increased $425,000 to $214,000 during the nine-month period ended June 30, 2012 compared a net loss of $211,000 for the nine-month period ended June 30, 2011 due to higher non-interest income, lower non-interest expenses and lower provisions for loan loss.

Net Interest and Dividend Income. Net interest and dividend income decreased $50,000 to $11.1 million for the nine months ended June 30, 2012 from $11.2 million for the nine months ended June 30, 2011. Total interest and dividend income decreased $1.2 million, or 7.2%, to $15.7 million for the nine month period ended June 30, 2012 from $16.9 million for the nine month period ended June 30, 2011. Total interest expense decreased $1.1 million, or 20.3%, to $4.6 million for the nine month ended June 30, 2012 from $5.7 million for the same nine month period in 2011.

The net interest margin increased by 3 basis points to 3.15% for the nine months ended June 30, 2012 compared to 3.12% for the nine months ended June 30, 2011. The yield on interest-earning assets fell 26 basis points to 4.45% for the nine months ended June 30, 2012 from 4.71% for the nine months ended June 30, 2011 primarily due to the lower rate environment. The cost of interest-bearing liabilities fell 29 basis points to 1.44% for the nine months ended June 30, 2012 from 1.73% for the nine months ended June 30, 2011. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $1.2 million, or 7.2%, to $15.7 million for the nine months ended June 30, 2012 from $16.9 million for the nine months ended June 30, 2011. The average balance of interest-earning assets decreased $9.2 million, or 1.9%, while the yield on assets decreased 26 basis points to 4.45% for the nine months ended June 30, 2012 compared with the prior year period.

Interest earned on loans decreased $1.1 million, or 7.7%, to $14.1 million for the nine months ended June 30, 2012 from $15.2 million for the prior year period due to a $13.0 million decrease in the average balance of loans between periods and a 25 basis point decrease in the average yield on such loans to 4.89% from 5.14%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, excluding Federal Home Loan Bank of New York stock, was $1.5 million for both nine month periods. The average balance of investment securities increased $2.2 million, or 3.2%, to $70.9 million for the nine months ended June 30, 2012 from $68.8 million for the nine months ended June 30, 2011. The average yield on investment securities decreased 12 basis points to 2.85% for the nine months ended June 30, 2012 from 2.97% for the nine months ended June 30, 2011.

Interest Expense. Interest expense decreased $1.2 million, or 20.3%, to $4.6 million for the nine months ended June 30, 2012 from $5.7 million for the nine months ended June 30, 2011. The decrease in interest expense was primarily due to the average balance of interest-bearing liabilities decreasing $20.2 million, or 4.6%, to $422.5 million from $442.8 million, and a 29 basis points decrease in the average cost of such liabilities to 1.44% from 1.73% for the nine month ended June 30, 2012 and 2011, respectively.

The average balance of interest bearing deposits decreased $9.8 million to $372.7 million for the nine months ended June 30, 2012 from $382.5 million for the same period last year while the average cost of such deposits decreased 27 basis points to 1.10% from 1.37%. This resulted in an $841,000 decrease in interest paid on deposits to $3.1 million for the nine months ended June 30, 2012 from $3.9 million for the nine months ended June 30, 2011.

Interest paid on advances and securities sold under agreements to repurchase decreased $319,000, or 17.9%, to $1.5 million for the nine months ended June 30, 2012 compared to $1.8 million for the prior year period. The decrease in interest expense was due to lower average balances of advances and securities sold under agreements to repurchase, which fell to $49.8 million during the nine months ended June 30, 2012 from $60.3 million for the prior year period. In addition, the average cost of advances and securities sold under agreements to repurchase decreased 4 basis points to 3.92% for the nine months ended June 30, 2012 from 3.96% for the nine months ended June 30, 2012 and 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $1.0 million for the nine months ended June 30, 2012 compared to $1.2 million for the nine months ended June 30, 2011. The decrease in the provision for loan loss was due primarily to the stabilization of NPLs, lower levels of loan charge-offs and lower levels of outstanding construction loans, which require higher provisions.

Net charge-offs were $1.0 million for the nine months ended June 30, 2012 compared to $2.2 million for the nine months ended June 30, 2011. The loan charge-offs during the nine months ended June 30, 2012 resulted primarily from additional write-downs of loans previously deemed impaired. Nine non-performing construction loans totaling $12.2 million were written down by $770,000 for the nine months based on updated appraisals of the real estate securing the loans, reflecting continued depreciation from one year earlier. Of these nine loans, three loans totaling $4.1 million were transferred to OREO and one loan totaling $3.3 million was paid off. In addition, the Company wrote down four residential mortgage loans totaling $991,000 by $205,000 and a $657,000 commercial business loan by $69,000 during the nine months ended June 30, 2012.

Other Income. Non-interest income increased $160,000, or 12.2%, to $1.5 million for the nine months ended June 30, 2012 compared to $1.3 million for the nine months ended June 30, 2011. The increase was attributable to higher net gains on the sales of assets, offset by lower service charges. Gains on the sale of available-for-sale investment securities increased $212,000 to $286,000 for the nine months ended June 30, 2012 from $74,000 for the nine months ended June 30, 2011. The Company recorded a loss of $153,000 for other real estate owned for the nine months ended June 30, 2012, which decreased $270,000 from a loss of $423,000 for the nine months ended June 30, 2011. Partially offsetting the higher net gains were lower gains from the sales of loans, which decreased $234,000 to $260,000 for the nine months ended June 30, 2012 compared with $494,000 for the nine months ended June 30, 2011. Service charges decreased $76,000 due to lower loan prepayment penalties received during the nine months ended June 30, 2012 compared with the prior year period.

Other Expenses. Non-interest expenses decreased $296,000 to $11.3 million during the nine months ended June 30, 2012 from $11.6 million for the nine months ended June 30, 2011 primarily due to lower Federal Deposit Insurance Corporation deposit insurance premiums paid, which decreased $419,000, or 43.9%. Compensation and benefit expenses decreased $209,000, or 3.7%, due to lower stock-based compensation and employee medical benefit expense. Partially offsetting the decreases were higher other real estate owned expenses, which increased $223,000, or 69.0%, and occupancy expenses, which increased $100,000, or 4.9%. The increase in occupancy expenses was due to the opening of the Bank’s Edison, NJ branch office in July 2011.

Income Tax Expense (Benefit). The Company recorded tax expense of $34,000 for the nine months ended June 30, 2012, compared to a tax benefit of $152,000 for the nine months ended June 30, 2011.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at June 30, 2012, did not materially change from that in place on September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2012 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2012, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $18.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $37.5 million. There has been no material change during the nine months ended June 30, 2012 in any of the Company’s other contractual obligations or commitments to make future payments.

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

At June 30, 2012, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.18%, and total qualifying capital as a percentage of risk-weighted assets was 13.49%.

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

There has been no change in the Company's internal control over financial reporting during its nine months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 13,370 shares at the average price of $3.23 during the nine months ended June 30, 2012. The following table presents a summary of the Company’s shares repurchased at the period ended June 30, 2012:

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan (1)
			52,254
April 1 - April 30, 2012	—	$—	52,254
May 1 - May 31, 2012	2,340	4.42	49,914
June 1 - June 30, 2012	330	4.04	49,584
	2,670	$4.37

(1)	The Company completed its first stock repurchase program of 130,927 shares in November 2007. The Company announced a second repurchase program of 129,924 shares in November 2007, under which 80,340 shares had been repurchased as of June 30, 2012 at an average price of $8.37.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

10.1	Employment Agreement dated July 26, 2012 Between Magyar Bancorp, Inc. and Jon R. Ansari
10.2	Change in Control Agreement dated July 26, 2012 Between Magyar Bancorp, Inc. and Brian Stanley
10.3	Amendment 1 dated July 26, 2012 to Employment Agreement dated November 1, 2007 Between Magyar Bancorp, Inc. and John Fitzgerald
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and September 30, 2011; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended June 30, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2012; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2012; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
40

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 14, 2012
/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 14, 2012	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

