Form 10-K
period 2012-09-30
Magyar Bancorp, Inc.
filed 2012-12-27
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Yes ☐ No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2012 was $13.4 million. As of December 15, 2012, there were 5,923,742 shares issued and 5,807,344 outstanding of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2012 Annual Meeting of Stockholders (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2012

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

Magyar Bancorp, MHC

Magyar Bancorp, MHC is the New Jersey-chartered mutual holding company of Magyar Bancorp, Inc. Magyar Bancorp, MHC’s only business is the ownership of 54.03% of the issued shares of common stock of Magyar Bancorp, Inc. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. The executive office of Magyar Bancorp, MHC is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2012, Magyar Bancorp, Inc. had consolidated assets of $508.8 million, total deposits of $416.5 million and stockholders’ equity of $45.0 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2012 our market share of deposits was 1.51% and 0.58% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.60% and 0.48%, respectively, at June 30, 2011.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $157.5 million, or 40.5% of our total loans at September 30, 2012. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2012. We also originate commercial real estate, commercial business and construction loans. At September 30, 2012, these loans totaled $148.8 million, $29.9 million and $18.0 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2012, home equity lines of credit and stock-secured demand loans totaled $23.4 million and $11.3 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$157,536	40.50%	$159,228	41.37%	$165,462	40.50%	$172,415	38.76%	$157,867	38.44%
Commercial real estate	148,806	38.30%	120,994	31.44%	116,222	28.45%	105,764	23.78%	92,823	22.60%
Construction	17,952	4.60%	34,144	8.87%	57,086	13.97%	93,217	20.96%	92,856	22.61%
Home equity lines of credit	23,435	6.00%	22,352	5.81%	22,823	5.59%	22,528	5.07%	15,893	3.87%
Commercial business	29,930	7.70%	36,195	9.41%	33,676	8.24%	37,372	8.40%	35,995	8.76%
Other	11,265	2.90%	11,945	3.10%	13,277	3.25%	13,484	3.03%	15,294	3.72%
Total loans receivable	$388,924	100.00%	$384,858	100.00%	$408,546	100.00%	$444,780	100.00%	$410,728	100.00%
Net deferred loan costs	204		208		106		24		(77)
Allowance for loan losses	(3,858)		(3,812)		(4,766)		(5,807)		(4,502)
Total loans receivable, net	$385,270		$381,254		$403,886		$438,997		$406,149

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2013	$5,250	5.51%	$18,027	5.23%	$16,900	5.99%	$5,735	4.49%
2014	7,811	4.60%	5,734	5.04%	254	4.25%	8	5.00%
2015	126	5.96%	3,568	5.84%	—	—	—	—
2016 to 2017	2,526	5.16%	5,663	5.53%	—	—	—	—
2018 to 2022	14,802	4.84%	14,915	4.51%	—	—	844	5.15%
2023 to 2027	15,643	4.17%	11,484	6.20%	—	—	807	3.28%
2028 and beyond	111,378	4.98%	89,415	5.59%	798	6.00%	16,041	3.66%

Total	$157,536	4.89%	$148,806	5.47%	$17,952	5.96%	$23,435	3.91%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2013	$21,163	4.23%	$10,862	2.29%	$77,937	4.68%
2014	3,146	5.05%	31	6.03%	16,984	4.83%
2015	1,032	6.07%	40	8.99%	4,766	5.92%
2016 to 2017	1,376	5.89%	109	7.56%	9,674	5.51%
2018 to 2022	2,241	5.86%	63	5.00%	32,865	4.77%
2023 to 2027	972	4.04%	—	—	28,906	4.95%
2028 and beyond	—	—	160	3.55%	217,792	5.13%

Total	$29,930	4.57%	$11,265	2.41%	$388,924	5.00%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2012 that are contractually due after September 30, 2013.

	Due After September 30, 2013
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to four-family residential	$104,873	$47,413	$152,286
Commercial real estate	18,023	112,756	130,779
Construction	—	1,052	1,052
Home equity lines of credit	11	17,689	17,700
Commercial business	2,140	6,627	8,767
Other	63	340	403

Total	$125,110	$185,877	$310,987

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2012, $157.5 million, or 40.5% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2012, non-performing residential mortgage loans totaled $7.6 million, or 4.8% of the total residential loan portfolio. Interest income of $624,000 was not recorded on non-performing residential mortgage loans for the year ended September 30, 2012. During the year ended September 30, 2012, $326,000 had been charged-off against the allowance for loan loss for four impaired residential real estate loans.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. However, to help manage interest rate risk and to increase fee income during fiscal year 2012, thirty-five fixed-rate loans totaling $8.3 million were sold to Freddie Mac. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. No loans were held for sale at September 30, 2012.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. At September 30, 2012, we had $2.1 million of purchased one-to four-family residential mortgage loans. No loans were purchased in the fiscal year ended September 30, 2012.

At September 30, 2012, we had $106.9 million of fixed-rate residential mortgage loans, which represented 67.8% of our total residential mortgage loan portfolio. At September 30, 2012, our largest fixed-rate residential mortgage loan was $4.4 million. The loan was performing in accordance with its terms at September 30, 2012.

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

At September 30, 2012, adjustable-rate residential mortgage loans totaled $50.7 million, or 32.2% of our total residential mortgage loan portfolio. Of these loans, $17.4 million were interest-only loans originated with an average loan-to-value ratio of 73.9%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2012, our largest adjustable-rate residential mortgage loan was for $3.0 million. The loan was performing in accordance with its terms at September 30, 2012.

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

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2012, $148.8 million, or 38.3%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $7.0 million. At September 30, 2012, our largest commercial real estate loan was $6.5 million and was secured by four office buildings located in Parsippany, New Jersey. The loan was performing in accordance with its terms at September 30, 2012. At September 30, 2012, eight commercial real estate loans totaling $6.4 million were non-performing. During the year ended September 30, 2012, $110,000 had been charged-off against the allowance for loan loss for one impaired commercial real estate loans. Interest income of $371,000 was not recorded on non-performing commercial real estate loans for the year ended September 30, 2012. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, town homes, condominiums, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. The Bank ceased originating new construction loans for the development of non-owner occupied real estate in 2008. At September 30, 2012, our construction loans totaled $18.0 million, or 4.6% of total loans

At September 30, 2012, construction loans for the development of one-to four-family residential properties totaled $10.5 million, or 2.7% of total loans. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition funds are limited to 50% to 75% of the sale price of the land. Site improvement funds are limited to 100% of the bonded site improvement costs. Construction funds are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2012, construction loans for the development of town homes, condominiums and apartment buildings totaled $1.9 million, or 0.5% of total loans. These construction loans also generally have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans has been 75% of the appraised value of the property, but was decreased to 70% in 2007 to reduce Magyar Bank’s potential exposure to a downturn in the real estate market. Properties must maintain a debt service coverage ratio of 125%. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2012, construction loans for the development of commercial properties totaled $5.6 million, or 1.4% of total loans. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. In addition, the property must maintain a debt service coverage ratio of 125%.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $7.0 million. At September 30, 2012, our largest outstanding construction loan balance was for $1.9 million. The loan was secured by a retail construction site located in Woodbridge, New Jersey. The loan was performing in accordance with its terms at September 30, 2012. At September 30, 2012, six construction loans totaling $5.1 million were non-performing. During the year ended September 30, 2012, $880,000 had been charged-off against the allowance for loan loss for eleven impaired construction loans and $51,000 was recovered from a prior year charge-off. No interest income was recorded on non-performing construction loans for the year ended September 30, 2012.

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

Commercial Business Loans. At September 30, 2012, our commercial business loans totaled $29.9 million, or 7.7% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

Included in commercial business loans are SBA 7(a) loans, on which the SBA has historically provided guarantees of up to 90 percent of the principal balance. These loans are made for the purposes of providing working capital and financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the Company’s market place. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value ratio, lower debt service coverage ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start-up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The guaranteed portions of the Company’s SBA loans are generally sold in the secondary market.

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

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $7.0 million currently. At September 30, 2012, our largest commercial business loan was a $4.0 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2012. At September 30, 2012, two commercial business loans totaling $57,000 were non-performing. Interest income of $16,000 was not recorded on non-performing commercial business loans for the year ended September 30, 2012. During the year ended September 30, 2012, $69,000 had been charged-off against the allowance for loan loss for one impaired commercial business loans.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2012, these loans totaled $23.4 million, or 6.0% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $7.0 million currently. At September 30, 2012, our largest home equity line of credit loan was a $833,000. The loan is performing according to its terms at September 30, 2012. At September 30, 2012, all home equity lines of credit were performing in accordance with their terms with the exception of seven non-performing loans totaling $863,000. During the year ended September 30, 2012, $81,000 had been charged-off against the allowance for loan loss for one impaired home equity line of credit. Interest income of $73,000 was not recorded on non-performing home equity lines of credit for the year ended September 30, 2012.

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

At September 30, 2012, stock-secured loans totaled $10.8 million, or 2.0% of our total loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2012, $10.7 million, or 2.0% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2012, the aggregate loan-to-value ratio of the stock-secured portfolio was 37.0%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2012.

At September 30, 2012, we were servicing loans sold to Freddie Mac in the amount of $20.8 million and SBA guaranteed loans sold in the amount of $6.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2012, we had $7.7 million of loan participation interests in which we were the lead lender, and $6.6 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2012, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2012, we originated $26.0 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily of loans with terms of 30 years or less. We also originated $30.6 million of commercial real estate loans, $2.4 million of owner-occupied construction loans, $4.6 million of commercial business loans, and $1.7 million of home equity lines of credit and other loans during the fiscal year ended September 30, 2012.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2012, we had $2.1 million of one-to four-family residential mortgage loans that were purchased from other lenders. No loans were purchased in the fiscal year ended September 30, 2012.

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

Loan requests for aggregate borrowings up to $1.5 million must be approved by Magyar Bank’s Chief Lending Officer or President. Other members of our lending staff have lesser amounts of lending authority based on their experience as lending officers. Loan requests for aggregate borrowings up to 35% of Magyar Bank’s loans-to-one-borrower limit, or $2.5 million, must be approved by Magyar Bank’s Management Loan Committee. The Management Loan Committee is comprised of the President, Chief Lending Officer, Chief Financial Officer and various bank officers appointed by the Board of Directors. A quorum of three members including either the President or the Chief Lending Officer is required for all Management Loan Committee meetings. The Directors Loan Committee must approve all loan requests for aggregate borrowings in excess of 35% of Magyar Bank’s loans-to-one-borrower limit, or $2.5 million. The Board of Directors must approve all loan requests for aggregate borrowings in excess of 80% of Magyar Bank’s loans-to-one-borrower limit, or $5.6 million.

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

	September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$7,577	$3,523	$2,451	$4,565	$772
Commercial real estate	6,424	7,156	8,228	7,439	3,400
Construction	5,141	15,464	13,969	19,515	8,224
Home equity lines of credit	863	788	1,304	1,086	731
Commercial business	57	255	1,465	879	176
Other	12	—	—	—	—
Total	20,074	27,186	27,417	33,484	13,303

Accruing loans three months or more past due:
One-to four-family residential	—	533	—	—	65
Commercial real estate	—	441	—	—	—
Construction	—	—	583	—	6,700
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Other	—	—	—	—	—
Total loans three months or more past due	—	974	583	—	6,765

Total non-performing loans	20,074	28,160	28,000	33,484	20,068

Other real estate owned	13,381	16,595	12,655	5,562	4,666
Total non-performing assets	33,455	44,755	40,655	39,046	24,734
Performing troubled debt restructurings	2,581	4,744	3,610	458	—
Performing troubled debt restructurings and
total non-performing assets	$36,036	$49,499	$44,265	$39,504	$24,734

Ratios:
Total non-performing loans to total loans	5.16%	7.32%	6.85%	7.53%	4.89%
Total non-performing loans and performing
troubled debt restructurings to total loans	5.83%	8.55%	7.74%	7.63%	4.89%
Total non-performing assets to total assets	6.57%	8.54%	7.56%	6.91%	4.81%
Total non-performing assets and performing
troubled debt restructurings to total assets	7.08%	9.45%	8.23%	6.99%	4.81%

At September 30, 2012, our portfolio of commercial business, commercial real estate and construction loans totaled $196.7 million, or 50.6% of our total loans, compared to $191.3 million, or 49.7% of our total loans, at September 30, 2011. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructuring and total non-performing assets decreased $13.5 million to $36.0 million at September 30, 2012 from $49.5 million at September 30, 2011, and decreased $8.5 million from $44.3 million at September 30, 2010.

Additional interest income of approximately $2.1 million and $1.8 million would have been recorded during the fiscal years ended September 30, 2012 and 2011, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  During the year ended September 30, 2012, there were six loans totaling $2.3 million that were classified as TDRs by the Company.  These loans are not included in the non-performing loan figures listed above, as they continue to perform under their modified terms.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non- accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2012
One-to four-family residential	8	$1,589	24	$7,577	32	$9,166
Commercial real estate	4	708	8	6,424	12	7,132
Construction	—	—	6	5,141	6	5,141
Home equity lines of credit	1	59	7	863	8	922
Commercial business	1	102	2	57	3	159
Other	—	—	1	12	1	12
Total	14	$2,458	48	$20,074	62	$22,532

At September 30, 2011
One-to four-family residential	3	$485	12	$4,056	15	$4,541
Commercial real estate	2	851	9	7,597	11	8,448
Construction	1	92	15	15,464	16	15,556
Home equity lines of credit	—	—	4	788	4	788
Commercial business	—	—	3	255	3	255
Other	—	—	—	—	—	—
Total	6	$1,428	43	$28,160	49	$29,588

At September 30, 2010
One-to four-family residential	4	$721	4	$2,451	8	$3,172
Commercial real estate	2	2,147	6	6,081	8	8,228
Construction	—	—	15	14,552	15	14,552
Home equity lines of credit	—	—	3	1,304	3	1,304
Commercial business	—	—	5	1,465	5	1,465
Other	—	—	—	—	—	—
Total	6	$2,868	33	$25,853	39	$28,721

At September 30, 2009
One-to four-family residential	1	$150	9	$4,565	10	$4,715
Commercial real estate	—	—	7	7,439	7	7,439
Construction	2	1,642	10	17,873	12	19,515
Home equity lines of credit	—	—	2	1,086	2	1,086
Commercial business	1	15	5	864	6	879
Other	—	—	—	—	—	—
Total	4	$1,807	33	$31,827	37	$33,634

At September 30, 2008
One-to four-family residential	3	$216	4	$837	7	$1,053
Commercial real estate	—	—	2	3,400	2	3,400
Construction	3	5,476	7	9,395	10	14,871
Home equity lines of credit	—	—	1	731	1	731
Commercial business	1	157	1	176	2	333
Other	—	—	—	—	—	—
Total	7	$5,849	15	$14,539	22	$20,388

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $13.4 million of real estate owned properties at September 30, 2012 and $16.6 million of real estate owned properties at September 30, 2011. During the year ended September 30, 2012, the Company was able to successfully dispose of six properties with an aggregate carrying value of $8.5 million for a net loss of $22,000 and the Company was able to secure the title for seven other properties totaling $5.8 million.

Other real estate owned at September 30, 2012 consisted of eleven residential properties, four substantially completed condominium projects, thirteen real estate lots, and one commercial real estate building. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

The Company also incurred $148,000 in write downs during the year on two properties under contract of sale at September 30, 2012. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2012, classified loans consisted of $15.5 million of special mention assets, $20.4 million of substandard assets, and $3.0 million of doubtful assets.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2012 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$3,812	$4,766	$5,807	$4,502	$3,754

Charge-offs:
One-to four-family residential	326	55	61	39	31
Commercial real estate	110	652	321	1,063	111
Construction	880	1,583	3,102	4,120	3,084
Home equity lines of credit	81	98	93	724	69
Commercial business	69	342	196	963	227
Other	—	3	—	1	3
Total charge-offs	1,466	2,733	3,773	6,910	3,525

Recoveries:
One-to four-family residential	—	—	—	—	13
Commercial real estate	—	—	—	—	—
Construction	51	—	1	2	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	31	—	—	—
Other	—	—	2	1	5
Total recoveries	51	31	3	3	18

Net charge-offs	1,415	2,702	3,770	6,907	3,507
Provision for loan losses	1,461	1,748	2,729	8,212	4,255

Balance at end of period	$3,858	$3,812	$4,766	$5,807	$4,502

Ratios:
Net charge-offs to average loans outstanding	0.37%	0.69%	0.89%	1.61%	0.88%
Allowance for loan losses to total
non-performing loans at end of period	19.22%	13.54%	17.02%	17.34%	22.43%
Allowance for loan losses to total loans
at end of period	0.99%	0.99%	1.17%	1.31%	1.10%

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

		Percent of Allowance	Percent of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2012
One-to four-family residential	$610	15.80%	40.50%
Commercial real estate	1,929	49.99%	38.30%
Construction	640	16.59%	4.60%
Home equity lines of credit	232	6.03%	6.00%
Commercial business	383	9.93%	7.70%
Other	23	0.60%	2.90%
Unallocated	41	1.06%	0.00%
Total allowance for loan losses	$3,858	100.00%	100.00%
At September 30, 2011
One-to four-family residential	$734	19.25%	41.37%
Commercial real estate	1,266	33.21%	31.44%
Construction	1,043	27.37%	8.87%
Home equity lines of credit	101	2.65%	5.81%
Commercial business	551	14.45%	9.41%
Other	13	0.34%	3.10%
Unallocated	104	2.73%	0.00%
Total allowance for loan losses	$3,812	100.00%	100.00%
At September 30, 2010
One-to four-family residential	$589	12.35%	40.50%
Commercial real estate	1,123	23.56%	28.45%
Construction	2,020	42.39%	13.97%
Home equity lines of credit	83	1.75%	5.59%
Commercial business	866	18.17%	8.24%
Other	11	0.23%	3.25%
Unallocated	74	1.55%	0.00%
Total allowance for loan losses	$4,766	100.00%	100.00%
At September 30, 2009
One-to four-family residential	$455	7.83%	38.76%
Commercial real estate	1,235	21.27%	23.78%
Construction	2,967	51.09%	20.96%
Home equity lines of credit	60	1.04%	5.08%
Commercial business	957	16.48%	8.40%
Other	15	0.26%	3.02%
Unallocated	118	2.03%	0.00%
Total allowance for loan losses	$5,807	100.00%	100.00%
At September 30, 2008
One-to four-family residential	$429	9.53%	38.44%
Commercial real estate	603	13.39%	22.60%
Construction	2,846	63.22%	22.61%
Home equity lines of credit	48	1.07%	3.87%
Commercial business	476	10.57%	8.76%
Other	4	0.09%	3.72%
Unallocated	96	2.13%	0.00%
Total allowance for loan losses	$4,502	100.00%	100.00%

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

At September 30, 2012, our securities portfolio totaled $57.9 million, or 11.4% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2012, $41.1 million of our securities were classified as held-to-maturity and reported at amortized cost, and $16.8 million were classified as available-for-sale and reported at fair value. At September 30, 2012, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2012, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $52.4 million, or 90.6% of our total securities portfolio. Of this amount, $45.6 million were mortgage-backed securities and $6.8 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2012, our mortgage-backed securities, including CMOs, totaled $48.0 million, or 82.9% of our total securities portfolio. Included in this balance was $2.4 million of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 3.28% at September 30, 2012. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2012 was $49.1 million, which was $1.6 million more than the amortized cost of $47.5 million. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2012, we held corporate notes as held to maturity and have a total amortized cost value of $3.0 million, or 5.3% of our total securities portfolio. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2012, we held no equity securities other than $2.4 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2012				At September 30, 2011				At September 30, 2010
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:	(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,850	$11	$—	$1,861	$3,310	$84	$—	$3,394	$3,904	$—	$(26)	$3,878
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,368	207	—	8,575	13,915	215	(42)	14,088	2,833	107	—	2,940
Mortgage backed securities-commercial	4,053	175	—	4,228	4,137	265	—	4,402	4,274	—	(4)	4,270
Debt securities	1,000	67	—	1,067	2,000	29	—	2,029	1,001	1	—	1,002
Private label mortgage-backed securities-residential	1,031	25	(1)	1,055	1,456	—	(57)	1,399	2,362	—	(265)	2,097
Total securities available for sale	$16,302	$485	$(1)	$16,786	$24,818	$593	$(99)	$25,312	$14,374	$108	$(295)	$14,187

	At September 30, 2012				At September 30, 2011				At September 30, 2010
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$10,790	$414	$(8)	$11,196	$14,875	$483	$(11)	$15,347	$18,407	$401	$—	$18,808
Mortgage-backed securities-commercial	1,522	14	—	1,536	1,646	18	—	1,664	1,725	22	—	1,747
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	18,578	722	(5)	19,295	17,315	441	—	17,756	17,880	425	—	18,305
Debt securities	5,770	6	—	5,776	6,500	12	—	6,512	4,499	35	—	4,534
Private label mortgage-backed securities-residential	1,367	27	—	1,394	1,592	14	(160)	1,446	1,871	101	(70)	1,902
Obligations of state and political subdivisions	41	1	—	42	72	2	—	74	97	5	—	102
Corporate securities	3,000	—	(109)	2,891	3,000	—	(86)	2,914	—	—	—	—
Total securities held to maturity	$41,068	$1,184	$(122)	$42,130	$45,000	$970	$(257)	$45,713	$44,479	$989	$(70)	$45,398

At September 30, 2012, a total of six securities with an aggregate fair value of $5.8 million had gross unrealized losses of $123,000, or approximately 2.1% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal bond yields have been adjusted to a tax-equivalent basis.

			More Than Five
	Less Than		Years Through		More Than
	Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$—	-%	$—	-%	$1,850	1.63%	$1,850	1.63%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	—	-%	1,728	3.17%	6,640	2.56%	8,368	2.69%
Mortgage backed securities-commercial	4,053	5.07%	—	-%	—	-%	4,053	5.07%
Debt securities	—	-%	1,000	2.20%	—	-%	1,000	2.20%
Private label mortgage-backed securities-residential	—	-%	1,004	5.50%	27	2.13%	1,031	5.41%
Total securities available for sale	$4,053	5.07%	$3,732	3.54%	$8,517	2.36%	$16,302	3.30%

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$—	-%	$—	-%	$10,790	3.74%	$10,790	3.74%
Mortgage-backed securities - commercial	—	-%	18	1.38%	1,504	0.66%	1,522	0.67%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	132	3.99%	5,224	3.24%	13,222	3.06%	18,578	3.12%
Debt securities	—	-%	1,760	2.00%	4,010	2.21%	5,770	2.15%
Private label mortgage-backed securities - residential	—	-%	—	-%	1,367	3.56%	1,367	3.56%
Obligations of state and political subdivisions	41	6.00%	—	-%	—	-%	41	6.00%
Corporate securities	3,000	2.43%	—	-%	—	-%	3,000	2.43%
Total securities held to maturity	$3,173	2.54%	$7,002	2.92%	$30,893	3.09%	$41,068	3.02%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. Historically, we also accepted brokered deposits and did so when attractive rates were available. At September 30, 2012, we had $7.5 million in brokered deposits as compared to $10.0 million at September 30, 2011.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2012, $158.5 million, or 38.0% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2012			2011			2010
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Types:	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$50,897	12.22%	0.00%	$51,220	12.05%	0.00%	$37,298	8.72%	0.00%
Savings accounts	55,293	13.28%	0.28%	60,533	14.24%	0.58%	61,867	14.46%	0.83%
NOW accounts	44,312	10.64%	0.32%	30,941	7.28%	0.28%	51,473	12.03%	1.11%
Money market accounts	107,555	25.82%	0.42%	106,689	25.11%	0.50%	89,279	20.86%	0.91%
Certificates of deposit	129,716	31.14%	1.28%	144,739	34.06%	1.73%	156,528	36.58%	1.85%
Retirement accounts	28,745	6.90%	2.45%	30,821	7.25%	2.89%	31,487	7.36%	3.02%

Total deposits	$416,518	100.00%	0.75%	$424,943	100.00%	1.03%	$427,932	100.00%	1.34%

As of September 30, 2012, the aggregate amount of outstanding certificates of deposit (including retirement accounts) in amounts greater than or equal to $100,000 was $82.6 million. The following table sets forth the maturity of these certificates as of September 30, 2012 (in thousands):

Three months or less	$12,237
Over three months through six months	9,199
Over six months through one year	15,209
Over one year to three years	31,136
Over three years	14,829

Total	$82,610

At September 30, 2012, $78.7 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2012	2011	2010
	(Dollars in thousands)

Beginning balance	$373,723	$390,634	$413,296
Net withdrawals before interest credited	(11,773)	(21,691)	(28,766)
Interest credited	3,671	4,780	6,104

Ending balance	$365,621	$373,723	$390,634

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase with CitiGroup Global Markets Inc.

As of September 30, 2012, we had long-term advances from the Federal Home Loan Bank in the amount of $35.1 million. In addition, our repurchase agreements totaled $5.0 million at September 30, 2012. These aggregate borrowings represent 8.6% of total liabilities and had a weighted average rate of 3.47% at September 30, 2012. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2012, we had an aggregate borrowing capacity of $78.7 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2012 mature as follows (in thousands):

Year Ending September 30,
2013	$9,143
2014	8,700
2015	5,000
2016	2,260
2017	4,500
Thereafter	5,500
$35,103

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2012	2011
	(Dollars in thousands)

Balance at end of year	$1,400	$—
Weighted average balance during the year	$911	$1,147
Weighted average interest rate at the end of year	0.38%	N/A
Maximum month-end balance during the year	$8,750	$10,100
Average interest rate during the year	0.38%	0.20%

The outstanding security sold under agreements to repurchase totaled $5.0 million at September 30, 2012. It is callable by the issuer quarterly beginning December 3, 2010 and matures December 3, 2014. The interest rate is 3.83% as long as the 3 month LIBOR remains below 5.12%. Should the 3 month LIBOR increase above 5.12% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.12% for the next quarter, assuming the counter-party does not exercise its call option. The $10.0 million callable security sold under agreements to repurchase issued by CitiGroup Global Markets Inc., matured on July 31, 2012.

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

Personnel

At September 30, 2012, we employed 79 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At September 30, 2012, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. At September 30, 2012, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2012, the Company had approximately $3.7 million of federal and $7.9 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The federal net operating loss carry forwards will begin to expire in 2028, while the state net operating losses will begin to expire by 2015, if not used. Based on projections of future taxable income, the Company expects to be able to utilize all net operating loss carry forwards prior to their expiration.

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

On April 22, 2010, Magyar Bank entered into agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which required the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance of consent orders (the “Consent Orders”) against the Bank relating to certain findings from an examination of the Bank that occurred in 2009. Copies of the Consent Orders were attached as exhibits to a Current Report on Form 8-K, which was filed with the SEC on April 23, 2010 and which is incorporated by reference into this Annual Report on Form 10-K. In entering into the stipulation and consenting to entry of the Consent Orders, the Bank did not concede the findings or admit to any of the assertions therein. The Consent Orders imposed no fines or penalties upon the Bank.

On March 2, 2012 the Bank was informed in writing by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, that the Consent Order had been terminated. The FDIC and the Department cited the substantial compliance with the Order by the Bank as the reason for the termination of the Order.

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

The Federal Deposit Insurance Corporation regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 200%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration, not only numeric factors, but also qualitative factors and has the authority to establish higher individual capital requirements for institutions when deemed necessary.

The federal banking agencies, including the Federal Deposit Insurance Corporation, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Institutions with significant interest rate risk may be required to hold additional capital.

On June 6, 2012, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, any final rule would be delayed past January 1, 2013.

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

On March 2, 2012 the Bank was informed in writing by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, that the Consent Order had been terminated. In connection with the termination, the Bank is to maintain a Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. At September 30, 2012, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.40% and the total qualifying capital as a percentage of risk-weighted assets was 13.21%.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

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

As of September 30, 2012, Magyar Bank was in compliance with these requirements.

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

The Federal Deposit Insurance Corporation assesses insurance premiums based on the category to which an institution is assigned. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and assessments are based on the institution’s category, with institutions perceived as less risky to the deposit insurance fund paying lower assessments.

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $706,000 for the year ended September 30, 2012 and $1.1 million for the year ended September 30, 2011.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2012, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to, though somewhat more lenient, those of the Federal Deposit Insurance Corporation for Magyar Bank. As of September 30, 2012, Magyar Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act requires that the Federal Reserve Board amend its minimum capital requirements for bank holding companies to make them no less stringent than those applicable to insured depository institutions themselves. That will require the elimination of certain instruments from tier 1 capital that are currently includable for bank holding companies. The previously referenced proposed capital rules would implement this requirement of the Dodd-Frank Act.

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

Bank holding companies that elect to be a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature, including investment banking and insurance underwriting. Magyar Bancorp, Inc. has not elected to be a financial holding company, although it may seek to do so in the future. Bank holding companies may elect to become a financial holding company if:

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

It has been the policy of many mutual holding companies to waive the receipt of dividends declared by its subsidiary. In connection with its approval of the reorganization, however, the Federal Reserve Board required Magyar Bancorp, MHC to obtain prior Federal Reserve Board approval before it may waive any dividends. As of the date hereof, Federal Reserve Board policy is to prohibit a mutual bank holding company from waiving the receipt of dividends from its holding company or bank subsidiary, and management is not aware of any instance in which the Federal Reserve Board has given its approval for a mutual bank holding company to waive dividends. It is not currently intended that Magyar Bancorp, MHC will waive dividends declared by Magyar Bancorp, Inc. as long as Magyar Bancorp, MHC is regulated by the Federal Reserve Board.

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

Recent Storm-Related Events May Have A Negative Impact on Future Earnings

We are in the process of assessing the impact of Hurricane Sandy that occurred in late October. The storm resulted in considerable damage throughout our market area, and may have adversely affected the collateral of some of our borrowers and, to a lesser extent, their ability to repay their obligations to the Bank.  In addition, the storm temporarily interrupted our ability to provide services to our customers. These impacts could adversely affect future earnings.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2012, the fair value of our total securities portfolio was $58.9 million. The unrealized net gain on securities totaled $1.5 million on a pre-tax basis at September 30, 2012.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2012, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $13,000, or 0.09%, decrease in net interest income in the first year following the change in interest rates, and a $156,000, or 1.05%, increase in net interest income in the second year following the change in interest rates. At September 30, 2012, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience an $332,000, or 2.21%, decrease in net interest income in the first year following the change in interest rates, and a $518,000, or 3.5%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2012, our available-for-sale securities portfolio totaled $16.8 million, which included $15.7 million of mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2012, our portfolio of commercial business and commercial real estate loans totaled $178.7 million, or 46.0% of our total loans, compared to $157.2 million or 40.8% of our total loans at September 30, 2011 and $149.9 million or 36.7% of our total loans at September 30, 2010. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2012, our non-performing loans decreased to $20.1 million from $28.2 million at September 30, 2011. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

The Financial Sector Is Experiencing An Economic Downturn. A Deterioration of Our Current Non-performing Loans or An Increase In The Number of Non-performing Loans Will Have An Adverse Effect On Our Operations.

Virtually all of our real estate loans are secured by real estate in New Jersey. At September 30, 2012, loans secured by real estate, including home equity loans and lines of credit, represented 89.4% of our total loans. Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions, which may negatively impact our loan portfolio. Troubled debt restructuring and total non-performing assets decreased from $49.5 million at September 30, 2011 to $36.0 million at September 30, 2012. Troubled debt restructuring and total non-performing assets as a percentage of total assets decreased to 7.08% at September 30, 2012 as compared to 9.45% at September 30, 2011. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.99% of total loans and 19.2% of total non-performing loans at September 30, 2012. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2012.

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

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our six banking offices as of September 30, 2012:

		Original Year	Year of
Location	Leased or Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	–
New Brunswick, New Jersey

Full - Service Branches:
582 Milltown Road	Leased	2002	2021
North Brunswick, New Jersey

3050 State Route 27	Owned	1969	–
Kendall Park, New Jersey

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey

475 North Bridge Street	Leased	2010	2025
Bridgewater, New Jersey

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey

The net book value of our premises, land and equipment was approximately $21.5 million at September 30, 2012.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

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

ITEM 4.	Mine Safety Disclosures]

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)     Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2012, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.03% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2012 was 554. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2012	High	Low	Price	Declared

Quarter ended September 30, 2012	$5.09	$3.87	$4.69	$—
Quarter ended June 30, 2012	5.24	3.88	4.00	—
Quarter ended March 31, 2012	5.74	2.34	5.15	—
Quarter ended December 31, 2011	3.41	2.29	2.46	—

Fiscal Year Ended			Closing	Dividends
September 30, 2011	High	Low	Price	Declared

Quarter ended September 30, 2011	$5.20	$3.15	$3.47	$—
Quarter ended June 30, 2011	7.00	3.60	4.14	—
Quarter ended March 31, 2011	4.40	3.83	4.30	—
Quarter ended December 31, 2010	4.44	3.02	4.00	—

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
_____________________ (1) Reflects weighted average exercise price of stock options only.

(b)	Not applicable.
(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 81,000 shares had been repurchased as of September 30, 2012 at an average price of $8.33.

The following table reports information regarding repurchases of our common stock during the year ended September 30, 2012.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan
October 1, 2011 through December 31, 2011	8,100	$2.59	54,854
January 1, 2012 through March 31, 2012	2,600	$4.04	52,254
April 1, 2012 through June 30, 2012	2,670	$4.37	49,584
July 1, 2012 through September 30, 2012	660	$4.03	48,924
Total	14,030	$3.27

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 22, 2010, the Bank entered into agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which required the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance of consent orders against the Bank (the "Consent Orders") relating to certain findings from a recent examination of the Bank. In entering into the stipulation and consenting to entry of the Consent Orders, the Bank did not concede the findings or admit to any of the assertions therein. The Consent Orders imposed no fines or penalties upon the Bank.

Among the corrective actions required were for the Bank to develop, within 30 days of the April 22, 2010 effective date of the Consent Orders, a written capital plan that detailed the manner in which the Bank would achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. On March 2, 2012 the Bank was informed in writing by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, that the Consent Order had been terminated. The Bank is required to maintain Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. At September 30, 2012, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.40% and the total qualifying capital as a percentage of risk-weighted assets was 13.21%.

During the year ended September 30, 2012, net loans increased $4.0 million, or 1.1%, despite a $16.2 million, or 47.4%, decrease in construction loans. The contraction in the construction loan portfolio was due to the decision to cease originations of new construction loans in 2008 based on the adverse economic environment and its impact on this type of lending. Due to the difficult economic environment and the need to increase capital ratios, the repayments of these loans were used to shrink the Bank’s balance sheet by reducing higher-cost borrowings and deposits.

Borrowing decreased $8.4 million, or 16.9%, and deposits decreased $8.4 million, or 2.0%, during the year ended September 30, 2012. Balances of certificates of deposit (including individual retirement accounts) declined $17.1 million, or 9.7%, reflecting the Bank’s continued strategy of shifting funding sources from higher cost certificates of deposit and borrowings to lower cost checking accounts, which increased $13.4 million, or 43.2%, during the year. The shift in funding helped contribute to a $1.6 million, or 21.6%, decrease in the Company’s interest expense on its interest bearing liabilities from $7.4 million for the year ended September 30, 2011 to $5.8 million for the year ended September 30, 2012. We attribute the decrease in the average interest expense to the expansion of our commercial relationships, which tend to hold larger deposit balances, successful business development efforts by our retail branch managers, and the continued growth of the Bank’s two newest branch facilities.

The Company reported net income of $509,000 for the year ended September 30, 2012. Net income increased $758,000 for the year ended September 30, 2012 compared with a net loss of $249,000 for the year ended September 30, 2011, attributable to a $169,000 increase in net interest income and a $714,000 decrease in other expenses.

Loan loss provisions decreased $287,000 to $1.5 million during the year ended September 30, 2012 compared with $1.7 million for the year ended September 30, 2011 due to lower level of loan charge-offs and the decrease in the total loan receivables during the current period, specifically construction loan balances, which required higher levels of reserves.

Throughout 2013, we expect to continue the resolution of non-performing assets, diversifying our balance sheet with higher concentrations in commercial real estate and commercial business loans, and managing non-interest expenses in order to increase profitability of the Company.

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

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

Total Assets. Total assets decreased $15.2 million, or 2.9%, to $508.8 million at September 30, 2012 from $524.0 million at September 30, 2011, due to reductions in investment securities, cash and cash equivalents and other real estate owned, partially offset by an increase in net loan receivables.

Loans Receivable. Net loans receivable increased $4.0 million, or 1.1%, to $385.3 million at September 30, 2012 from $381.3 million at September 30, 2011. During the year ended September 30, 2012, construction loans decreased $16.2 million, or 47.4%, to $18.0 million at September 30, 2012 from $34.1 million at September 30, 2011. In addition, commercial business loans decreased $6.3 million, or 17.3%, to $29.9 million from $36.2 million, and one-to four-family residential mortgage loans decreased $1.7 million, or 1.1%, to $157.5 million from $159.2 million. Offsetting the decreases was a $27.8 million, or 23.0%, increase in commercial real estate loans to $148.8 million from $121.0 million and a $403,000, or 1.2%, increase in home equity lines of credit and other loans to $34.7 million from $34.3 million.

At September 30, 2012, the significant loan categories in terms of the percent of total loans were 40.5% in one-to four-family residential mortgage loans and 38.3% in commercial real estate loans. The remaining categories were comprised of 7.7% in commercial business loans, and 8.9% in home equity lines of credit and other loans, which consisted primarily of stock-secured consumer loans and 4.6% in construction loans.

Total non-performing and restructured loans decreased $10.2 million to $22.7 million at September 30, 2012 from $32.9 million at September 30, 2011. Excluding troubled debt restructurings, non-performing loans decreased $8.1 million, or 28.7%, to $20.1 million. Non-performing loans consisted of six construction loan relationships totaling $5.1 million, twenty-four mortgage loans secured by one-to-four family residential properties totaling $7.6 million, eight commercial real estate loans totaling $6.4 million, eight home equity lines of credit and other consumer loans totaling $875,000, and two commercial business loan totaling $57,000.

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

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, increased $3.6 million to $8.4 million at September 30, 2012 from $4.8 million at September 30, 2011. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2012. During the year ended September 30, 2012, Magyar Bank charged off $407,000 from these loans through a reduction of its allowance for loan loss. There were six troubled debt restructurings of loans secured by a one-to four-family residential property totaling $2.3 million that were performing at their restructured terms at September 30, 2012.

Non-performing construction loans decreased $10.3 million, or 66.8%, to $5.1 million at September 30, 2012 from $15.5 million at September 30, 2011. The real estate securing these loans consists of vacant and partially completed residential lots in various locations in the State of New Jersey. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans including foreclosure of collateral and pursuit of personal guarantors on the loans. During the year ended September 30, 2012, Magyar Bank charged off $880,000 in non-performing construction loan balances through a reduction of its allowance for loan loss. There were no troubled debt restructurings of construction loans during the year ended September 30, 2012.

Construction loans may contain interest reserves on which the interest is capitalized. At September 30, 2012, there were two performing construction loans with interest reserves representing outstanding balances of $893,000, an original interest reserve of $169,000, an advanced interest reserve of $9,000, and a remaining interest reserve balance of $160,000.

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

Non-performing commercial real estate loans decreased $1.2 million, or 15.4%, to $6.4 million at September 30, 2012 from $7.6 million at September 30, 2011. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2012. During the year ended September 30, 2012, Magyar Bank had charged off $110,000 in non-performing commercial real estate loan balances through a reduction of its allowance for loan loss. There was one troubled debt restructurings of commercial real estate loan totaling $245,000 that was performing at its restructured term during the year ended September 30, 2012.

Non-performing commercial business loans decreased $198,000, or 77.6%, to $57,000 at September 30, 2012 from $255,000 at September 30, 2011. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. During the year ended September 30, 2012, Magyar Bank had charged off $69,000 in non-performing commercial business loans for the year ended September 30, 2012. There were no troubled debt restructurings of commercial business loans during the year ended September 30, 2012.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable decreased to 5.83% at September 30, 2012 from 8.55% at September 30, 2011. The allowance for loan losses increased $46,000 to $3.9 million, or 19.2% of non-performing loans, at September 30, 2012 compared with $3.8 million, or 13.5% of non-performing loans, at September 30, 2011. Provisions for loan loss during the year ended September 30, 2012 were $1.5 million while net charge-offs were $1.4 million, compared with a provision of $1.7 million and net charge-offs of $2.7 million for the prior year period. The allowance for loan losses was 0.99% of gross loans outstanding at September 30, 2012 and 2011.

Investment Securities. Investment securities decreased $12.5 million, or 17.7%, to $57.9 million at September 30, 2012 from $70.3 million at September 30, 2011.

Securities available-for-sale decreased $8.5 million, or 33.7%, to $16.8 million at September 30, 2012 from $25.3 million at September 30, 2011. The decrease was the result of $14.9 million in sales and maturities and $3.7 million in principal amortization, partially offset by $10.2 million in purchases of mortgage-backed securities and U.S. government-sponsored enterprise obligations. In addition, the unrealized gain on the available-for-sale portfolio decreased $10,000 to $484,000 at September 30, 2012 compared with $494,000 at the prior year end.

Securities held-to-maturity decreased $3.9 million, or 8.7%, to $41.1 million at September 30, 2012 from $45.0 million at September 30, 2011. The decrease was the result of $12.6 million in maturities and calls and $8.4 million in principal amortization, offset by $17.2 million in security purchases,

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $350,000, or 3.6%, to $10.0 million at September 30, 2012 from $9.7 million at September 30, 2011. The increase in bank-owned life insurance was due to the increase in the cash surrender value of the existing policies.

Other Real Estate Owned. Other real estate owned decreased $3.2 million to $13.4 million at September 30, 2012 from $16.6 million at September 30, 2011.

During the year ended September 30, 2012, the Company was able to successfully dispose of six properties totaling $8.5 million at a net loss of $22,000, invested $1.2 million and was able to obtain title for seven other properties totaling $5.8 million previously securing non-performing loans. Other real estate owned at September 30, 2012 consisted of ten completed residential properties, three partially completed residential properties, thirteen real estate lots approved for the construction of residential homes, and two commercial real estate buildings. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Deposits. Total deposits decreased $8.4 million, or 2.0%, to $416.5 million at September 30, 2012 from $424.9 million at September 30, 2011.

The Company’s deposit strategy during the year ended September 30, 2012 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to continue replacing higher-cost, single service time deposit account holders with lower-cost checking account balances.

The contraction in deposits during the twelve months ended September 30, 2012 occurred in certificates of deposit (including individual retirement accounts), which decreased $17.1 million, or 9.7%, to $158.5 million from $175.6 for the same period of last year. Savings decreased $5.2 million, or 8.7%, to $55.3 million compared to $60.5 million for the same period of last year. Partially offsetting this decrease was a $13.9 million, or 7.4%, increase in checking accounts (including money market accounts) to $202.8 million from $188.9 for the same period of last year. Deposits accounted for 81.9% of assets and 108.1% of net loans at September 30, 2012.

At September 30, 2012, the Company held $7.5 million in brokered certificates of deposit and no Certificate of Deposit Account Registry Service (CDARS) Reciprocal certificates of deposit. At September 30, 2011, the Company held $1.8 million in CDARS Reciprocal certificates of deposit and $10.0 million in brokered certificates of deposit.

Borrowed Funds. Borrowings decreased $8.4 million, or 16.9% to $41.5 million at September 30, 2012 from $49.9 million at September 30, 2011.

Securities sold under agreements to repurchase decreased $10.0 million as maturing borrowings were paid off with excess cash. Borrowings and securities sold under agreements to repurchase decreased to 8.2% of assets at September 30, 2012 from 9.5% at September 30, 2011.

Stockholders’ Equity. Stockholders’ equity increased $496,000, or 1.1%, to $45.0 million at September 30, 2012 from $44.5 million at September 30, 2011. The increase in stockholders’ equity was attributable to the Company’s results from operations for the year ended September 30, 2012.

During the year ended September 30, 2012, the Company repurchased 14,030 shares of its common stock. Under the current stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase at September 30, 2012.

Comparison of Operating Results for the Years Ended September 30, 2012 and 2011

Net Income (Loss). The Company’s net income was $509,000 for the year ended September 30, 2012, reflecting a $758,000 increase from a net loss of $249,000 for the year ended September 30, 2011.

Net Interest and Dividend Income. Net interest and dividend income increased $169,000, or 1.1%, to $15.0 million during the year ended September 30, 2012 from $14.8 million during the year ended September 30, 2011. Interest and dividend income decreased $1.4 million, or 6.4%, to $20.8 million for the year ended September 30, 2012 from $22.2 million for the year ended September 30, 2011 while interest expense decreased $1.6 million, or 21.6%, to $5.8 million for the year ended September 30, 2012 from $7.4 million for the year ended September 30, 2011.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$12,419	$38	0.30%	$11,699	$25	0.22%	$2,598	$8	0.30%
Loans receivable, net	383,493	18,730	4.88%	393,907	20,033	5.09%	424,554	22,521	5.30%
Securities
Taxable	68,580	1,930	2.81%	68,538	2,021	2.95%	64,439	2,431	3.77%
Tax-exempt (1)	50	4	8.81%	80	7	8.93%	105	6	5.94%
FHLB of NY stock	2,342	104	4.46%	2,656	149	5.60%	3,083	159	5.16%
Total interest-earning assets	466,884	20,806	4.46%	476,880	22,235	4.66%	494,779	25,125	5.08%
Noninterest-earning assets	55,404			54,503			54,192
Total assets	$522,288			$531,383			$548,971

Interest-bearing liabilities:
Savings accounts (2)	$58,125	$222	0.38%	$61,367	$373	0.61%	$61,639	$599	0.97%
NOW accounts (3)	145,313	631	0.43%	137,877	1,006	0.73%	134,667	1,384	1.03%
Time deposits (4)	167,584	3,087	1.84%	181,128	3,724	2.06%	201,124	4,600	2.29%
Total interest-bearing deposits	371,022	3,940	1.06%	380,372	5,103	1.34%	397,430	6,583	1.66%
Borrowings	49,023	1,869	3.81%	58,080	2,303	3.96%	67,800	2,728	4.02%
Total interest-bearing liabilities	420,045	5,809	1.38%	438,452	7,406	1.69%	465,230	9,311	2.00%
Noninterest-bearing liabilities	57,162			48,830			39,768
Total liabilities	477,207			487,282			504,998
Retained earnings	45,081			44,101			43,973
Total liabilities and retained earnings	$522,288			$531,383			$548,971

Tax-equivalent basis adjustment		(1)			(2)			—
Net interest and dividend income		$14,996			$14,827			$15,814
Interest rate spread			3.08%			2.97%			3.08%
Net interest-earning assets	$46,839			$38,428			$29,549
Net interest margin (5)			3.21%			3.11%			3.20%
Average interest-earning assets to average interest-bearing liabilities	111.15%			108.76%			106.35%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

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

	September 30,
	2012 vs. 2011			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$2	$11	$13	$20	$(3)	$17
Loans	(495)	(808)	(1,303)	(1,606)	(882)	(2,488)
Securities
Taxable	1	(92)	(91)	146	(556)	(410)
Tax-exempt (1)		(0)	(3)	(2)	3	1
FHLB of NY stock	(16)	(29)	(45)	(23)	13	(10)
Total interest-earning assets	(511)	(918)	(1,429)	(1,465)	(1,425)	(2,890)

Interest-bearing liabilities:
Savings accounts (2)	(19)	(132)	(151)	(3)	(223)	(226)
NOW accounts (3)	52	(427)	(375)	33	(411)	(378)
Time deposits (4)	(262)	(375)	(637)	(436)	(440)	(876)
Total interest-bearing deposits	(228)	(935)	(1,163)	(406)	(1,074)	(1,480)
Borrowings	(345)	(89)	(434)	(385)	(40)	(425)
Total interest-bearing liabilities	(573)	(1,024)	(1,597)	(791)	(1,114)	(1,905)

Increase (decrease) in tax equivalent
net interest income	$63	$106	168	$(674)	$(311)	(985)
Change in tax-equivalent basis adjustment			1			(2)

Increase (decrease) in net interest income			$169			$(987)

(1)	Calculated using 34% tax rate for periods.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income decreased $1.4 million, or 6.4%, to $20.8 million for the year ended September 30, 2012 from $22.2 million for the year ended September 30, 2011. The decrease was attributable to lower yields on interest-bearing assets, which decreased 20 basis points to 4.46%, and lower balances of such assets, which decreased $10.0 million, or 2.1%, to $466.9 million for the year ended September 30, 2012.

Interest income on loans decreased $1.3 million, or 6.5%, to $18.7 million for the year ended September 30, 2012 from $20.0 million for the prior year. The decrease was attributable to a decrease of $10.4 million, or 2.6%, in the average balance of loans as well as a 21 basis point decrease in the average yield on such loans to 4.88% from 5.09%. The decline in yield on loans reflected the lower interest rate environment for loans during the year ended September 30, 2012 compared with the year ended September 30, 2011.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, and interest earning deposits decreased $80,000, or 3.9%, to $1.9 million for the year ended September 30, 2012 from $2.0 million for the prior year. The decrease was primarily due to a 14 basis point decrease in the average yield on securities to 2.82% from 2.96% for the prior year period which more than offset a $12,000 increase in the average balance of investment securities to $68.63 million from $68.62 million for the prior year. The decline in the yield on investment securities reflected the lower interest rate environment during the year ended September 30, 2012 and 2011.

Interest Expense. Interest expense decreased $1.6 million, or 21.6%, to $5.8 million for the year ended September 30, 2012 from $7.4 million for the year ended September 30, 2011. The average balance of interest-bearing liabilities decreased $18.4 million between the two periods while the cost of such liabilities fell 31 basis points to 1.38% for the year ended September 30, 2012.

The average balance of interest-bearing deposits decreased $9.4 million to $371.0 million for the year ended September 30, 2012 from $380.4 million for the prior year while the average cost of such deposits decreased 28 basis points to 1.06% from 1.34%. This resulted in a $1.2 million, or 22.8%, decrease in interest expense on deposits to $3.9 million for the year ended September 30, 2012 from $5.1 million for the year ended September 30, 2011.

Interest expense on advances and securities sold under agreements to repurchase decreased $434,000 to $1.9 million for the year ended September 30, 2012 from $2.3 million for the year ended September 30, 2011. The average cost of borrowings decreased 15 basis points to 3.81% for the year ended September 30, 2012 from 3.96% for the year ended September 30, 2011. The average balance of advances and securities sold under agreements to repurchase decreased $9.1 million to $49.0 million for the year ended September 30, 2012 from $58.1 million for the year ended September 30, 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $1.5 million for the year ended September 30, 2012 compared with a $1.7 million provision for the prior year.

Provisions for loan loss for the year ended September 30, 2012 decreased $287,000 from the prior year period due to lower levels of loan charge-offs and lower levels of higher risk loan categories. Net charge-offs totaled $1.4 million for the year ended September 30, 2012 compared to net charge-offs of $2.7 million for the year ended September 30, 2011, reflecting a 48% decrease. The lower level of loan charge-offs resulted from fewer impaired loans at September 30, 2012, in comparison with September 30, 2011, and lower charge-offs of previously impaired loans in comparison to the prior year period due to the stabilization of real estate values. In addition, construction loans, which typically require higher levels of allowance for loan loss, declined 47% during the year.

Total non-performing and restructured loans decreased $10.2 million, or 31.1%, to $22.7 million at September 30, 2012 from $32.9 million at September 30, 2011. Excluding troubled debt restructurings, non-performing loans decreased $8.1 million, or 28.7%, to $20.1 million from $28.2 million. The allowance for loan losses increased $46,000 to $3.9 million, or 0.99% of gross loans outstanding at September 30, 2012, from $3.8 million, or 0.99% of gross loans outstanding at September 30, 2011.

Other Income. Non-interest income decreased $334,000, or 13.4%, to $2.2 million during the year ended September 30, 2012 compared to $2.5 million for the year ended September 30, 2011.

Non-interest income declined due to lower service charge income, which decreased $190,000, and lower gains on the sales of assets, which were $752,000 for the twelve months ended September 30, 2012 compared with $878,000 for the twelve months ended September 30, 2011.

The Company’s gains on the sales of mortgage loans decreased $279,000 to $466,000 for the year ended September 30, 2012 from $745,000 for the year ended September 30, 2011. The Company sold 35 servicing retained residential mortgage loans totaling $8.3 million to Freddie Mac and three SBA 7(a) loans totaling $910,000 during the year ended September 30, 2012. During the prior year period, the Company sold 62 servicing retained residential mortgage loans, totaling $11.0 million to Freddie Mac, and seven SBA 7(a) loans, totaling $1.9 million during the year ended September 30, 2011. The Company’s gains from the sales of investment securities increased $153,000 to $286,000 for the year ended September 30, 2012 from $133,000 for the year ended September 30, 2011.

Other Expenses. Other expenses decreased $714,000, or 4.5%, to $15.1 million for the year ended September 30, 2012 compared to $15.8 million for the year ended September 30, 2011. The decrease was attributable to lower FDIC insurance premiums, compensation and benefits, and OREO expenses.

The FDIC insurance assessments paid by the Bank decreased $429,000 to $706,000 for the year ended September 30, 2012 from $1.1 million for the prior year period. The decrease resulted from a lower assessment base as well as lower assessment rates during the current fiscal year.

Employee and benefit expenses decreased $251,000, or 3.3%, to $7.3 million for the year ended September 30, 2012 from $7.6 million for the year ended September 30, 2011. The decrease was primarily the result of lower stock-based compensation due to the final vesting of stock options and stock awards granted after the Company’s IPO.

OREO expense decreased $78,000, or 8.8%, to $810,000 for the year ended September 30, 2012 from $888,000 for the year ended September 30, 2011 due to a decrease in the balance of OREO to $13.4 million from $16.6 million during the same period. OREO expenses include real estate taxes, property and casualty insurance, utilities, and general maintenance expenses.

Partially offsetting the decline in other expenses was a $109,000, or 3.9%, increase in occupancy expenses to $2.9 million for the year ended September 30, 2012 from $2.8 million for the prior year period. The Bank experienced higher occupancy expenses from the opening of its sixth branch location in North Edison, NJ in June of 2011.

Income Tax Expense. The Company recorded a tax expense of $121,000 for the year ended September 30, 2012 compared with $43,000 for the year ended September 30, 2011. The effective tax rates for the years ended September 30, 2012 and 2011, respectively, were 19.2% and 20.9%.

Included in the tax expense for the year ended September 30, 2012 was a current period tax expense of $20,000 and a deferred tax expense of $101,000. The net change in the valuation allowance for the year ended September 30, 2012 was a decrease of approximately $26,000 based upon management’s assessment of current and projected future operations.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the Federal Home Loan Bank of New York, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable rate home equity and short-term and medium-term fixed-rate commercial business loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. Finally, we have purchased interest rate floors and sold securities under agreements to repurchase with embedded derivatives to mitigate the impact of interest rates on our prime-based loans. At September 30, 2012 we held securities sold under agreements to repurchase with embedded derivatives in the amount of $5.0 million. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2012, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Decrease
Interest rates	Estimated	in NII Year 1		Estimated	in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$15,042	$(13)	-0.09%	$14,962	$156	1.05%
Unchanged	15,055	—	—	14,806	—	—
-100	14,723	(332)	-2.21%	14,288	(518)	-3.50%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2012, our liquidity ratio was 10.3% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $10.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $16.8 million at September 30, 2012. At September 30, 2012, we also had the ability to borrow $78.7 million from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $35.1 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2012, we had $16.1 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $41.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2013 totaled $78.7 million, or 18.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the year ended September 30, 2012, we originated $65.4 million of loans and purchased $27.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $8.4 million for the year ended September 30, 2012 and a net decrease in total deposits of $3.0 million for the year ended September 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds. Federal Home Loan Bank advances totaled $36.5 million and $34.9 million at September 30, 2012 and September 30, 2011, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, including a risk-based capital measures to maintain Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12% (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2012, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.40% and the total qualifying capital as a percentage of risk-weighted assets was 13.21%.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$9,143	$13,700	$6,760	$5,500	$35,103
Repurchase agreements	—	5,000	—	—	5,000
Operating leases	559	1,136	1,209	5,713	8,617
Total	$9,702	$19,836	$7,969	$11,213	$48,720

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. (the “Company”) and subsidiary as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magyar Bancorp, Inc. and subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

Clark, New Jersey

December 27, 2012

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,
	2012	2011

Assets
Cash	$930	$1,066
Interest earning deposits with banks	9,114	13,968
Total cash and cash equivalents	10,044	15,034

Investment securities - available for sale, at fair value	16,786	25,312
Investment securities - held to maturity, at amortized cost (fair value of $42,130
and $45,713 at September 30, 2012 and 2011, respectively)	41,068	45,000
Federal Home Loan Bank of New York stock, at cost	2,385	2,299
Loans receivable, net of allowance for loan losses of $3,858 and $3,812
at September 30, 2012 and 2011, respectively	385,270	381,254
Bank owned life insurance	10,010	9,660
Accrued interest receivable	1,894	1,921
Premises and equipment, net	21,541	20,574
Other real estate owned ("OREO")	13,381	16,595
Other assets	6,467	6,388

Total assets	$508,846	$524,037

Liabilities and Stockholders' Equity
Liabilities
Deposits	$416,518	$424,943
Escrowed funds	769	1,043
Federal Home Loan Bank of New York advances	36,503	34,916
Securities sold under agreements to repurchase	5,000	15,000
Accrued interest payable	196	300
Accounts payable and other liabilities	4,855	3,326

Total liabilities	463,841	479,528

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued;
5,807,344 and 5,801,631 shares outstanding at September 30, 2012
and 2011, respectively, at cost	59	59
Additional paid-in capital	26,367	26,496
Treasury stock: 116,398 and 122,111 shares at September 30, 2012
and 2011, respectively, at cost	(1,301)	(1,480)
Unearned Employee Stock Ownership Plan shares	(1,116)	(1,228)
Retained earnings	21,600	21,069
Accumulated other comprehensive loss	(604)	(407)

Total stockholders' equity	45,005	44,509

Total liabilities and stockholders' equity	$508,846	$524,037

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Year
	Ended September 30,
	2012	2011
Interest and dividend income
Loans, including fees	$18,730	$20,033
Investment securities
Taxable	1,968	2,046
Tax-exempt	3	5
Federal Home Loan Bank of New York stock	104	149

Total interest and dividend income	20,805	22,233

Interest expense
Deposits	3,940	5,103
Borrowings	1,869	2,303

Total interest expense	5,809	7,406
Net interest and dividend income	14,996	14,827

Provision for loan losses	1,461	1,748
Net interest and dividend income after
provision for loan losses	13,535	13,079

Other income
Service charges	997	1,187
Income on bank owned life insurance	349	354
Other operating income	67	80
Gains on sales of loans	466	745
Gains on sales of investment securities	286	133
Total other income	2,165	2,499

Other expenses
Compensation and employee benefits	7,319	7,570
Occupancy expenses	2,874	2,765
Professional fees	978	1,005
Data processing expenses	553	559
OREO expenses	810	888
FDIC deposit insurance premiums	706	1,135
Loan servicing expenses	342	392
Insurance expense	238	268
Other expenses	1,250	1,202
Total other expenses	15,070	15,784
Income (loss) before income tax expense (benefit)	630	(206)
Income tax expense	121	43
Net income (loss)	$509	$(249)

Net income (loss) per share-basic and diluted	$0.09	$(0.04)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	For the Year
	Ended September 30,
	2012	2011

Net income (loss)	$509	$(249)

Other comprehensive income (loss):
Net unrealized gain on
securities available for sale	276	814
Realized gains on sales of securities
available for sale	(286)	(133)
Minimum pension liability	(222)	(347)
Unrealized loss on derivatives	(87)	(151)
	(319)	183

Deferred income tax effect	122	(58)
Total other comprehensive (loss) income	(197)	125

Total comprehensive income (loss)	$312	$(124)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

Year Ended September 30, 2011 and 2012

(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2010	5,783,131	$59	$26,396	$(1,704)	$(1,342)	$21,300	$(532)	$44,177

Net loss	—	—	—	—	—	(249)	—	(249)
Other comprehensive income							125	125
Treasury stock used for restricted stock plan	18,500	—	(242)	224	—	18	—	—
ESOP shares allocated	—	—	(61)	—	114	—	—	53
Stock-based compensation expense	—	—	403	—	—	—	—	403

Balance, September 30, 2011	5,801,631	59	26,496	(1,480)	(1,228)	21,069	(407)	44,509

Net income	—	—	—	—	—	509	—	509
Other comprehensive loss	—	—	—	—	—	—	(197)	(197)
Purchase of treasury stock	(14,030)	—	—	(45)	—	—	—	(45)
Treasury stock used for restricted stock plan	19,743	—	(246)	224	—	22	—	—
ESOP shares allocated	—	—	(64)	—	112	—	—	48
Stock-based compensation expense	—	—	181	—	—	—	—	181

Balance, September 30, 2012	5,807,344	$59	$26,367	$(1,301)	$(1,116)	$21,600	$(604)	$45,005

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2012	2011

Operating activities
Net income (loss)	$509	$(249)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	935	974
Premium amortization on investment securities, net	228	302
Provision for loan losses	1,461	1,748
Provision for loss on other real estate owned	148	292
Proceeds from the sales of loans	9,209	12,927
Gains on sale of loans	(466)	(745)
Gains on sales of investment securities	(286)	(133)
Losses on the sales of other real estate owned	22	107
ESOP compensation expense	48	53
Stock-based compensation expense	181	403
Deferred income tax benefit	101	37
Decrease in accrued interest receivable	27	29
Increase in surrender value bank owned life insurance	(350)	(354)
(Increase) decrease in other assets	(145)	848
Decrease in accrued interest payable	(104)	(118)
Increase (decrease) in accounts payable and other liabilities	1,307	(119)
Net cash provided by operating activities	12,825	16,002

Investing activities
Net (increase) decrease in loans receivable	(20,037)	1,763
Purchases of investment securities held to maturity	(17,210)	(18,658)
Purchases of investment securities available for sale	(10,156)	(26,301)
Sales of investment securities available for sale	14,164	9,828
Principal repayments on investment securities held to maturity	21,021	17,975
Principal repayments on investment securities available for sale	4,687	6,023
Purchases of premises and equipment	(314)	(1,406)
Investment in other real estate owned	(1,176)	(1,490)
Proceeds from the sale of other real estate owned	8,449	4,090
(Purchase) redemption of Federal Home Loan Bank stock	(86)	476
Net cash used by investing activities	(658)	(7,700)

Financing activities
Net decrease in deposits	(8,425)	(2,989)
Stock compensation tax benefit	—	—
Net decrease in escrowed funds	(274)	(512)
Proceeds from long-term advances	3,000	—
Repayments of long-term advances	(2,813)	(10,853)
Net change in short-term advances	1,400	—
Repayments of securities sold under agreements to repurchase	(10,000)	—
Purchase of treasury stock	(45)	—
Net cash used by financing activities	(17,157)	(14,354)
Net decrease in cash and cash equivalents	(4,990)	(6,052)

Cash and cash equivalents, beginning of period	15,034	21,086

Cash and cash equivalents, end of period	$10,044	$15,034

Supplemental disclosures of cash flow information
Cash paid for
Interest	$5,914	$7,523
Income taxes	$8	$8
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$5,817	$6,939
OREO transferred to premises and equipment	$1,588	$—

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

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

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,606,894, or 44.0%, are held by public stockholders and 116,398, or 2.0%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

Magyar Bank (the “Bank”) is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank’s administrative offices are located in New Brunswick, New Jersey. The Bank has six branch offices which are located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and Edison, New Jersey. The Bank’s savings deposits are insured by the FDIC through the Deposit Insurance Fund (DIF); also, the Bank is a member of the Federal Home Loan Bank of New York.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2012, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2012 and 2011

6. Derivative Contracts

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

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

The Company follows the provisions of FASB ASC Topic 740, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2012 and 2011, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the years ended September 30, 2012 and 2011. The tax years subject to examination by the taxing authorities are the years ended September 30, 2007 and forward.

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

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

	For the Years Ended September 30,
	2012			2011
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic EPS
Net income (loss) available to common shareholders	$509	5,810,294	$0.09	$(249)	5,802,384	$(0.04)
Effect of dilutive securities
Options and grants	—	—	—	—	—	—
Diluted EPS
Net income (loss) available to common shareholders plus assumed conversion	$509	5,810,294	$0.09	$(249)	5,802,384	$(0.04)

All options were anti-dilutive at September 30, 2012 and 2011.

11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as certain other items which result in a change to equity during the period.

The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the year ended September 30, 2012 and 2011 were as follows:

	September 30,
	2012			2011
			Net of			Net of
	Before Tax	Tax (Benefit)	Tax	Before Tax	Tax (Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:

Available-for-sale investments	$276	$(116)	$160	$814	$(309)	$505
Less reclassification adjustment for net gains
realized on available-for-sale investments	(286)	114	(172)	(133)	53	(80)
Minimum pension liability	(222)	89	(133)	(347)	138	(209)
Interest rate derivatives	(87)	35	(52)	(151)	60	(91)

Other comprehensive gain (loss), net	$(319)	$122	$(197)	$183	$(58)	$125

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense, and will be accreted to income over the previously contracted life of the interest rate collar, which was scheduled to mature June 24, 2013. At September 30, 2012, the book value of the unwound derivative was $54,000, recorded as $32,000 in other comprehensive loss, net of deferred tax of $22,000. At September 30, 2011, the book value of the unwound derivative was $141,000, recorded as $84,000 in other comprehensive loss, net of deferred tax of $57,000.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

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

The FASB issued ASU 2011-05, Presentation of Comprehensive Income to amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods within those years, beginning after December 31, 2011. The Company elected to early-adopt this guidance and has presented a separate statement of comprehensive income in its consolidated financial statements.

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

NOTE C – STOCK-BASED COMPENSATION

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the two-year period ended September 30, 2012:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value
Balance at September 30, 2010	188,276	$14.61	6.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	$—
Balance at September 30, 2011	188,276	$14.61	5.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2012	188,276	$14.61	4.4 years	$—

Exercisable at September 30, 2012	188,276	$14.61	4.4 years	$—

No stock options were granted or exercised during the years ended September 30, 2012 and 2011.

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2012 and 2011, and changes during those years:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2010	45,393	$11.45
Granted	6,252	4.30
Vested	(18,500)	13.03
Forfeited	—	—
Balance at September 30, 2011	33,145	9.22
Granted	—	—
Vested	(19,743)	12.48
Forfeited	—	—
Balance at September 30, 2012	13,402	$4.43

Stock option and stock award expenses included with compensation expense were $68,000 and $113,000, respectively, for the year ended September 30, 2012, and $162,000 and $241,000, respectively, for the year ended September 30, 2011. The Company had no other stock-based compensation plans as of September 30, 2012 except as disclosed below.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. Pursuant to the second repurchase program, the Company had repurchased 81,000 shares of its common stock at an average cost of $8.33 per share through September 30, 2012 including 14,030 shares repurchased during the year ended September 30, 2012, at an average cost of $3.27. Under the second stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase. One of the Company’s intended uses of the repurchased shares is to satisfy awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (3.25% at September 30, 2012) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans”. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $48,000 and $53,000 for years ended September 30, 2012 and 2011, respectively.

The following table presents the components of the ESOP shares as of September 30, 2012:

Unreleased shares at September 30, 2011	126,763
Shares released for allocation during the year ended September 30, 2012	(12,445)
Unreleased shares at September 30, 2012	114,318
Total released shares	103,545

Total ESOP shares	217,863

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

The aggregate fair value of the unreleased shares at September 30, 2012 was approximately $536,000.

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,850	$11	$—	$1,861
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,368	207	—	8,575
Mortgage backed securities-commercial	4,053	175	—	4,228
Debt securities	1,000	67	—	1,067
Private label mortgage-backed securities-residential	1,031	25	(1)	1,055
Total securities available for sale	$16,302	$485	$(1)	$16,786

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$10,790	$414	$(8)	$11,196
Mortgage-backed securities - commercial	1,522	14	—	1,536
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	18,578	722	(5)	19,295
Debt securities	5,770	6	—	5,776
Private label mortgage-backed securities - residential	1,367	27	—	1,394
Obligations of state and political subdivisions	41	1	—	42
Corporate securities	3,000	—	(109)	2,891
Total securities held to maturity	$41,068	$1,184	$(122)	$42,130

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,310	$84	$—	$3,394
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,915	215	(42)	14,088
Mortgage backed securities-commercial	4,137	265	—	4,402
Debt securities	2,000	29	—	2,029
Private label mortgage-backed securities-residential	1,456	—	(57)	1,399
Total securities available for sale	$24,818	$593	$(99)	$25,312

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$14,875	$483	$(11)	$15,347
Mortgage-backed securities - commercial	1,646	18	—	1,664
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	17,315	441	—	17,756
Debt securities	6,500	12	—	6,512
Private label mortgage-backed securities - residential	1,592	14	(160)	1,446
Obligations of state and political subdivisions	72	2	—	74
Corporate securities	3,000	—	(86)	2,914
Total securities held to maturity	$45,000	$970	$(257)	$45,713

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2012 are summarized in the following table:

	September 30, 2012
	Amortized	Fair
	Cost	Value
Due after 5 but within 10 years	$1,000	$1,067
Total debt securities	1,000	1,067

Mortgage-backed securities:
Residential	11,249	11,491
Commercial	4,053	4,228
Total	$16,302	$16,786

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $1.85 million and a fair value of $1.86 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $8.4 million and a fair value of $8.6 million. Also included are residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $1.0 million and fair value of $1.1 million.

(2)	Available-for-sale mortgage-backed securities – commercial include an amortized cost of $4.1 million and a fair value of $4.2 million for obligations of U.S. government-sponsored enterprises issued by the Federal National Mortgage Association.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2012 are summarized in the following table:

	September 30, 2012
	Amortized	Fair
	Cost	Value
Due after 1 but within 5 years	$3,041	$2,933
Due after 5 but within 10 years	1,760	1,760
Due after 10 years	4,010	4,016
Total debt securities	8,811	8,709

Mortgage backed securities:
Residential	30,735	31,885
Commercial	1,522	1,536
Total	$41,068	$42,130

(1)	Held-to-maturity mortgage-backed securities – residential include an amortized cost of $10.8 million and a fair value of $11.2 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $18.6 million and a fair value of $19.3 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $1.4 million and a fair value of $1.4 million.

(2)	Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $1.5 million and a fair value of $1.5 million for obligations of U.S. government agencies issued by the Small Business Administration.

There were $13.9 million and $9.7 million in sales of securities from the available-for-sale portfolios during the years ended September 30, 2012 and 2011, respectively. The gross gains on sales of the available-for-sale securities totaled $286,000 and $133,000, respectively. There were no sales from the held-to-maturity portfolio during the years ended September 30, 2012 and 2011.

As of September 30, 2012 and 2011, securities having an estimated fair value of approximately $1,730,000 and $2,349,000, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses for the years ended September 30, 2012 and 2011 are as follows:

		September 30, 2012
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$1,729	$(8)	$1,729	$(8)
Mortgage-backed securities - commercial		—	—	—	—	—	—
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	1	1,143	(5)	—	—	1,143	(5)
Mortgage backed securities - commercial		—	—	—	—	—	—
Private label mortgage-backed securities residential	3	—	—	26	(1)	26	(1)
Corporate securities	1	—	—	2,891	(109)	2,891	(109)
Total	6	$1,143	$(5)	$4,646	$(118)	$5,789	$(123)

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

		September 30, 2011
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$2,339	$(11)	$—	$—	$2,339	$(11)
Mortgage-backed securities - commercial	1	—	—	21	—	21	—
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	4	6,925	(42)	—	—	6,925	(42)
Private label mortgage-backed securities residential	3	—	—	2,132	(217)	2,132	(217)
Corporate securities	1	2,914	(86)	—	—	2,914	(86)
Total	10	$12,178	$(139)	$2,153	$(217)	$14,331	$(356)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At September 30, 2012 and September 30, 2011, there were six and ten investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2012 and 2011.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,	September 30,
	2012	2011
	(Dollars in thousands)

One-to four-family residential	$157,536	$159,228
Commercial real estate	148,806	120,994
Construction	17,952	34,144
Home equity lines of credit	23,435	22,352
Commercial business	29,930	36,195
Other	11,265	11,945

Total loans receivable	388,924	384,858
Net deferred loan costs	204	208
Allowance for loan losses	(3,858)	(3,812)

Total loans receivable, net	$385,270	$381,254

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $5,907,000 and $6,406,000 at September 30, 2012 and 2011, respectively. Total principal additions were approximately $1,464,000 and total principal repayments were approximately $1,963,000 for the year ended September 30, 2012.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

At September 30, 2012 and 2011, the Company was servicing loans for others amounting to approximately $27,200,000 and $23,995,000, respectively. The Company held mortgage servicing rights in the amount of $279,000 and $235,000 at September 30, 2012 and 2011, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $209,000 and $193,000 at September 30, 2012 and 2011, respectively.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary for the period presented:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid	Average Recorded
	Recorded	Related	Recorded	Recorded	Principal	Investment
At September 30, 2012	Investment	Allowance	Investment	Investment	Balance	During the Year
	(Dollars in thousands)

One-to four-family residential	$—	$—	$7,124	$7,124	$7,594	$5,342
Commercial real estate	3,999	798	2,425	6,424	7,204	7,094
Construction	—	—	5,141	5,141	6,927	9,807
Home equity lines of credit	1,340	122	967	2,307	2,475	1,579
Commercial business	—	—	57	57	57	217
Other	12	12	—	12	12	2
Total impaired loans	$5,351	$932	$15,714	$21,065	$24,269	$24,042

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Year Ended September 30, 2011	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,523	$3,523	$3,532
Commercial real estate	1,679	239	5,477	7,156	8,160
Construction	3,263	77	12,294	15,557	18,831
Home equity lines of credit	—	—	788	788	833
Commercial business	—	—	255	255	342
Total impaired loans	$4,942	$316	$22,337	$27,279	$31,698

The average recorded investment in impaired loans was $26,288,000 during the year ended September 30, 2011. During the year ended September 30, 2012 and 2011, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the period presented:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$146,487	$3,925	$7,124	$—	$157,536
Commercial real estate	137,616	3,063	6,448	1,679	148,806
Construction	8,274	4,537	5,141	—	17,952
Home equity lines of credit	20,295	833	967	1,340	23,435
Commercial business	26,057	3,151	722	—	29,930
Other	11,253	—	12	—	11,265
Total	$349,982	$15,509	$20,414	$3,019	$388,924

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$150,306	$4,720	$4,202	$—	$159,228
Commercial real estate	104,993	5,868	10,133	—	120,994
Construction	12,378	6,209	15,557	—	34,144
Home equity lines of credit	20,092	833	1,427	—	22,352
Commercial business	29,927	5,039	1,229	—	36,195
Other	11,945	—	—	—	11,945
Total	$329,641	$22,669	$32,548	$—	$384,858

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the period presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$147,749	$621	$1,589	$7,577	$9,787	$7,577	$157,536
Commercial real estate	141,674	—	708	6,424	7,132	6,424	148,806
Construction	12,811	—	—	5,141	5,141	5,141	17,952
Home equity lines of credit	22,353	160	59	863	1,082	863	23,435
Commercial business	29,761	10	102	57	169	57	29,930
Other	11,253	—	—	12	12	12	11,265
Total	$365,601	$791	$2,458	$20,074	$23,323	$20,074	$388,924

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2011
One-to four-family residential	$154,164	$523	$485	$4,056	$5,064	$3,523	$159,228
Commercial real estate	112,546	—	851	7,597	8,448	7,156	120,994
Construction	18,588	—	92	15,464	15,556	15,464	34,144
Home equity lines of credit	21,384	180	—	788	968	788	22,352
Commercial business	35,940	—	—	255	255	255	36,195
Other	11,945	—	—	—	—	—	11,945
Total	$354,567	$703	$1,428	$28,160	$30,291	$27,186	$384,858

The amount of interest income not recognized on non-accrual loans was approximately $2.1 million and $1.8 million for the years ended September 30, 2012 and 2011, respectively. At September 30, 2012 and September 30, 2011, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

The following table summarizes the activity in the allowance for loan losses by loan category for the year ended September 30, 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Charge-offs	(326)	(110)	(880)	(81)	(69)	—	—	(1,466)
Recoveries	—	—	51	—	—	—	—	51
Provision	202	773	426	212	(99)	10	(63)	1,461
Balance-September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858

The following table summarizes the activity in the allowance for loan losses for the year ended September 30, 2011:

Balance- September 30, 2010	$4,766
Charge-offs	(2,733)
Recoveries	31
Provision	1,748
Balance-September 30, 2011	$3,812

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2012 and September 30, 2011:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Individually evaluated
for impairment	—	798	—	122	—	12	—	932
Collectively evaluated
for impairment	610	1,131	640	110	383	11	41	2,926

Loans receivable:
Balance-September 30, 2012	$157,536	$148,806	$17,952	$23,435	$29,930	$11,265		$388,924
Individually evaluated
for impairment	7,124	6,424	5,141	2,307	57	12		21,065
Collectively evaluated
for impairment	150,412	142,382	12,811	21,128	29,873	11,253		367,859

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Individually evaluated
for impairment	—	239	77	—	—	—	—	316
Collectively evaluated
for impairment	734	1,027	966	101	551	13	104	3,496

Loans receivable:
Balance- September 30, 2011	$159,228	$120,994	$34,144	$22,352	$36,195	$11,945		$384,858
Individually evaluated
for impairment	3,523	7,156	15,557	788	255	—		27,279
Collectively evaluated
for impairment	155,705	113,838	18,587	21,564	35,940	11,945		357,579

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

The Bank has adopted FASB issue ASU No. 2011-02 on the determination of whether a loan restructuring is considered to be a Troubled Debt Restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There were ten TDRs during the year ended September 30, 2012. These were classified as TDRs due to financial difficulty of the borrowers and lower than market interest rates. The following table summarizes the TDRs during the twelve month period ended September 30, 2012:

	Year Ended September 30, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	6	$2,336	$2,336
Commercial real estate	4	3,269	2,325
Construction	—	—	—
Home equity lines of credit	—	—	—
Commercial business	—	—	—
Other	—	—	—

Total	10	$5,605	$4,661

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the year ended September 30, 2012, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

The Company has interest-only mortgage loans with principal balances of $17.4 million and $17.9 million at September 30, 2012 and 2011, respectively. The average interest-only term on these loans is 10 years at which time these loans

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

reset to fully amortize over 20 years, on average. As these loans are collateralized by residential real estate with an average original loan-to-value of 73.9%, management does not anticipate any losses on these loans as of September 30, 2012.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings was $86.3 million and $116.5 million as of September 30, 2012 and 2011, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2012	2011
	(Dollars in thousands)

Loans	$1,686	$1,649
Investment securities	91	134
Mortgage-backed securities	117	138

Total accrued interest receivable	$1,894	$1,921

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2012	2011
		(Dollars in thousands)

Land	Indefinite	$5,330	$3,670
Buildings and improvements	10-40 years	21,811	21,761
Furniture, fixtures and equipment	5-7 years	2,512	3,585
		29,653	29,016
Less accumulated depreciation and amortization		(8,112)	(8,442)
		$21,541	$20,574

For the years ended September 30, 2012 and 2011, depreciation expense included in occupancy expense amounted to approximately $935,000 and $974,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. The Company owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2012, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $11,374,000, and $314,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2011, Hungaria Urban Renewal, LLC accounted for approximately $3,095,000, $11,718,000, and $419,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

NOTE H - OTHER REAL ESTATE OWNED

The Company held $13.4 million of real estate owned properties at September 30, 2012 and $16.6 million at September 30, 2011. The Company incurred write-downs totaling $148,000 and $291,000 on these properties for the year ended September 30, 2012 and 2011; these amounts were carried as valuation allowances at September 30, 2012 and 2011, respectively. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2012	2011
	(Dollars in thousands)

Demand accounts	$50,897	$51,220
Savings accounts	55,293	60,533
NOW accounts	44,312	30,941
Money market accounts	107,555	106,689
Certificate of deposit	129,716	144,739
Retirement accounts	28,745	30,821

	$416,518	$424,943

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $238,315,000 and $233,411,000 at September 30, 2012 and 2011, respectively. The aggregate amount of certificate deposits with balance of $100,000 or more was $82.6 million and $86.3 million at September 30, 2012 and 2011, respectively.

At September 30, 2012, certificates of deposit (including retirement accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2013	$78,686
2014	47,242
2015	13,365
2016	13,183
2017 and after	5,985
$158,461

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2012 and September 30, 2011 totaled approximately $35,103,000 and $34,916,000, respectively. The weighted average interest rate on advances outstanding at September 30, 2012 was 3.42%. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans and investment securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2012 mature as follows (in thousands):

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

Year Ending September 30,
2013	$9,143
2014	8,700
2015	5,000
2016	2,260
2017	4,500
Thereafter	5,500
$35,103

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2012, the Company had available credit from the FHLBNY totaling $43.6 million. Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	September 30,
	2012	2011
	(Dollars in thousands)

Balance at end of year	$1,400	$—
Weighted average balance during the year	$911	$1,147
Maximum month-end balance during the year	$8,750	$10,100
Average interest rate during the year	0.38%	0.20%

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the consolidated balance sheet. The Company had repurchase agreements of $5,000,000 and $15,000,000 at September 30, 2012 and 2011. The decrease was due to the $10.0 million in securities sold under agreements to repurchase matured on July 2012. The $5,000,000 outstanding at September 30, 2012, is at an interest rate of 3.83% maturing in December 2014. These agreements are collateralized by securities underlying the agreements and are held in safekeeping with the transaction’s counter-party. At September 30, 2012, the fair value of the FHLB obligation and mortgage-backed investment security collateral for these agreements totaled approximately $6,850,000.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to-four family residential properties and commercial business loans guaranteed by the SBA. The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing released and servicing retained during the year ended September 30, 2012 were $0 and $9.2 million, respectively. Loans sold with servicing released and servicing retained during the year ended September 30, 2011 were $0 and $12.9 million, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the balance sheet. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2012 and 2012, we were servicing such sold loans in the amount of $20.8 million and $18.2 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the consolidated balance sheet. Activity in mortgage servicing rights during the years ended September 30, 2012 and 2011 are summarized as follows:

	September 30,
	2012	2011
	(Dollars in thousands)

Beginning balance	$235	$136
Origination of mortgage servicing rights	141	170
Amortization	(97)	(71)
Ending balance	$279	$235

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the balance sheet.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2012 and 2011, we were servicing SBA loans sold in the amount of $6.3 million and $5.8 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2012 and 2011:

	September 30,
	2012	2011
	(Dollars in thousands)

Current	$20	$6
Deferred	101	37
Total income tax expense	$121	$43

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2012 and 2011 is as follows:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

	September 30,
	2012	2011
	(Dollars in thousands)
Income tax expense (benefit) at statutory rate	$214	$(70)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	34	(4)
Tax-exempt income, net	(112)	(121)
Nondeductible expenses	4	3
Share based compensation	14	34
Employee stock ownership plan	(32)	(31)
Increase (decrease) in valuation allowance	(26)	83
Other, net	25	149
Total income tax expense	$121	$43

The major sources of temporary differences and their deferred tax effect at September 30, 2012 and 2011 are as follows:

	September 30,
	2012	2011
	(Dollars in thousands)

Allowance for loan losses	$1,541	$1,523
Deferred loan fees	1,016	1,090
Employee benefits	299	316
Charitable contributions	13	21
Net operating losses	1,727	1,963
Alternative minimum tax credit	247	260
Unrealized loss, minimum pension liability	627	538
OREO	319	117
Straight line rent	93	—
Gross deferred tax asset	5,882	5,828

Depreciation	(1,573)	(1,607)
Discount accretion on investments	(107)	(87)
Net unrealized gains, investment securities available-for-sale	(178)	(176)
Unrealized gain, derivative contracts	(22)	(57)
Mortgage servicing rights	(111)	—
Gross deferred tax liability	(1,991)	(1,927)

Net deferred tax asset	3,891	3,901

Valuation allowance	(134)	(165)

Net deferred tax asset, included in other assets	$3,757	$3,736

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at September 30, 2012 and 2011.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

The net change in the valuation allowance for the year ended September 30, 2012 was a decrease of approximately $31,000. This change was based upon management’s assessment of current and projected future operations. Management determined that a deferred tax valuation allowance was necessary on $134,000 of state net operating loss carry forwards. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company was to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

At September 30, 2012 the Company had approximately $3.7 million of federal and $7.9 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carry forward will begin to expire in 2029. The state net operating loss carry forward will begin to expire in 2015, if not utilized. At September 30, 2012, there was no valuation allowance against the Federal net operating loss carry forward and a $134,000 valuation allowance against the state net operating loss carry forward. In determining whether or not a valuation allowance was necessary for its federal and state net operating losses, the Company considered forecasted earnings, future taxable income, and tax planning strategies limited to the twelve months following September 30, 2012.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at September 30, 2012 and September 30, 2011.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

	At September 30,
	2012	2011
	(Dollars in thousands)

Actuarial present value of benefit obligations	$4,156	$3,719

Change in benefit obligations
Projected benefit obligation, beginning	$3,719	$3,527
Interest cost	172	177
Actuarial loss	438	156
Annuity payments and lump sum distributions	(173)	(141)

Projected benefit obligation, end	$4,156	$3,719

Change in plan assets
Fair value of assets, beginning	$2,196	$2,321
Actual return on plan assets	296	(73)
Employer contributions	168	89
Annuity payments and lump sum distributions	(173)	(141)

Fair value of assets, end	$2,487	$2,196

Funded status included with other liabilities	$(1,669)	$(1,523)

Net pension cost for the years ended September 30, 2012 and 2011 included the following components:

	September 30,
	2012	2011
	(Dollars in thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	172	177
Expected return on plan assets	(161)	(172)
Amortization of unrecognized net loss	81	54

Net Pension Cost	$92	$59

For 2012, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.00%. For 2011, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.75%.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 7-11% and 2-6% for the year ended September 30, 2012, respectively. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 6% to 10%. Accordingly, the expected long-term rate of return on assets was 7.50% for 2012 and 2011.

Current Asset Allocation

The Company’s pension plan weighted-average asset allocations at September 30, 2012 and 2011, by asset category are as follows:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

	September 30,
	2012	2011

Equity securities	58%	53%
Debt securities (Bond Mutual Funds)	42%	46%
Other (Money Market Fund)	0%	1%

Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2013, the Company expects to contribute $182,000 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2012 through September 30, 2013	$193
October 1, 2013 through September 30, 2014	196
October 1, 2014 through September 30, 2015	199
October 1, 2015 through September 30, 2016	198
October 1, 2016 through September 30, 2017	198
October 1, 2017 through September 30, 2022	992
$1,976

Included in the funded status of the pension plan at September 30, 2012 and 2011, are actuarial losses of $1,570,000 and $1,348,000, respectively. These amounts are included, net of related income tax effects of $627,000 and $538,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2013, approximately $123,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

The following table presents the plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note R for further detail regarding fair value hierarchy.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
	At	in Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2012	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Investment Type
Mutual Funds- Equity
Large-Cap Value	$270	$270	$—	$—
Large-Cap Core	278	278	—	—
Mid-Cap Core	129	129	—	—
Small-Cap Core	130	130	—	—
Non-U.S. Core	628	628	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,051	1,051	—	—
Cash Equivalents
Money Market	1	1	—	—
Total Investment	$2,487	$2,487	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
	At	in Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Investment Type
Mutual Funds- Equity
Large-Cap Value	$210	$210	$—	$—
Large-Cap Core	213	213	—	—
Mid-Cap Core	102	102	—	—
Small-Cap Core	98	98	—	—
Non-U.S. Core	543	543	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,000	1,000	—	—
Cash Equivalents
Money Market	30	30	—	—
Total Investment	$2,196	$2,196	$—	$—

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

In 2001, the Company adopted a New Director Emeritus Plan (the New Plan), which supplemented the prior Director Emeritus Plans. Under the New Plan, the directors will be entitled to a benefit upon attainment of his/her benefit age. The directors will receive an annual amount in monthly installments based on his/her total Board and Committee fees in the twelve months prior to attainment of his/her benefit age. The amount will be ten percent (10%) plus two and one-half percent (2 1/2%) for each year of service as a Director, with a minimum of fifty percent (50%), provided the Director has served for at least five (5) years, and a maximum of sixty percent (60%). The maximum benefit increases for any Director serving as Chairman of the Board to seventy-five percent (75%).

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2012 and 2011, the Life Insurance Contracts had cash surrender values of approximately $10,010,000 and $9,660,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. As of September 30, 2012 and 2011, the Company has not accrued any benefits under these Plans.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company did not make a contribution to the plan for the year ended September 30, 2012 and 2011.

NOTE P - COMMITMENTS

1.	Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years ending September 30 (in thousands):

September 30,
2013	$559
2014	568
2015	568
2016	582
2017	627
Thereafter	5,713
$8,617

Total rental expense was approximately $789,000 and $706,000 for the years ended September 30, 2012 and 2011, respectively.

2.	Contingencies

The Company and its subsidiaries, from time to time, are a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

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

As of September 30, 2012, the Company did not hold any interest rate floors or collars.

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense, and will be accreted to income over the previously contracted life of the interest rate collar, which was scheduled to mature June 24, 2013. At September 30, 2012, the book value of the unwound derivative was $54,000, recorded as $32,000 in other comprehensive loss, net of deferred tax of $22,000. At September 30, 2011, the book value of the unwound derivative was $141,000, recorded as $84,000 in other comprehensive loss, net of deferred tax of $57,000.

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

At September 30, 2012 and 2011, the Company had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2012	2011
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$1,450	$1,508
Unused lines of credit	41,162	37,502
Fixed rate loan commitments	1,988	2,368
Variable rate loan commitments	14,112	5,569
	$58,712	$46,947

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2012 and 2011:

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,861	$—	$1,861	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,575	—	8,575	—
Mortgage backed securities-commercial	4,228	—	4,228	—
Debt securities	1,067	—	1,067	—
Private label mortgage-backed securities-residential	1,055	—	1,055	—
Total securities available for sale	$16,786	$—	$16,786	$—

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$3,394	$—	$3,394	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,088	—	14,088	—
Mortgage backed securities-commercial	4,402	—	4,402	—
Debt securities	2,029	—	2,029	—
Private label mortgage-backed securities-residential	1,399	—	1,399	—
Total securities available for sale	$25,312	$—	$25,312	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2012 and 2011.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $148,000 were made to two properties held as other real estate owned during the year ended September 30, 2012. Both properties were written down based on sales contracts less adjustments for expected costs to sell (averaging 7.2% of the contract sales price with a range of 6.5% to 8.0%).

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2012 and 2011:

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,984	$—	$—	$5,984
Other real estate owned	464	—	—	464
	$6,448	$—	$—	$6,448

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,745	$—	$—	$16,745
Other real estate owned	$2,625	$—	$—	$2,625
	19,370	—	—	19,370

Impaired loans reported for the period ended September 30, 2012 consisted of 14 loans with aggregate loan balances of $12.7 million reduced by $3.2 million in cumulative charge-offs ($649,000 in the current year) and $797,000 in specific loss reserves. These loans are all collateralized by real estate.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2012 and September 30, 2011. This table excludes financial instruments for which the carrying amount approximates level 1 fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2012
Financial instruments - assets
Investment securities held-to-maturity	$41,068	$42,130	$2,891	$39,239	$—
Loans	385,270	396,111	—	—	396,111

Financial instruments - liabilities
Certificate of deposit	158,461	160,753	—	160,753	—
Borrowings	41,503	43,898	—	43,898	—

September 30, 2011
Financial instruments - assets
Investment securities held-to-maturity	$45,000	$45,713	$2,914	$42,799	$—
Loans	381,254	390,025	—	—	390,025

Financial instruments - liabilities
Certificate of deposit	175,560	178,818	—	178,818	—
Borrowings	49,916	53,175	—	53,175	—

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2012 and 2011

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2012
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	49,439	13.93%	28,402	>8.00%	N/A	N/A
Magyar Bank	46,897	13.21%	28,400	>8.00%	35,500	>10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	45,581	12.84%	14,201	>4.00%	N/A	N/A
Magyar Bank	43,039	12.12%	14,200	>4.00%	21,300	>6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	45,581	8.90%	20,492	>4.00%	N/A	N/A
Magyar Bank	43,039	8.40%	20,491	>4.00%	25,614	>5.00%

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2011
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	48,705	13.99%	27,847	>8.00%	N/A	N/A
Magyar Bank	45,980	13.21%	27,846	>8.00%	34,807	>10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	44,893	12.90%	13,924	>4.00%	N/A	N/A
Magyar Bank	42,168	12.11%	13,923	>4.00%	20,884	>6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	44,893	8.60%	20,889	>4.00%	N/A	N/A
Magyar Bank	42,168	8.07%	20,893	>4.00%	26,116	>5.00%

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

A capital plan was submitted on a timely basis to the Federal Deposit Insurance Corporation and New Jersey Department of Banking of Insurance detailing the manner and timing in which the Bank will achieve the capital ratios. On March 2, 2012 the Bank was informed in writing by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, that the Consent Order had been terminated. The Bank is required to maintain Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. As of September 30, 2012, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.40% and the total qualifying capital as a percentage of risk-weighted assets was 13.21%.

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2012, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.15	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance***
14	Code of Ethics****
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
23.1	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. *****

_____________________________

*	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Available on our website www.magbank.com
*****	Furnished, not filed
93

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 20, 2012	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 20, 2012
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 20, 2012
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 20, 2012
Joseph J. Lukacs, Jr., D.M.D.

/s/ Andrew Hodulik	Director	December 20, 2012
Andrew Hodulik

/s/ Thomas Lankey	Director	December 20, 2012
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 20, 2012
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 20, 2012
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 20, 2012
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 20, 2012
Edward C. Stokes

