Form 10-Q
period 2012-12-31
Magyar Bancorp, Inc.
filed 2013-02-11
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2013
Common Stock, $0.01 Par Value	5,807,344

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2012	2012
	(Unaudited)
Assets
Cash	$1,211	$930
Interest earning deposits with banks	10,616	9,114
Total cash and cash equivalents	11,827	10,044

Investment securities - available for sale, at fair value	14,739	16,786
Investment securities - held to maturity, at amortized cost (fair value of $42,268
and $42,130 at December 31, 2012 and September 30, 2012, respectively)	41,213	41,068
Federal Home Loan Bank of New York stock, at cost	2,322	2,385
Loans receivable, net of allowance for loan losses of $4,094 and $3,858
at December 31, 2012 and September 30, 2012, respectively)	391,722	385,270
Bank owned life insurance	10,094	10,010
Accrued interest receivable	1,833	1,894
Premises and equipment, net	21,390	21,541
Other real estate owned ("OREO")	12,979	13,381
Other assets	6,485	6,467

Total assets	$514,604	$508,846

Liabilities and Stockholders' Equity
Liabilities
Deposits	$424,377	$416,518
Escrowed funds	863	769
Federal Home Loan Bank of New York advances	35,103	36,503
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	216	196
Accounts payable and other liabilities	3,874	4,855

Total liabilities	469,433	463,841

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued;
5,807,344 shares outstanding at December 31, 2012
and September 30, 2012, at cost	59	59
Additional paid-in capital	26,357	26,367
Treasury stock: 116,398 shares at December 31, 2012
and September 30, 2012, at cost	(1,301)	(1,301)
Unearned Employee Stock Ownership Plan shares	(1,087)	(1,116)
Retained earnings	21,882	21,600
Accumulated other comprehensive loss	(739)	(604)

Total stockholders' equity	45,171	45,005

Total liabilities and stockholders' equity	$514,604	$508,846

The accompanying notes are an integral part of these statements. 1

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2012	2011
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,546	$4,706
Investment securities
Taxable	379	541
Tax-exempt	1	1
Federal Home Loan Bank of New York stock	28	24

Total interest and dividend income	4,954	5,272

Interest expense
Deposits	816	1,102
Borrowings	358	504

Total interest expense	1,174	1,606

Net interest and dividend income	3,780	3,666

Provision for loan losses	441	370

Net interest and dividend income after
provision for loan losses	3,339	3,296

Other income
Service charges	231	267
Income on bank owned life insurance	84	84
Other operating income	17	28
Gains on sales of loans	265	116
Gains on sales of investment securities	64	84

Total other income	661	579

Other expenses
Compensation and employee benefits	1,798	1,855
Occupancy expenses	698	729
Professional fees	225	233
Data processing expenses	140	122
OREO expenses	141	258
FDIC deposit insurance premiums	174	176
Loan servicing expenses	52	96
Insurance expense	56	62
Other expenses	302	306
Total other expenses	3,586	3,837

Income before income tax expense	414	38

Income tax expense	132	7

Net income	$282	$31

Net income per share-basic and diluted	$0.05	$0.01

The accompanying notes are an integral part of these statements. 2

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2012	2011
	(Unaudited)

Net income	$282	$31

Other comprehensive loss:
Net unrealized (loss) gain on
securities available for sale	(129)	73
Realized gains on sales of securities
available for sale	(64)	(84)
Unrealized loss on derivatives	(20)	(23)
	(213)	(34)

Deferred income tax effect	78	11
Total other comprehensive loss	(135)	(23)

Total comprehensive income	$147	$8

The accompanying notes are an integral part of these statements. 3

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

For the Three Months Ended December 31, 2012

(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2012	5,807,344	$59	$26,367	$(1,301)	$(1,116)	$21,600	$(604)	$45,005

Net income	—	—	—	—	—	282	—	282
Other comprehensive loss	—	—	—	—	—	—	(135)	(135)
ESOP shares allocated	—	—	(14)	—	29	—	—	15
Stock-based compensation expense	—	—	4	—	—	—	—	4

Balance, December 31, 2012	5,807,344	$59	$26,357	$(1,301)	$(1,087)	$21,882	$(739)	$45,171

The accompanying notes are an integral part of these statements. 4

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2012	2011
	(Unaudited)
Operating activities
Net income	$282	$31
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	228	247
Premium amortization on investment securities, net	46	65
Provision for loan losses	441	370
Proceeds from the sales of loans	2,936	2,926
Gains on sale of loans	(265)	(116)
Gains on sales of investment securities	(64)	(84)
Losses on the sales of other real estate owned	8	32
ESOP compensation expense	15	8
Stock-based compensation expense	4	102
Deferred income tax benefit	132	5
Decrease (increase) in accrued interest receivable	61	(51)
Increase in surrender value bank owned life insurance	(84)	(84)
Increase in other assets	(90)	(213)
Increase in accrued interest payable	20	25
Increase (decrease) in accounts payable and other liabilities	(981)	272
Net cash provided by operating activities	2,689	3,535

Investing activities
Net increase in loans receivable	(9,564)	(9,650)
Purchases of investment securities held to maturity	(4,069)	(5,988)
Purchases of investment securities available for sale	—	(6,123)
Sales of investment securities available for sale	1,064	2,479
Principal repayments on investment securities held to maturity	3,894	3,720
Principal repayments on investment securities available for sale	837	1,806
Purchases of premises and equipment	(77)	(19)
Investment in other real estate owned	(160)	(5)
Proceeds from the sale of other real estate owned	553	3,215
Redemption of Federal Home Loan Bank stock	63	—
Net cash used by investing activities	(7,459)	(10,565)

Financing activities
Net increase in deposits	7,859	2,034
Stock compensation tax benefit	—	—
Net increase (decrease) in escrowed funds	94	(134)
Net change in short-term advances	(1,400)	—
Purchase of treasury stock	—	(21)
Net cash provided by financing activities	6,553	1,879
Net increase (decrease) in cash and cash equivalents	1,783	(5,151)

Cash and cash equivalents, beginning of period	10,044	15,034

Cash and cash equivalents, end of period	$11,827	$9,883

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,154	$1,581
Income taxes	$50	$—
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$1,373

The accompanying notes are an integral part of these statements. 5

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

Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The September 30, 2012 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2012 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

The FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2012 and 2011 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three months ended December 31, 2012 and the three months ended December 31, 2011. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended December 31,
	2012			2011
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$282	5,809	$0.05	$31	5,813	$0.01

Effect of dilutive securities
Options and grants	—	—	—	—	—	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$282	5,809	$0.05	$31	5,813	$0.01

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 10,364 shares of restricted shares at a weighted average price of $4.43 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2012 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 17,030 restricted shares at a weighted average price of $9.22 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2011 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2012	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2012	188,276	$14.61	4.2 years	$—

Exercisable at December 31, 2012	188,276	$14.61	4.2 years	$—

The following is a summary of the Company’s non-vested stock awards as of December 31, 2012 and changes during the three months ended December 31, 2012:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2012	13,402	$4.43
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2012	13,402	$4.43

Stock option and stock award expenses included with compensation expense were $0 and $4,000, respectively, for the three months ended December 31, 2012, and $40,000 and $62,000, respectively, for the three months ended December 31, 2011.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2012, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the three months ended December 31, 2012. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2012. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At December 31, 2012, shares allocated to participants totaled 103,545. Unallocated ESOP shares held in suspense totaled 114,318 at December 31, 2012 and had a fair market value of $480,136. The Company's expense for the ESOP was $15,000 and $8,000 for the three months ended December 31, 2012 and 2011, respectively.

NOTE F – OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended December 31,
	2012			2011
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:

Available-for-sale investments	$(129)	$44	$(85)	$73	$(32)	$41
Less reclassification adjustment for
gains realized in net income	(64)	26	(38)	(84)	34	(50)
Interest rate derivatives	(20)	8	(12)	(23)	9	(14)

Other comprehensive loss, net	$(213)	$78	$(135)	$(34)	$11	$(23)

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

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,809	$—	$1,809	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	7,744	—	7,744	—
Mortgage backed securities-commercial	4,174	—	4,174	—
Private label mortgage-backed securities-residential	1,012	—	1,012	—
Total securities available for sale	$14,739	$—	$14,739	$—

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,861	$—	$1,861	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,575	—	8,575	—
Mortgage backed securities-commercial	4,228	—	4,228	—
Debt securities	1,067	—	1,067	—
Private label mortgage-backed securities-residential	1,055	—	1,055	—
Total securities available for sale	$16,786	$—	$16,786	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Three impairment measurement methods are used, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral, less anticipated selling and disposition costs, if the asset is collateral dependent. The regulatory agencies require this method for loans from which repayment is expected to be provided solely by the underlying collateral. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2012 and September 30, 2012.

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$3,755	$—	$—	$3,755
Other real estate owned	—	—	—	—
	$3,755	$—	$—	$3,755

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,984	$—	$—	$5,984
Other real estate owned	464	—	—	464
	$6,448	$—	$—	$6,448

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2012 and September 30, 2012.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2012
Financial instruments - assets
Investment securities held-to-maturity	$41,213	$42,268	$2,999	$39,269	$—
Loans	391,722	402,568	—	—	402,568

Financial instruments - liabilities
Certificate of deposit	157,504	159,528	—	159,528	—
Borrowings	40,103	42,193	—	42,193	—

September 30, 2012
Financial instruments - assets
Investment securities held-to-maturity	$41,068	$42,130	$2,891	$39,239	$—
Loans	385,270	396,111	—	—	396,111

Financial instruments - liabilities
Certificate of deposit	158,461	160,753	—	160,753	—
Borrowings	41,503	43,898	—	43,898	—

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2012 and September 30, 2012:

	At December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,814	$—	$(5)	$1,809
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	7,614	130	—	7,744
Mortgage backed securities-commercial	4,031	143	—	4,174
Private label mortgage-backed securities-residential	990	23	(1)	1,012
Total securities available for sale	$14,449	$296	$(6)	$14,739

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,850	$11	$—	$1,861
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,368	207	—	8,575
Mortgage backed securities-commercial	4,053	175	—	4,228
Debt securities	1,000	67	—	1,067
Private label mortgage-backed securities-residential	1,031	25	(1)	1,055
Total securities available for sale	$16,302	$485	$(1)	$16,786

The maturities of the debt securities and mortgage-backed securities available-for-sale at December 31, 2012 are summarized in the following table:

At December 31, 2012
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	10,418	10,565
Commercial	4,031	4,174
Total	$14,449	$14,739

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2012 and September 30, 2012:

	At December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$9,731	$350	$(5)	$10,076
Mortgage-backed securities-commercial	1,503	13	—	1,516
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	19,592	681	(14)	20,259
Debt securities	6,004	7	(11)	6,000
Private label mortgage-backed securities-residential	1,342	34	—	1,376
Obligations of state and political subdivisions	41	1	—	42
Corporate securities	3,000	—	(1)	2,999
Total securities held to maturity	$41,213	$1,086	$(31)	$42,268

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$10,790	$414	$(8)	$11,196
Mortgage-backed securities - commercial	1,522	14	—	1,536
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	18,578	722	(5)	19,295
Debt securities	5,770	6	—	5,776
Private label mortgage-backed securities - residential	1,367	27	—	1,394
Obligations of state and political subdivisions	41	1	—	42
Corporate securities	3,000	—	(109)	2,891
Total securities held to maturity	$41,068	$1,184	$(122)	$42,130

The maturities of the debt securities and the mortgage backed securities held to maturity at December 31, 2012 are summarized in the following table:

	At December 31, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	3,041	3,041
Due after 5 but within 10 years	1,000	994
Due after 10 years	5,004	5,006
Total debt securities	9,045	9,041

Mortgage-backed securities:
Residential	30,665	31,711
Commercial	1,503	1,516
Total	$41,213	$42,268

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2012 and September 30, 2012 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2012
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$1,809	$(5)	$1,580	$(5)	$3,389	$(10)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	2	3,050	(14)	—	—	3,050	(14)
Debt securities	2	1,987	(11)	—	—	1,987	(11)
Private label mortgage-backed securities residential	1	—	—	26	(1)	26	(1)
Corporate securities	1	—	—	2,999	(1)	2,999	(1)
Total	8	$6,846	$(30)	$4,605	$(7)	$11,451	$(37)

		September 30, 2012
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$1,729	$(8)	$1,729	$(8)
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	1	1,143	(5)	—	—	1,143	(5)
Private label mortgage-backed securities residential	3	—	—	26	(1)	26	(1)
Corporate securities	1	—	—	2,891	(109)	2,891	(109)
Total	6	$1,143	$(5)	$4,646	$(118)	$5,789	$(123)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2012 and September 30, 2012, there were eight and six, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2012 and September 30, 2012.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2012	2012
	(Dollars in thousands)

One-to four-family residential	$158,236	$157,536
Commercial real estate	155,991	148,806
Construction	18,322	17,952
Home equity lines of credit	22,562	23,435
Commercial business	31,548	29,930
Other	9,004	11,265

Total loans receivable	395,663	388,924
Net deferred loan costs	153	204
Allowance for loan losses	(4,094)	(3,858)

Total loans receivable, net	$391,722	$385,270

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid	Average Recorded
At and for the three months	Recorded	Related	Recorded	Recorded	Principal	Investment
ended December 31, 2012	Investment	Allowance	Investment	Investment	Balance	During the Period
	(Dollars in thousands)

One-to four-family residential	$—	$—	$7,160	$7,160	$7,706	$7,142
Commercial real estate	3,987	795	2,272	6,259	7,039	6,342
Construction	—	—	5,141	5,141	6,854	5,141
Home equity lines of credit	1,339	120	981	2,320	2,549	2,316
Commercial business	665	333	57	722	722	390
Other	—	—	—	—	—	6
Total impaired loans	$5,991	$1,248	$15,611	$21,602	$24,870	$21,336

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid	Average Recorded
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal	Investment
September 30, 2012	Investment	Allowance	Investment	Investment	Balance	During the Year
	(Dollars in thousands)

One-to four-family residential	$—	$—	$7,124	$7,124	$7,594	$5,342
Commercial real estate	3,999	798	2,425	6,424	7,204	7,094
Construction	—	—	5,141	5,141	6,927	9,807
Home equity lines of credit	1,340	122	967	2,307	2,475	1,579
Commercial business	—	—	57	57	57	217
Other	12	12	—	12	12	2
Total impaired loans	$5,351	$932	$15,714	$21,065	$24,269	$24,042

For the Three Months
Ended December 31, 2011
(Dollars in thousands)

One-to four-family residential	$3,686
Commercial real estate	6,856
Construction	13,530
Home equity lines of credit	748
Commercial business	246
Other	—
Average investment in impaired loans	$25,065

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2012
One-to four-family residential	$146,366	$4,481	$7,389	$—	$158,236
Commercial real estate	143,382	5,358	5,572	1,679	155,991
Construction	8,250	4,931	5,141	—	18,322
Home equity lines of credit	19,409	833	981	1,339	22,562
Commercial business	28,447	2,379	57	665	31,548
Other	9,004	—	—	—	9,004
Total	$354,858	$17,982	$19,140	$3,683	$395,663

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$146,487	$3,925	$7,124	$—	$157,536
Commercial real estate	137,616	3,063	6,448	1,679	148,806
Construction	8,274	4,537	5,141	—	17,952
Home equity lines of credit	20,295	833	967	1,340	23,435
Commercial business	26,057	3,151	722	—	29,930
Other	11,253	—	12	—	11,265
Total	$349,982	$15,509	$20,414	$3,019	$388,924

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
December 31, 2012
One-to four-family residential	$145,936	$748	$3,359	$8,193	$12,300	$8,193	$158,236
Commercial real estate	144,462	274	4,011	7,244	11,529	7,244	155,991
Construction	13,181	—	—	5,141	5,141	5,141	18,322
Home equity lines of credit	20,752	1,037	18	755	1,810	755	22,562
Commercial business	30,610	81	—	857	938	857	31,548
Other	8,988	6	—	10	16	10	9,004
Total	$363,929	$2,146	$7,388	$22,200	$31,734	$22,200	$395,663

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$147,749	$621	$1,589	$7,577	$9,787	$7,577	$157,536
Commercial real estate	141,674	—	708	6,424	7,132	6,424	148,806
Construction	12,811	—	—	5,141	5,141	5,141	17,952
Home equity lines of credit	22,353	160	59	863	1,082	863	23,435
Commercial business	29,761	10	102	57	169	57	29,930
Other	11,253	—	—	12	12	12	11,265
Total	$365,601	$791	$2,458	$20,074	$23,323	$20,074	$388,924

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

The following table summarizes the ALL by loan category and related activity for the three months ended December 31, 2012 and 2011:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Charge-offs	(192)	—	—	—	—	(13)	—	(205)
Recoveries	—	—	—	—	—	—	—	—
Provision	251	(85)	(169)	1	406	8	29	441
Balance-December 31, 2012	$668	$1,844	$471	$233	$789	$18	$70	$4,094

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Charge-offs	—	—	(184)	(81)	(69)	—		(334)
Recoveries	—	—	—	—	—	—		—
Provision	(148)	245	90	58	135	(7)	(3)	370
Balance-December 31, 2011	$586	$1,511	$949	$78	$617	$6	$101	$3,848

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2012 and September 30, 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- December 31, 2012	$669	$1,844	$471	$233	$789	$18	$70	$4,094
Individually evaluated
for impairment	—	795	—	120	333	—	—	1,248
Collectively evaluated
for impairment	669	1,049	471	113	456	18	70	2,846

Loans receivable:
Balance-December 31, 2012	$158,236	$155,991	$18,322	$22,562	$31,548	$9,004		$395,663
Individually evaluated
for impairment	7,160	6,259	5,141	2,324	722	—		21,606
Collectively evaluated
for impairment	151,076	149,732	13,181	20,238	30,826	9,004		374,057

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Individually evaluated
for impairment	—	798	—	122	—	12	—	932
Collectively evaluated
for impairment	610	1,131	640	110	383	11	41	2,926

Loans receivable:
Balance-September 30, 2012	$157,536	$148,806	$17,952	$23,435	$29,930	$11,265		$388,924
Individually evaluated
for impairment	7,124	6,424	5,141	2,307	57	12		21,065
Collectively evaluated
for impairment	150,412	142,382	12,811	21,128	29,873	11,253		367,859

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

During the three months ended December 31, 2012 and 2011, the bank entered into TDRs with borrowings having financial difficulties. These TDRs involved lower than market interest rates and are summarized as follows:

	Three Months Ended December 31, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
Construction	1	$67	$67

Total	1	$67	$67

	Three Months Ended December 31, 2011
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$1,749	$1,749
Commercial real estate	1	249	249

Total	2	$1,998	$1,998

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three months ended December 31, 2012 and 2011, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2012	2012
	(Dollars in thousands)

Demand accounts	$64,418	$50,897
Savings accounts	53,536	55,293
NOW accounts	39,198	44,312
Money market accounts	109,721	107,555
Certificates of deposit	129,357	129,716
Retirement certificates	28,147	28,745
	$424,377	$416,518

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at December 31, 2012, the amount of which has not materially changed from that in place at September 30, 2012.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2012	2011
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$141	$13
State tax expense	24	8
Other	(33)	(14)

Income tax expense	$132	$7

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

	2012
	December 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,436	$1,450
Unused lines of credit	47,435	41,162
Fixed rate loan commitments	4,715	1,988
Variable rate loan commitments	3,423	14,112

	$57,009	$58,712

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

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Total assets increased $5.8 million, or 1.1%, to $514.6 million during the three months ended December 31, 2012. The increase was attributable to higher loans receivable, net of allowance for loan loss, which increased $6.5 million.

Cash and interest bearing deposits with banks increased $1.8 million, or 17.8%, to $11.8 million at December 31, 2012 from $10.0 million at September 30, 2012. Deposit inflows as well as sales and amortization of investment securities accounted for the year-to-date increase.

Total loans receivable increased $6.7 million during the three months ended December 31, 2012 to $395.7 million and were comprised of $158.2 million (40.0%) one-to-four family residential mortgage loans, $156.0 million (39.4%) commercial real estate loans, $31.5 million (8.0%) commercial business loans, $22.6 million (5.7%) home equity lines of credit loans, $18.3 million (4.6%) construction loans and $9.0 million (2.3%) other loans. Expansion of the portfolio during the quarter ended December 31, 2012 occurred primarily in commercial real estate, which increased $7.2 million, followed by commercial business loans, which increased $1.6 million, one-to-four family residential mortgage loans, which increased $700,000, and construction loans, which increased $370,000. Offsetting the increases were decreases in other and home equity lines of credit, which decreased $2.3 million and $873,000, respectively.

Total non-performing loans (“NPLs”) defined as loans 90 days or more delinquent, increased by $2.1 million, or 10.6%, to $22.2 million at December 31, 2012 from $20.1 million at September 30, 2012. The ratio of non-performing loans to total loans was 5.6% at December 31, 2012 compared to 5.2% at September 30, 2012.

Included in the non-performing loan totals were twenty-seven residential mortgage loans totaling $8.2 million, seventeen commercial loans totaling $8.1 million, six construction loans totaling $5.1 million, five home equity lines of credit totaling $755,000 and one consumer loan totaling $10,000.

During the three months ended December 31, 2012, the allowance for loan loss increased by $236,000 to $4,094,000. The increase during the quarter was primarily attributable to growth in the loan portfolio.

The allowance for loan losses as a percentage of non-performing loans decreased to 18.4% at December 31, 2012 from 19.2% at September 30, 2012. Our allowance for loan losses as a percentage of total loans increased to 1.03% at December 31, 2012 from 0.99% at September 30, 2012.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment.

Adverse economic conditions have led to high levels of NPLs, particularly in the Company’s one-to four-family residential, commercial real estate and construction loan portfolios. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by rapid deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

At December 31, 2012, non-performing construction loans consisted of six loans totaling $5.1 million for the development of single family homes. These loans were used for land acquisition and construction in various locations in the States of New Jersey and Pennsylvania. Magyar Bank is pursing foreclosure of the collateral securing the loans. Year-to-date, the Bank has not charged off any construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At December 31, 2012, there was one performing construction loan with an interest reserve representing an outstanding balance of $695,000, original interest reserves of $75,000, advanced interest reserves of $5,000, and a remaining interest reserve balance of $70,000. At December 31, 2011, there was one performing construction loan with an interest reserve representing an outstanding balance of $292,000, original interest reserves of $95,000, advanced interest reserves of $3,000, and a remaining interest reserve balance of $92,000.

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

A number of the Bank’s construction loans have been extended due to slower sales as a result of economic conditions. In cases where updated appraisals reflect collateral values insufficient to cover the loan, additional collateral and/or a principal reduction is required to extend the loan. Some of the Bank’s loans that originally had interest reserves are non-performing. The Bank does not currently have any NPLs with active interest reserves. Once a loan is deemed impaired, any interest reserve is frozen and the loan is placed on non-accrual so that no future interest income is recorded on these loans.

NPLs secured by one-to four-family residential properties including home equity lines of credit increased $508,000 to $8.9 million at December 31, 2012 from $8.4 million at September 30, 2012. There were thirty-two NPLs in the category in varying stages of foreclosure. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank has charged off $192,000 in residential and home equity line of credit loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans increased $820,000 to $7.2 million at December 31, 2012 from $6.4 million at September 30, 2012. The eleven non-accrual loans were in various stages of foreclosure and collection at December 31, 2012. Fiscal year-to-date, there have been no charge-offs to commercial real estate loans.

Non-performing commercial business loans increased $800,000 to $857,000 at December 31, 2012 from $57,000 at September 30, 2012. Fiscal year-to-date, there have been no charge-offs to commercial business loans.

Non-performing consumer loans decreased $3,000 to $10,000 at December 31, 2012 from $13,000 at September 30, 2012. Fiscal year-to-date, the Bank has charged off $12,000 in consumer loans through a reduction of its allowance for loan loss.

The allowance for loan loss does not typically include a specific reserve for NPLs as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed on an annual basis with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable or where a short-term resolution to the impairment is anticipated. At December 31, 2012, the Bank held specific reserves of $1.2 million for six loans totaling $6.0 million.

At December 31, 2012, investment securities totaled $56.0 million, reflecting a decrease of $1.9 million, or 3.3%, from September 30, 2012. Investment securities at December 31, 2012 consisted of $44.6 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $6.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $2.4 million in “private-label” mortgage-backed securities, and $41,000 in state municipal bonds. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2012. The Company purchased $4.1 million of U.S. Government-sponsored enterprise obligations, received repayments totaling $4.7 million and sold securities totaling $1.0 million during the three months ended December 31, 2012.

Other real estate owned decreased $402,000, or 3.0%, to $13.0 million during the three months ended December 31, 2012. The decrease was due to the sale of three properties totaling $561,000 during the quarter ended December 31, 2012 for a loss of $8,000. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Total deposits increased $7.9 million, or 1.9%, to $424.4 million during the three months ended December 31, 2012. The inflow in deposits occurred in non-interest checking accounts, which increased $13.5 million, or 26.6%, to $64.4 million and money market accounts, which increased $2.2 million, or 2.0%, to $109.7 million. Partially offsetting the increases were decreases in interest-bearing checking accounts, which decreased $5.1 million, or 11.5%, to $39.2 million, savings accounts, which decreased $1.8 million, or 3.2%, to $53.5 million, and certificates of deposit (including individual retirement accounts), which decreased $957,000, or 0.6%, to $157.5 million. Included with the total deposits at December 31, 2012 were $7.0 million in brokered certificates of deposit, reflecting a $500,000 decrease from $7.5 million at September 30, 2012.

Federal Home Loan Bank of New York advances decreased $1.4 million, or 3.4%, to $35.1 million at December 31, 2012 from $36.5 million at September 30, 2012, while securities sold under agreements to repurchase were unchanged at $5.0 million at December 31, 2012.

Stockholders’ equity increased $166,000, or 0.4%, to $45.2 million at December 31, 2012 from $45.0 million at September 30, 2012. The increase was due to the Company’s results from operations, partially offset by changes in the Company’s accumulated other comprehensive loss during the three month period.

The Company did not repurchase shares of its common stock during the three months ended December 31, 2012. Through December 31, 2012, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,807,344.

The Company’s book value per share increased to $7.78 at December 31, 2012 from $7.75 at September 30, 2012. The increase was due to the Company’s results of operations for the three months ended December 31, 2012.

Average Balance Sheets for the Three Months Ended December 31, 2012 and 2011

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Comparative Average Balance Sheets

(Dollars In Thousands)

	For the Three Months Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$10,063	$7	0.27%	$15,996	$12	0.29%
Loans receivable, net	386,825	4,546	4.66%	382,126	4,706	4.89%
Securities
Taxable	56,828	372	2.60%	72,582	529	2.89%
Tax-exempt (1)	41	1	9.09%	72	2	9.09%
FHLB of NY stock	2,546	28	4.34%	2,299	24	4.12%
Total interest-earning assets	456,303	4,954	4.31%	473,075	5,273	4.42%
Noninterest-earning assets	53,451			54,297
Total assets	$509,754			$527,372

Interest-bearing liabilities:
Savings accounts (2)	$54,460	37	0.27%	$59,882	74	0.49%
NOW accounts (3)	146,693	136	0.37%	142,172	161	0.45%
Time deposits (4)	158,603	643	1.61%	173,698	867	1.98%
Total interest-bearing deposits	359,756	816	0.90%	375,752	1,102	1.16%
Borrowings	44,573	358	3.19%	49,916	504	4.01%
Total interest-bearing liabilities	404,329	1,174	1.15%	425,668	1,606	1.50%
Noninterest-bearing liabilities	60,183			57,188
Total liabilities	464,512			482,856
Retained earnings	45,242			44,516
Total liabilities and retained earnings	$509,754			$527,372

Tax-equivalent basis adjustment		—			(1)
Net interest and dividend income		$3,780			$3,666
Interest rate spread			3.16%			2.92%
Net interest-earning assets	$51,974			$47,407
Net interest margin (5)			3.29%			3.07%
Average interest-earning assets to average interest-bearing liabilities	112.85%			111.14%

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

Net Income. Net income increased $251,000 during the three-month period ended December 31, 2012 compared with the three-month period ended December 31, 2011 due to a $114, 000, or 3.1% increase in net interest and dividend income to $3.8 million at December 31, 2012 from $3.7 million at December 31, 2011, an $82,000, or 14.2% increase in non-interest income to $661,000 at December 31, 2012 from $579,000 at December 31, 2011, and a $251,000, or 6.5% decrease in non-interest expense to $3.6 million at December 31, 2012 from $3.8 million at December 31, 2011.

Net Interest and Dividend Income. Net interest and dividend income increased $114,000 to $3.8 million due to a higher net interest margin, which increased 22 basis points to 3.29% for the three months ended December 31, 2012 compared to 3.07% for the quarter ended December 31, 2011. The yield on the Company’s interest-earning assets fell 11 basis points to 4.31% for the three months ended December 31, 2012 from 4.42% for the three months ended December 31, 2011 primarily due to the lower overall interest rate environment. However, the cost of interest-bearing liabilities fell 35 basis points to 1.15% for the three months ended December 31, 2012 from 1.50% for the three months ended December 31, 2011. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $318,000, or 6.0%, to $5.0 million for the three months ended December 31, 2012 from $5.3 million for the three months ended December 31, 2011. The decrease was attributable to lower average interest-earning assets, which declined $16.8 million, or 3.5%, as well as a decrease in the yield on such assets of 11 basis points to 4.31% for the quarter ended December 31, 2012 compared with the prior year period.

Interest earned on loans decreased $160,000, or 3.4%, to $4.5 million for the three months ended December 31, 2012 compared with the prior year period due to a 23 basis point decrease in the average yield on such loans to 4.66% from 4.89%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest-earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $162,000, or 29.9%, to $380,000 due to a $21.7 million, or 24.5%, decrease in the average balance of such securities to $66.9 million for the three months ended December 31, 2012. The average yield decreased 18 basis points to 2.25% for the three months ended December 31, 2012 from 2.43% for the three months ended December 31, 2011. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $432,000, or 26.9%, to $1.2 million for the three months ended December 31, 2012 from $1.6 million for the three months ended December 31, 2011. The average balance of interest-bearing liabilities decreased $21.3 million, or 5.0%, between the two periods, while the cost on such liabilities fell 35 basis points to 1.15% for the quarter ended December 31, 2012 compared with the prior year period.

The average balance of interest bearing deposits decreased $16.0 million to $359.8 million from $375.8 million while the average cost of such deposits decreased 26 basis points to 0.90% from 1.16% in the lower market interest rate environment. As a result, interest expense on deposits decreased $286,000 to $816,000 for the three months ended December 31, 2012 from $1.1 million for the three months ended December 31, 2011.

Interest expense on advances and securities sold under agreements to repurchase decreased $146,000, or 29.0%, to $358,000 for the three months ended December 31, 2012 from $504,000 for the prior year period due to a decrease in the average balance of such borrowings to $44.6 million from $49.9 million. In addition, the average cost of advances and securities sold under agreements to repurchase decreased 82 basis points to 3.19% for the three months ended December 31, 2012 from 4.01% for the prior year period, reflecting the repayment of a higher interest-bearing $10 million security sold under agreements to repurchase between periods.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $441,000 for the three months ended December 31, 2012 compared to a provision of $370,000 for the prior year period. The provision for loan losses increased $71,000, or 19.2%, during the current period compared with the prior year period primarily attributable to a $4.7 million increase in an average balance in the loan portfolio.

Net charge-offs were $205,000 for the three months ended December 31, 2012 compared to $334,000 for the three months ended December 31, 2011. The Bank reduced the carrying balance on four loans totaling $416,000 by $205,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans. These consisted of two home equity loans, one mortgage loan, and one unsecured consumer loan.

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

Other Income. Non-interest income increased $82,000, or 14.2%, to $661,000 during the three months ended December 31, 2012 compared to $579,000 for the three months ended December 31, 2011. The increase in non-interest income was primarily attributable to higher net gains on the sales of assets, which were $329,000 for the three months ended December 31, 2012 compared with $200,000 for the three months ended December 31, 2011. Offsetting these increases was a decrease in service charge fee income of $36,000 which was a result of lower deposit and loan service fees received during the current year period.

Other Expenses. During the three months ended December 31, 2012, non-interest expenses decreased $251,000 to $3.6 million from $3.8 million for the three months ended December 31, 2011. The decrease was primarily the result of lower Other Real Estate Owned expenses, which decreased by $117,000 to $141,000 for the three months ended December 31, 2012 from $258,000 for the prior year period. In addition, compensation and employee benefit expenses fell $57,000, or 3.1%, due to lower stock award and option expenses, loan servicing expenses fell $44,000, or 45.8%, due to lower non-performing loan expenses, and occupancy expenses fell $31,000, or 4.3%, due to the closure of a retail office in February 2012.

Income Tax Expense. The Company recorded tax expense of $132,000 for the three months ended December 31, 2012, compared to $7,000 for the three months ended December 31, 2011, reflecting increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2012 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2012, the Company had commitments outstanding under letters of credit of $1.4 million, commitments to originate loans of $8.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $47.4 million. There has been no material change during the three months ended December 31, 2012 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

On April 22, 2010, Magyar Bank entered into agreements with the Federal Deposit Insurance Corporation ("FDIC"), its principal federal banking regulator, and the New Jersey Department of Banking and Insurance (the "Department"), which required the Bank to take certain measures to improve its safety and soundness. In connection with these agreements, the Bank stipulated to the issuance by the FDIC and the Department of consent orders against the Bank (the "Consent Orders") relating to certain findings from an examination of the Bank. The Consent Orders were filed with the Securities and Exchange Commission on Form 8-K as Exhibits 10.1 and 10.2 on April 23, 2010.

Among the corrective actions required were for the Bank to develop, within 30 days of the April 22, 2010 effective date of the Consent Orders, a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12%. The Bank developed and filed a capital plan on a timely basis with the FDIC and the Department.

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

At December 31, 2012, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.56%, and total qualifying capital as a percentage of risk-weighted assets was 13.11%.

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

There has been no change in the Company's internal control over financial reporting during its three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2012. Through December 31, 2012, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,807,344.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and September 30, 2012; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2012; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2012; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
32

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 11, 2013
/s/ John S. Fitzgerald

John S. Fitzgerald
President and Chief Executive Officer

Date: February 11, 2013	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

