Form 10-Q
period 2013-03-31
Magyar Bancorp, Inc.
filed 2013-05-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, $0.01 Par Value	5,807,344

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2013	2012
	(Unaudited)
Assets
Cash	$979	$930
Interest earning deposits with banks	11,294	9,114
Total cash and cash equivalents	12,273	10,044

Investment securities - available for sale, at fair value	18,525	16,786
Investment securities - held to maturity, at amortized cost (fair value of $44,851
and $42,130 at March 31, 2013 and September 30, 2012, respectively)	43,936	41,068
Federal Home Loan Bank of New York stock, at cost	2,468	2,385
Loans receivable, net of allowance for loan losses of $3,184 and $3,858
at March 31, 2013 and September 30, 2012, respectively)	387,445	385,270
Bank owned life insurance	10,176	10,010
Accrued interest receivable	1,853	1,894
Premises and equipment, net	21,232	21,541
Other real estate owned ("OREO")	15,932	13,381
Other assets	6,479	6,467

Total assets	$520,319	$508,846

Liabilities and Stockholders' Equity
Liabilities
Deposits	$426,722	$416,518
Escrowed funds	525	769
Federal Home Loan Bank of New York advances	38,340	36,503
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	189	196
Accounts payable and other liabilities	4,732	4,855

Total liabilities	475,508	463,841

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—

Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,807,344 shares outstanding	59	59
Additional paid-in capital	26,348	26,367

Treasury stock: 116,398 shares, at cost	(1,301)	(1,301)
Unearned Employee Stock Ownership Plan shares	(1,058)	(1,116)
Retained earnings	21,539	21,600
Accumulated other comprehensive loss	(776)	(604)

Total stockholders' equity	44,811	45,005

Total liabilities and stockholders' equity	$520,319	$508,846

The accompanying notes are an integral part of these statements. 1

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,474	$4,692	$9,020	$9,398
Investment securities
Taxable	381	521	760	1,061
Tax-exempt	—	1	1	2
Federal Home Loan Bank of New York stock	29	29	57	53

Total interest and dividend income	4,884	5,243	9,838	10,514

Interest expense
Deposits	775	1,016	1,591	2,118
Borrowings	349	497	707	1,001

Total interest expense	1,124	1,513	2,298	3,119
Net interest and dividend income	3,760	3,730	7,540	7,395

Provision for loan losses	1,000	323	1,441	693
Net interest and dividend income after
provision for loan losses	2,760	3,407	6,099	6,702

Other income
Service charges	215	235	446	502
Income on bank owned life insurance	83	91	166	175
Other operating income	29	14	47	42
Gains on sales of loans	82	143	346	260
Gains on sales of investment securities (Note F)	—	64	63	148
Total other income	409	547	1,068	1,127

Other expenses
Compensation and employee benefits	1,842	1,871	3,640	3,726
Occupancy expenses	723	726	1,421	1,455
Professional fees	274	332	499	565
Data processing expenses	154	135	294	257
OREO expenses	179	260	320	519
FDIC deposit insurance premiums	174	181	348	357
Loan servicing expenses	63	87	115	183
Insurance expense	59	62	115	124
Other expenses	319	332	621	638
Total other expenses	3,787	3,986	7,373	7,824
Income (loss) before income tax benefit	(618)	(32)	(206)	5
Income tax benefit (Note F)	(275)	(42)	(145)	(35)
Net income (loss)	$(343)	$10	$(61)	$40

Net income (loss) per share-basic	$(0.06)	$0.00	$(0.01)	$0.01

The accompanying notes are an integral part of these statements. 2

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
	(Unaudited)

Net income (loss)	$(343)	$10	$(61)	$40

Other comprehensive loss:
Net unrealized (loss) gain on
securities available for sale	(42)	42	(172)	116
Realized gains on sales of securities
available for sale	—	(64)	(64)	(148)
Unrealized loss on derivatives	(18)	(22)	(38)	(45)
	(60)	(44)	(274)	(77)

Deferred income tax effect	22	15	102	25
Total other comprehensive loss	(38)	(29)	(172)	(52)

Total comprehensive loss	$(381)	$(19)	$(233)	$(12)

The accompanying notes are an integral part of these statements. 3

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statement of Changes in Stockholders' Equity

 For the Six Months Ended March 31, 2013

 (In Thousands, Except for Share Amounts)

(Unaudited)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2012	5,807,344	$59	$26,367	$(1,301)	$(1,116)	$21,600	$(604)	$45,005

Net loss	—	—	—	—	—	(61)	—	(61)
Other comprehensive loss	—	—	—	—	—	—	(172)	(172)
ESOP shares allocated	—	—	(28)	—	58	—	—	30
Stock-based compensation expense	—	—	9	—	—	—	—	9

Balance, March 31, 2013	5,807,344	$59	$26,348	$(1,301)	$(1,058)	$21,539	$(776)	$44,811

The accompanying notes are an integral part of these statements. 4

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2013	2012
	(Unaudited)
Operating activities
Net income (loss)	$(61)	$40
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	460	490
Premium amortization on investment securities, net	104	129
Provision for loan losses	1,441	693
Provision for loss on other real estate owned	—	77
Proceeds from the sales of loans	3,982	4,930
Gains on sale of loans	(346)	(260)
Gains on sales of investment securities	(64)	(148)
Losses on the sales of other real estate owned	45	42
ESOP compensation expense	30	23
Stock-based compensation expense	9	172
Deferred income tax benefit	(31)	(38)
Decrease in accrued interest receivable	41	54
Increase in surrender value bank owned life insurance	(166)	(176)
Decrease (increase) in other assets	83	(146)
Decrease in accrued interest payable	(7)	(20)
Increase (decrease) in accounts payable and other liabilities	(123)	765
Net cash provided by operating activities	5,397	6,627

Investing activities
Net increase in loans receivable	(10,368)	(6,341)
Purchases of investment securities held to maturity	(9,200)	(8,057)
Purchases of investment securities available for sale	(5,040)	(10,156)
Sales of investment securities held to maturity	—	—
Sales of investment securities available for sale	1,064	5,584
Principal repayments on investment securities held to maturity	6,266	7,499
Principal repayments on investment securities available for sale	2,028	2,967
Purchases of premises and equipment	(151)	(103)
Investment in other real estate owned	(264)	(269)
Proceeds from the sale of other real estate owned	783	3,417
(Purchase) redemption of Federal Home Loan Bank stock	(83)	100
Net cash used by investing activities	(14,965)	(5,359)

Financing activities
Net increase (decrease) in deposits	10,204	(2,420)
Stock compensation tax benefit	—	—
Net (decrease) increase in escrowed funds	(244)	20
Proceeds from long-term advances	4,692	—
Repayments of long-term advances	(1,455)	(2,228)
Net change in short-term advances	(1,400)	—
Purchase of treasury stock	—	(32)
Net cash provided (used) by financing activities	11,797	(4,660)
Net increase (decrease) in cash and cash equivalents	2,229	(3,392)

Cash and cash equivalents, beginning of period	10,044	15,034

Cash and cash equivalents, end of period	$12,273	$11,642

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,305	$3,139
Income taxes	$54	$6
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$3,116	$1,373

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

Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The September 30, 2012 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2013 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial condition as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial condition: 1) derivative financial instruments; 2) repurchase agreements and reverse repurchase agreements; and 3) securities borrowing and securities lending transactions. The Corporation will be required to adopt the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective October 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impact the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial condition, the adoption is expected to have no impact on the Corporations’ consolidated statements of income and condition.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross-reference to the related note to the financial statements for additional information. The Corporation adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Corporation provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Corporation’s consolidated statements of income and condition. See Note F to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share for the three and six months ended March 31, 2013 and 2012 were calculated by dividing net income (loss) by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three and six months ended March 31, 2013 and the three and six months ended March 31, 2012. The following table shows the Company’s earnings (loss) per share for the periods presented:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
	(In thousands except for per share data)

Income applicable to common shares	$(343)	$10	$(61)	$40
Weighted average number of common shares
outstanding - basic	5,810	5,810	5,810	5,802
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,810	5,810	5,810	5,802

Basic earnings per share	$(0.06)	$0.002	$(0.01)	$0.01

Diluted earnings per share	N/A	$0.002	N/A	$0.01

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 9,352 shares of restricted shares at a weighted average price of $4.43 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2013 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 13,402 restricted shares at a weighted average price of $4.43 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2012 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Calculations of dilution are not applicable in loss periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2012	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2013	188,276	$14.61	3.9 years	$—

Exercisable at March 31, 2013	188,276	$14.61	3.9 years	$—

The following is a summary of the Company’s non-vested stock awards as of March 31, 2013 and changes during the six months ended March 31, 2013:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2012	13,402	$4.43
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2013	13,402	$4.43

Stock option and stock award expenses included with compensation expense were $0 and $9,000, respectively, for the six months ended March 31, 2013.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2013, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the six months ended March 31, 2013. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2013. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meets the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.25% at January 1, 2013) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At March 31, 2013, shares allocated to participants totaled 116,692. Unallocated ESOP shares held in suspense totaled 101,171 at March 31, 2013 and had a fair market value of $531,148. The Company's contribution expense for the ESOP was $30,000 and $23,000 for the six months ended March 31, 2013 and 2012, respectively.

NOTE F – OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended March 31,
	2013			2012
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$(42)	$15	$(27)	$42	$(20)	$22
Less reclassification adjustment for
gains realized in net income (A)	—	—	—	(64)	26	(38)
Interest rate derivatives	(18)	7	(11)	(22)	9	(13)

Other comprehensive loss, net	$(60)	$22	$(38)	$(44)	$15	$(29)

	Six Months Ended March 31,
	2013			2012
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$(172)	$61	$(111)	$116	$(52)	$64
Less reclassification adjustment for
gains realized in net income (A)	(64)	26	(38)	(148)	59	(89)
Interest rate derivatives	(38)	15	(23)	(45)	18	(27)

Other comprehensive loss, net	$(274)	$102	$(172)	$(77)	$25	$(52)

(A)	The gross realized gains on securities sales and the related tax effect are reflected in the consolidated statements of operations in gains on sales of investment of securities and income tax benefit, respectively.

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

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,690	$—	$1,690	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,843	—	11,843	—
Mortgage backed securities-commercial	4,118	—	4,118	—
Private label mortgage-backed securities-residential	874	—	874	—
Total securities available for sale	$18,525	$—	$18,525	$—

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,861	$—	$1,861	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,575	—	8,575	—
Mortgage backed securities-commercial	4,228	—	4,228	—
Debt securities	1,067	—	1,067	—
Private label mortgage-backed securities-residential	1,055	—	1,055	—
Total securities available for sale	$16,786	$—	$16,786	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2013 and September 30, 2012.

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,422	$—	$—	$5,422
Other real estate owned	257	—	—	257
	$5,679	$—	$—	$5,679

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,984	$—	$—	$5,984
Other real estate owned	464	—	—	464
	$6,448	$—	$—	$6,448

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitave Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
March 31, 2013	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,422	Appraisal of collateral (1)	Liquidation expenses (2)	-7.39% to -25.20% (-17.66%)
Other real estate owned	$257	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	-8.76% to -8.76% (-8.76%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
12

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2013 and September 30, 2012.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2013
Financial instruments - assets
Investment securities held-to-maturity	$43,936	$44,851	$—	$44,851	$—
Loans	387,445	396,699	—	—	396,699

Financial instruments - liabilities
Certificate of deposit	162,725	165,023	—	165,023	—
Borrowings	43,340	45,265	—	45,265	—

September 30, 2012
Financial instruments - assets
Investment securities held-to-maturity	$41,068	$42,130	$—	$42,130	$—
Loans	385,270	396,111	—	—	396,111

Financial instruments - liabilities
Certificate of deposit	158,461	160,753	—	160,753	—
Borrowings	41,503	43,898	—	43,898	—

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2013 and September 30, 2012:

	At March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,671	$19	$—	$1,690
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,733	122	(12)	11,843
Mortgage backed securities-commercial	4,007	111	—	4,118
Private label mortgage-backed securities-residential	865	10	(1)	874
Total securities available for sale	$18,276	$262	$(13)	$18,525

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,850	$11	$—	$1,861
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,368	207	—	8,575
Mortgage backed securities-commercial	4,053	175	—	4,228
Debt securities	1,000	67	—	1,067
Private label mortgage-backed securities-residential	1,031	25	(1)	1,055
Total securities available for sale	$16,302	$485	$(1)	$16,786

The maturities of the debt securities and mortgage-backed securities available-for-sale at March 31, 2013 are summarized in the following table:

At March 31, 2013
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	14,269	14,407
Commercial	4,007	4,118
Total	$18,276	$18,525

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2013 and September 30, 2012:

	At March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$10,950	$318	$(25)	$11,243
Mortgage-backed securities-commercial	1,485	9	—	1,494
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	21,476	606	(32)	22,050
Debt securities	6,001	4	(16)	5,989
Private label mortgage-backed securities-residential	1,013	51	—	1,064
Obligations of state and political subdivisions	11	—	—	11
Corporate securities	3,000	—	—	3,000
Total securities held to maturity	$43,936	$988	$(73)	$44,851

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$10,790	$414	$(8)	$11,196
Mortgage-backed securities - commercial	1,522	14	—	1,536
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	18,578	722	(5)	19,295
Debt securities	5,770	6	—	5,776
Private label mortgage-backed securities - residential	1,367	27	—	1,394
Obligations of state and political subdivisions	41	1	—	42
Corporate securities	3,000	—	(109)	2,891
Total securities held to maturity	$41,068	$1,184	$(122)	$42,130

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2013 are summarized in the following table:

	At March 31, 2013
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$11	$11
Due after 1 but within 5 years	3,000	3,000
Due after 5 but within 10 years	1,000	998
Due after 10 years	5,001	4,991
Total debt securities	9,012	9,000

Mortgage-backed securities:
Residential	33,439	34,357
Commercial	1,485	1,494
Total	$43,936	$44,851

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2013 and September 30, 2012 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2013
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	4	$5,629	$(13)	$1,411	$(24)	$7,040	$(37)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	3	4,428	(32)	—	—	4,428	(32)
Debt securities	2	1,983	(16)	—	—	1,983	(16)
Private label mortgage-backed securities residential	1	—	—	25	(1)	25	(1)
Corporate securities	1	—	—	3,000	0	3,000	—
Total	11	$12,040	$(61)	$4,436	$(25)	$16,476	$(86)

		September 30, 2012
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$1,729	$(8)	$1,729	$(8)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	1	1,143	(5)	—	—	1,143	(5)
Private label mortgage-backed securities residential	3	—	—	26	(1)	26	(1)
Corporate securities	1	—	—	2,891	(109)	2,891	(109)
Total	6	$1,143	$(5)	$4,646	$(118)	$5,789	$(123)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2013 and September 30, 2012, there were eight and six, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2013 and September 30, 2012.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2013	2012
	(Dollars in thousands)

One-to four-family residential	$155,426	$157,536
Commercial real estate	148,693	148,806
Construction	23,104	17,952
Home equity lines of credit	21,699	23,435
Commercial business	32,612	29,930
Other	8,663	11,265

Total loans receivable	390,197	388,924
Net deferred loan costs	432	204
Allowance for loan losses	(3,184)	(3,858)

Total loans receivable, net	$387,445	$385,270

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the six months ended	Recorded	Related	Recorded	Recorded	Principal
March 31, 2013	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$1,584	$216	$9,544	$11,128	$12,332
Commercial real estate	1,726	253	4,976	6,702	7,860
Construction	1,644	141	2,418	4,062	5,698
Home equity lines of credit	—	—	975	975	1,203
Commercial business	665	333	204	869	890
Other	—	—	—	—	—
Total impaired loans	$5,619	$943	$18,117	$23,736	$27,983

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2012	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$7,124	$7,124	$7,594
Commercial real estate	3,999	798	2,425	6,424	7,204
Construction	—	—	5,141	5,141	6,927
Home equity lines of credit	1,340	122	967	2,307	2,475
Commercial business	—	—	57	57	57
Other	12	12	—	12	12
Total impaired loans	$5,351	$932	$15,714	$21,065	$24,269

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Six Months
	Ended March 31, 2013	Ended March 31, 2013
	(Dollars in thousands)

One-to four-family residential	$9,145	$8,471
Commercial real estate	6,482	6,462
Construction	4,602	4,781
Home equity lines of credit	1,648	1,867
Commercial business	796	549
Other	2	4
Average investment in impaired loans	$22,673	$22,134

Interest income recognized on
an accrual basis on impaired loans	$—	$—
Interest income recognized on
a cash basis on impaired loans	$—	$—

	Three Months	Six Months
	Ended March 31, 2012	Ended March 31, 2012
	(Dollars in thousands)

One-to four-family residential	$4,601	$4,242
Commercial real estate	7,064	7,094
Construction	11,431	12,806
Home equity lines of credit	1,377	1,181
Commercial business	231	239
Average investment in impaired loans	$24,704	$25,562

Interest income recognized on
an accrual basis on impaired loans	$—	$—
Interest income recognized on
a cash basis on impaired loans	$—	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2013
One-to four-family residential	$146,814	$1,087	$7,525	$—	$155,426
Commercial real estate	139,684	6,179	2,830	—	148,693
Construction	14,115	4,927	4,062	—	23,104
Home equity lines of credit	18,765	1,958	976	—	21,699
Commercial business	29,700	2,113	134	665	32,612
Other	8,663	—	—	—	8,663
Total	$357,741	$16,264	$15,527	$665	$390,197

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$146,487	$3,925	$7,124	$—	$157,536
Commercial real estate	137,616	3,063	6,448	1,679	148,806
Construction	8,274	4,537	5,141	—	17,952
Home equity lines of credit	20,295	833	967	1,340	23,435
Commercial business	26,057	3,151	722	—	29,930
Other	11,253	—	12	—	11,265
Total	$349,982	$15,509	$20,414	$3,019	$388,924

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
March 31, 2013
One-to four-family residential	$146,442	$445	$1,918	$6,622	$8,984	$6,622	$155,426
Commercial real estate	144,928	319	—	3,446	3,765	3,446	148,693
Construction	19,132	—	—	3,972	3,972	3,972	23,104
Home equity lines of credit	20,631	248	—	820	1,068	820	21,699
Commercial business	31,745	—	68	799	867	799	32,612
Other	8,663	—	—	—	—	—	8,663
Total	$371,541	$1,012	$1,986	$15,659	$18,656	$15,659	$390,197

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$147,749	$621	$1,589	$7,577	$9,787	$7,577	$157,536
Commercial real estate	141,674	—	708	6,424	7,132	6,424	148,806
Construction	12,811	—	—	5,141	5,141	5,141	17,952
Home equity lines of credit	22,353	160	59	863	1,082	863	23,435
Commercial business	29,761	10	102	57	169	57	29,930
Other	11,253	—	—	12	12	12	11,265
Total	$365,601	$791	$2,458	$20,074	$23,323	$20,074	$388,924

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2013:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Charge-offs	(192)	—	—	—	—	(13)	—	(205)
Recoveries	—	—	—	—	—	—	—	—
Provision	251	(85)	(169)	1	406	8	29	441
Balance- December 31, 2012	$668	$1,844	$471	$233	$789	$18	$70	$4,094
Charge-offs	(221)	(576)	(1,057)	—	(75)	—	—	(1,929)
Recoveries	—	20	—	—	—	—	—	20
Provision	95	(268)	1,197	(56)	80	(8)	(40)	$1,000
Balance- March 31, 2013	$542	$1,020	$611	$177	$794	$10	$30	$3,184

The following table summarizes the ALL by loan category and related activity for the six months ended March 31, 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Charge-offs	—	—	(184)	(81)	(69)	—		(334)
Recoveries	—	—	—	—	—	—		—
Provision	(148)	245	90	58	135	(7)	(3)	370
Balance- December 31, 2011	$586	$1,511	$949	$78	$617	$6	$101	$3,848
Charge-offs	(20)	—	(143)	—	—	—		(163)
Recoveries	—	—	—	—	—	—		—
Provision	245	192	(60)	150	(212)	4	4	323
Balance-March 31, 2012	$811	$1,703	$746	$228	$405	$10	$105	$4,008

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2013 and September 30, 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- March 31, 2013	$542	$1,020	$611	$177	$794	$10	$30	$3,184
Individually evaluated
for impairment	216	253	141	—	333	—	—	943
Collectively evaluated
for impairment	326	767	470	177	461	10	30	2,241

Loans receivable:
Balance- March 31, 2013	$155,426	$148,693	$23,104	$21,699	$32,612	$8,663		$390,197
Individually evaluated
for impairment	11,128	6,702	4,062	975	869	—		23,736
Collectively evaluated
for impairment	144,298	141,991	19,042	20,724	31,743	8,663		366,461

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Individually evaluated
for impairment	—	798	—	122	—	12	—	932
Collectively evaluated
for impairment	610	1,131	640	110	383	11	41	2,926

Loans receivable:
Balance-September 30, 2012	$157,536	$148,806	$17,952	$23,435	$29,930	$11,265		$388,924
Individually evaluated
for impairment	7,124	6,424	5,141	2,307	57	12		21,065
Collectively evaluated
for impairment	150,412	142,382	12,811	21,128	29,873	11,253		367,859

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

The Bank has adopted FASB ASU No. 2011-02 on the determination of whether a loan restructuring is considered to be a Troubled Debt Restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally included, but not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There were seven TDRs during the three months ended March 31, 2013 and eight TDRs during the six months ended March 31, 2013. These were classified as TDRs due to financial difficulty of the borrowers and lower than market interest rates. The following table summarizes the TDRs during the three and six month period ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	7	$1,202	$1,202

Total	7	$1,202	$1,202

	Six Months Ended March 31, 2013
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	7	$1,202	$1,202
Construction	1	67	67

Total	8	$1,269	$1,269

ThreeMonths Ended March 31, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
(Dollars in thousands)
One-to four-family residential	—	$—	$—
Commercial real estate	—	—	—

Total	—	$—	$—

	Six Months Ended March 31, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$1,749	$1,749
Commercial real estate	1	249	249

Total	2	$1,998	$1,998

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three and six months ended March 31, 2013, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2013	2012
	(Dollars in thousands)

Demand accounts	$57,902	$50,897
Savings accounts	54,108	55,293
NOW accounts	42,986	44,312
Money market accounts	109,001	107,555
Certificates of deposit	135,000	129,716
Retirement certificates	27,725	28,745
	$426,722	$416,518

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at March 31, 2013, the amount of which has not materially changed from that in place at September 30, 2012.

A reconciliation of income tax between the amounts calculated based upon pre-tax income (loss) at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)

Income tax (benefit) expense at 34%
statutory federal tax rate	$(210)	$(11)	$(70)	$2
Change in valuation allowance related
to deferred income tax assets	—	(7)	—	9
State tax expense	(33)	3	(9)	11
Other	(32)	(27)	(66)	(57)

Income tax benefit	$(275)	$(42)	$(145)	$(35)

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

As of March 31, 2013 and September 30, 2012, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	March 31,	September 30,
	2013	2012
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,450	$1,450
Unused lines of credit	48,118	41,162
Fixed rate loan commitments	2,052	1,988
Variable rate loan commitments	4,149	14,112

	$55,769	$58,712

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Total assets increased $11.5 million, or 2.3%, to $520.3 million at March 31, 2013 from $508.8 million at September 30, 2012. The increase was attributable to higher balances in investment securities, OREO, cash and cash equivalents, and loans receivable.

Cash and interest bearing deposits with banks increased $2.2 million, or 22.2%, to $12.3 million at March 31, 2013 from $ 10.0 million at September 30, 2012 due to deposit inflows during the six months period that exceeded loan origination and investment security purchases.

Total loans receivable increased $1.3 million during the six months ended March 31, 2013 to $390.2 million and were comprised of $155.4 million (39.8%) one-to-four family residential mortgage loans, $148.7 million (38.1%) commercial real estate loans, $32.6 million (8.4%) commercial business loans, $23.1 million (5.9%) construction loans, $21.7 million (5.6%) home equity lines of credit and $8.7 million (2.2%) other loans. Expansion of the portfolio during the six months ended March 31, 2013 occurred primarily in construction loans, which increased $5.2 million, followed by commercial business loans, which increased $2.7 million.

Total non-performing loans decreased by $4.4 million to $15.7 million at March 31, 2013 from $20.1 million at September 30, 2012. The ratio of non-performing loans to total loans decreased to 4.0% at March 31, 2013 from 5.2% at September 30, 2012.

Included in the non-performing loan totals were twenty residential mortgage loans totaling $6.6 million, six construction loans totaling $4.0 million, seven commercial real estate loans totaling $3.4 million, seven home equity lines of credit totaling $820,000, and four commercial business loan totaling $799,000.

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

At March 31, 2013, non-performing construction loans consisted of six loans totaling $4.0 million for the development of single family homes. These loans were used for land acquisition and construction in various locations in New Jersey and Pennsylvania. Magyar Bank is pursing foreclosure of the collateral securing the loans. Year-to-date, the Bank had charged off $1.1 million in construction loans through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At March 31, 2013, there were two performing construction loan with an interest reserves representing an outstanding balance of $3.7 million, original interest reserves of $360,000, advanced interest reserves of $23,000, and a remaining interest reserve balance of $337,000. At September 30, 2012, there were two performing construction loans with interest reserves representing outstanding balances of $893,000, an original interest reserve of $169,000, an advanced interest reserve of $9,000, and a remaining interest reserve balance of $160,000.

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

NPLs secured by one-to four-family residential properties including home equity lines of credit decreased $1.0 million to $7.4 million at March 31, 2013 from $8.4 million at September 30, 2012. There were twenty seven NPLs secured by one-to four-family residential properties in varying stages of foreclosure at March 31, 2013. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank had charged off $413,000 in residential and home equity line of credit loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans decreased $3.0 million to $3.4 million at March 31, 2013 from $6.4 million at September 30, 2012. The seven non-accrual loans were in various stages of foreclosure and collection at March 31, 2013. Fiscal year-to-date, the Bank had charged off $576,000 in commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans increased $742,000 to $799,000 at March 31, 2013 from $57,000 at September 30, 2012. Fiscal year-to-date, the Bank had charged off $75,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

During the six months ended March 31, 2013, the allowance for loan losses decreased $674,000 to $3.2 million from $3.9 at March 31, 2012. The decrease in the allowance for loan loss was primarily the result of higher levels of loan charge-offs.

The allowance for loan losses as a percentage of non-performing loans increased to 20.3% at March 31, 2013 compared with 19.2% at September 30, 2012. At March 31, 2013, the Company’s allowance for loan losses as a percentage of total loans was 0.82% compared with 0.99% at September 30, 2012. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment.

The allowance for loan loss does not typically include a specific reserve for NPLs as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed at least annually with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable. At March 31, 2013, the Bank held specific reserves totaling $943,000.

Investment securities increased $4.6 million to $62.5 million at March 31, 2013 from $57.9 million at September 30, 2012. The increase was due to purchases of U.S. Government-sponsored enterprise obligations totaling $14.2 million, which exceeded repayments received totaling $8.3 million and securities sold totaling $1.1 million, during the six months ended March 31, 2013. Investment securities at March 31, 2013 consisted of $51.6 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $6.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $1.9 million in “private-label” mortgage-backed securities, and $11,000 in state municipal bonds. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2013.

Other real estate owned increased $2.5 million to $15.9 million at March 31, 2013 from $13.4 million at September 30, 2012. During the six months ended March 31, 2013, the Bank sold four properties totaling $783,000 for a loss of $45,000 and added five properties totaling $3.1 million resulting from foreclosure of collateral securing non-performing loans. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Total deposits increased $10.2 million, or 2.4%, to $426.7 million during the six months ended March 31, 2013. The increase in deposits occurred in non-interest bearing checking accounts, which increased $7.0 million, or 13.8%, to $57.9 million and certificates of deposit (including individual retirement accounts), which increased $4.3 million, or 2.7%, to $162.7 million and money market accounts, which increased $1.4 million, or 1.3% to $109.0 million. Offsetting the increase were decreases in interest-bearing checking accounts, which decreased $1.3 million, or 3.0%, to $43.0 million, and savings accounts, which decreased $1.2 million, or 2.1%, to $54.1 million.

Included with the total deposits at March 31, 2013 were $7.0 million in brokered certificates of deposit. At September 30, 2012 brokered certificates of deposit were $7.5 million.

Federal Home Loan Bank of New York advances increased $1.8 million, or 5.0%, to $38.3 million at March 31, 2013 from $36.5 million at September 30, 2012, while securities sold under agreements to repurchase were unchanged at $5.0 million at March 31, 2013.

Stockholders’ equity decreased $194,000, or 0.4%, to $44.8 million at March 31, 2013 from $45.0 million at September 30, 2012. The decrease was due to the Company’s results from operations, and the changes in the Company’s accumulated other comprehensive loss during the six month period.

The Company did not repurchase any shares during the six months ended March 31, 2013. Through March 31, 2013, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,807,344.

The Company’s book value per share decreased to $7.72 at March 31, 2013 from $7.75 at September 30, 2012. The decrease was due to the Company’s results of operations for the six months ended March 31, 2013.

Average Balance Sheets for the Three and Six Months Ended March 31, 2013 and 2012

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2013 and 2012. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Comparative Average Balance Sheets

 (Dollars In Thousands)

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$10,608	$7	0.29%	$9,814	$7	0.28%
Loans receivable, net	389,998	4,474	4.65%	384,489	4,692	4.89%
Securities
Taxable	58,430	374	2.59%	72,307	514	2.85%
Tax-exempt (1)	11	—	9.09%	47	1	7.91%
FHLB of NY stock	2,539	29	4.60%	2,301	29	5.05%
Total interest-earning assets	461,586	4,884	4.29%	468,958	5,243	4.48%
Noninterest-earning assets	54,324			54,474
Total assets	$515,910			$523,432

Interest-bearing liabilities:
Savings accounts (2)	$53,789	33	0.25%	$58,201	57	0.39%
NOW accounts (3)	150,805	131	0.35%	145,052	162	0.45%
Time deposits (4)	158,161	611	1.57%	168,425	797	1.90%
Total interest-bearing deposits	362,755	775	0.87%	371,678	1,016	1.10%
Borrowings	44,883	349	3.15%	49,972	497	3.99%
Total interest-bearing liabilities	407,638	1,124	1.12%	421,650	1,513	1.44%
Noninterest-bearing liabilities	63,737			57,105
Total liabilities	471,375			478,755
Retained earnings	44,535			44,677
Total liabilities and retained earnings	$515,910			$523,432

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$3,760			$3,730
Interest rate spread			3.17%			3.04%
Net interest-earning assets	$53,948			$47,308
Net interest margin (5)			3.30%			3.19%
Average interest-earning assets to average interest-bearing liabilities	113.23%			111.22%

(1) Calculated using 34% tax rate.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets
(Dollars In Thousands)

	For the Six Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$10,333	$14	0.28%	$12,424	$19	0.30%
Loans receivable, net	388,388	9,020	4.66%	383,268	9,398	4.89%
Securities
Taxable	58,181	746	2.57%	72,671	1,042	2.86%
Tax-exempt (1)	26	1	4.52%	60	3	4.31%
FHLB of NY stock	2,543	57	4.47%	2,300	53	4.58%
Total interest-earning assets	459,471	9,838	4.29%	470,723	10,515	4.46%
Noninterest-earning assets	53,883			54,883
Total assets	$513,354			$525,606

Interest-bearing liabilities:
Savings accounts (2)	$54,128	$70	0.26%	$59,046	$131	0.44%
NOW accounts (3)	148,727	267	0.36%	143,604	323	0.45%
Time deposits (4)	158,384	1,254	1.59%	171,076	1,664	1.94%
Total interest-bearing deposits	361,239	1,591	0.88%	373,726	2,118	1.13%
Borrowings	44,726	707	3.17%	49,943	1,001	4.00%
Total interest-bearing liabilities	405,965	2,298	1.14%	423,669	3,119	1.47%
Noninterest-bearing liabilities	62,530			56,908
Total liabilities	468,495			480,577
Retained earnings	44,859			44,589
Total liabilities and retained earnings	$513,354			$525,166

Tax-equivalent basis adjustment		—			(1)
Net interest and dividend income		$7,540			$7,395
Interest rate spread			3.15%			2.99%
Net interest-earning assets	$53,506			$47,054
Net interest margin (5)			3.29%			3.13%
Average interest-earning assets to average interest-bearing liabilities	113.18%			111.11%

(1) Calculated using 34% tax rate.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

Net Income (Loss). Net income (loss) decreased $353,000 during the three-month period ended March 31, 2013 compared with the three-month period ended March 31, 2012 due to higher provisions for loan loss, which increased $677,000. In addition, non-interest income decreased $138,000, or 25.2%, to $409,000 due to lower gains from the sales of loans and investment securities. Partially offsetting the higher provisions for loan loss and lower non-interest income were lower non-interest expenses. Non-interest expenses decreased $199,000, or 5.0%, to $3.8 million due to lower OREO expenses and lower professional fees.

Net Interest and Dividend Income. Net interest and dividend income increased $30,000 to $3.8 million for the three months ended March 31, 2013 from $3.7 million for the three months ended March 31, 2012. The Company’s net interest margin increased by 11 basis points to 3.30% for the quarter ended March 31, 2013 compared to 3.19% for the quarter ended March 31, 2012. The yield on interest-earning assets fell 19 basis points to 4.29% for the three months ended March 31, 2013 from 4.48% for the three months ended March 31, 2012 primarily due to the lower interest rate environment. The cost of interest-bearing liabilities fell 32 basis points to 1.12% for the three months ended March 31, 2013 from 1.44% for the three months ended March 31, 2012. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $359,000, or 6.8%, to $4.9 million for the three months ended March 31, 2013 from $5.2 million for the three months ended March 31, 2012. The decrease was attributable to a $7.4 million, or 1.6%, decrease in the average balance of interest-earning assets and a 19 basis point decrease in the yield on such assets to 4.29% for the quarter ended March 31, 2013 compared with the prior year period.

Interest earned on loans decreased $218,000, or 4.6%, to $4.5 million for the three months ended March 31, 2013 compared with the prior year period due primarily to a 24 basis point decrease in the average yield on such loans to 4.65% from 4.89%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $141,000, or 27.0%, due to a $13.1 million, or 16.0%, decrease in the average balance of such securities to $69.0 million for the three months ended March 31, 2013. The average yield on investment securities decreased 31 basis points to 2.24% for the three months ended March 31, 2013 from 2.55% for the three months ended March 31, 2012. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $389,000, or 25.7%, to $1.1 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012. The average balance of interest-bearing liabilities decreased $14.0 million, or 3.3%, between the two periods, while the cost on such liabilities fell 32 basis points to 1.12% for the quarter ended March 31, 2013 compared with the prior year period.

The average balance of interest bearing deposits decreased $8.9 million to $362.8 million from $371.7 million while the average cost of such deposits decreased 23 basis points to 0.87% from 1.10% in the lower market interest rate environment. As a result, average interest paid on interest-bearing deposits decreased $241,000 to $775,000 for the three months ended March 31, 2013 from $1.0 million for the three months ended March 31, 2012.

Interest paid on advances and securities sold under agreements to repurchase decreased $148,000, or 29.8%, to $349,000 for the three months ended March 31, 2013 from $497,000 for the prior year period due to a decrease in the average balance of such borrowings to $44.9 million from $50.0 million. The average cost of advances and securities sold under agreements to repurchase decreased 84 basis points to 3.15% for the three months ended March 31, 2013 from 3.99% for the same period of March 31, 2012, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $1.0 million for the three months ended March 31, 2013 compared to a provision of $323,000 for the prior year period. The provision for loan losses increased during the current period compared with the prior year period due to higher levels of loan charge-offs. Net charge-offs were $1.9 million for the three months ended March 31, 2013 compared to $163,000 for the three months ended March 31, 2012. Of the $1.9 million in net charge-offs, $795,000 represented specific reserves previously held in the allowance for loan loss.

The loan charge-offs during the three months ended March 31, 2013 resulted from write-downs of fourteen impaired loans. Ten non-performing loans secured by real estate were written down by $1.8 million based on updated appraisals of the real estate collateralizing the loans, four commercial loans totaling $75,000 were written off, and the Bank accepted a short-sale payoff of a $284,000 loan that resulted in a $10,000 loss. There was one partial recovery totaling $20,000 received during the quarter.

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

Other Income. Non-interest income decreased $138,000, or 25.2%, to $409,000 during the three months ended March 31, 2013 compared to $547,000 for the three months ended March 31, 2012. The decrease was attributable to lower gains on the sales of assets. The Company recorded gains totaling $82,000 from the sale of loans during the three months ended March 31, 2013, which decreased $61,000 from the prior year period. In addition, there were no gains from the sale of available-for-sale investment securities during the three months ended March 31, 2013 compared to gains of $64,000 for the three months ended March 31, 2012.

Other Expenses. During the three months ended March 31, 2013, non-interest expenses decreased $199,000 to $3.8 million from $4.0 million for the three months ended March 31, 2012 primarily due to lower OREO expenses, which fell $81,000, or 31.2%, and lower professional fees, which fell $58,000, or 17.5%, from the prior year period. In addition, compensation and benefit expenses decreased $29,000, or 1.5%, due to lower stock-based compensation and employee medical benefit expense.

Income Tax Benefit. The Company recorded a tax benefit of $275,000 for the three months ended March 31, 2013, compared to a tax benefit of $42,000 for the three months ended March 31, 2012.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and 2012

Net Income (Loss). Net income (loss) decreased $101,000 to a net loss of $61,000 during the six-month period ended March 31, 2013 compared with net income of $40,000 at the six-month period ended March 31, 2012 due primarily to higher provisions for loan loss, which increased $748,000. Offsetting the higher provisions for loan loss were lower non-interest expenses, which decreased $451,000, or 5.8%, to $7.4 million due primarily to lower OREO expenses, compensation and employee benefits expenses, loan servicing expenses and professional fees. Partially offsetting the lower non-interest expenses was lower non-interest income. Non-interest income decreased $59,000, or 5.2%, to $1.07 million at March 31, 2013 from $1.13 million at March 31, 2012 due to lower service charges and gains from the sales of investment securities.

Net Interest and Dividend Income. Net interest and dividend income increased $145,000, or 2.0%, to $7.5 million for the six month period ended March 31, 2013 compared with $7.4 million for the six month period ended March 31, 2012.

The Company’s net interest margin increased by 16 basis points to 3.29% for the six months ended March 31, 2013 compared to 3.13% for the six months ended March 31, 2012. The yield on interest-earning assets fell 17 basis points to 4.29% for the six months ended March 31, 2013 from 4.46% for the six months ended March 31, 2012 primarily due to the lower rate environment. The cost of interest-bearing liabilities fell 33 basis points to 1.14% for the six months ended March 31, 2013 from 1.47% for the six months ended March 31, 2012. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income Interest and dividend income decreased $676,000, or 6.4%, to $9.8 million for the six months ended March 31, 2013 from $10.5 million for the six months ended March 31, 2012. The average balance of interest-earning assets decreased $11.2 million, or 2.4%, to $459.5 from $470.7 the same period last year, while the yield on assets decreased 17 basis points to 4.29% for the six months ended March 31, 2013 from 4.46% at March 31, 2012.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $303,000, or 28.5%, due to a $16.6 million, or 19.5%, decrease in the average balance of such securities to $68.5 million for the six months ended March 31, 2013. The average yield on investment securities decreased 26 basis points to 2.23% for the three months ended March 31, 2013 from 2.49% for the three months ended March 31, 2012. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $821,000, or 26.3%, to $2.3 million for the six months ended March 31, 2013 from $3.1 million for the six months ended March 31, 2012. The decrease in interest expense was primarily due to the average balance of interest-bearing liabilities decreased $17.7 million, or 4.2%, to $406.0 million from $423.7 between the two periods, while the cost on such liabilities fell 33 basis points to 1.14% for the six months ended March 31, 2013 compared with the prior year period.

The average balance of interest bearing deposits decreased $12.5 million to $361.2 million from $373.7 million while the average cost of such deposits decreased 25 basis points to 0.88% from 1.13% in the lower market interest rate environment. As a result, interest paid on deposits decreased $527,000 to $1.6 million for the six months ended March 31, 2013 from $2.1 million for the six months ended March 31, 2012.

Interest paid on advances and securities sold under agreements to repurchase decreased $294,000, or 29.4%, to $707,000 for the six months ended March 31, 2013 from $1.0 million for the prior year period due to a decrease in the average balance of such borrowings to $44.7 million from $49.9 million. The average cost of advances and securities sold under agreements to repurchase decreased 83 basis points to 3.17% for the three months ended March 31, 2013 from 4.00% for the same period of March 31, 2012, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $1.4 million for the six months ended March 31, 2013 compared to $693,000 for the six months ended March 31, 2012. The increase in the provision for loan loss was due primarily to higher levels of loan charge-offs. Net charge-offs were $2.1 million for the six months ended March 31, 2013 compared to $497,000 for the six months ended March 31, 2012.

The loan charge-offs during the six months ended March 31, 2013 resulted primarily from additional write-downs of loans previously deemed impaired. Thirteen non-performing loans totaling $8.2 million were written down by $2.0 million for the six months based on updated valuations of the real estate securing the loans. Of these thirteen loans, three totaling $2.9 million at September 30, 2012 were transferred to other real estate owned. In addition, the Company wrote down four commercial loans by $75,000 and one personal consumer loan totaling $12,000 during the six months ended March 31, 2013. There was one partial recovery totaling $20,000 received during the six months period.

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

Other Income. Non-interest income decreased $59,000, or 5.2%, to $1.1 million for the six months ended March 31, 2013 compared to the prior year period. The decrease was attributable to lower net gains on the sales of assets and lower service charge income. Gains on the sale of available-for-sale investment securities decreased $85,000 to $63,000 for the six months ended March 31, 2013 from $148,000 for the six months ended March 31, 2012. In addition, service charge income decreased $56,000, or 11.2%, to $446,000 due to lower late charge income on loans and lower minimum balance fees from deposit accounts. Partially offsetting the decrease were higher net gains from the sales of loans, which increased $86,000 to $346,000 for the six months ended March 31, 2013 compared with $260,000 for the six months ended March 31, 2012.

Other Expenses. Non-interest expenses decreased $451,000, or 5.8%, to $7.4 million during the six months ended March 31, 2013 from $7.8 million for the six months ended March 31, 2012. With the exception of data processing expenses, which were temporarily higher due to the Bank’s core systems conversion in 2012, all other categories of non-interest expenses have decreased. OREO expenses decreased $199,000, or 38.3%, compensation and benefit expenses decreased $86,000, or 2.3%, loan servicing expenses decreased $68,000, or 37.2%, professional fees decreased $66,000, or 11.7% and other expenses decreased $69,000.

Income Tax Benefit. The Company recorded a tax benefit of $145,000 for the six months ended March 31, 2013, compared to a tax benefit of $35,000 for the six months ended March 31, 2012

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at March 31, 2013, did not materially change from that in place on September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2013 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2013, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $6.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $48.1 million. There has been no material change during the six months ended March 31, 2013 in any of the Company’s other contractual obligations or commitments to make future payments.

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

At March 31, 2013, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.44%, and total qualifying capital as a percentage of risk-weighted assets was 13.03%.

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

There has been no change in the Company's internal control over financial reporting during its six months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the six months ended March 31, 2013. Through March 31, 2013, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,807,344.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
38

101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and September 30, 2012; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2013 and 2012; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2013; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2013; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
39

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 14, 2013
/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 14, 2013	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

40