Form 10-Q
period 2013-06-30
Magyar Bancorp, Inc.
filed 2013-08-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, $0.01 Par Value	5,811,394

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2013	2012
	(Unaudited)
Assets
Cash	$1,220	$930
Interest earning deposits with banks	12,546	9,114
Total cash and cash equivalents	13,766	10,044

Investment securities - available for sale, at fair value	16,307	16,786
Investment securities - held to maturity, at amortized cost (fair value of $53,984
and $42,130 at June 30, 2013 and September 30, 2012, respectively)	54,487	41,068
Federal Home Loan Bank of New York stock, at cost	2,217	2,385
Loans receivable, net of allowance for loan losses of $3,600 and $3,858
at June 30, 2013 and September 30, 2012, respectively	391,916	385,270
Bank owned life insurance	10,259	10,010
Accrued interest receivable	1,911	1,894
Premises and equipment, net	21,094	21,541
Other real estate owned ("OREO")	14,658	13,381
Other assets	5,846	6,467

Total assets	$532,461	$508,846

Liabilities and Stockholders' Equity
Liabilities
Deposits	$444,026	$416,518
Escrowed funds	1,105	769
Federal Home Loan Bank of New York advances	32,333	36,503
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	197	196
Accounts payable and other liabilities	5,040	4,855

Total liabilities	487,701	463,841

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—

Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,811,394
and 5,807,344 shares outstanding at June 30, 2013 and September 30, 2012, respectively	59	59
Additional paid-in capital	26,324	26,367
Treasury stock: 112,348 and 116,398 shares at June 30, 2013
and September 30, 2012, respectively, at cost	(1,256)	(1,301)
Unearned Employee Stock Ownership Plan shares	(1,030)	(1,116)
Retained earnings	21,706	21,600
Accumulated other comprehensive loss	(1,043)	(604)

Total stockholders' equity	44,760	45,005

Total liabilities and stockholders' equity	$532,461	$508,846

The accompanying notes are an integral part of these statements. 1

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,540	$4,670	$13,560	$14,058
Investment securities
Taxable	393	483	1,153	1,545
Tax-exempt	—	1	1	2
Federal Home Loan Bank of New York stock	25	26	82	79

Total interest and dividend income	4,958	5,180	14,796	15,684

Interest expense
Deposits	754	969	2,346	3,086
Borrowings	323	475	1,030	1,467

Total interest expense	1,077	1,444	3,376	4,553
Net interest and dividend income	3,881	3,736	11,420	11,131

Provision for loan losses	254	340	1,695	1,033
Net interest and dividend income after
provision for loan losses	3,627	3,396	9,725	10,098

Other income
Service charges	226	259	671	761
Income on bank owned life insurance	83	87	249	263
Other operating income	18	12	66	54
Gains on sales of loans	9	—	355	260
Gains on sales of investment securities (Note F)	57	138	121	286
		—		—
Total other income	393	496	1,462	1,624

Other expenses
Compensation and employee benefits	1,900	1,784	5,540	5,511
Occupancy expenses	708	691	2,128	2,147
Professional fees	218	204	717	768
Data processing expenses	144	150	438	407
OREO expenses	155	181	475	699
FDIC deposit insurance premiums	173	178	521	535
Loan servicing expenses	96	85	211	268
Insurance expense	59	59	174	183
Other expenses	296	318	917	956
Total other expenses	3,749	3,650	11,121	11,474
Income before income tax benefit	271	242	66	248
Income tax expense (benefit)	78	69	(67)	34
Net income	$193	$173	$133	$214

Net income per share-basic and diluted	$0.03	$0.03	$0.02	$0.04

The accompanying notes are an integral part of these statements. 2

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Unaudited)

Net income	$193	$173	$133	$214

Other comprehensive loss
Net unrealized (loss) gain on
securities available for sale	(352)	69	(523)	184
Realized gains on sales of securities
available for sale	(57)	(138)	(121)	(286)
Unrealized loss on derivatives	(17)	(22)	(54)	(67)
	(426)	(91)	(698)	(169)

Deferred income tax effect	159	34	259	60
Total other comprehensive loss	(267)	(57)	(439)	(109)

Total comprehensive income (loss)	$(74)	$116	$(306)	$105

The accompanying notes are an integral part of these statements. 3

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended June 30, 2013 and 2012

(In Thousands, Except for Share Amounts)

(Unaudited)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2012	5,807,344	$59	$26,367	$(1,301)	$(1,116)	$21,600	$(604)	$45,005

Net income	—	—	—	—	—	133	—	133
Other comprehensive income	—	—	—	—	—	—	(439)	(439)
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(38)	—	86	—	—	48
Stock-based compensation expense	—	—	13	—	—	—	—	13

Balance, June 30, 2013	5,811,394	$59	$26,324	$(1,256)	$(1,030)	$21,706	$(1,043)	$44,760

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2011	5,801,631	$59	$26,496	$(1,480)	$(1,228)	$21,069	$(407)	$44,509

Net income	—	—	—	—	—	214	—	214
Other comprehensive loss	—	—	—	—	—	—	(109)	(109)
Purchase of treasury stock	(13,370)	—	—	(43)	—	—	—	(43)
Treasury stock used for restricted stock plan	19,743	—	(247)	225	—	22	—	—
ESOP shares allocated	—	—	(49)	—	85	—	—	36
Stock-based compensation expense	—	—	176	—	—	—	—	176

Balance, June 30, 2012	5,808,004	$59	$26,376	$(1,298)	$(1,143)	$21,305	$(516)	$44,783

The accompanying notes are an integral part of these statements. 4

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2013	2012
	(Unaudited)
Operating activities
Net income	$133	$214
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	693	709
Premium amortization on investment securities, net	163	177
Provision for loan losses	1,695	1,033
Provision for loss on other real estate owned	—	77
Proceeds from the sales of loans	4,226	4,930
Gains on sale of loans	(355)	(260)
Gains on sales of investment securities	(121)	(286)
Losses on the sales of other real estate owned	64	76
ESOP compensation expense	48	36
Stock-based compensation expense	13	176
(Increase) decrease in accrued interest receivable	(17)	104
Increase in surrender value bank owned life insurance	(249)	(263)
Decrease (increase) in other assets	827	(584)
Increase in accrued interest payable	1	6
Increase in accounts payable and other liabilities	185	1,119
Net cash provided by operating activities	7,306	7,264

Investing activities
Net increase in loans receivable	(15,328)	(6,694)
Purchases of investment securities held to maturity	(23,777)	(17,210)
Purchases of investment securities available for sale	(7,075)	(10,156)
Sales of investment securities available for sale	4,307	14,164
Principal repayments on investment securities held to maturity	10,254	15,338
Principal repayments on investment securities available for sale	2,665	3,895
Purchases of premises and equipment	(246)	(218)
Investment in other real estate owned	(264)	(905)
Proceeds from the sale of other real estate owned	2,038	4,012
Redemption (purchase) of Federal Home Loan Bank stock	168	(49)
Net cash (used) provided by investing activities	(27,258)	2,177

Financing activities
Net increase in deposits	27,508	1,738
Stock compensation tax benefit	—	—
Net increase (decrease) in escrowed funds	336	(126)
Proceeds from long-term advances	4,692	3,000
Repayments of long-term advances	(7,462)	(2,228)
Net change in short-term advances	(1,400)	—
Purchase of treasury stock	—	(43)
Net cash provided by financing activities	23,674	2,341
Net increase in cash and cash equivalents	3,722	11,782

Cash and cash equivalents, beginning of period	10,044	15,034

Cash and cash equivalents, end of period	$13,766	$26,816

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,375	$4,548
Income taxes	$54	$6
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$3,116	$4,623
OREO transferred to premises and equipment	$—	$1,588

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

Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The September 30, 2012 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2013 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2013 and 2012 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three and nine months ended June 30, 2012. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands except for per share data)

Income applicable to common shares	$193	$173	$133	$214
Weighted average number of common shares
outstanding - basic	5,811	5,809	5,810	5,811
Stock options and restricted stock	1	—	1	—
Weighted average number of common shares
and common share equivalents - diluted	5,812	5,809	5,811	5,811

Basic earnings per share	$0.03	$0.003	$0.02	$0.04

Diluted earnings per share	$0.03	$0.003	$0.02	$0.04

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2013 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at an average price of $14.61 and 12,390 restricted shares at a weighted average price of $4.43 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2012 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2012	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2013	188,276	$14.61	3.7 years	$—

Exercisable at June 30, 2013	188,276	$14.61	3.7 years	$—

The following is a summary of the Company’s non-vested stock awards as of June 30, 2013 and changes during the nine months ended June 30, 2013:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2012	13,402	$4.43
Granted	—	—
Vested	(4,050)	4.44
Forfeited	—	—
Balance at June 30, 2013	9,352	$4.43

Stock option and stock award expenses included with compensation expense were $0 and $13,000, respectively, for the nine months ended June 30, 2013 and $67,000 and $109,000, respectively, for the nine months ended June 30, 2012.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2013, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the nine months ended June 30, 2013. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2013. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At June 30, 2013, shares allocated to participants totaled 115,990. Unallocated ESOP shares held in suspense totaled 101,873 at June 30, 2013 and had a fair market value of $611,238. The Company's contribution expense for the ESOP was $48,000 and $36,000 for the nine months ended June 30, 2013 and 2012, respectively.

NOTE F – OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended June 30,
	2013			2012
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$(352)	$129	$(223)	$69	$(30)	$39
Less reclassification adjustment for
gains realized in net income (A)	(57)	23	(34)	(138)	55	(83)
Interest rate derivatives	(17)	7	(10)	(22)	9	(13)

Other comprehensive loss, net	$(426)	$159	$(267)	$(91)	$34	$(57)

	Nine Months Ended June 30,
	2013			2012
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$(523)	$189	$(334)	$184	$(81)	$103
Less reclassification adjustment for
gains realized in net income (A)	(121)	48	(73)	(286)	114	(172)
Interest rate derivatives	(54)	22	(32)	(67)	27	(40)

Other comprehensive loss, net	$(698)	$259	$(439)	$(169)	$60	$(109)

(A)	The gross realized gains on securities sales and the related tax effect are reflected in the consolidated statements of operations in gains on sales of investment of securities and income tax benefit, respectively.

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

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,620	$—	$1,620	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,782	—	9,782	—
Mortgage backed securities-commercial	4,061	—	4,061	—
Private label mortgage-backed securities-residential	844	—	844	—
Total securities available for sale	$16,307	$—	$16,307	$—

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,861	$—	$1,861	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,575	—	8,575	—
Mortgage backed securities-commercial	4,228	—	4,228	—
Debt securities	1,067	—	1,067	—
Private label mortgage-backed securities-residential	1,055	—	1,055	—
Total securities available for sale	$16,786	$—	$16,786	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Three impairment measurement methods are used, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral, less anticipated selling and disposition costs, if the asset is collateral dependent. The regulatory agencies require the lost method for loans from which repayment is expected to be provided solely by the underlying collateral. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2013 and September 30, 2012.

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$8,125	$—	$—	$8,125
Other real estate owned	—	—	—	—
	$8,125	$—	$—	$8,125

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,984	$—	$—	$5,984
Other real estate owned	464	—	—	464
	$6,448	$—	$—	$6,448

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
June 30, 2013	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$8,125	Appraisal of collateral (1)	Liquidation expenses (2)	-7.39% to -12.96% (-9.52%)
Other real estate owned	$—	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	NA

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2013 and September 30, 2012.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2013
Financial instruments - assets
Investment securities held-to-maturity	$54,487	$53,984	$—	$53,984	$—
Loans	391,916	396,403	—	—	396,403

Financial instruments - liabilities
Certificate of deposit	161,998	163,808	—	163,808	—
Borrowings	37,333	38,708	—	38,708	—

September 30, 2012
Financial instruments - assets
Investment securities held-to-maturity	$41,068	$42,130	$—	$42,130	$—
Loans	385,270	396,111	—	—	396,111

Financial instruments - liabilities
Certificate of deposit	158,461	160,753	—	160,753	—
Borrowings	41,503	43,898	—	43,898	—

There were no transfers between fair value measurement placements for the three and nine months ended June 30, 2013.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2013 and September 30, 2012:

	At June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,609	$11	$—	$1,620
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,037	8	(263)	9,782
Mortgage backed securities-commercial	3,985	76	—	4,061
Private label mortgage-backed securities-residential	836	10	(2)	844
Total securities available for sale	$16,467	$105	$(265)	$16,307

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,850	$11	$—	$1,861
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,368	207	—	8,575
Mortgage backed securities-commercial	4,053	175	—	4,228
Debt securities	1,000	67	—	1,067
Private label mortgage-backed securities-residential	1,031	25	(1)	1,055
Total securities available for sale	$16,302	$485	$(1)	$16,786

The maturities of the debt securities and mortgage-backed securities available-for-sale at June 30, 2013 are summarized in the following table:

At June 30, 2013
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	12,482	12,246
Commercial	3,985	4,061
Total	$16,467	$16,307

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2013 and September 30, 2012:

	At June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$10,214	$232	$(133)	$10,313
Mortgage-backed securities-commercial	1,450	7	—	1,457
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	34,903	395	(819)	34,479
Debt securities	4,000	—	(206)	3,794
Private label mortgage-backed securities-residential	909	27	(6)	930
Obligations of state and political subdivisions	11	—	—	11
Corporate securities	3,000	—	—	3,000
Total securities held to maturity	$54,487	$661	$(1,164)	$53,984

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$10,790	$414	$(8)	$11,196
Mortgage-backed securities - commercial	1,522	14	—	1,536
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	18,578	722	(5)	19,295
Debt securities	5,770	6	—	5,776
Private label mortgage-backed securities - residential	1,367	27	—	1,394
Obligations of state and political subdivisions	41	1	—	42
Corporate securities	3,000	—	(109)	2,891
Total securities held to maturity	$41,068	$1,184	$(122)	$42,130

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2013 are summarized in the following table:

	At June 30, 2013
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$11	$11
Due after 1 but within 5 years	3,000	3,000
Due after 5 but within 10 years	1,000	938
Due after 10 years	3,000	2,856
Total debt securities	7,011	6,805

Mortgage-backed securities:
Residential	46,026	45,722
Commercial	1,450	1,457
Total	$54,487	$53,984

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2013 and September 30, 2012 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2013
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$1,980	$(92)	$1,248	$(41)	$3,228	$(133)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	22	33,106	(1,062)	722	(20)	33,828	(1,082)
Debt securities	4	3,793	(206)	—	—	3,793	(206)
Private label mortgage-backed securities residential	2	397	(6)	24	(2)	421	(8)
Total	31	$39,276	$(1,366)	$1,994	$(63)	$41,270	$(1,429)

		September 30, 2012
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$1,729	$(8)	$1,729	$(8)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	1	1,143	(5)	—	—	1,143	(5)
Private label mortgage-backed securities residential	3	—	—	26	(1)	26	(1)
Corporate securities	1	—	—	2,891	(109)	2,891	(109)
Total	6	$1,143	$(5)	$4,646	$(118)	$5,789	$(123)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2013 and September 30, 2012, there were thirty one and six, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2013 and September 30, 2012.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2013	2012
	(Dollars in thousands)

One-to four-family residential	$155,198	$157,536
Commercial real estate	154,596	148,806
Construction	23,168	17,952
Home equity lines of credit	21,101	23,435
Commercial business	32,464	29,930
Other	8,346	11,265

Total loans receivable	394,873	388,924
Net deferred loan costs	643	204
Allowance for loan losses	(3,600)	(3,858)

Total loans receivable, net	$391,916	$385,270

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At June 30, 2013	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$4,421	$498	$6,418	$10,839	$12,041
Commercial real estate	425	11	5,613	6,038	7,197
Construction	3,823	193	442	4,265	5,925
Home equity lines of credit	—	—	1,041	1,041	1,270
Commercial business	643	485	85	728	749
Total impaired loans	$9,312	$1,187	$13,599	$22,911	$27,182

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2012	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$7,124	$7,124	$7,594
Commercial real estate	3,999	798	2,425	6,424	7,204
Construction	—	—	5,141	5,141	6,927
Home equity lines of credit	1,340	122	967	2,307	2,475
Commercial business	—	—	57	57	57
Other	12	12	—	12	12
Total impaired loans	$5,351	$932	$15,714	$21,065	$24,269

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2013	Ended June 30, 2013
	(Dollars in thousands)

One-to four-family residential	$10,984	$9,709
Commercial real estate	6,370	6,333
Construction	4,164	4,489
Home equity lines of credit	1,008	1,445
Commercial business	799	773
Average investment in impaired loans	$23,324	$22,750

Interest income recognized on
an accrual basis on impaired loans	$—	$—
Interest income recognized on
a cash basis on impaired loans	$—	$—

	Three Months	Nine Months
	Ended June 30, 2012	Ended June 30, 2012
	(Dollars in thousands)

One-to four-family residential	$6,109	$4,897
Commercial real estate	7,667	7,262
Construction	8,418	10,974
Home equity lines of credit	2,047	1,397
Commercial business	268	257
Average investment in impaired loans	$24,508	$24,786

Interest income recognized on
an accrual basis on impaired loans	$—	$—
Interest income recognized on
a cash basis on impaired loans	$—	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
June 30, 2013
One-to four-family residential	$144,086	$349	$10,763	$—	$155,198
Commercial real estate	147,708	1,148	5,740	—	154,596
Construction	13,893	592	8,683	—	23,168
Home equity lines of credit	17,892	833	2,376	—	21,101
Commercial business	30,468	1,296	68	632	32,464
Other	8,346	—	—	—	8,346
Total	$362,393	$4,218	$27,630	$632	$394,873

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$146,487	$3,925	$7,124	$—	$157,536
Commercial real estate	137,616	3,063	6,448	1,679	148,806
Construction	8,274	4,537	5,141	—	17,952
Home equity lines of credit	20,295	833	967	1,340	23,435
Commercial business	26,057	3,151	722	—	29,930
Other	11,253	—	12	—	11,265
Total	$349,982	$15,509	$20,414	$3,019	$388,924

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2013
One-to four-family residential	$146,295	$46	$769	$8,087	$8,903	$8,087	$155,198
Commercial real estate	151,424	—	423	2,749	3,172	2,749	154,596
Construction	18,903	—	—	4,265	4,265	4,265	23,168
Home equity lines of credit	20,242	—	—	859	859	859	21,101
Commercial business	31,747	59	—	658	717	658	32,464
Other	8,346	—	—	—	—	—	8,346
Total	$376,957	$105	$1,192	$16,618	$17,916	$16,618	$394,873

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$147,749	$621	$1,589	$7,577	$9,787	$7,577	$157,536
Commercial real estate	141,674	—	708	6,424	7,132	6,424	148,806
Construction	12,811	—	—	5,141	5,141	5,141	17,952
Home equity lines of credit	22,353	160	59	863	1,082	863	23,435
Commercial business	29,761	10	102	57	169	57	29,930
Other	11,253	—	—	12	12	12	11,265
Total	$365,601	$791	$2,458	$20,074	$23,323	$20,074	$388,924

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2013:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Charge-offs	(192)	—	—	—	—	(13)	—	(205)
Recoveries	—	—	—	—	—	—	—	—
Provision	251	(85)	(169)	1	406	8	29	441
Balance- December 31, 2012	$668	$1,844	$471	$233	$789	$18	$70	$4,094
Charge-offs	(221)	(576)	(1,057)	—	(75)	—	—	(1,929)
Recoveries	—	20	—	—	—	—	—	20
Provision	95	(268)	1,197	(56)	80	(8)	(40)	$1,000
Balance- March 31, 2013	$542	$1,020	$611	$177	$794	$10	$30	$3,184
Charge-offs	—	—	(23)	—	(99)	—	—	(122)
Recoveries	—	—	284	—	—	—	—	284
Provision	226	(177)	(126)	15	272	(2)	46	$254
Balance- June 30, 2013	$768	$843	$746	$192	$967	$8	$76	$3,600

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Charge-offs	—	—	(184)	(81)	(69)	—		(334)
Recoveries	—	—	—	—	—	—		—
Provision	(148)	245	90	58	135	(7)	(3)	370
Balance- December 31, 2011	$586	$1,511	$949	$78	$617	$6	$101	$3,848
Charge-offs	(20)	—	(143)	—	—	—		(163)
Recoveries	—	—	—	—	—	—		—
Provision	244	192	(60)	150	(212)	4	4	323
Balance-March 31, 2012	$810	$1,703	$746	$228	$405	$10	$105	$4,008
Charge-offs	(104)	—	(443)	—	—	—		(547)
Recoveries	—	—	—	—	—	—		—
Provision	(106)	160	280	8	53	2	(57)	340
Balance-June 30, 2012	$600	$1,863	$583	$237	$458	$12	$48	$3,801

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2013 and September 30, 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - June 30, 2013	$768	$843	$746	$192	$967	$8	$76	$3,600
Individually evaluated
for impairment	498	11	193	—	485	—	—	1,187
Collectively evaluated
for impairment	270	832	553	192	482	8	76	2,413

Loans receivable:
Balance - June 30, 2013	$155,198	$154,596	$23,168	$21,101	$32,464	$8,346		$394,873
Individually evaluated
for impairment	10,839	6,038	4,265	1,041	728	—		22,911
Collectively evaluated
for impairment	144,359	148,558	18,903	20,060	31,736	8,346		371,962

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Individually evaluated
for impairment	—	798	—	122	—	12	—	932
Collectively evaluated
for impairment	610	1,131	640	110	383	11	41	2,926

Loans receivable:
Balance-September 30, 2012	$157,536	$148,806	$17,952	$23,435	$29,930	$11,265		$388,924
Individually evaluated
for impairment	7,124	6,424	5,141	2,307	57	12		21,065
Collectively evaluated
for impairment	150,412	142,382	12,811	21,128	29,873	11,253		367,859

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

The Bank has adopted FASB ASU No. 2011-02 on the determination of whether a loan restructuring is considered to be a Troubled Debt Restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There was one TDRs during the three months ended June 30, 2013 and nine TDRs during the nine months ended June 30, 2013. These were classified as TDRs due to financial difficulty of the borrowers and lower than market interest rates. The following table summarizes the TDRs during the three and nine month period ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
Commercial real estate	1	$693	$999

Total	1	$693	$999

	Nine Months Ended June 30, 2013
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	7	$1,199	$1,199
Commercial real estate	1	693	999
Construction	1	67	67

Total	9	$1,959	$2,265

	Three Months Ended June 30, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	5	$604	$604

Total	5	$604	$604

	Nine Months Ended June 30, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	6	$2,343	$2,343
Commercial real estate	1	246	246

Total	7	$2,589	$2,589

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three and nine months ended June 30, 2013, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2013	2012
	(Dollars in thousands)

Demand accounts	$84,544	$50,897
Savings accounts	55,267	55,293
NOW accounts	34,377	44,312
Money market accounts	107,840	107,555
Certificates of deposit	133,802	129,716
Retirement certificates	28,196	28,745
	$444,026	$416,518

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at June 30, 2013, the amount of which has not materially changed from that in place at September 30, 2012.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Income tax expense at 34%
statutory federal tax rate	$92	$82	$22	$84
Change in valuation allowance related
to deferred income tax assets		10		19
State tax expense	18	11	9	22
Other	(32)	(34)	(98)	(91)

Income tax expense (benefit)	$78	$69	$(67)	$34

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

As of June 30, 2013 and September 30, 2012, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	June 30,	September 30,
	2013	2012
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,450	$1,450
Unused lines of credit	37,401	41,162
Fixed rate loan commitments	6,191	1,988
Variable rate loan commitments	9,794	14,112

	$54,836	$58,712

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Total assets increased $23.6 million, or 4.6%, to $532.5 million at June 30, 2013 from $508.8 million at September 30, 2012. The increase was attributable to higher balances of investment securities, loans receivable, and cash and cash equivalents.

Cash and interest bearing deposits with banks increased $3.7 million, or 37.1%, to $13.8 million at June 30, 2013 from $ 10.0 million at September 30, 2012. The increase was attributable to strong deposit inflows in non-interest bearing checking account balances.

Total loans receivable increased $5.9 million during the nine months ended June 30, 2013 to $394.9 million and were comprised of $155.2 million (39.3%) one-to-four family residential mortgage loans, $154.6 million (39.2%) commercial real estate loans, $32.5 million (8.2%) commercial business loans, $23.2 million (5.9%) construction loans, $21.1 million (5.3%) home equity lines of credit and $8.3 million (2.1%) other loans. Expansion of the portfolio during the nine months ended June 30, 2013 occurred primarily in commercial real estate and construction loans, which increased $5.8 million and $5.2 million, respectively.

Total non-performing loans (“NPLs”) decreased by $3.5 million to $16.6 million at June 30, 2013 from $20.1 million at September 30, 2012. The ratio of non-performing loans to total loans decreased to 4.2% at June 30, 2013 from 5.2% at September 30, 2012.

Included in the non-performing loan totals were twenty nine residential mortgage loans totaling $8.1 million, six construction loans totaling $4.3 million, six commercial real estate loans totaling $2.7 million, seven home equity lines of credit totaling $859,000, and three commercial business loan totaling $658,000.

Adverse economic conditions have led to high levels of non-performing loans, particularly in the Company’s one-to four-family residential, commercial real estate and construction loan portfolios. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by rapid deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

At June 30, 2013, non-performing construction loans consisted of six loans totaling $4.3 million for the development of single family homes. These loans were used for land acquisition and construction in various locations in New Jersey and Pennsylvania. Magyar Bank is pursing foreclosure of the collateral securing the loans. Year-to-date, the Bank had charged off $1.1 million in construction loans through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized to the loan. At June 30, 2013, there were two performing construction loan with an interest reserves representing an outstanding balance of $6.0 million, original interest reserves of $360,000, advanced interest reserves of $75,000, and a remaining interest reserve balance of $285,000. At September 30, 2012, there were two performing construction loans with interest reserves representing outstanding balances of $893,000, an original interest reserve of $169,000, an advanced interest reserve of $9,000, and a remaining interest reserve balance of $160,000.

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

NPLs secured by one-to four-family residential properties including home equity lines of credit increased $507,000 to $8.9 million at June 30, 2013 from $8.4 million at September 30, 2012. There were thirty-six NPLs secured by one-to four-family residential properties in varying stages of foreclosure at June 30, 2013. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, the Bank had charged off $413,000 in residential and home equity line of credit loans through a reduction of its allowance for loan loss.

Non-performing commercial real estate loans decreased $3.6 million to $2.8 million at June 30, 2013 from $6.4 million at September 30, 2012. The five non-accrual loans were in various stages of foreclosure and collection at June 30, 2013. Fiscal year-to-date, the Bank had charged off $576,000 in commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans increased $601,000 to $658,000 at June 30, 2013 from $57,000 at September 30, 2012. Fiscal year-to-date, the Bank had charged off $174,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

During the nine months ended June 30, 2013, the allowance for loan losses decreased $258,000 to $3.6 million from $3.9 at March 31, 2012. The decrease in the allowance for loan loss was primarily the result of higher levels of loan charge-offs.

The allowance for loan losses as a percentage of non-performing loans increased to 21.7% at June 30, 2013 compared with 19.2% at September 30, 2012. At June 30, 2013, the Company’s allowance for loan losses as a percentage of total loans was 0.91% compared with 0.99% at September 30, 2012. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment.

The allowance for loan loss includes a specific reserve for NPLs. Loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed at least annually with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable or repayment is expected in a timely basis. At June 30, 2013, the Bank held specific reserves totaling $1.2 million.

Investment securities increased $12.9 million to $70.8 million at June 30, 2013 from $57.9 million at September 30, 2012. The increase was due to purchases of U.S. Government-sponsored enterprise obligations totaling $30.9 million, which exceeded repayments received totaling $12.9 million and securities sold totaling $4.2 million, during the nine months ended June 30, 2013. Investment securities at June 30, 2013 consisted of $62.0 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $1.8 million in “private-label” mortgage-backed securities, and $11,000 in state municipal bonds. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2013.

Other real estate owned increased $1.3 million to $14.7 million at June 30, 2013 from $13.4 million at September 30, 2012. During the nine months ended June 30, 2013, the Bank sold ten properties totaling $2.0 million for a loss of $76,000 and added five properties totaling $3.1 million resulting from foreclosure of collateral securing non-performing loans. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Total deposits increased $27.5 million, or 6.6%, to $444.0 million during the nine months ended June 30, 2013. The increase in deposits occurred in non-interest bearing checking accounts, which increased $33.6 million, or 66.1%, to $84.5 million and certificates of deposit (including individual retirement accounts), which increased $3.5 million, or 2.2%, to $162.0 million and money market accounts, which increased $285,000, or 0.3% to $107.8 million. Offsetting these increases were decreases in interest-bearing checking accounts, which decreased $9.9 million, or 22.4%, to $34.4 million, and savings accounts, which decreased $26,000, or 0.1%, to $55.3 million. The Company’s ability to fund its loan and investment activity with checking account balances contributed to the increase in its net interest margin.

Included with the total deposits at June 30, 2013 were $7.0 million in brokered certificates of deposit. At September 30, 2012 brokered certificates of deposit were $7.5 million.

Federal Home Loan Bank of New York advances decreased $4.2 million, or 11.4%, to $32.3 million at June 30, 2013 from $36.5 million at September 30, 2012, while securities sold under agreements to repurchase were unchanged at $5.0 million at June 30, 2013.

Stockholders’ equity decreased $245,000, or 0.5%, to $44.8 million at June 30, 2013 from $45.0 million at September 30, 2012. The decrease was due to the Company’s results from operations, and the changes in the Company’s accumulated other comprehensive loss during the nine month period.

The Company did not repurchase any shares during the nine months ended June 30, 2013. Through June 30, 2013, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,811,394.

The Company’s book value per share decreased to $7.70 at June 30, 2013 from $7.75 at September 30, 2012. The decrease was due to the Company’s results of operations for the nine months ended June 30, 2013.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2013 and 2012

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2013 and 2012. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$19,959	$14	0.28%	$16,198	$10	0.27%
Loans receivable, net	389,467	4,540	4.68%	382,921	4,670	4.89%
Securities
Taxable	59,288	379	2.56%	67,879	473	2.80%
Tax-exempt (1)	11	—	9.09%	41	1	9.09%
FHLB of NY stock	2,366	25	4.24%	2,299	26	4.49%
Total interest-earning assets	471,091	4,958	4.22%	469,338	5,180	4.43%
Noninterest-earning assets	56,535			54,818
Total assets	$527,626			$524,156

Interest-bearing liabilities:
Savings accounts (2)	$55,283	32	0.23%	$57,768	50	0.35%
NOW accounts (3)	147,101	110	0.30%	145,440	159	0.44%
Time deposits (4)	162,510	612	1.51%	167,484	760	1.82%
Total interest-bearing deposits	364,894	754	0.83%	370,692	969	1.05%
Borrowings	40,662	323	3.18%	49,599	475	3.84%
Total interest-bearing liabilities	405,556	1,077	1.07%	420,291	1,444	1.38%
Noninterest-bearing liabilities	77,064			59,099
Total liabilities	482,620			479,390
Retained earnings	45,006			44,766
Total liabilities and retained earnings	$527,626			$524,156

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$3,881			$3,736
Interest rate spread			3.15%			3.05%
Net interest-earning assets	$65,535			$49,047
Net interest margin (5)			3.30%			3.19%
Average interest-earning assets to average interest-bearing liabilities	116.16%			111.67%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$13,542	$28	0.28%	$13,677	$29	0.28%
Loans receivable, net	388,867	13,560	4.66%	383,128	14,058	4.89%
Securities
Taxable	59,417	1,125	2.53%	70,891	1,516	2.85%
Tax-exempt (1)	21	1	6.78%	53	3	6.55%
FHLB of NY stock	2,484	82	4.40%	2,300	79	4.55%
Total interest-earning assets	464,331	14,796	4.26%	470,049	15,685	4.45%
Noninterest-earning assets	54,766			54,863
Total assets	$519,097			$524,912

Interest-bearing liabilities:
Savings accounts (2)	$54,513	$102	0.25%	$58,621	$182	0.41%
NOW accounts (3)	148,185	377	0.34%	144,214	482	0.45%
Time deposits (4)	159,760	1,866	1.56%	169,883	2,422	1.90%
Total interest-bearing deposits	362,458	2,345	0.86%	372,718	3,086	1.10%
Borrowings	43,371	1,030	3.17%	49,829	1,467	3.92%
Total interest-bearing liabilities	405,829	3,375	1.11%	422,547	4,553	1.44%
Noninterest-bearing liabilities	68,251			57,587
Total liabilities	474,080			480,134
Retained earnings	45,017			44,778
Total liabilities and retained earnings	$519,097			$524,912

Tax-equivalent basis adjustment		—			(1)
Net interest and dividend income		$11,421			$11,131
Interest rate spread			3.15%			3.01%
Net interest-earning assets	$58,502			$47,502
Net interest margin (5)			3.29%			3.15%
Average interest-earning assets to average interest-bearing liabilities	114.42%			111.24%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

Net Income. Net income increased $20,000 during the three-month period ended June 30, 2013 compared with the three-month period ended June 30, 2012 due to higher net interest and dividend income, which increased $145,000, or 3.9%. Partially offsetting lower non-interest income and higher non-interest expenses were lower provisions for loan loss.

Net Interest and Dividend Income. Net interest and dividend income increased $145,000 to $3.9 million for the three months ended June 30, 2013 from $3.7 million for the three months ended June 30, 2012. The Company’s net interest margin increased by 11 basis points to 3.30% for the quarter ended June 30, 2013 compared to 3.19% for the quarter ended June 30, 2012. The yield on interest-earning assets fell 21 basis points to 4.22% for the three months ended June 30, 2013 from 4.43% for the three months ended June 30, 2012 primarily due to the lower interest rate environment. The cost of interest-bearing liabilities fell 31 basis points to 1.07% for the three months ended June 30, 2013 from 1.38% for the three months ended June 30, 2012. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $222,000, or 4.3%, to $5.0 million for the three months ended June 30, 2013 from $5.2 million for the three months ended June 30, 2012. The decrease was attributable to a 21 basis point decrease in the yield on such assets to 4.22%, which more than offset a $1.8 million, or 0.40%, increase in the average balance of interest-earning assets for the quarter ended June 30, 2013 compared with the prior year period.

Interest earned on loans decreased $130,000, or 2.8%, to $4.5 million for the three months ended June 30, 2013 compared with the prior year period due primarily to a 21 basis point decrease in the average yield on such loans to 4.68% from 4.89%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $91,000, or 18.8%, due to a $4.8 million, or 5.8%, decrease in the average balance of such securities to $79.3 million for the three months ended June 30, 2013. The average yield on investment securities decreased 33 basis points to 1.99% for the three months ended June 30, 2013 from 2.32% for the three months ended June 30, 2012. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $367,000, or 25.4%, to $1.1 million for the three months ended June 30, 2013 from $1.4 million for the three months ended June 30, 2012. The average balance of interest-bearing liabilities decreased $14.7 million, or 3.5%, between the two periods, while the cost on such liabilities fell 31 basis points to 1.07% for the quarter ended June 30, 2013 compared with the prior year period.

The average balance of interest bearing deposits decreased $5.8 million to $364.9 million from $370.7 million while the average cost of such deposits decreased 22 basis points to 0.83% from 1.05% in the lower market interest rate environment. As a result, average interest paid on interest-bearing deposits decreased $215,000 to $754,000 for the three months ended June 30, 2013 from $969,000 for the three months ended June 30, 2012.

Interest paid on advances and securities sold under agreements to repurchase decreased $152,000, or 32.0%, to $323,000 for the three months ended June 30, 2013 from $475,000 for the prior year period due to a decrease in the average balance of such borrowings to $40.7 million from $49.6 million. The average cost of advances and securities sold under agreements to repurchase decreased 66 basis points to 3.18% for the three months ended June 30, 2013 from 3.84% for the same period of June 30, 2012, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $254,000 for the three months ended June 30, 2013 compared to a provision of $340,000 for the prior year period. The provision for loan losses decreased during the current period compared with the prior year period due to lower levels of loan charge-offs. Net recoveries were $162,000 for the three months ended June 30, 2013 compared to net charge-offs of $547,000 for the three months ended June 30, 2012. The Company recorded charge-offs of $122,000 and recoveries of $284,000 during the three months ended June 30, 2013.

The loan charge-offs during the three months ended June 30, 2013 resulted from write-downs of two impaired loans. A $99,000 non-performing commercial loan secured by assets of the business was entirely charged off and $23,000 was charge-off from a $644,000 non-performing construction loan based on an updated appraisal of the collateral securing the loan. There were two partial recoveries totaling $284,000 recorded during the quarter from previously written down construction loans.

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

Other Income. Non-interest income decreased $103,000, or 20.8%, to $393,000 during the three months ended June 30, 2013 compared to $496,000 for the three months ended June 30, 2012. The decrease was attributable to lower gains on the sales of investment securities and lower service charge income. The Company recorded gains totaling $57,000 from the sale of investment securities during the three months ended June 30, 2013, which decreased $81,000, or 58.7%, from the prior year period. In addition, service charge income decreased $33,000, or 12.7%, to $226,000 due to lower loan fees and late charges recorded during the current year period.

Other Expenses. During the three months ended June 30, 2013, non-interest expenses increased $99,000 to $3.7 million from $3.6 million for the three months ended June 30, 2012 due to higher compensation and benefit expenses, which increased $116,000, or 6.5%, due to annual merit increases and higher employee medical benefit expenses.

Income Tax Benefit. The Company recorded tax expense of $78,000 for the three months ended June 30, 2013, compared to $69,000 for the three months ended June 30, 2012. The increase was due to higher income from operations between the two periods.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and 2012

Net Income. Net income decreased $81,000 to $133,000 during the nine month period ended June 30, 2013 compared with $214,000 during the nine month period ended June 30, 2012 due primarily to higher provisions for loan loss, which increased $662,000, or 64.1%, during the nine months ended June 30, 2013. Offsetting the higher provisions for loan loss was higher net interest and dividend income, which increased $289,000, or 2.6%, and lower non-interest expenses, which decreased $353,000, or 3.1%.

Net Interest and Dividend Income. Net interest and dividend income increased $289,000, or 2.6%, to $11.4 million for the nine month period ended June 30, 2013 compared with $11.1 million for the nine month period ended June 30, 2012.

The Company’s net interest margin increased by 14 basis points to 3.29% for the nine months ended June 30, 2013 compared to 3.15% for the nine months ended June 30, 2012. The yield on interest-earning assets fell 19 basis points to 4.26% for the nine months ended June 30, 2013 from 4.45% for the nine months ended June 30, 2012 primarily due to the lower rate environment. The cost of interest-bearing liabilities fell 33 basis points to 1.11% for the nine months ended June 30, 2013 from 1.44% for the nine months ended June 30, 2012. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $888,000, or 5.7%, to $14.8 million for the nine months ended June 30, 2013 from $15.7 million for the nine months ended June 30, 2012. The average balance of interest-earning assets decreased $5.7 million, or 1.2%, while the yield on assets decreased 19 basis points to 4.26% for the nine months ended June 30, 2013 compared with the prior year period.

Interest earned on loans decreased $498,000, or 3.5%, to $13.6 million for the nine months ended June 30, 2013 from $14.1 million for the prior year period while the average balance of loans between periods increased $5.7 million to $388.9 million and a 23 basis point decrease in the average yield on such loans to 4.66% from 4.89%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $394,000, or 25.5%, due to a $11.6 million, or 13.8%, decrease in the average balance of such securities to $73.0 million for the nine months ended June 30, 2013. The average yield on investment securities decreased 33 basis points to 2.11% for the nine months ended June 30, 2013 from 2.44% for the nine months ended June 30, 2012. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $1.2 million, or 25.9%, to $3.4 million for the nine months ended June 30, 2013 from $4.6 million for the nine months ended June 30, 2012. The average balance of interest-bearing liabilities decreased $16.7 million, or 4.0%, between the two periods while the cost on such liabilities fell 33 basis points to 1.11% for the nine months ended June 30, 2013 compared with the prior year period.

The average balance of interest bearing deposits decreased $10.3 million to $362.5 million from $372.7 million while the average cost of such deposits decreased 24 basis points to 0.86% from 1.10% in the lower market interest rate environment. As a result, interest paid on deposits decreased $741,000 to $2.3 million for the nine months ended June 30, 2013 from $3.1 million for the nine months ended June 30, 2012.

Interest paid on advances and securities sold under agreements to repurchase decreased $437,000, or 29.8%, to $1.0 million for the nine months ended June 30, 2013 from $1.5 million for the prior year period due to a decrease in the average balance of such borrowings to $43.4 million from $49.8 million. The average cost of advances and securities sold under agreements to repurchase decreased 75 basis points to 3.17% for the nine months ended June 30, 2013 from 3.92% for the same period of June 30, 2012, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $1.7 million for the nine months ended June 30, 2013 compared to $1.0 million for the nine months ended June 30, 2012. The increase in the provision for loan loss was due primarily to higher levels of loan charge-offs. Net charge-offs were $2.0 million for the nine months ended June 30, 2013 compared to $1.0 million for the nine months ended June 30, 2012.

The loan charge-offs during the nine months ended June 30, 2013 resulted primarily from additional write-downs of loans previously deemed impaired. Thirteen non-performing loans secured by real estate totaling $8.2 million were written down by $2.1 million for the nine months based on updated valuations of the real estate securing the loans. Of these thirteen loans, three totaling $2.9 million at September 30, 2012 were transferred to other real estate owned. In addition, the Company wrote down five commercial loans by $174,000 and one personal consumer loan totaling $12,000 during the nine months ended June 30, 2013. Offsetting the charge-offs were three partial recoveries totaling $304,000 received during the nine month period.

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

Other Income. Non-interest income decreased $162,000, or 10.0%, to $1.5 million for the nine months ended June 30, 2013 from $1.6 million for the nine months ended June 30, 2012. The decrease was attributable to lower gains on the sales of investment securities. Gains on the sale of available-for-sale investment securities decreased $166,000 to $120,000 for the nine months ended June 30, 2013 from $286,000 for the nine months ended June 30, 2012.

Other Expenses. Non-interest expenses decreased $353,000, or 3.1%, to $11.1 million during the nine months ended June 30, 2013 from $11.5 million for the nine months ended June 30, 2012. With the exception of data processing expenses, which increased $31,000, or 7.6%, due to the Bank’s core systems conversion in June 2012, and compensation and benefits expense, which increased $29,000, or 0.5%, all other categories of non-interest expenses decreased during the current year period. OREO expenses decreased $224,000, or 32.0%, loan servicing expenses decreased $57,000, or 21.3%, professional fees decreased $51,000, or 6.6% and other expenses decreased $39,000, or 4.1%.

Income Tax Benefit. The Company recorded a tax benefit of $67,000 for the nine months ended June 30, 2013, compared to a tax expense of $34,000 for the nine months ended June 30, 2012. A federal deferred tax benefit of $44,000 plus a federal AMT credit of $34,000 was partially offset by current and deferred New Jersey State tax expense of $11,000 for the period ended June 30, 2013.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at June 30, 2013, did not materially change from that in place on September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2013 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2013, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $8.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $37.4 million. There has been no material change during the nine months ended June 30, 2013 in any of the Company’s other contractual obligations or commitments to make future payments.

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

At June 30, 2013, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.18%, and total qualifying capital as a percentage of risk-weighted assets was 12.78%.

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weighted (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constrains will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interest. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Magyar Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended June 30, 2013. Through June 30, 2013, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and September 30, 2012; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
37

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 12, 2013
/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 12, 2013	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

