Form 10-K
period 2013-09-30
Magyar Bancorp, Inc.
filed 2013-12-20
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

OR

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

Yes ☐ No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2013 was $13.4 million. As of December 15, 2013, there were 5,811,394 outstanding shares of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the Annual Meeting of Stockholders to be held in February, 2014(Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2013

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2013, Magyar Bancorp, Inc. had consolidated assets of $537.7 million, total deposits of $453.3 million and stockholders’ equity of $45.3 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2013 our market share of deposits was 1.50% and 0.70% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.51% and 0.58%, respectively, at June 30, 2012.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $153.0 million, or 38.3% of our total loans at September 30, 2013. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2013. We also originate commercial real estate, commercial business and construction loans. At September 30, 2013, these loans totaled $163.3 million, $34.5 million and $16.7 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2013, home equity lines of credit and stock-secured demand loans totaled $20.3 million and $11.6 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$152,977	38.30%	$157,536	40.50%	$159,228	41.37%	$165,462	40.50%	$172,415	38.76%
Commercial real estate	163,368	40.90%	148,806	38.30%	120,994	31.44%	116,222	28.45%	105,764	23.78%
Construction	16,749	4.20%	17,952	4.60%	34,144	8.87%	57,086	13.97%	93,217	20.96%
Home equity lines of credit	20,349	5.10%	23,435	6.00%	22,352	5.81%	22,823	5.59%	22,528	5.07%
Commercial business	34,492	8.60%	29,930	7.70%	36,195	9.41%	33,676	8.24%	37,372	8.40%
Other	11,631	2.90%	11,265	2.90%	11,945	3.10%	13,277	3.25%	13,484	3.03%
Total loans receivable	$399,566	100.00%	$388,924	100.00%	$384,858	100.00%	$408,546	100.00%	$444,780	100.00%
Net deferred loan costs	247		204		208		106		24
Allowance for loan losses	(3,013)		(3,858)		(3,812)		(4,766)		(5,807)
Total loans receivable, net	$396,800		$385,270		$381,254		$403,886		$438,997

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2014	$10,458	4.76%	$25,907	4.99%	$15,362	5.71%	$4,569	4.43%
2015	2,114	3.32%	6,390	4.22%	1,387	3.81%	—	—
2016	397	5.48%	3,628	5.14%	—	—	—	—
2017 to 2018	6,653	4.75%	3,917	5.25%	—	—	—	—
2019 to 2023	7,731	4.44%	12,478	4.88%	—	—	172	3.87%
2024 to 2028	15,509	3.83%	11,343	4.60%	—	—	905	3.31%
2029 and beyond	110,115	4.54%	99,705	5.09%	—	—	14,703	3.66%
Total	$152,977	4.47%	$163,368	5.00%	$16,749	5.55%	$20,349	3.82%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2014	$22,642	4.11%	$204	3.28%	$79,142	4.81%
2015	377	5.86%	15	6.99%	10,283	4.04%
2016	4,148	3.78%	90	7.16%	8,263	4.50%
2017 to 2018	3,773	4.96%	24	9.67%	14,367	4.95%
2019 to 2023	1,682	5.39%	54	5.00%	22,117	4.76%
2024 to 2028	930	4.21%	—	—	28,687	4.13%
2029 and beyond	940	4.85%	11,244	2.63%	236,707	4.63%
Total	$34,492	4.27%	$11,631	2.70%	$399,566	4.63%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2013 that are contractually due after September 30, 2014.

	Due After September 30, 2014
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to four-family residential	$94,097	$48,422	$142,519
Commercial real estate	15,792	121,669	137,461
Construction	1,101	286	1,387
Home equity lines of credit	52	15,728	15,780
Commercial business	4,680	7,170	11,850
Other	40	11,387	11,427

Total	$115,762	$204,662	$320,424

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2013, $153.0 million, or 38.3% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2013, non-performing residential mortgage loans totaled $8.5 million, or 5.6% of the total residential loan portfolio. Interest income of $229,000 would have been recorded on non-performing residential mortgage loans for the year ended September 30, 2013, if they had been current in accordance with their original terms. During the year ended September 30, 2013, $491,000 was charged-off against the allowance for loan loss for nine impaired residential real estate loans.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. However, to help manage interest rate risk and to increase fee income during fiscal year 2013, four fixed-rate loans totaling $1.0 million were sold to Freddie Mac. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. No loans were held for sale at September 30, 2013.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. At September 30, 2013, we had $1.2 million of purchased one-to four-family residential mortgage loans. No loans were purchased in the fiscal year ended September 30, 2013.

At September 30, 2013, we had $101.8 million of fixed-rate residential mortgage loans, which represented 66.6% of our total residential mortgage loan portfolio. At September 30, 2013, our largest fixed-rate residential mortgage loan was $1.8 million. The loan was performing in accordance with its terms at September 30, 2013.

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

At September 30, 2013, adjustable-rate residential mortgage loans totaled $51.2 million, or 33.4% of our total residential mortgage loan portfolio. Of these loans, $16.9 million were interest-only loans originated with an average loan-to-value ratio of 71.1%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2013, our largest adjustable-rate residential mortgage loan was for $3.0 million. The loan was performing in accordance with its terms at September 30, 2013.

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

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2013, $163.3 million, or 40.9%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.9 million. At September 30, 2013, our largest commercial real estate loan was $6.3 million and was secured by four office buildings located in Parsippany, New Jersey. The loan was performing in accordance with its terms at September 30, 2013. At September 30, 2013, six commercial real estate loans totaling $2.7 million were non-performing. During the year ended September 30, 2013, $576,000 was charged-off against the allowance for loan loss for five impaired commercial real estate loans. Interest income of $241,000 would have been recorded on non-performing commercial real estate loans for the year ended September 30, 2013, if they had been current in accordance with their original terms. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, town homes, condominiums, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2013, our construction loans totaled $16.7 million, or 4.2% of total loans

At September 30, 2013, construction loans for the development of one-to four-family residential properties totaled $9.7 million, or 2.4% of total loans. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2013, construction loans for the development of town homes, condominiums and apartment buildings totaled $886,000, or 0.2% of total loans. These construction loans also generally have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans has been 70% of the appraised value of the property. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2013, construction loans for the development of commercial properties totaled $6.2 million, or 1.5% of total loans. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $6.9 million. At September 30, 2013, our largest outstanding construction loan balance was a $2.3 million participation loan, of which another bank is the lead lender.  The loan was to finance the construction of up to 9 proposed buildings, included a supermarket, in Patterson, New Jersey. The loan was performing in accordance with its terms at September 30, 2013. At September 30, 2013, five construction loans totaling $3.5 million were non-performing. During the year ended September 30, 2013, $1.4 million was charged-off against the allowance for loan loss for four impaired construction loans and $284,000 was recovered from a prior year charge-off. Interest income of $251,000 would have been recorded on non-performing construction loans for the year ended September 30, 2013 if they had been current in accordance with their original terms.

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

Commercial Business Loans. At September 30, 2013, our commercial business loans totaled $34.5 million, or 8.6% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

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

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.9 million currently. At September 30, 2013, our largest commercial business loan was a $4.0 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2013. At September 30, 2013, two commercial business loans totaling $25,000 were non-performing. Interest income of $2,000 would have been recorded on non-performing commercial business loans for the year ended September 30, 2013, if they had been current in accordance with their original terms. During the year ended September 30, 2013, $807,000 had been charged-off against the allowance for loan loss for six impaired commercial business loans.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2013, these loans totaled $20.3 million, or 5.1% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $6.9 million currently. At September 30, 2013, our largest home equity line of credit loan was $859,000. The loan is performing according to its terms at September 30, 2013. At September 30, 2013, all home equity lines of credit were performing in accordance with their terms with the exception of seven non-performing loans totaling $846,000. Interest income of $40,000 would have been recorded on non-performing home equity lines of credit for the year ended September 30, 2013, if they had been current in accordance with their original terms.

We also originate loans secured by the common stock of publicly traded companies, provided their shares are listed on the New York Stock Exchange or the NASDAQ Stock Market, and provided the company is not a banking company. Stock-secured loans are interest-only and are offered for terms up to twelve months and for adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal. The loan amount is not to exceed 70% of the value of the stock securing the loan at any time.

At September 30, 2013, stock-secured loans totaled $11.0 million, or 2.8% of our total loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2013, $10.9 million, or 2.8% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2013, the aggregate loan-to-value ratio of the stock-secured portfolio was 32.0%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2013.

At September 30, 2013, we were servicing loans sold to Freddie Mac in the amount of $18.2 million and SBA guaranteed loans sold in the amount of $8.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2013, we had $5.3 million of loan participation interests in which we were the lead lender, and $7.1 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2013, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2013, we originated $26.3 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily of loans with terms of 30 years or less. We also originated $26.5 million of commercial real estate loans, $3.2 million of owner-occupied construction loans, $21.2 million of commercial business loans, and $6.4 million of home equity lines of credit and other loans during the fiscal year ended September 30, 2013.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2013, we had $1.2 million of one-to four-family residential mortgage loans that were purchased from other lenders. No loans were purchased in the fiscal year ended September 30, 2013.

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

Loan requests for aggregate borrowings up to $1.5 million must be approved by Magyar Bank’s Chief Lending Officer or President. Other members of our lending staff have lesser amounts of lending authority based on their experience as lending officers. Loan requests for aggregate borrowings up to 40% of Magyar Bank’s loans-to-one-borrower limit, or $2.8 million, must be approved by Magyar Bank’s Management Loan Committee. The Management Loan Committee is comprised of the President, Chief Lending Officer, Chief Financial Officer and various bank officers appointed by the Board of Directors. A quorum of three members including either the President or the Chief Lending Officer is required for all Management Loan Committee meetings. The Directors Loan Committee must approve all loan requests for aggregate borrowings in excess of 40% of Magyar Bank’s loans-to-one-borrower limit, or $2.8 million. The Board of Directors must approve all loan requests for aggregate borrowings in excess of 80% of Magyar Bank’s loans-to-one-borrower limit, or $5.6 million.

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

	September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$8,515	$7,577	$3,523	$2,451	$4,565
Commercial real estate	2,744	6,424	7,156	8,228	7,439
Construction	3,526	5,141	15,464	13,969	19,515
Home equity lines of credit	846	863	788	1,304	1,086
Commercial business	25	57	255	1,465	879
Other	—	12	—	—	—

Total	15,656	20,074	27,186	27,417	33,484

Accruing loans three months or more past due:
One-to four-family residential	—	—	533	—	—
Commercial real estate	—	—	441	—	—
Construction	—	—	—	583	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Other	—	—	—	—	—

Total loans three months or more past due	—	—	974	583	—

Total non-performing loans	15,656	20,074	28,160	28,000	33,484

Other real estate owned	14,756	13,381	16,595	12,655	5,562

Total non-performing assets	30,412	33,455	44,755	40,655	39,046
Performing troubled debt restructurings	2,163	2,581	4,744	3,610	458
Performing troubled debt restructurings
and total non-performing assets	$32,575	$36,036	$49,499	$44,265	$39,504

Ratios:
Total non-performing loans to total loans	3.92%	5.16%	7.32%	6.85%	7.53%
Total non-performing loans and performing
troubled debt restructurings to total loans	4.46%	5.83%	8.55%	7.74%	7.63%
Total non-performing assets to total assets	5.66%	6.57%	8.54%	7.56%	6.91%
Total non-performing assets and performing
troubled debt restructurings to total assets	6.06%	7.08%	9.45%	8.23%	6.99%

At September 30, 2013, our portfolio of commercial business, commercial real estate and construction loans totaled $214.6 million, or 53.7% of our total loans, compared to $196.7 million, or 50.6% of our total loans, at September 30, 2012. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructuring and total non-performing assets decreased $3.4 million to $32.6 million at September 30, 2013 from $36.0 million at September 30, 2012, and decreased $16.9 million from $49.5 million at September 30, 2011.

Additional interest income of approximately $763,000 and $2.1 million would have been recorded during the fiscal years ended September 30, 2013 and 2012, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  During the year ended September 30, 2013, there were nine loans totaling $2.2 million that were classified as TDRs by the Company.  These loans are not included in the non-performing loan figures listed above, as they continue to perform under their modified terms.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non- accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2013
One-to four-family residential	5	$378	32	$8,515	37	$8,893
Commercial real estate	—	—	6	2,744	6	2,744
Construction	—	—	5	3,526	5	3,526
Home equity lines of credit	—	—	7	846	7	846
Commercial business	—	—	2	25	2	25
Other	—	—	—	—	—	—
Total	5	$378	52	$15,656	57	$16,034

At September 30, 2012
One-to four-family residential	8	$1,589	24	$7,577	32	$9,166
Commercial real estate	4	708	8	6,424	12	7,132
Construction	—	—	6	5,141	6	5,141
Home equity lines of credit	1	59	7	863	8	922
Commercial business	1	102	2	57	3	159
Other	—	—	1	12	1	12
Total	14	$2,458	48	$20,074	62	$22,532

At September 30, 2011
One-to four-family residential	3	$485	12	$4,056	15	$4,541
Commercial real estate	2	851	9	7,597	11	8,448
Construction	1	92	15	15,464	16	15,556
Home equity lines of credit	—	—	4	788	4	788
Commercial business	—	—	3	255	3	255
Other	—	—	—	—	—	—
Total	6	$1,428	43	$28,160	49	$29,588

At September 30, 2010
One-to four-family residential	4	$721	4	$2,451	8	$3,172
Commercial real estate	2	2,147	6	6,081	8	8,228
Construction	—	—	15	14,552	15	14,552
Home equity lines of credit	—	—	3	1,304	3	1,304
Commercial business	—	—	5	1,465	5	1,465
Other	—	—	—	—	—	—
Total	6	$2,868	33	$25,853	39	$28,721

At September 30, 2009
One-to four-family residential	1	$150	9	$4,565	10	$4,715
Commercial real estate	—	—	7	7,439	7	7,439
Construction	2	1,642	10	17,873	12	19,515
Home equity lines of credit	—	—	2	1,086	2	1,086
Commercial business	1	15	5	864	6	879
Other	—	—	—	—	—	—
Total	4	$1,807	33	$31,827	37	$33,634

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $14.8 million of other real estate owned properties at September 30, 2013 and $13.4 million of other real estate owned properties at September 30, 2012. During the year ended September 30, 2013, the Company was able to successfully dispose of twelve properties with an aggregate carrying value of $2.8 million for a net loss of $77,000 and the Company was able to secure the title for nine other properties totaling $4.3 million.

Other real estate owned at September 30, 2013 consisted of thirteen residential properties, five commercial real estate buildings, eleven real estate lots, and two incomplete condominium projects. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

The Company also recorded a $42,000 valuation allowance one property based on an updated appraisal during the year ended September 30, 2013. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2013, classified loans consisted of $1.9 million of special mention assets and $27.9 million of substandard assets. There were no assets classified doubtful or loss at September 30, 2013.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2013 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$3,858	$3,812	$4,766	$5,807	$4,502

Charge-offs:
One-to four-family residential	491	326	55	61	39
Commercial real estate	576	110	652	321	1,063
Construction	1,374	880	1,583	3,102	4,120
Home equity lines of credit	—	81	98	93	724
Commercial business	807	69	342	196	963
Other	12	—	3	—	1
Total charge-offs	3,260	1,466	2,733	3,773	6,910

Recoveries:
One-to four-family residential	—	—	—	—	—
Commercial real estate	20	—	—	—	—
Construction	284	51	—	1	2
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	31	—	—
Other	—	—	—	2	1
Total recoveries	304	51	31	3	3

Net charge-offs	2,956	1,415	2,702	3,770	6,907
Provision for loan losses	2,111	1,461	1,748	2,729	8,212

Balance at end of period	$3,013	$3,858	$3,812	$4,766	$5,807

Ratios:
Net charge-offs to average loans outstanding	0.76%	0.37%	0.69%	0.89%	1.61%
Allowance for loan losses to total
non-performing loans at end of period	19.24%	19.22%	13.54%	17.02%	17.34%
Allowance for loan losses to total loans
at end of period	0.75%	0.99%	0.99%	1.17%	1.31%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2013
One-to four-family residential	$844	28.00%	38.30%
Commercial real estate	852	28.28%	40.90%
Construction	604	20.05%	4.20%
Home equity lines of credit	125	4.15%	5.10%
Commercial business	452	15.00%	8.60%
Other	9	0.30%	2.90%
Unallocated	127	4.22%	0.00%
Total allowance for loan losses	$3,013	100.00%	100.00%
At September 30, 2012
One-to four-family residential	$610	15.80%	40.50%
Commercial real estate	1,929	49.99%	38.30%
Construction	640	16.59%	4.60%
Home equity lines of credit	232	6.03%	6.00%
Commercial business	383	9.93%	7.70%
Other	23	0.60%	2.90%
Unallocated	41	1.06%	0.00%
Total allowance for loan losses	$3,858	100.00%	100.00%
At September 30, 2011
One-to four-family residential	$734	19.25%	41.37%
Commercial real estate	1,266	33.21%	31.44%
Construction	1,043	27.37%	8.87%
Home equity lines of credit	101	2.65%	5.81%
Commercial business	551	14.45%	9.41%
Other	13	0.34%	3.10%
Unallocated	104	2.73%	0.00%
Total allowance for loan losses	$3,812	100.00%	100.00%
At September 30, 2010
One-to four-family residential	$589	12.35%	40.50%
Commercial real estate	1,123	23.56%	28.45%
Construction	2,020	42.39%	13.97%
Home equity lines of credit	83	1.75%	5.59%
Commercial business	866	18.17%	8.24%
Other	11	0.23%	3.25%
Unallocated	74	1.55%	0.00%
Total allowance for loan losses	$4,766	100.00%	100.00%
At September 30, 2009
One-to four-family residential	$455	7.83%	38.76%
Commercial real estate	1,235	21.27%	23.78%
Construction	2,967	51.09%	20.96%
Home equity lines of credit	60	1.04%	5.08%
Commercial business	957	16.48%	8.40%
Other	15	0.26%	3.02%
Unallocated	118	2.03%	0.00%
Total allowance for loan losses	$5,807	100.00%	100.00%

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

At September 30, 2013, our securities portfolio totaled $68.3 million, or 12.7% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2013, $52.5 million of our securities were classified as held-to-maturity and reported at amortized cost, and $15.8 million were classified as available-for-sale and reported at fair value. At September 30, 2013, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2013, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $63.6 million, or 93.1% of our total securities portfolio. Of this amount, $59.6 million were mortgage-backed securities and $4.0 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2013, our mortgage-backed securities, including CMOs, totaled $61.3 million, or 89.7% of our total securities portfolio. Included in this balance was $1.7 million of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 2.95% at September 30, 2013. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2013 was $60.8 million, which was $670,000 less than the amortized cost of $61.5 million. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2013, we held corporate notes as held to maturity and have a total amortized cost value of $3.0 million, or 4.4% of our total securities portfolio. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2013, we held no equity securities other than $2.0 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2013				At September 30, 2012				At September 30, 2011
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:	(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,551	$5	$—	$1,556	$1,850	$11	$—	$1,861	$3,310	$84	$—	$3,394
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,633	9	(241)	9,401	8,368	207	—	8,575	13,915	215	(42)	14,088
Mortgage backed securities-commercial	3,963	39	—	4,002	4,053	175	—	4,228	4,137	265	—	4,402
Debt securities	—	—	—	—	1,000	67	—	1,067	2,000	29	—	2,029
Private label mortgage-backed securities-residential	808	9	(2)	815	1,031	25	(1)	1,055	1,456	—	(57)	1,399
Total securities available for sale	$15,955	$62	$(243)	$15,774	$16,302	$485	$(1)	$16,786	$24,818	$593	$(99)	$25,312

	At September 30, 2013				At September 30, 2012				At September 30, 2011
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities-residential	$9,455	$231	$(121)	$9,565	$10,790	$414	$(8)	$11,196	$14,875	$483	$(11)	$15,347
Mortgage-backed securities-commercial	1,433	—	(3)	1,430	1,522	14	—	1,536	1,646	18	—	1,664
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	33,758	363	(975)	33,146	18,578	722	(5)	19,295	17,315	441	—	17,756
Debt securities	4,000	—	(267)	3,733	5,770	6	—	5,776	6,500	12	—	6,512
Private label mortgage-backed securities-residential	901	27	(11)	917	1,367	27	—	1,394	1,592	14	(160)	1,446
Obligations of state and political subdivisions	11	—	—	11	41	1	—	42	72	2	—	74
Corporate securities	3,000	—	—	3,000	3,000	—	(109)	2,891	3,000	—	(86)	2,914
Total securities held to maturity	$52,558	$621	$(1,377)	$51,802	$41,068	$1,184	$(122)	$42,130	$45,000	$970	$(257)	$45,713

At September 30, 2013, a total of thirty three securities with an aggregate fair value of $42.8 million had gross unrealized losses of $1.6 million, or approximately 3.8% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal bond yields have been adjusted to a tax-equivalent basis.

			More Than Five
	Less Than		Years Through		More Than
	Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$—	—%	$—	—%	$1,551	1.63%	$1,551	1.63%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	—	—%	4,780	2.38%	4,853	2.69%	9,633	2.54%
Mortgage backed securities-commercial	3,963	5.07%	—	—%	—	—%	3,963	5.07%
Private label mortgage-backed securities-residential	—	—%	785	5.50%	23	1.84%	808	5.40%
Total securities available for sale	$3,963	5.07%	$5,565	2.82%	$6,427	2.43%	$15,955	3.22%

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$—	—%	—	—%	$9,455	3.61%	$9,455	3.61%
Mortgage-backed securities - commercial	—	—%	—	—%	1,433	0.66%	1,433	0.66%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	13	3.95%	12,676	2.57%	21,069	2.81%	33,758	2.72%
Debt securities	—	—%	1,000	2.19%	3,000	1.83%	4,000	1.92%
Private label mortgage-backed securities - residential	—	—%	—	—%	901	3.58%	901	3.58%
Obligations of state and political subdivisions	11	6.00%	—	—%	—	—%	11	6.00%
Corporate securities	3,000	2.26%	—	—%	—	—%	3,000	2.26%
Total securities held to maturity	$3,024	2.28%	$13,676	2.55%	$35,858	2.87%	$52,558	2.76%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. Historically, we also accepted brokered deposits and did so when attractive rates were available. At September 30, 2013, we had $4.9 million in brokered deposits as compared to $7.5 million at September 30, 2012.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2013, $153.8 million, or 33.9% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2013			2012			2011
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$98,345	21.69%	0.00%	$50,897	12.22%	0.00%	$51,220	12.05%	0.00%
Savings accounts	53,291	11.76%	0.20%	55,293	13.28%	0.28%	60,533	14.24%	0.58%
NOW accounts	40,500	8.93%	0.15%	44,312	10.64%	0.32%	30,941	7.28%	0.28%
Money market accounts	107,351	23.68%	0.26%	107,555	25.82%	0.42%	106,689	25.11%	0.50%
Certificates of deposit	125,696	27.73%	1.16%	129,716	31.14%	1.28%	144,739	34.06%	1.73%
Retirement accounts	28,145	6.21%	2.06%	28,745	6.90%	2.45%	30,821	7.25%	2.89%

Total deposits	$453,328	100.00%	0.55%	$416,518	100.00%	0.75%	$424,943	100.00%	1.03%

As of September 30, 2013, the aggregate amount of outstanding certificates of deposit (including retirement accounts) in amounts greater than or equal to $100,000 was $93.0 million. The following table sets forth the maturity of these certificates as of September 30, 2013 (in thousands):

Three months or less	$17,999
Over three months through six months	14,587
Over six months through one year	19,430
Over one year to three years	25,412
Over three years	15,560

Total	$92,988

At September 30, 2013, $96.7 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2013	2012	2011
	(Dollars in thousands)

Beginning balance	$365,621	$373,723	$390,634
Net withdrawals before interest credited	(13,471)	(11,773)	(21,691)
Interest credited	2,833	3,671	4,780

Ending balance	$354,983	$365,621	$373,723

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase with CitiGroup Global Markets Inc.

As of September 30, 2013, we had long term advances from the Federal Home Loan Bank in the amount of $27.1 million. In addition, our repurchase agreements totaled $5.0 million at September 30, 2013. These aggregate borrowings represent 6.5% of total liabilities and had a weighted average rate of 3.31% at September 30, 2013. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2013, we had an aggregate borrowing capacity of $88.4 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2013 mature as follows (in thousands):

Year Ending September 30,
2014	$8,700
2015	5,000
2016	2,260
2017	3,000
2018	4,000
Thereafter	4,140
$27,100

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2013	2012
	(Dollars in thousands)

Balance at end of year	$—	$1,400
Weighted average balance during the year	$2,721	$911
Weighted average interest rate at the end of year	0.00%	0.38%
Maximum month-end balance during the year	$15,500	$8,750
Average interest rate during the year	0.39%	0.38%

The outstanding security sold under agreements to repurchase totaled $5.0 million at September 30, 2013. It is callable by the issuer quarterly beginning December 3, 2010 and matures December 3, 2014. The interest rate is 3.83% as long as the 3 month LIBOR remains below 5.12%. Should the 3 month LIBOR increase above 5.12% on a quarterly reset date, the interest rate will be reset to the initial rate minus twice the difference between 3 month LIBOR and 5.12% for the next quarter, assuming the counter-party does not exercise its call option.

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

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing Magyar Bank’s main office. On January 24, 2006, Magyar Bank exercised a purchase option within its lease from Hungaria Urban Renewal, LLC allowing Magyar Bank to purchase the land and building from this entity. Magyar Bank acquired a 100% interest in Hungaria Urban Renewal, LLC, which will have no other business other than owning Magyar Bank’s main office site. As part of a tax abatement agreement with the City of New Brunswick, Magyar Bank’s new office will remain in Hungaria Urban Renewal, LLC’s name.

Magyar Service Corp., a New Jersey corporation, is a wholly owned subsidiary of Magyar Bank. Magyar Service Corp. offers Magyar Bank customers and others a complete range of non-deposit investment products and financial planning services, including insurance products, fixed and variable annuities, and retirement planning for individual and commercial customers.

Personnel

At September 30, 2013 we employed 86 full-time employees and 9 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Magyar Bancorp, Inc. and Magyar Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Magyar Bank’s federal tax returns for the periods ended September 30, 2009 and September 30, 2010 were audited by the Internal Revenue Service. The audit did not result in any material adjustments to the Company’s tax returns or the Company’s financial statements. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Magyar Bancorp, Inc. or Magyar Bank.

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

At September 30, 2013, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. At September 30, 2013, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2013, the Company had approximately $4.2 million of federal and $8.3 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The federal net operating loss carry forwards will begin to expire in 2028, while the state net operating losses will begin to expire by 2015, if not used. Based on projections of future taxable income, the Company expects to be able to utilize all net operating loss carry forwards prior to their expiration.

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

State Taxation

New Jersey State Taxation. The income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Magyar Bank, Magyar Service Corporation, and MagBank Investment Company file New Jersey corporate income tax returns. Magyar Bank, Magyar Service Corp., and MagBank Investment Company are not currently under audit with respect to their New Jersey income tax returns nor have their respective state tax returns been audited for the past five years.

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

The legislation also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage originations and authorized depository institutions to pay interest on business checking accounts.

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

On July 11, 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also provides for more restrictive treatment of mortgage servicing and deferred tax assets for regulatory capital purposes. The rules limited a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective on January 1, 2015, and certain of the changes set forth in the final rule, such as the capital conservation buffer, will be phased in from January 1, 2016 through January 1, 2019.

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

On March 2, 2012 the Bank was informed in writing by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, that the Consent Order had been terminated. In connection with the termination, the Bank is to maintain a Tier 1 capital as a percentage of the Bank's total assets of at least 8.0%, and total qualifying capital as a percentage of risk-weighted assets of at least 12.0%. At September 30, 2013, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.12% and the total qualifying capital as a percentage of risk-weighted assets was 12.52%.

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

The recent final rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly.

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

As of September 30, 2013, Magyar Bank was in compliance with these requirements.

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

Effective April 1, 2011, the FDIC Board changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average Tier 1 capital, as required by the Dodd-Frank Act. The FDIC lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category and 30 to 45 basis points for banks in the highest risk category. The final rule eliminated the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these are now part of the new assessment base.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. On December 30, 2009, Magyar Bank prepaid $3.8 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Prepaid assessments were applied against the actual quarterly assessments, and were not to be applied to any special assessments that may occur in the future. The FDIC returned unused prepayments to insured depository institutions on June 30, 2013 and reverted back to collecting assessments on a quarterly basis beginning September 30, 2013. Unused prepayments of $531,000 were returned to the Bank on June 30, 2013.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $701,000 for the year ended September 30, 2013 and $706,000 for the year ended September 30, 2012.

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. We received an “outstanding” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the Federal Deposit Insurance Corporation in 2013.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2013, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to, though somewhat more lenient, those of the Federal Deposit Insurance Corporation for Magyar Bank. As of September 30, 2013, Magyar Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act requires that the Federal Reserve Board amend its minimum capital requirements for bank holding companies to make them no less stringent than those applicable to insured depository institutions themselves. That will require the elimination of certain instruments from tier 1 capital that are currently includable for bank holding companies. The previously referenced final capital rules will implement this requirement of the Dodd-Frank Act.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2013, the fair value of our total securities portfolio was $67.5 million. The unrealized net loss on securities totaled $937,000 on a pre-tax basis at September 30, 2013.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2013, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $66,000, or 0.41%, decrease in net interest income in the first year following the change in interest rates, and a $48,000, or 0.30%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2013, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience an $704,000, or 4.41%, decrease in net interest income in the first year following the change in interest rates, and a $868,000, or 5.35%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2013, our available-for-sale securities portfolio totaled $15.8 million, which were all mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2013, our portfolio of commercial business and commercial real estate loans totaled $197.8 million, or 49.5% of our total loans, compared to $178.7 million or 46.0% of our total loans at September 30, 2012 and $157.2 million or 40.8% of our total loans at September 30, 2011. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2013, our non-performing loans decreased to $15.6 million from $20.1 million at September 30, 2012. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

The Financial Sector Continues to Experience An Economic Downturn. A Deterioration of Our Current Non-performing Loans or An Increase In The Number of Non-performing Loans Will Have An Adverse Effect On Our Operations.

Virtually all of our real estate loans are secured by real estate in New Jersey. At September 30, 2013, loans secured by real estate, including home equity loans and lines of credit, represented 88.5% of our total loans. Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions, which may negatively impact our loan portfolio. Troubled debt restructuring and total non-performing assets decreased from $36.0 million at September 30, 2012 to $32.6 million at September 30, 2013. Troubled debt restructuring and total non-performing assets as a percentage of total assets decreased to 6.06% at September 30, 2013 as compared to 7.08% at September 30, 2012. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.75% of total loans and 19.2% of total non-performing loans at September 30, 2013. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2013.

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

The following table provides certain information with respect to our six banking offices as of September 30, 2013:

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
Edison, New Jersey

The net book value of our premises, land and equipment was approximately $20.9 million at September 30, 2013.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

On December 14, 2011, Elizabeth E. Hance, the former President and Chief Executive Officer of the Company and the Bank, filed a lawsuit against the Company and its directors in the Superior Court of New Jersey, Middlesex County. The lawsuit alleged, among other things, breach of contract and employment discrimination in connection with Ms. Hance’s December 2009 separation from employment and seeks severance that she claims she was entitled to, as well as other compensatory and punitive damages. In June 2013, Plaintiff dismissed the State Court action and filed a nearly identical action in United States District Court, District of New Jersey which also named the Federal Deposit Insurance Corporation (“FDIC”) as a Defendant. Plaintiff’s claims against the individual Members of the Board of Directors were voluntarily dismissed with prejudice. The Company believes that the failure to pay Ms. Hance severance was the result of applicable regulatory prohibitions and that alleged discrimination claims are likewise without merit. The Company intends to defend the suit vigorously.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)            Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2013, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.03% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2013 was 542. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2013	High	Low	Price	Declared

Quarter ended September 30, 2013	$7.92	$5.55	$7.42	$—
Quarter ended June 30, 2013	6.00	4.81	6.00	—
Quarter ended March 31, 2013	5.50	4.00	5.25	—
Quarter ended December 31, 2012	5.00	3.58	4.20	—

Fiscal Year Ended			Closing	Dividends
September 30, 2012	High	Low	Price	Declared

Quarter ended September 30, 2012	$5.09	$3.87	$4.69	$—
Quarter ended June 30, 2012	5.24	3.88	4.00	—
Quarter ended March 31, 2012	5.74	2.34	5.15	—
Quarter ended December 31, 2011	3.41	2.29	2.46	—

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

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 81,000 shares had been repurchased as of September 30, 2013 at an average price of $8.33.

There were no repurchases of our common stock during the year ended September 30, 2013.

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

Among the corrective actions required were for the Bank to develop a written capital plan that detailed the manner in which the Bank would achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8.0%, and total qualifying capital as a percentage of risk-weighted assets of at least 12.0%. On March 2, 2012 the Bank was informed in writing by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, that the Consent Order had been terminated. The Bank is required to maintain Tier 1 capital as a percentage of the Bank's total assets of at least 8.0%, and total qualifying capital as a percentage of risk-weighted assets of at least 12.0%. At September 30, 2013, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.12% and the total qualifying capital as a percentage of risk-weighted assets was 12.52%.

During the year ended September 30, 2013, net loans increased $11.5 million, or 3.0%, due to growth in commercial real estate and commercial business loans. In addition, investment securities increased $10.5 million, or 18.1%, as strong deposit inflows were invested in U.S. Government Agency and Government-Sponsored Enterprise Obligations.

Growth in non-interest bearing checking balances led to a $36.8 million, or 8.8%, increase in total deposits during the year ended September 30, 2013. The strong inflows led to reductions in borrowings of $9.4 million, or 22.7%, and balances of interest bearing deposits of $10.6 million, or 2.9%, reflecting the Bank’s continued strategy of shifting funding sources from higher cost deposits and borrowings to non-interest bearing checking accounts, which increased $47.4 million, or 93.2%. The shift in funding helped contribute to a $1.5 million, or 25.1%, decrease in the Company’s interest expense on its interest bearing liabilities from $5.8 million for the year ended September 30, 2012 to $4.3 million for the year ended September 30, 2013. We attribute the decrease in the average interest expense to the expansion of our commercial relationships, which tend to hold larger deposit balances, successful business development efforts by our retail branch managers, and the continued growth of the Bank’s two newest branch facilities.

The Company reported net income of $262,000 for the year ended September 30, 2013. Net income decreased $247,000 compared with a net income of $509,000 for the year ended September 30, 2012, attributable to lower gains from sales of assets, which decreased $225,000 between the periods.

Loan loss provisions increased $650,000 to $2.1 million during the year ended September 30, 2013 compared with $1.5 million for the year ended September 30, 2012 due to higher level of loan charge-offs and the increase in the total loan receivables during the current period, but were offset by higher net interest and dividend income, which increased $326,000 to $15.3 million, and by lower non-interest expenses, which decreased $292,000 to $14.8 million.

Throughout 2014, we expect to continue reducing non-performing assets, diversifying our balance sheet with higher concentrations in commercial real estate and commercial business loans, and managing non-interest expenses in order to increase profitability of the Company.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as impaired through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis. However, the Bank’s Federal and State regulators generally require that the specific reserve against impaired collateral-dependent loans be charged-off, reducing the carrying balance of the loan and allowance for loan loss. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations in establishing the general portion of the reserve. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

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

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

Total Assets. Total assets increased $28.9 million, or 5.7%, to $537.7 million at September 30, 2013 from $508.8 million at September 30, 2012. The increase was attributable to a $36.8 million, or 8.8%, increase in deposits, which were used to reduce borrowings $9.4 million, fund loan growth of $11.5 million, and increase investment securities by $10.5 million.

Loans Receivable. Total loans receivable increased $10.6 million, or 2.7%, to $399.6 million at September 30, 2013 from $388.9 million at September 30, 2012. During the year ended September 30, 2013, commercial real estate loans increased $14.6 million, or 9.8%, to $163.4 million, commercial business loans increased $4.6 million, or 15.2%, to $34.5 million and other loans increased $366,000, or 3.2%, to $11.6 million. Residential mortgage loans decreased $4.6 million, or 2.9%, to $153.0 million, home equity lines of credit loans decreased $3.1 million, or 13.2%, to $20.3 million, and construction loans decreased $1.2 million, or 6.7%, to $16.7 million at September 30, 2013.

At September 30, 2013, the significant loan categories in terms of the percent of total loans were 40.9% in commercial real estate loans and 38.3% in one-to four-family residential mortgage loans. The remaining categories were comprised of 8.6% in commercial business loans, and 8.0% in home equity lines of credit and other loans, which consisted primarily of stock-secured consumer loans and 4.2% in construction loans.

Total non-performing loans decreased $4.4 million to $15.7 million at September 30, 2013 from $20.1 million at September 30, 2012. Non-performing loans consisted of five construction loan relationships totaling $3.5 million, thirty- two residential mortgage loans secured by one-to-four family residential properties totaling $8.5 million, six commercial real estate loans totaling $2.7 million, seven home equity lines of credit loans totaling $846,000, and two commercial business loan totaling $25,000.

Adverse economic conditions have led to historically high levels of non-performing loans, particularly in the Company’s construction loan portfolio. The repayment of construction loans is typically dependent upon the sale of the collateral securing the loan, which has been negatively impacted by significant deterioration in the housing market and decreased buyer demand. As a result, construction projects have slowed and reached their maturity dates. In order for the Company to extend the loans beyond the original maturity date, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, increased $921,000 to $9.4 million at September 30, 2013 from $8.4 million at September 30, 2012. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2013. Foreclosure of owner-occupied residential properties in the State of New Jersey can take several years. During the year ended September 30, 2013, Magyar Bank charged off $491,000 from these loans through a reduction of its allowance for loan loss. There were seven troubled debt restructurings of loans secured by a one-to four-family residential property totaling $1.2 million that were performing at their restructured terms at September 30, 2013.

Non-performing construction loans decreased $1.6 million, or 31.4%, to $3.5 million at September 30, 2013 from $5.1 million at September 30, 2012. The real estate securing these loans consists of vacant and partially completed residential real estate lots. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans including foreclosure of collateral and pursuit of personal guarantors on the loans. During the year ended September 30, 2013, Magyar Bank charged off $1.4 million in non-performing construction loan balances through a reduction of its allowance for loan loss.

Construction loans may contain interest reserves on which the interest is capitalized. At September 30, 2013, there were two performing construction loans with interest reserves representing outstanding balances of $6.3 million, an original interest reserve of $360,000, an advanced interest reserve of $105,000, and a remaining interest reserve balance of $255,000.

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

Non-performing commercial real estate loans decreased $3.7 million, or 57.3%, to $2.7 million at September 30, 2013 from $6.4 million at September 30, 2012. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2013. During the year ended September 30, 2013, Magyar Bank had charged off $576,000 in non-performing commercial real estate loan balances through a reduction of its allowance for loan loss. There was one troubled debt restructuring of a commercial real estate loan totaling $995,000 that was performing at its restructured term during the year ended September 30, 2013.

Non-performing commercial business loans decreased $32,000, or 56.1%, to $25,000 at September 30, 2013 from $57,000 at September 30, 2012. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. During the year ended September 30, 2013, Magyar Bank charged off $807,000 in non-performing commercial business loans.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable decreased to 4.46% at September 30, 2013 from 5.83% at September 30, 2012. The allowance for loan losses decreased $845,000 to $3.0 million, or 19.2% of non-performing loans, at September 30, 2013 compared with $3.9 million, or 19.2% of non-performing loans, at September 30, 2012. Provisions for loan loss during the year ended September 30, 2013 were $2.1 million while net charge-offs were $3.0 million, compared with a provision of $1.5 million and net charge-offs of $1.4 million for the prior year period. The allowance for loan losses was 0.75% and 0.99% of gross loans outstanding at September 30, 2013 and 2012, respectively.

Investment Securities. Investment securities increased $10.4 million, or 18.1%, to $68.3 million at September 30, 2013 from $57.9 million at September 30, 2012.

Securities available-for-sale decreased $1.0 million, or 6.0%, to $15.8 million at September 30, 2013 from $16.8 million at September 30, 2012. The decrease was the result of $4.2 million in sales and maturities and $3.2 million in principal and premium amortization, partially offset by $7.1 million in purchases of mortgage-backed securities and U.S. government-sponsored enterprise obligations. In addition, the unrealized loss on the market value of the available-for-sale portfolio increased $666,000.

Securities held-to-maturity increased $11.5 million, or 28.0%, to $52.6 million at September 30, 2013 from $41.1 million at September 30, 2012. The increase was the result of $23.8 million in security purchases, offset by $3.8 million in maturities and calls and $8.5 million in principal and premium amortization.

There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2013.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $332,000, or 3.3%, to $10.3 million at September 30, 2013 from $10.0 million at September 30, 2012. The increase in bank-owned life insurance was due to the increase in the cash surrender value of the existing policies.

Other Real Estate Owned. Other real estate owned increased $1.4 million to $14.8 million at September 30, 2013 from $13.4 million at September 30, 2012.

During the year ended September 30, 2013, the Company sold twelve properties totaling $2.9 million at a net loss of $77,000, invested $291,000 to complete or repair properties, and obtained title for nine properties totaling $4.3 million previously securing non-performing loans. Other real estate owned at September 30, 2013 consisted of thirteen residential properties (seven of which were leased), twelve real estate lots approved for the construction of residential homes, four commercial real estate buildings, and two partially completed residential apartment properties. The Bank is determining the proper course of action for its Other Real Estate Owned, which may include holding the properties until the real estate market improves, selling the properties to a developer or completing partially completed homes for either rental or sale. At September 30, 2013, the Company had contracts of sale or was negotiating contracts of sale on five properties with carrying values totaling $2.3 million.

Deposits. Total deposits increased $36.8 million, or 8.8%, to $453.3 million at September 30, 2013 from $416.5 million at September 30, 2012.

The Company’s deposit strategy during the year ended September 30, 2013 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to continue replacing higher-cost, single service time deposit account holders with non-interest bearing checking account balances.

The expansion in deposits during the twelve months ended September 30, 2013 occurred in checking accounts (including money market accounts), which grew $43.4 million, or 21.4%. Offsetting the growth in checking accounts were decreases in certificates of deposit (including individual retirement accounts), which decreased $4.6 million, and savings accounts, which decreased $2.0 million. Deposits accounted for 84.3% of assets and 114.2% of net loans at September 30, 2013.

The Company held $4.9 million and $7.5 million in brokered certificates of deposit at September 30, 2013 and 2012, respectively.

Borrowed Funds. Borrowings decreased $9.4 million, or 25.8%, to $32.1 million, at September 30, 2013 from $41.5 million at September 30, 2012. The Bank’s borrowings include Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase.

Stockholders’ Equity. Stockholders’ equity increased $315,000, or 0.7%, to $45.3 million at September 30, 2013 from $45.0 million at September 30, 2012. The increase in stockholders’ equity was attributable to the Company’s results of operations for the year ended September 30, 2013.

During the year ended September 30, 2013, the Company did not repurchase any shares of its common stock. Through September 30, 2013, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock purchase plan, which has reduced outstanding shares to 5,811,394. Under the current stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase at September 30, 2013.

Comparison of Operating Results for the Years Ended September 30, 2013 and 2012

Net Income. The Company’s net income was $262,000 for the year ended September 30, 2013, reflecting a decrease of $247,000 from $509,000 for the year ended September 30, 2012. The decrease in net income between the two periods was attributable to lower gains from sales of assets, which decreased $225,000 between the periods. Provisions for loan loss at September 30, 2013 increased $650,000 to $2.1 million, but were offset by higher net interest and dividend income, which increased $326,000 to $15.3 million, and by lower non-interest expenses, which decreased $292,000 to $14.8 million.

Net Interest and Dividend Income. Net interest and dividend income increased $326,000, or 2.2%, to $15.3 million during the year ended September 30, 2013 from $15.0 million during the year ended September 30, 2012. Interest and dividend income decreased $1.1 million, or 5.4%, to $19.7 million for the year ended September 30, 2013 from $20.8 million for the year ended September 30, 2012 while interest expense decreased $1.5 million, or 25.1%, to $4.3 million for the year ended September 30, 2013 from $5.8 million for the year ended September 30, 2012.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2013 and 2012. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$13,877	$38	0.28%	$12,419	$38	0.30%	$11,699	$25	0.22%
Loans receivable, net	390,453	17,988	4.61%	383,493	18,730	4.88%	393,907	20,033	5.09%
Securities
Taxable	62,064	1,542	2.48%	68,580	1,930	2.81%	68,538	2,021	2.95%
Tax-exempt (1)	18	1	9.06%	50	4	8.81%	80	7	8.93%
FHLB of NY stock	2,375	105	4.43%	2,342	104	4.46%	2,656	149	5.60%
Total interest-earning assets	468,787	19,674	4.20%	466,884	20,806	4.46%	476,880	22,235	4.66%
Noninterest-earning assets	54,660			55,404			54,503
Total assets	$523,447			$522,288			$531,383

Interest-bearing liabilities:
Savings accounts (2)	$54,306	$129	0.24%	$58,125	$222	0.38%	$61,367	$373	0.61%
NOW accounts (3)	147,144	465	0.32%	145,313	631	0.43%	137,877	1,006	0.73%
Time deposits (4)	159,550	2,457	1.54%	167,584	3,087	1.84%	181,128	3,724	2.06%
Total interest-bearing deposits	361,000	3,051	0.85%	371,022	3,940	1.06%	380,372	5,103	1.34%
Borrowings	40,905	1,301	3.18%	49,023	1,869	3.81%	58,080	2,303	3.96%
Total interest-bearing liabilities	401,905	4,352	1.08%	420,045	5,809	1.38%	438,452	7,406	1.69%
Noninterest-bearing liabilities	76,468			57,162			48,830
Total liabilities	478,373			477,207			487,282
Retained earnings	45,074			45,081			44,101
Total liabilities and retained earnings	$523,447			$522,288			$531,383

Tax-equivalent basis adjustment		—			(1)			(2)
Net interest and dividend income		$15,322			$14,996			$14,827
Interest rate spread			3.12%			3.08%			2.97%
Net interest-earning assets	$66,882			$46,839			$38,428
Net interest margin (5)			3.27%			3.21%			3.11%
Average interest-earning assets to average interest-bearing liabilities	116.64%			111.15%			108.76%

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

	September 30,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$3	$(3)	$—	$2	$11	$13
Loans	328	(1,070)	(742)	(495)	(808)	(1,303)
Securities
Taxable	(174)	(214)	(388)	1	(92)	(91)
Tax-exempt (1)	(2)	0	(2)	(3)	(0)	(3)
FHLB of NY stock	2	(1)	1	(16)	(29)	(45)
Total interest-earning assets	157	(1,288)	(1,131)	(511)	(918)	(1,429)

Interest-bearing liabilities:
Savings accounts (2)	(14)	(79)	(93)	(19)	(132)	(151)
NOW accounts (3)	7	(173)	(166)	52	(427)	(375)
Time deposits (4)	(142)	(488)	(630)	(262)	(375)	(637)
Total interest-bearing deposits	(149)	(740)	(889)	(228)	(935)	(1,163)
Borrowings	(284)	(284)	(568)	(345)	(89)	(434)
Total interest-bearing liabilities	(433)	(1,024)	(1,457)	(573)	(1,024)	(1,597)

Increase (decrease) in tax equivalent
net interest income	$591	$(265)	326	$63	$106	168
Change in tax-equivalent basis adjustment			—			1

Increase (decrease) in net interest income			$326			$169

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income decreased $1.1 million, or 5.4%, to $19.7 million for the year ended September 30, 2013 from $20.8 million for the year ended September 30, 2012. The decrease was attributable to lower yields on interest-bearing assets, which decreased 26 basis points to 4.20%.

Interest income on loans decreased $742,000, or 4.0%, to $18.0 million for the year ended September 30, 2013 from $18.7 million for the prior year, while the average balance of loans increased $7.0 million, or 1.8%, to $390.5 million from $383.5 million. The average yield on such loans decreased 27 basis points to 4.61% from 4.88%. The decline in yield on loans reflected the lower interest rate environment for loans during the year ended September 30, 2013 compared with the year ended September 30, 2012.

Interest earned on investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $390,000, or 19.8%, to $1.6 million for the year ended September 30, 2013 from $1.9 million for the prior year. The decrease was primarily due to a $5.1 million decrease in the average balance of investment securities and the interest earning deposits to $75.9 million from $81.0 million from the prior year, and a 35 basis point decrease in the average yield on securities to 2.08% from 2.43%. The decline in the yield on investment securities and the interest earning deposits reflected the lower interest rate environment during the year ended September 30, 2013.

Interest Expense. Interest expense decreased $1.5 million, or 25.1%, to $4.3 million for the year ended September 30, 2013 from $5.8 million for the year ended September 30, 2012. The average balance of interest-bearing liabilities decreased $18.1 million, or 4.3%, to $401.9 million from $420.0 million between the two periods while the cost of such liabilities fell 30 basis points to 1.08% for the year ended September 30, 2013.

The average balance of interest-bearing deposits decreased $10.0 million, or 2.7%, to $361.0 million for the year ended September 30, 2013 from $371.0 million for the prior year while the average cost of such deposits decreased 22 basis points to 0.84% from 1.06%. This resulted in an $890,000, or 22.6%, decrease in an average interest expense on deposits to $3.0 million for the year ended September 30, 2013 from $3.9 million for the year ended September 30, 2012.

Interest expense on advances and securities sold under agreements to repurchase decreased $568,000, or 30.4%, to $1.3 million for the year ended September 30, 2013 from $1.9 million for the year ended September 30, 2012. The average cost of borrowings decreased 63 basis points to 3.18% for the year ended September 30, 2013 from 3.81% for the year ended September 30, 2012. The average balance of advances and securities sold under agreements to repurchase decreased $8.1 million to $40.9 million for the year ended September 30, 2013 from $49.0 million for the year ended September 30, 2012.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $2.1 million for the year ended September 30, 2013 compared with a $1.5 million provision for the prior year.

Provisions for loan loss for the year ended September 30, 2013 increased $650,000 from the prior year period due to higher levels of loan charge-offs and the increase in loans. Net charge-offs totaled $3.0 million for the year ended September 30, 2013 compared to net charge-offs of $1.4 million for the year ended September 30, 2012. The higher level of loan charge-offs resulted from new loans deemed impaired during the period and updated valuations of collateral securing previously impaired loans.

Total non-performing and performing restructured loans decreased $4.8 million, or 21.3%, to $17.8 million at September 30, 2013 from $22.7 million at September 30, 2012. Excluding troubled debt restructurings, non-performing loans decreased $4.4 million, or 22.0%, to $15.7 million from $20.1 million. The allowance for loan losses decreased $845,000 to $3.0 million, or 0.75% of gross loans outstanding at September 30, 2013, from $3.9 million, or 0.99% of gross loans outstanding at September 30, 2012. The decrease in allowance for loan loss as a percentage of gross loans outstanding between periods was due to lower specific reserves held at September 30, 2013 compared with September 30, 2012.

Other Income. Non-interest income decreased $315,000, or 14.5%, to $1.9 million during the year ended September 30, 2013 compared to $2.2 million for the year ended September 30, 2012.

Non-interest income declined due to lower service charge income, which decreased $116,000, and lower gains on the sales of assets, which were $527,000 for the twelve months ended September 30, 2013 compared with $752,000 for the twelve months ended September 30, 2012.

The Company’s gains on the sales of mortgage loans decreased $60,000 to $406,000 for the year ended September 30, 2013 from $466,000 for the year ended September 30, 2012. The Company’s gains from the sales of investment securities decreased $165,000 to $121,000 for the year ended September 30, 2013 from $286,000 for the year ended September 30, 2012.

Other Expenses. Other expenses decreased $292,000, or 1.9%, to $14.8 million for the year ended September 30, 2013 compared to $15.1 million for the year ended September 30, 2012. The decrease was primarily attributable to lower OREO expenses, professional fees, occupancy expenses and loan servicing expenses.

OREO expenses, which include real estate taxes, property and casualty insurance, utilities, and general maintenance expenses on properties obtained by foreclosure of real estate previously securing non-performing loans, decreased $181,000, or 22.3%, to $629,000 for the year ended September 30, 2013 from $810,000 for the prior year period. Proceeds from insurance and sales of higher-cost properties accounted for the decline in OREO expenses, despite the increase in OREO during the year. In addition, professional fees spent on the collection of non-performing loans decreased $97,000, or 9.9%, to $881,000, occupancy expense decreased $69,000, or 2.4%, to $2.8 million, and loan servicing expense decreased $33,000, or 9.6%, to $309,000 for the year ended September 30, 2013.

Partially offsetting the decline in other expenses was a $104,000, or 1.4%, increase in compensation and employee benefit expenses to $7.4 million for the year ended September 30, 2013 from $7.3 million for the prior year period. The increase was attributable to annual merit increases and an increase in the number of full-time employees during the year.

Income Tax Expense. The Company recorded tax expense of $21,000 for the year ended September 30, 2013 compared with $121,000 for the year ended September 30, 2012. The decrease in income taxes was due to $247,000 decrease in net income to $262,000 at September 30, 2013, compared to net income of $509,000 for the prior year. The effective tax rates were 7.4% and 19.2% for the years ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate for 2013 compared to 2012 was the result of tax-free income and the increase in cash surrender value of Bank owned life insurance making up a higher percentage of pre-tax income for the current year, resulting in a lower effective tax rate.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the Federal Home Loan Bank of New York (“FHLBNY”), to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable rate home equity and short-term and medium-term fixed-rate commercial business loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. Finally, we have purchased interest rate floors and sold securities under agreements to repurchase with embedded derivatives to mitigate the impact of interest rates on our prime-based loans. At September 30, 2013 we held securities sold under agreements to repurchase with embedded derivatives in the amount of $5.0 million. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2013, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Decrease
Interest rates	Estimated	in NII Year 1		Estimated	in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$15,885	$(66)	-0.41%	$16,163	$(48)	-0.30%
Unchanged	15,951	—	—	16,211	—	—
-100	15,247	(704)	-4.41%	15,343	(868)	-5.35%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2013, our liquidity ratio was 7.4% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $17.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $15.8 million at September 30, 2013. At September 30, 2013, we also had the ability to borrow $88.4 million from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $27.1 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2013, we had $9.5 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $38.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2014 totaled $96.7 million, or 21.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. We originated $69.6 and $65.4 million of loans and purchased $30.8 and $27.4 million of securities for the year ended September 30, 2013 and 2012, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $36.8 million for the year ended September 30, 2013 and a net decrease in total deposits of $8.4 million for the year ended September 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. Federal Home Loan Bank advances totaled $27.1 million and $36.5 million at September 30, 2013 and September 30, 2012, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, including a commitment to maintain Tier 1 capital as a percentage of the Bank's total assets of at least 8%, and total qualifying capital as a percentage of risk-weighted assets of at least 12% (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2013, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.12% and the total qualifying capital as a percentage of risk-weighted assets was 12.52%.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$8,700	$7,260	$7,000	$4,140	$27,100
Repurchase agreements	—	5,000	—	—	5,000
Operating leases	568	1,156	1,255	5,010	7,989
Total	$9,268	$13,416	$8,255	$9,150	$40,089

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey

December 20, 2013

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,
	2013	2012

Assets
Cash	$1,129	$930
Interest earning deposits with banks	16,663	9,114
Total cash and cash equivalents	17,792	10,044

Investment securities - available for sale, at fair value	15,774	16,786
Investment securities - held to maturity, at amortized cost (fair value of
$51,802 and $42,130 at September 30, 2013 and 2012, respectively)	52,558	41,068
Federal Home Loan Bank of New York stock, at cost	1,982	2,385
Loans receivable, net of allowance for loan losses of $3,013 and $3,858
at September 30, 2013 and 2012, respectively	396,800	385,270
Bank owned life insurance	10,342	10,010
Accrued interest receivable	1,752	1,894
Premises and equipment, net	20,880	21,541
Other real estate owned ("OREO")	14,756	13,381
Other assets	5,092	6,467

Total assets	$537,728	$508,846

Liabilities and Stockholders' Equity
Liabilities
Deposits	$453,328	$416,518
Escrowed funds	1,018	769
Federal Home Loan Bank of New York advances	27,100	36,503
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	141	196
Accounts payable and other liabilities	5,821	4,855

Total liabilities	492,408	463,841

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,811,394 and 5,807,344 shares outstanding
at September 30, 2013 and 2012, respectively	59	59
Additional paid-in capital	26,322	26,367
Treasury stock: 112,348 and 116,398 shares at September 30, 2013
and 2012, respectively, at cost	(1,256)	(1,301)
Unearned Employee Stock Ownership Plan shares	(1,002)	(1,116)
Retained earnings	21,835	21,600
Accumulated other comprehensive loss	(638)	(604)

Total stockholders' equity	45,320	45,005

Total liabilities and stockholders' equity	$537,728	$508,846

The accompanying notes are an integral part of these statements. 50

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Year
	Ended September 30,
	2013	2012

Interest and dividend income
Loans, including fees	$17,988	$18,730
Investment securities
Taxable	1,580	1,968
Tax-exempt	1	3
Federal Home Loan Bank of New York stock	105	104

Total interest and dividend income	19,674	20,805

Interest expense
Deposits	3,051	3,940
Borrowings	1,301	1,869

Total interest expense	4,352	5,809
Net interest and dividend income	15,322	14,996

Provision for loan losses	2,111	1,461
Net interest and dividend income after
provision for loan losses	13,211	13,535

Other income
Service charges	881	997
Income on bank owned life insurance	332	350
Other operating income	110	67
Gains on sales of loans	406	466
Gains on sales of investment securities	121	286

Total other income	1,850	2,166

Other expenses
Compensation and employee benefits	7,423	7,319
Occupancy expenses	2,805	2,874
Professional fees	881	978
Data processing expenses	576	553
OREO expenses	629	810
FDIC deposit insurance premiums	702	706
Loan servicing expenses	309	342
Insurance expense	228	238
Other expenses	1,225	1,250
Total other expenses	14,778	15,070
Income before income tax expense	283	630
Income tax expense	21	121
Net income	$262	$509

Net income per share-basic and diluted	$0.05	$0.09

The accompanying notes are an integral part of these statements. 51

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the year
	Ended September 30,
	2013	2012

Net income	$262	$509

Other comprehensive loss
Net unrealized (loss) gain on
securities available for sale	(544)	276
Realized gains on sales of securities
available for sale	(121)	(286)
Defined benefit pension plan	697	(222)
Unrealized loss on derivatives	(54)	(87)
Other comprehensive loss, before tax	(22)	(319)

Deferred income (benefit) tax effect	(12)	122
Total other comprehensive loss	(34)	(197)

Total comprehensive income	$228	$312

The accompanying notes are an integral part of these statements. 52

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

For the Year Ended September 30, 2013 and 2012

(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2011	5,801,631	$59	$26,496	$(1,480)	$(1,228)	$21,069	$(407)	$44,509

Net income	—	—	—	—	—	509	—	509
Other comprehensive loss	—	—	—	—	—	—	(197)	(197)
Purchase of treasury stock	(14,030)	—	—	(45)	—	—	—	(45)
Treasury stock used for restricted stock plan	19,743	—	(246)	224	—	22	—	—
ESOP shares allocated	—	—	(64)	—	112	—	—	48
Stock-based compensation expense	—	—	181	—	—	—	—	181

Balance, September 30, 2012	5,807,344	$59	$26,367	$(1,301)	$(1,116)	$21,600	$(604)	$45,005

Net income	—	—	—	—	—	262	—	262
Other comprehensive loss	—	—	—	—	—	—	(34)	(34)
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(45)	—	114	—	—	69
Stock-based compensation expense	—	—	18	—	—	—	—	18

Balance, September 30, 2013	5,811,394	$59	$26,322	$(1,256)	$(1,002)	$21,835	$(638)	$45,320

The accompanying notes are an integral part of these statements. 53

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2013	2012

Operating activities
Net income	$262	$509
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	927	935
Premium amortization on investment securities, net	231	228
Provision for loan losses	2,111	1,461
Provision for loss on other real estate owned	42	148
Proceeds from the sales of loans	4,957	9,209
Gains on sale of loans	(406)	(466)
Gains on sales of investment securities	(121)	(286)
Losses on the sales of other real estate owned	78	22
ESOP compensation expense	69	48
Stock-based compensation expense	18	181
Deferred income tax expense	83	101
Decrease in accrued interest receivable	142	27
Increase in surrender value bank owned life insurance	(332)	(350)
Decrease (increase) in other assets	1,239	(145)
Decrease in accrued interest payable	(55)	(104)
Increase in accounts payable and other liabilities	1,663	1,307
Net cash provided by operating activities	10,908	12,825

Investing activities
Net increase in loans receivable	(22,448)	(20,037)
Purchases of investment securities held to maturity	(23,777)	(17,210)
Purchases of investment securities available for sale	(7,075)	(10,156)
Sales of investment securities available for sale	4,307	14,164
Principal repayments on investment securities held to maturity	12,140	21,021
Principal repayments on investment securities available for sale	3,152	4,687
Purchases of premises and equipment	(266)	(314)
Investment in other real estate owned	(291)	(1,176)
Proceeds from the sale of other real estate owned	3,039	8,449
Redemption (purchase) of Federal Home Loan Bank stock	403	(86)
Net cash used by investing activities	(30,816)	(658)

Financing activities
Net increase (decrease) in deposits	36,810	(8,425)
Net increase (decrease) in escrowed funds	249	(274)
Proceeds from long-term advances	4,692	3,000
Repayments of long-term advances	(12,695)	(2,813)
Net change in short-term advances	(1,400)	1,400
Repayments of securities sold under agreements to repurchase	—	(10,000)
Purchase of treasury stock	—	(45)
Net cash provided (used) by financing activities	27,656	(17,157)
Net increase (decrease) in cash and cash equivalents	7,748	(4,990)

Cash and cash equivalents, beginning of period	10,044	15,034

Cash and cash equivalents, end of period	$17,792	$10,044

Supplemental disclosures of cash flow information
Cash paid for
Interest	$4,407	$5,914
Income taxes	$54	$8
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$4,256	$5,817
OREO transferred to premises and equipment	$—	$1,588

The accompanying notes are an integral part of these statements. 54

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

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

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,610,944, or 44.1%, are held by public stockholders and 112,348, or 1.9%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

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

MagBank Investment Company, a New Jersey investment corporation subsidiary of Magyar Bank, was formed on August 15, 2006 for the purpose of buying, selling and holding investment securities.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2013, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due including principal and interest, according to the contractual terms of the loan agreement. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, at the loan’s current observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment of an impaired loan exceeds the measurement value is recognized by creating a valuation allowance through a charge to the provision for loan losses. Impairment criteria generally do not apply to those smaller-balance homogeneous loans that are collectively evaluated for impairment which for the Company includes one- to four-family first mortgage loans and consumer loans, other than those modified in a troubled debt restructuring.

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2013 and 2012

6. Derivative Contracts

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

The Company follows the provisions of FASB ASC Topic 740, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2013 and 2012, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the years ended September 30, 2013 and 2012. The tax years subject to examination by the taxing authorities are the years ended September 30, 2008 and forward.

9. Advertising Costs

The Company expenses advertising costs as incurred.

10. Earnings Per Share

Basic income per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average common shares outstanding include shares held by the Magyar Bancorp, MHC and shares allocated to the Employee Stock Ownership Plan.

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

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations. All options were anti-dilutive at September 30, 2012.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

	For the Years Ended September 30,
	2013			2012
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic EPS
Net income available to common shareholders	$262	5,810,910	$0.05	$509	5,810,294	$0.09
Effect of dilutive securities
Options and grants	—	863	—	—	—	—
Diluted EPS
Net income available to common shareholders plus assumed conversion	$262	5,811,773	$0.05	$509	5,810,294	$0.09

11.	Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income as well as certain other items which result in a change to equity during the period.

The other items allocated to comprehensive income, as well as the related income tax effects, for the years ended September 30, 2013 and 2012 were as follows:

	September 30,
	2013			2012
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:
Available-for-sale investments	$(544)	$197	$(347)	$276	$(116)	$160
Less reclassification adjustment for net gains
realized on available-for-sale investments (a) (b)	(121)	48	(73)	(286)	114	(172)
Defined benefit pension plan	697	(278)	419	(222)	89	(133)
Interest rate derivatives	(54)	21	(33)	(87)	35	(52)
Other comprehensive gain (loss), net	$(22)	$(12)	$(34)	$(319)	$122	$(197)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations

The components of accumulated other comprehensive loss at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(Dollars in thousands)

Available-for-sale investments	$(114)	$306
Defined benefit pension plan	(524)	(943)
Interest rate derivatives	—	33
Total accumulated other comprehensive loss	$(638)	$(604)

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

12.	Bank-Owned Life Insurance

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

13.	Segment Reporting

The Company acts as an independent, community, financial services provider, and offers traditional banking and related financial services to individual, business and government customers. The Company offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and home equity loans; and the provision of other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Company. As such, discrete financial information is not available and segment reporting would not be meaningful.

14.	New Accounting Pronouncements

In connection with the preparation of quarterly and annual reports in accordance with the Securities and Exchange Commission’s (SEC) Securities Exchange Act of 1934, SEC Staff Accounting Bulletin Topic 11.M requires the disclosure of the impact that recently issued accounting standards will have on financial statements when they are adopted in the future.

The FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. This ASU was effective for interim and annual periods beginning after December 15, 2011. The updates to Topic 820 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross-reference to the related note to the financial statements for additional information. The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Company’s consolidated statements of income and condition. See Note B. 11 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the two-year period ended September 30, 2013:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value
Balance at September 30, 2011	188,276	$14.61	5.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	$—
Balance at September 30, 2012	188,276	$14.61	4.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2013	188,276	$14.61	3.4 years	$—

Exercisable at September 30, 2013	188,276	$14.61	3.4 years	$—

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

No stock options were granted or exercised during the years ended September 30, 2013 and 2012.

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2013 and 2012, and changes during those years:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2011	33,145	$9.22
Granted	—	—
Vested	(19,743)	12.48
Forfeited	—	—
Balance at September 30, 2012	13,402	4.43
Granted	—	—
Vested	(4,050)	4.44
Forfeited	—	—
Balance at September 30, 2013	9,352	$4.42

Stock option and stock award expenses included with compensation expense were $0 and $18,000, respectively, for the year ended September 30, 2013, and $68,000 and $113,000, respectively, for the year ended September 30, 2012. The Company had no other stock-based compensation plans as of September 30, 2013 except as disclosed below.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. Pursuant to the second repurchase program, the Company had repurchased 81,000 shares of its common stock at an average cost of $8.33 per share through September 30, 2013, leaving 48,924 shares available for repurchase. One of the Company’s intended uses of the repurchased shares is to satisfy awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (3.25% at September 30, 2013) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans”. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $69,000 and $49,000 for years ended September 30, 2013 and 2012, respectively.

The following table presents the components of the ESOP shares as of September 30, 2013:

Unreleased shares at September 30, 2012	114,318
Shares released for allocation during the year ended September 30, 2013	(12,445)
Unreleased shares at September 30, 2013	101,873
Total released shares	115,990

Total ESOP shares	217,863

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

The aggregate fair value of the unreleased shares at September 30, 2013 was approximately $756,000.

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,551	$5	$—	$1,556
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	9,633	9	(241)	9,401
Mortgage-backed securities - commercial	3,963	39	—	4,002
Private label mortgage-backed securities - residential	808	9	(2)	815
Total securities available-for-sale	15,955	62	(243)	15,774

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$9,455	$231	$(121)	$9,565
Mortgage-backed securities - commercial	1,433	—	(3)	1,430
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	33,758	363	(975)	33,146
Debt securities	4,000	—	(267)	3,733
Private label mortgage-backed securities - residential	901	27	(11)	917
Obligations of state and political subdivisions	11	—	—	11
Corporate securities	3,000	—	—	3,000
Total securities held-to-maturity	52,558	621	(1,377)	51,802

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

	At September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,850	$11	$—	$1,861
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	8,368	207	—	8,575
Mortgage-backed securities - commercial	4,053	175	—	4,228
Debt securities	1,000	67	—	1,067
Private label mortgage-backed securities - residential	1,031	25	(1)	1,055
Total securities available-for-sale	$16,302	$485	$(1)	$16,786

	At September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$10,790	$414	$(8)	$11,196
Mortgage-backed securities - commercial	1,522	14	—	1,536
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	18,578	722	(5)	19,295
Debt securities	5,770	6	—	5,776
Private label mortgage-backed securities - residential	1,367	27	—	1,394
Obligations of state and political subdivisions	41	1	—	42
Corporate securities	3,000	—	(109)	2,891
Total securities held-to-maturity	$41,068	$1,184	$(122)	$42,130

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2013 are summarized in the following table:

	September 30, 2013
	Amortized	Fair
	Cost	Value
Total debt securities	$—	$—

Mortgage-backed securities:
Residential(1)	11,992	11,772
Commercial(2)	3,963	4,002
Total	$15,955	$15,774

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $1.6 million and a fair value of $1.6 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $9.6 million and a fair value of $9.4 million. Also included are residential mortgage-backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $808,000 and fair value of $815,000.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

(2)	Available-for-sale mortgage-backed securities – commercial include an amortized cost of $4.0 million and a fair value of $4.0 million for obligations of U.S. government-sponsored enterprises issued by the Federal National Mortgage Association.

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2013 are summarized in the following table:

	September 30, 2013
	Amortized	Fair
	Cost	Value
Due within 1 year	$11	$11
Due after 1 but within 5 years	3,000	3,000
Due after 5 but within 10 years	1,000	921
Due after 10 years	3,000	2,812
Total debt securities	7,011	6,744

Mortgage-backed securities:
Residential(1)	44,114	43,628
Commercial(2)	1,433	1,430
Total	$52,558	$51,802

(1)	Held-to-maturity mortgage-backed securities – residential include an amortized cost of $9.5 million and a fair value of $9.6 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $33.8 million and a fair value of $33.1 million. Also included are mortgage-backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $901,000 and a fair value of $917,000.

(2)	Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $1.4 million and a fair value of $1.4 million for obligations of U.S. government agencies issued by the Small Business Administration.

There were $4.2 million and $13.9 million in sales of securities from the available-for-sale portfolios during the years ended September 30, 2013 and 2012, respectively. The gross gains on sales of the available-for-sale securities totaled $121,000 and $286,000, respectively. There were no sales from the held-to-maturity portfolio during the years ended September 30, 2013 and 2012.

As of September 30, 2013 and 2012, securities having an estimated fair value of approximately $9.8 million and $1.7 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2013 and 2012 are as follows:

		September 30, 2013
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$1,887	$(57)	$1,099	$(64)	$2,986	$(121)
Mortgage-backed securities - commercial	1	1,430	(3)	—	—	1,430	(3)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	22	30,638	(1,202)	626	(14)	31,264	(1,216)
Debt securities	4	3,732	(267)	—	—	3,732	(267)
Private label mortgage-backed securities - residential	2	396	(11)	21	(2)	417	(13)
Corporate securities	1	3,000	—	—	—	3,000	—
Total	33	$41,083	$(1,540)	$1,746	$(80)	$42,829	$(1,620)

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

		September 30, 2012
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$1,729	$(8)	$1,729	$(8)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	1	1,143	(5)	—	—	1,143	(5)
Private label mortgage-backed securities - residential	3	—	—	26	(1)	26	(1)
Corporate securities	1	—	—	2,891	(109)	2,891	(109)
Total	6	$1,143	$(5)	$4,646	$(118)	$5,789	$(123)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2013 and 2012.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,	September 30,
	2013	2012
	(Dollars in thousands)

One-to four-family residential	$152,977	$157,536
Commercial real estate	163,368	148,806
Construction	16,749	17,952
Home equity lines of credit	20,349	23,435
Commercial business	34,492	29,930
Other	11,631	11,265

Total loans receivable	399,566	388,924
Net deferred loan costs	247	204
Allowance for loan losses	(3,013)	(3,858)

Total loans receivable, net	$396,800	$385,270

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $5.0 million and $5.9 million at September 30, 2013 and 2012, respectively. Total principal additions were approximately $1.3 million and total principal repayments were approximately $2.2 million for the year ended September 30, 2013.

At September 30, 2013 and 2012, the Company was servicing loans for others amounting to approximately $27.0 million and $27.2 million, respectively. The Company held mortgage servicing rights in the amount of $229,000 and $279,000 at September 30, 2013 and 2012, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $179,000 and $209,000 at September 30, 2013 and 2012, respectively.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2013	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$6,192	$513	$8,478	$14,670	$15,631
Commercial real estate	421	7	5,599	6,020	7,179
Construction	600	11	2,896	3,496	4,953
Home equity lines of credit	—	—	1,027	1,027	1,268
Commercial business	11	11	84	95	116
Other	—	—	—	—	—
Total impaired loans	$7,224	$542	$18,084	$25,308	$29,147

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2012	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$7,124	$7,124	$7,594
Commercial real estate	3,999	798	2,425	6,424	7,204
Construction	—	—	5,141	5,141	6,927
Home equity lines of credit	1,340	122	967	2,307	2,475
Commercial business	—	—	57	57	57
Other	12	12	—	12	12
Total impaired loans	$5,351	$932	$15,714	$21,065	$24,269

The average recorded investment in impaired loans was $22.9 million and $24.0 million for the year ended September 30, 2013 and 2012, respectively. During the year ended September 30, 2013 and 2012, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the period presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2013
One-to four-family residential	$141,881	$346	$10,750	$—	$152,977
Commercial real estate	156,511	1,128	5,729	—	163,368
Construction	8,839	—	7,910	—	16,749
Home equity lines of credit	17,988	—	2,361	—	20,349
Commercial business	32,905	466	1,121	—	34,492
Other	11,631	—	—	—	11,631
Total	$369,755	$1,940	$27,871	$—	$399,566

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$146,487	$3,925	$7,124	$—	$157,536
Commercial real estate	137,616	3,063	6,448	1,679	148,806
Construction	8,274	4,537	5,141	—	17,952
Home equity lines of credit	20,295	833	967	1,340	23,435
Commercial business	26,057	3,151	722	—	29,930
Other	11,253	—	12	—	11,265
Total	$349,982	$15,509	$20,414	$3,019	$388,924

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the period presented:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2013
One-to four-family residential	$144,084	$—	$378	$8,515	$8,893	$8,515	$152,977
Commercial real estate	160,624	—	—	2,744	2,744	2,744	163,368
Construction	13,223	—	—	3,526	3,526	3,526	16,749
Home equity lines of credit	19,253	250	—	846	1,096	846	20,349
Commercial business	34,467	—	—	25	25	25	34,492
Other	11,631	—	—	—	—	—	11,631
Total	$383,282	$250	$378	$15,656	$16,284	$15,656	$399,566

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2012
One-to four-family residential	$147,749	$621	$1,589	$7,577	$9,787	$7,577	$157,536
Commercial real estate	141,674	—	708	6,424	7,132	6,424	148,806
Construction	12,811	—	—	5,141	5,141	5,141	17,952
Home equity lines of credit	22,353	160	59	863	1,082	863	23,435
Commercial business	29,761	10	102	57	169	57	29,930
Other	11,253	—	—	12	12	12	11,265
Total	$365,601	$791	$2,458	$20,074	$23,323	$20,074	$388,924

The amount of interest income not recognized on non-accrual loans was approximately $763,000 and $2.1 million for the years ended September 30, 2013 and 2012, respectively. At September 30, 2013 and September 30, 2012, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

The loans are segmented into classes based on their inherent varying degrees of risk, as described above. Management tracks the historical net charge-off activity by segment and utilizes this figure, as a percentage of the segment, as the general reserve percentage for pooled, homogenous loans that have not been deemed impaired. Typically, an average of losses incurred over 5 historical years is used.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2013 and 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance - September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Charge-offs	(478)	(576)	(1,374)	(13)	(806)	(13)	—	(3,260)
Recoveries	—	20	284	—	—	—	—	304
Provision	712	(521)	1,054	(95)	875	(1)	86	2,111
Balance-September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2011	$734	$1,266	$1,043	$101	$551	$13	$104	$3,812
Charge-offs	(326)	(110)	(880)	(81)	(69)	—	—	(1,466)
Recoveries	—	—	51	—	—	—	—	51
Provision	202	773	426	212	(99)	10	(63)	1,461
Balance - September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2013 and September 30, 2012:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Individually evaluated
for impairment	513	7	11	—	11	—	—	542
Collectively evaluated
for impairment	331	845	593	125	441	9	127	2,471

Loans receivable:
Balance - September 30, 2013	$152,977	$163,368	$16,749	$20,349	$34,492	$11,631		$399,566
Individually evaluated
for impairment	14,670	6,020	3,496	1,027	95	—		25,308
Collectively evaluated
for impairment	138,307	157,348	13,253	19,322	34,397	11,631		374,258

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance- September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Individually evaluated
for impairment	—	798	—	122	—	12	—	932
Collectively evaluated
for impairment	610	1,131	640	110	383	11	41	2,926

Loans receivable:
Balance - September 30, 2012	$157,536	$148,806	$17,952	$23,435	$29,930	$11,265		$388,924
Individually evaluated
for impairment	7,124	6,424	5,141	2,307	57	12		21,065
Collectively evaluated
for impairment	150,412	142,382	12,811	21,128	29,873	11,253		367,859

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

There were eight TDRs during the year ended September 30, 2013. These were classified as TDRs due to financial difficulty of the borrowers and lower than market interest rates. The following table summarizes the TDRs during the twelve month period ended September 30, 2013 and 2012:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

	Year Ended September 30, 2013
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	7	$1,170	$1,168
Commercial real estate	1	693	995
Construction	—	—	—
Home equity lines of credit	—	—	—
Commercial business	—	—	—
Other	—	—	—

Total	8	$1,863	$2,163

	Year Ended September 30, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	6	$2,336	$2,336
Commercial real estate	4	3,269	2,325
Construction	—	—	—
Home equity lines of credit	—	—	—
Commercial business	—	—	—
Other	—	—	—

Total	10	$5,605	$4,661

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the year ended September 30, 2013, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

The Company has interest-only mortgage loans with principal balances of $16.9 million and $17.4 million at September 30, 2013 and 2012, respectively. The average interest-only term on these loans is 10 years at which time these loans reset to fully amortize over 20 years, on average. As these loans are collateralized by residential real estate with an average original loan-to-value of 71.1%, management does not anticipate any losses on these loans as of September 30, 2013.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings was $97.8 million and $86.3 million as of September 30, 2013 and 2012, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2013	2012
	(Dollars in thousands)

Loans	$1,563	$1,686
Investment securities	51	91
Mortgage-backed securities	138	117

Total accrued interest receivable	$1,752	$1,894

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2013	2012
		(Dollars in thousands)

Land	Indefinite	$5,330	$5,330
Buildings and improvements	10-40 years	21,382	21,811
Furniture, fixtures and equipment	5-10 years	2,673	2,512
		29,385	29,653
Less accumulated depreciation and amortization		(8,505)	(8,112)
		$20,880	$21,541

For the years ended September 30, 2013 and 2012, depreciation expense included in occupancy expense amounted to approximately $927,000 and $935,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. The Company owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2013, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $11.0 million, and $209,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2012, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $11.4 million, and $314,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $14.8 million of real estate owned properties at September 30, 2013 and $13.4 million at September 30, 2012. The Company incurred write-downs totaling $42,000 and $148,000 on these properties for the year ended September 30, 2013 and 2012; these amounts were carried as valuation allowances at September 30, 2013 and 2012, respectively. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2013	2012
	(Dollars in thousands)

Demand accounts	$98,345	$50,897
Savings accounts	53,291	55,293
NOW accounts	40,500	44,312
Money market accounts	107,351	107,555
Certificate of deposit	125,696	129,716
Retirement accounts	28,145	28,745
	$453,328	$416,518

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $296.0 million and $238.3 million at September 30, 2013 and 2012, respectively. The aggregate amount of certificate deposits with balance of $100,000 or more was $82.6 million at both September 30, 2013 and 2012.

At September 30, 2013, certificates of deposit (including retirement accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2014	$96,684
2015	27,727
2016	14,225
2017	7,856
2018	11,606
Thereafter	649
$158,747

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2013 and September 30, 2012 totaled approximately $27.1 million and $36.5 million, respectively. The weighted average interest rate on advances outstanding at September 30, 2013 was 3.21%. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans and investment securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2013 mature as follows (in thousands):

Year Ending September 30,
2014	$8,700
2015	5,000
2016	2,260
2017	3,000
2018	4,000
Thereafter	4,140
$27,100

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2013 and 2012, the Company had available credit from the FHLBNY totaling $61.3 million and $43.6 million, respectively. Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	September 30,
	2013	2012
	(Dollars in thousands)

Balance at end of year	$—	$1,400
Weighted average balance during the year	$2,721	$911
Maximum month-end balance during the year	$15,500	$8,750
Average interest rate during the year	0.39%	0.38%

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the consolidated balance sheet. The Company had repurchase agreements of $5.0 million at September 30, 2013 and 2012. The $5.0 million outstanding at September 30, 2013, is at an interest rate of 3.83% maturing in December 2014. These agreements are collateralized by securities underlying the agreements and are held in safekeeping with the transaction’s counter-party. At September 30, 2013, the fair value of the FHLB obligation and mortgage-backed investment security collateral for these agreements totaled approximately $5.8 million.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to-four family residential properties and commercial business loans guaranteed by the SBA. The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing released and servicing retained during the year ended September 30, 2013 were $0 and $4.9 million, respectively. Loans sold with servicing released and servicing retained during the year ended September 30, 2012 were $0 and $9.2 million, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the balance sheet. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2013 and 2012, we were servicing such sold loans in the amount of $18.2 million and $20.8 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the consolidated balance sheet. Activity in mortgage servicing rights during the years ended September 30, 2013 and 2012 are summarized as follows:

	September 30,
	2013	2012
	(Dollars in thousands)

Beginning balance	$279	$235
Origination of mortgage servicing rights	20	141
Amortization	(70)	(97)
Ending balance	$229	$279

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the balance sheet.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2013 and 2012, we were servicing SBA loans sold in the amount of $8.8 million and $6.3 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2013 and 2012:

	September 30,
	2013	2012
	(Dollars in thousands)

Current	$(63)	$20
Deferred	84	101
Total income tax expense	$21	$121

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2013 and 2012 is as follows:

	September 30,
	2013	2012
	(Dollars in thousands)

Income tax expense (benefit) at statutory rate	$97	$214
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	5	34
Tax-exempt income, net	(108)	(112)
Nondeductible expenses	3	4
Share based compensation	—	14
Employee stock ownership plan	(25)	(32)
Increase (decrease) in valuation allowance	49	(26)
Other, net	—	25
Total income tax expense	$21	$121

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

The major sources of temporary differences and their deferred tax effect at September 30, 2013 and 2012 are as follows:

	September 30,
	2013	2012
	(Dollars in thousands)

Allowance for loan losses	$1,203	$1,541
Deferred loan fees	1,067	1,016
Employee benefits	295	299
Charitable contributions	18	13
Net operating losses	1,912	1,727
Alternative minimum tax credit	176	247
Unrealized loss, minimum pension liability	348	627
Net unrealized losses, investment securities available-for-sale	67	—
OREO	297	319
Straight line rent	118	93
Gross deferred tax asset	5,501	5,882

Depreciation	(1,469)	(1,573)
Discount accretion on investments	(95)	(107)
Net unrealized gains, investment securities available-for-sale	—	(178)
Unrealized gain, derivative contracts	—	(22)
Mortgage servicing rights	(92)	(111)
Gross deferred tax liability	(1,656)	(1,991)

Net deferred tax asset	3,845	3,891

Valuation allowance	(183)	(134)

Net deferred tax asset, included in other assets	$3,662	$3,757

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at September 30, 2013 and 2012.

The net change in the valuation allowance for the year ended September 30, 2013 was an increase of approximately $49,000. This change was based upon management’s assessment of current and projected future operations. Management determined that a deferred tax valuation allowance was necessary on $183,000 of state net operating loss carry forwards. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company was to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

At September 30, 2013 the Company had approximately $4.2 million of federal and $8.3 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The Federal net operating loss carry forward will begin to expire in 2029. The state net operating loss carry forward will begin to expire in 2015, if not utilized. At September 30, 2013, there was no valuation allowance against the Federal net operating loss carry forward and an $183,000 valuation allowance against the state net operating loss carry forward. In determining whether or not a valuation allowance was necessary for its federal and state net operating losses, the Company considered forecasted earnings, future taxable income, and tax planning strategies limited to the twelve months following September 30, 2013.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at September 30, 2013 and September 30, 2012.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

	At September 30,
	2013	2012
	(Dollars in thousands)

Actuarial present value of benefit obligations	$3,630	$4,156

Change in benefit obligations
Projected benefit obligation, beginning	$4,156	$3,719
Interest cost	162	172
Actuarial (gain) loss	(507)	438
Annuity payments and lump sum distributions	(181)	(173)

Projected benefit obligation, end	$3,630	$4,156

Change in plan assets
Fair value of assets, beginning	$2,487	$2,196
Actual return on plan assets	252	296
Employer contributions	172	168
Annuity payments and lump sum distributions	(181)	(173)

Fair value of assets, end	$2,730	$2,487

Funded status included with other liabilities	$(900)	$(1,669)

Net pension cost for the years ended September 30, 2013 and 2012 included the following components:

	September 30,
	2013	2012
	(Dollars in thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	162	172
Expected return on plan assets	(186)	(161)
Amortization of unrecognized net loss	124	81
Net Pension Cost	$100	$92

For the year ended September 30, 2013, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.00%. For the year ended September 30, 2012, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.00%.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 7-11% and 2-6% for the year ended September 30, 2013, respectively. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 6.0% to 10.0%. Accordingly, the expected long-term rate of return on assets was 7.50% for 2013 and 2012.

Current Asset Allocation

The Company’s pension plan weighted-average asset allocations at September 30, 2013 and 2012, by asset category are as follows:

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

	September 30,
	2013	2012

Equity securities	62%	58%
Debt securities (Bond Mutual Funds)	37%	42%
Other (Money Market Fund)	1%	0%
Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2014, the Company expects to contribute $111,000 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2013 through September 30, 2014	$194
October 1, 2014 through September 30, 2015	197
October 1, 2015 through September 30, 2016	197
October 1, 2016 through September 30, 2017	198
October 1, 2017 through September 30, 2018	198
October 1, 2018 through September 30, 2023	998
$1,982

Included in the funded status of the pension plan at September 30, 2013 and 2012, are actuarial losses of $872,000 and $1,570,000, respectively. These amounts are included, net of related income tax effects of $348,000 and $627,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2014, approximately $54,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

The following table presents the plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note R for further detail regarding fair value hierarchy.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
	At	in Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2013	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Investment Type
Mutual Funds- Equity
Large-Cap Value	$320	$320	$—	$—
Large-Cap Core	323	323	—	—
Mid-Cap Core	161	161	—	—
Small-Cap Core	165	165	—	—
Non-U.S. Core	717	717	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,006	1,006	—	—
Cash Equivalents
Money Market	38	38	—	—
Total Investment	$2,730	$2,730	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
	At	in Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2012	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Investment Type
Mutual Funds- Equity
Large-Cap Value	$270	$270	$—	$—
Large-Cap Core	278	278	—	—
Mid-Cap Core	129	129	—	—
Small-Cap Core	130	130	—	—
Non-U.S. Core	628	628	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,051	1,051	—	—
Cash Equivalents
Money Market	1	1	—	—
Total Investment	$2,487	$2,487	$—	$—

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

In 2001, the Company adopted a New Director Emeritus Plan (the “New Plan”), which supplemented the prior Director Emeritus Plans. Under the New Plan, the directors will be entitled to a benefit upon attainment of his/her benefit age. The directors will receive an annual amount in monthly installments based on his/her total Board and Committee fees in the twelve months prior to attainment of his/her benefit age. The amount will be ten percent (10%) plus two and one-half percent (2 1/2%) for each year of service as a Director, with a minimum of fifty percent (50%), provided the Director has served for at least five (5) years, and a maximum of sixty percent (60%). The maximum benefit increases for any Director serving as Chairman of the Board to seventy-five percent (75%).

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2013 and 2012, the Life Insurance Contracts had cash surrender values of approximately $10,342,000 and $10,010,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $38,000 and $0 to the plan for the years ended September 30, 2013 and 2012, respectively.

NOTE P - COMMITMENTS

1.	Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years ending September 30 (in thousands):

September 30,
2014	$568
2015	568
2016	588
2017	627
2018	627
Thereafter	5,011
$7,989

Total rental expense was approximately $739,000 and $789,000 for the years ended September 30, 2013 and 2012, respectively.

2.	Contingencies

The Company and its subsidiaries, from time to time, are a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2013, the Company did not hold any interest rate floors or collars.

In April 2008, the Company unwound a $10 million interest rate collar with Lehman Brothers Special Financing Inc. and received an $817,000 termination fee. The termination fee was netted against the book value of $112,000, resulting in an unrealized gain of $705,000. In accordance with US GAAP, the unrealized gain remained in other comprehensive income, net of deferred tax expense, and was accreted to income over the contracted life of the interest rate collar, which matured June 24, 2013. At September 30, 2012, the book value of the unwound derivative was $54,000, recorded as $33,000 in other comprehensive loss, net of deferred tax of $21,000.

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

At September 30, 2013 and 2012, the Company had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2013	2012
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$1,450	$1,450
Unused lines of credit	38,823	41,162
Fixed rate loan commitments	2,546	1,988
Variable rate loan commitments	6,985	14,112
	$49,804	$58,712

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

Securities available-for-sale

Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Our securities available-for-sale portfolio consists of U.S. government and government-sponsored enterprise obligations, municipal bonds, and mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in our portfolio.

Derivative financial instruments

The Company uses interest rate floors to manage its interest rate risk. The valuation of these instruments is based on a third party value of interest rate derivative contracts which are based on the fair market value using market prices provided from brokers trading in such instruments, less their carrying value. The carrying value is the price paid for the derivative contracts less prior amortization of the price paid. There are no remaining derivative financial instruments at September 30, 2013.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2013 and 2012:

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,556	$—	$1,556	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	9,401	—	9,401	—
Mortgage-backed securities - commercial	4,002	—	4,002	—
Private label mortgage-backed securities - residential	815	—	815	—
Total securities available for sale	$15,774	$—	$15,774	$—

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,861	$—	$1,861	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	8,575	—	8,575	—
Mortgage-backed securities - commercial	4,228	—	4,228	—
Debt securities	1,067	—	1,067	—
Private label mortgage-backed securities - residential	1,055	—	1,055	—
Total securities available for sale	$16,786	$—	$16,786	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2013 and 2012.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $42,000 were made to one properties held as other real estate owned during the year ended September 30, 2013. The property was written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2013 and 2012:

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$8,534	$—	$—	$8,534
Other real estate owned	230	—	—	230
	$8,764	$—	$—	$8,764

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,984	$—	$—	$5,984
Other real estate owned	464	—	—	464
	$6,448	$—	$—	$6,448

Impaired loans reported for the period ended September 30, 2013 consisted of 23 loans with aggregate loan balances of $11.6 million reduced by $2.7 million in cumulative charge-offs ($1.8 million in the current year) and $542,000 in specific loss reserves. These loans are all collateralized by real estate.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
September 30, 2013	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$8,534	Appraisal of collateral (1)	Liquidation expenses (2)	0% to -8.0% (-6.04%)
Other real estate owned	$230	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15.4%

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2013 and September 30, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2013
Financial instruments - assets
Investment securities held-to-maturity	$52,558	$51,802	$—	$51,802	$—
Loans	396,800	401,064	—	—	401,064

Financial instruments - liabilities
Certificate of deposit	153,841	155,306	—	155,306	—
Borrowings	32,100	33,430	—	33,430	—

September 30, 2012
Financial instruments - assets
Investment securities held-to-maturity	$41,068	$42,130	—	$42,130	$—
Loans	385,270	396,111	—	—	396,111

Financial instruments - liabilities
Certificate of deposit	158,461	160,753	—	160,753	—
Borrowings	41,503	43,898	—	43,898	—

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

Table of Contents MAGYAR BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued September 30, 2013 and 2012

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	48,948	13.24%	29,584	> 8.00%	N/A	N/A
Magyar Bank	46,313	12.52%	29,582	> 8.00%	36,977	> 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	45,935	12.42%	14,792	> 4.00%	N/A	N/A
Magyar Bank	43,300	11.71%	14,791	> 4.00%	22,186	> 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	45,935	8.61%	21,341	> 4.00%	N/A	N/A
Magyar Bank	43,300	8.12%	21,340	> 4.00%	26,676	> 5.00%

As of September 30, 2012
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	49,439	13.93%	28,402	> 8.00%	N/A	N/A
Magyar Bank	46,897	13.21%	28,400	> 8.00%	35,500	> 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	45,581	12.84%	14,201	> 4.00%	N/A	N/A
Magyar Bank	43,039	12.12%	14,200	> 4.00%	21,300	> 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	45,581	8.90%	20,492	> 4.00%	N/A	N/A
Magyar Bank	43,039	8.40%	20,491	> 4.00%	25,614	> 5.00%

On April 22, 2010, Magyar Bank entered into Consent Order agreements with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which required the Bank to develop a written capital plan that details the manner in which the Bank will achieve a Tier 1 capital as a percentage of the Bank's total assets of at least 8.0%, and total qualifying capital as a percentage of risk-weighted assets of at least 12.0%.

On March 2, 2012 the Bank was informed in writing by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, that the Consent Order had been terminated. The Bank is required to maintain Tier 1 capital as a percentage of the Bank's total assets of at least 8.0%, and total qualifying capital as a percentage of risk-weighted assets of at least 12.0%. As of September 30, 2013, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.12% and the total qualifying capital as a percentage of risk-weighted assets was 12.52%.

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2013, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

In addition, set forth below is certain information as of September 30, 2013 regarding the Company’s equity compensation plans that have been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under plan

2006 Equity incentive plan	188,276	$14.61	84,053

Total	188,276	$14.61	84,053

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.15	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance***
10.16	2006 Equity Incentive Plan*****
14	Code of Ethics****
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

_____________________________

*	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Available on our website www.magbank.com
*****	Incorporated by reference to the Plan filed as an attachment to the Company’s proxy statement dated January 8, 2007, filed with the Securities and Exchange Commission on January 8, 2007.
92

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 20, 2013	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 19, 2013
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 19, 2013
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 19, 2013
Joseph J. Lukacs, Jr., D.M.D.

/s/ Andrew Hodulik	Director	December 19, 2013
Andrew Hodulik

/s/ Thomas Lankey	Director	December 19, 2013
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 19, 2013
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 19, 2013
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 19, 2013
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 19, 2013
Edward C. Stokes

