Form 10-Q
period 2013-12-31
Magyar Bancorp, Inc.
filed 2014-02-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2014
Common Stock, $0.01 Par Value	5,811,394

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2013	2013
	(Unaudited)
Assets
Cash	$1,356	$1,129
Interest earning deposits with banks	7,348	16,663
Total cash and cash equivalents	8,704	17,792

Investment securities - available for sale, at fair value	15,215	15,774
Investment securities - held to maturity, at amortized cost (fair value of
$50,854 and $51,802 at December 31, 2013 and September 30, 2013, respectively)	52,178	52,558
Federal Home Loan Bank of New York stock, at cost	2,594	1,982
Loans receivable, net of allowance for loan losses of $3,200 and $3,013
at December 31, 2013 and September 30, 2013, respectively	405,108	396,800
Bank owned life insurance	10,425	10,342
Accrued interest receivable	1,751	1,752
Premises and equipment, net	20,655	20,880
Other real estate owned ("OREO")	15,057	14,756
Other assets	4,888	5,092

Total assets	$536,575	$537,728

Liabilities and Stockholders' Equity
Liabilities
Deposits	$440,664	$453,328
Escrowed funds	971	1,018
Federal Home Loan Bank of New York advances	40,700	27,100
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	140	141
Accounts payable and other liabilities	3,670	5,821

Total liabilities	491,145	492,408

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,811,394 shares outstanding
at December 31, 2013 and September 30, 2013	59	59
Additional paid-in capital	26,317	26,322
Treasury stock: 112,348 shares at December 31, 2013
and September 30, 2013, at cost	(1,256)	(1,256)
Unearned Employee Stock Ownership Plan shares	(969)	(1,002)
Retained earnings	21,968	21,835
Accumulated other comprehensive loss	(689)	(638)

Total stockholders' equity	45,430	45,320

Total liabilities and stockholders' equity	$536,575	$537,728

The accompanying notes are an integral part of these statements. 1

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2013	2012
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,539	$4,546
Investment securities
Taxable	413	379
Tax-exempt	—	1
Federal Home Loan Bank of New York stock	21	28

Total interest and dividend income	4,973	4,954

Interest expense
Deposits	644	816
Borrowings	281	358

Total interest expense	925	1,174
Net interest and dividend income	4,048	3,780

Provision for loan losses	359	441
Net interest and dividend income after
provision for loan losses	3,689	3,339

Other income
Service charges	207	231
Income on bank owned life insurance	83	84
Other operating income	14	17
Gains on sales of loans	30	265
Gains on sales of investment securities	36	64

Total other income	370	661

Other expenses
Compensation and employee benefits	1,933	1,798
Occupancy expenses	718	698
Professional fees	267	225
Data processing expenses	143	140
OREO expenses	186	141
FDIC deposit insurance premiums	181	174
Loan servicing expenses	135	52
Insurance expense	57	56
Other expenses	265	302
Total other expenses	3,885	3,586
Income before income tax expense	174	414
Income tax expense	41	132
Net income	$133	$282

Net income per share-basic and diluted	$0.02	$0.05

The accompanying notes are an integral part of these statements. 2

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2013	2012
	(Unaudited)

Net income	$133	$282

Other comprehensive loss
Net unrealized (loss) gain on
securities available for sale	(81)	(129)
Realized gains on sales of securities
available for sale	—	(64)
Unrealized loss on derivatives	—	(20)
Other comprehensive loss, before tax	(81)	(213)

Deferred income tax effect	30	78
Total other comprehensive loss	(51)	(135)

Total comprehensive income	$82	$147

The accompanying notes are an integral part of these statements. 3

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statement of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2013 and 2012

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2013	5,811,394	$59	$26,322	$(1,256)	$(1,002)	$21,835	$(638)	$45,320
Net income	—	—	—	—	—	133	—	133
Other comprehensive loss	—	—	—	—	—	—	(51)	(51)
ESOP shares allocated	—	—	(10)	—	33	—	—	23
Stock-based compensation expense	—	—	5	—	—	—	—	5

Balance, December 31, 2013	5,811,394	$59	$26,317	$(1,256)	$(969)	$21,968	$(689)	$45,430

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2012	5,807,344	$59	$26,367	$(1,301)	$(1,116)	$21,600	$(604)	$45,005
Net income	—	—	—	—	—	282	—	282
Other comprehensive loss	—	—	—	—	—	—	(135)	(135)
ESOP shares allocated	—	—	(14)	—	29	—	—	15
Stock-based compensation expense	—	—	4	—	—	—	—	4

Balance, December 31, 2012	5,807,344	$59	$26,357	$(1,301)	$(1,087)	$21,882	$(739)	$45,171

The accompanying notes are an integral part of these statements. 4

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2013	2012
	(Unaudited)
Operating activities
Net income	$133	$282
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	234	228
Premium amortization on investment securities, net	76	46
Provision for loan losses	359	441
Provision for loss on other real estate owned	26	—
Proceeds from the sales of loans	219	2,936
Gains on sale of loans	(30)	(265)
Gains on sales of investment securities	(36)	(64)
Losses on the sales of other real estate owned	—	8
ESOP compensation expense	23	15
Stock-based compensation expense	5	4
Deferred income tax expense	—	132
Decrease in accrued interest receivable	1	61
Increase in surrender value bank owned life insurance	(83)	(84)
Decrease (increase) in other assets	233	(90)
(Decrease) increase in accrued interest payable	(1)	20
Decrease in accounts payable and other liabilities	(2,151)	(981)
Net cash (used) provided by operating activities	(992)	2,689

Investing activities
Net increase in loans receivable	(3,867)	(9,564)
Purchases of loans receivable	(5,514)	—
Purchases of investment securities held to maturity	(4,419)	(4,069)
Proceeds from sales of investment securities held to maturity	3,036	—
proceeds from sales of investment securities available for sale	—	1,064
Principal repayments on investment securities held to maturity	1,748	3,894
Principal repayments on investment securities available for sale	453	837
Purchases of premises and equipment	(9)	(77)
Investment in other real estate owned	—	(160)
Proceeds from the sale of other real estate owned	199	553
(Purchase) redemption of Federal Home Loan Bank stock	(612)	63
Net cash used by investing activities	(8,985)	(7,459)

Financing activities
Net (decrease) increase in deposits	(12,664)	7,859
Net (decrease) increase in escrowed funds	(47)	94
Proceeds from long-term advances	2,000	—
Repayments of long-term advances	(4,000)	—
Net change in short-term advances	15,600	(1,400)
Net cash provided by financing activities	889	6,553
Net (decrease) increase in cash and cash equivalents	(9,088)	1,783

Cash and cash equivalents, beginning of period	17,792	10,044

Cash and cash equivalents, end of period	$8,704	$11,827

Supplemental disclosures of cash flow information
Cash paid for
Interest	$925	$1,154
Income taxes	$9	$50
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$525	$—

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

Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The September 30, 2013 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

Accounting Standards Update 2014-04: Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this ASU is to reduce the diversity in practice of when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan and when the related loan receivable should be derecognized and the real estate owned recognized.

This amendment clarifies that an in substance repossession or foreclosure occurs with either a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Upon completion of either of these two events the creditor is considered to have received physical possession of residential real estate property and therefore should derecognize the loan receivable and recognize the real estate owned.

Additionally, this amendment requires interim and annual disclosure of both a) the amount of foreclosed residential real estate property held by the creditor and b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

The provisions of this ASU are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. For entities other than public business entities, this ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. This ASU can be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company is currently in the process of evaluating the effect this pronouncement this ASU will have on its consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2013 and 2012 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three months ended December 31, 2013 and the three months ended December 31, 2012. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended December 31,
	2013			2012
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$133	5,813	$0.02	$282	5,809	$0.05

Effect of dilutive securities
Options and grants	—	2	—	—	—	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$133	5,815	$0.02	$282	5,809	$0.05

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2013 because the grant (or option strike) price was greater than the average market price of the common shares during the periods. Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 10,364 shares of restricted shares at a weighted average price of $4.43 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2012 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2013	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2013	188,276	$14.61	3.2 years	$—

Exercisable at December 31, 2013	188,276	$14.61	3.2 years	$—

The following is a summary of the Company’s non-vested stock awards as of December 31, 2013 and changes during the three months ended December 31, 2013:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2013	9,352	$4.42
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2013	9,352	$4.42

Stock option and stock award expenses included with compensation expense were $0 and $4,000, respectively, for the three months ended December 31, 2013, and $0 and $4,000, respectively, for the three months ended December 31, 2012.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2013, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the three months ended December 31, 2013. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2013. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At December 31, 2013, shares allocated to participants totaled 115,990. Unallocated ESOP shares held in suspense totaled 101,873 at December 31, 2013 and had a fair market value of $759,973. The Company's expense for the ESOP was $23,000 and $15,000 for the three months ended December 31, 2013 and 2012, respectively.

NOTE F – OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended December 31,
	2013			2012
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$(81)	$30	$(51)	$(129)	$44	$(85)
Less reclassification adjustment for net gains
realized on available-for-sale investments (a) (b)	—	—	—	(64)	26	(38)
Interest rate derivatives	—	—	—	(20)	8	(12)

Other comprehensive income (loss), net	$(81)	$30	$(51)	$(213)	$78	$(135)

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

Securities available for sale

Our available for sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Our securities available for sale portfolio consists of U.S government and government-sponsored enterprise obligations, municipal bonds, and mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis.

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,460	$—	$1,460	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,090	—	9,090	—
Mortgage-backed securities-commercial	3,938	—	3,938	—
Private label mortgage-backed securities-residential	727	—	727	—
Total securities available for sale	$15,215	$—	$15,215	$—

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,556	$—	$1,556	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,401	—	9,401	—
Mortgage-backed securities-commercial	4,002	—	4,002	—
Private label mortgage-backed securities-residential	815	—	815	—
Total securities available for sale	$15,774	$—	$15,774	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2013 and September 30, 2013.

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$351	$—	$—	$351
Other real estate owned	735	—	—	735
	$1,086	$—	$—	$1,086

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$8,534	$—	$—	$8,534
Other real estate owned	230	—	—	230
	$8,764	$—	$—	$8,764

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
December 31, 2013	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$351	Appraisal of collateral (1)	Liquidation expenses (2)	0% to -8.0% (-7.8%)
Other real estate owned	$735	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	-8.0% to -18.0% (-12.8%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2013 and September 30, 2013.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2013
Financial instruments - assets
Investment securities held to maturity	$52,178	$50,854	$—	$50,854	$—
Loans	405,108	407,393	—	—	407,393

Financial instruments - liabilities
Certificate of deposit	155,396	157,260	—	157,260	—
Borrowings	45,700	46,872	—	46,872	—

September 30, 2013
Financial instruments - assets
Investment securities held to maturity	$52,558	$51,802	—	$51,802	$—
Loans	396,800	401,064	—	—	401,064

Financial instruments - liabilities
Certificate of deposit	153,841	155,306	—	155,306	—
Borrowings	32,100	33,430	—	33,430	—

There were no transfers between fair value measurement placements for the three months ended December 31, 2013.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2013 and September 30, 2013:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,460	$—	$—	$1,460
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,357	21	(288)	9,090
Mortgage-backed securities-commercial	3,939	—	(1)	3,938
Private label mortgage-backed securities-residential	721	7	(1)	727
Total securities available for sale	15,477	28	(290)	15,215

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,551	$5	$—	$1,556
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,633	9	(241)	9,401
Mortgage backed-securities-commercial	3,963	39	—	4,002
Private label mortgage-backed securities-residential	808	9	(2)	815
Total securities available for sale	$15,955	$62	$(243)	$15,774

The maturities of the debt securities and mortgage-backed securities available for sale at December 31, 2013 are summarized in the following table:

December 31, 2013
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	11,538	11,277
Commercial	3,939	3,938
Total	$15,477	$15,215

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2013 and September 30, 2013:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$8,952	$196	$(198)	$8,950
Mortgage-backed securities - commercial	1,216	—	(3)	1,213
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	37,309	327	(1,300)	36,336
Debt securities	4,000	—	(372)	3,628
Private label mortgage-backed securities - residential	690	33	(7)	716
Obligations of state and political subdivisions	11	—	—	11
Total securities held to maturity	$52,178	$556	$(1,880)	$50,854

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$9,455	$231	$(121)	$9,565
Mortgage-backed securities - commercial	1,433	—	(3)	1,430
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	33,758	363	(975)	33,146
Debt securities	4,000	—	(267)	3,733
Private label mortgage-backed securities - residential	901	27	(11)	917
Obligations of state and political subdivisions	11	—	—	11
Corporate securities	3,000	—	—	3,000
Total securities held to maturity	$52,558	$621	$(1,377)	$51,802

During the quarter ended December 31, 2013, the Company sold its only corporate security from the held to maturity portfolio. The issuer of the $3.0 million bond was recently downgraded by a rating agency, which was considered evidence of a significant deterioration in the issuer’s creditworthiness. The bond was sold for a gain of $36,000. Management does not believe the sale of the bond affects its intent or ability to hold the remaining investment securities in the held to maturity portfolio until their maturity.

The maturities of the debt securities and the mortgage-backed securities held to maturity at December 31, 2013 are summarized in the following table:

	December 31, 2013
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$11	$11
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	1,000	899
Due after 10 years	3,000	2,729
Total debt securities	4,011	3,639

Mortgage-backed securities:
Residential	46,951	46,002
Commercial	1,216	1,213
Total	$52,178	$50,854

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2013 and September 30, 2013 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2013
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$2,679	$(89)	$962	$(109)	$3,641	$(198)
Mortgage-backed securities - commercial	1	1,214	(3)	—	—	1,214	(3)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	26	31,334	(1,505)	3,337	(83)	34,671	(1,588)
Mortgage-backed securities - commercial	1	3,938	(1)	—	—	3,938	(1)
Debt securities	4	1,860	(140)	1,768	(232)	3,628	(372)
Private label mortgage-backed securities residential	2	363	(7)	21	(1)	384	(8)
Total	37	$41,388	$(1,745)	$6,088	$(425)	$47,476	$(2,170)

		September 30, 2013
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$1,887	$(57)	$1,099	$(64)	$2,986	$(121)
Mortgage-backed securities - commercial	1	1,430	(3)	—	—	1,430	(3)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	22	30,638	(1,202)	626	(14)	31,264	(1,216)
Debt securities	4	3,732	(267)	—	—	3,732	(267)
Private label mortgage-backed securities residential	2	396	(11)	21	(2)	417	(13)
Corporate securities	1	3,000	—	—	—	3,000	—
Total	33	$41,083	$(1,540)	$1,746	$(80)	$42,829	$(1,620)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2013 and September 30, 2013, there were thirty seven and thirty three, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2013 and September 30, 2013.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2013	2013
	(Dollars in thousands)

One-to four-family residential	$162,434	$152,977
Commercial real estate	164,140	163,368
Construction	15,290	16,749
Home equity lines of credit	20,301	20,349
Commercial business	34,338	34,492
Other	11,559	11,631

Total loans receivable	408,062	399,566
Net deferred loan costs	246	247
Allowance for loan losses	(3,200)	(3,013)

Total loans receivable, net	$405,108	$396,800

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At December 31, 2013	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$6,588	$573	$7,255	$13,843	$14,431
Commercial real estate	418	4	4,681	5,099	6,257
Construction	—	—	2,896	2,896	4,353
Home equity lines of credit	152	23	874	1,026	1,267
Commercial business	11	11	69	80	80
Other	—	—	—	—	—
Total impaired loans	$7,169	$611	$15,775	$22,944	$26,388

			Impaired Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2013	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$6,192	$513	$8,478	$14,670	$15,631
Commercial real estate	421	7	5,599	6,020	7,179
Construction	600	11	2,896	3,496	4,953
Home equity lines of credit	—	—	1,027	1,027	1,268
Commercial business	11	11	84	95	116
Other	—	—	—	—	—
Total impaired loans	$7,224	$542	$18,084	$25,308	$29,147

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

Three Months
Ended December 31, 2013
(Dollars in thousands)

One-to four-family residential	$14,257
Commercial real estate	5,560
Construction	3,196
Home equity lines of credit	1,027
Commercial business	88
Other	—
Average investment in impaired loans	$24,126

Three Months
Ended December 31, 2012
(Dollars in thousands)

One-to four-family residential	$7,142
Commercial real estate	6,342
Construction	5,141
Home equity lines of credit	2,316
Commercial business	390
Other	6
Average investment in impaired loans	$21,336

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than three months past due are considered Substandard. Loans classified as Doubtful have all the weaknesses as those classified Substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full” on the basis of currently existing facts, conditions and values highly questionable and improbable. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2013
One-to four-family residential	$151,505	$577	$10,352	$—	$162,434
Commercial real estate	158,214	1,113	4,813	—	164,140
Construction	7,846	—	7,444	—	15,290
Home equity lines of credit	17,930	13	2,358	—	20,301
Commercial business	32,599	451	1,288	—	34,338
Other	11,559	—	—	—	11,559
Total	$379,653	$2,154	$26,255	$—	$408,062

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2013
One-to four-family residential	$141,881	$346	$10,750	$—	$152,977
Commercial real estate	156,511	1,128	5,729	—	163,368
Construction	8,839	—	7,910	—	16,749
Home equity lines of credit	17,988	—	2,361	—	20,349
Commercial business	32,905	466	1,121	—	34,492
Other	11,631	—	—	—	11,631
Total	$369,755	$1,940	$27,871	$—	$399,566

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
December 31, 2013
One-to four-family residential	$153,446	$—	$22	$8,966	$8,988	$8,966	$162,434
Commercial real estate	160,879	—	835	2,426	3,261	2,426	164,140
Construction	12,394	—	—	2,896	2,896	2,896	15,290
Home equity lines of credit	19,010	446	—	845	1,291	845	20,301
Commercial business	33,273	1,054	—	11	1,065	11	34,338
Other	11,559	—	—	—	—	—	11,559
Total	$390,561	$1,500	$857	$15,144	$17,501	$15,144	$408,062

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2013
One-to four-family residential	$144,084	$—	$378	$8,515	$8,893	$8,515	$152,977
Commercial real estate	160,624	—	—	2,744	2,744	2,744	163,368
Construction	13,223	—	—	3,526	3,526	3,526	16,749
Home equity lines of credit	19,253	250	—	846	1,096	846	20,349
Commercial business	34,467	—	—	25	25	25	34,492
Other	11,631	—	—	—	—	—	11,631
Total	$383,282	$250	$378	$15,656	$16,284	$15,656	$399,566

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

Non-impaired credits are segregated for the application of qualitative factors. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources include: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

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

The following table summarizes the ALL by loan category and related activity for the three months ended December 31, 2013 and 2012:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Charge-offs	(108)	—	(75)	—	—	—	—	(183)
Recoveries	9	—	—	—	2	—	—	11
Provision	254	(7)	29	12	72	(9)	8	359
Balance-December 31, 2013	$999	$845	$558	$137	$526	$—	$135	$3,200

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Charge-offs	(192)	—	—	—	—	(13)	—	(205)
Recoveries	—	—	—	—	—	—	—	—
Provision	251	(85)	(169)	1	406	8	29	441
Balance-December 31, 2012	$668	$1,844	$471	$233	$789	$18	$70	$4,094

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2013 and September 30, 2013:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - December 31, 2013	$999	$845	$558	$137	$526	$—	$135	$3,200
Individually evaluated
for impairment	573	4	—	23	11	—	—	611
Collectively evaluated
for impairment	426	841	558	114	515	—	135	2,589

Loans receivable:
Balance - December 31, 2013	$162,434	$164,140	$15,290	$20,301	$34,338	$11,559		$408,062
Individually evaluated
for impairment	13,843	5,099	2,896	1,026	80	—		22,944
Collectively evaluated
for impairment	148,591	159,041	12,394	19,275	34,258	11,559		385,118

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Individually evaluated
for impairment	513	7	11	—	11	—	—	542
Collectively evaluated
for impairment	331	845	593	125	441	9	127	2,471

Loans receivable:
Balance - September 30, 2013	$152,977	$163,368	$16,749	$20,349	$34,492	$11,631		$399,566
Individually evaluated
for impairment	14,670	6,020	3,496	1,027	95	—		25,308
Collectively evaluated
for impairment	138,307	157,348	13,253	19,322	34,397	11,631		374,258

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

The Bank has adopted FASB issue ASU No. 2011-02 on the determination of whether a loan restructuring is considered to be a Troubled Debt Restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There were no TDRs for the three months ended December 31, 2013. The following table summarizes the TDR activity for the three months ended December 31, 2012. The TDR listed involved a lower than market interest rate with a borrower having financial difficulties.

	Three Months Ended December 31, 2012
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
Construction	1	67	67

Total	1	$67	$67

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three months ended December 31, 2013 and 2012, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2013
	December 31	September 30
	(Dollars in thousands)

Demand accounts	$84,137	$98,345
Savings accounts	50,713	53,291
NOW accounts	45,632	40,500
Money market accounts	104,786	107,351
Certificates of deposit	128,702	125,696
Retirement certificates	26,694	28,145

	$440,664	$453,328

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at December 31, 2013, the amount of which has not materially changed from that in place at September 30, 2013.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2013	2012
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$59	$141
State tax expense	11	24
Other	(29)	(33)

Income tax expense	$41	$132

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

As of December 31, 2013 and September 30, 2013, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	2013
	December 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$884	$1,450
Unused lines of credit	45,840	38,823
Fixed rate loan commitments	1,381	2,546
Variable rate loan commitments	10,938	6,985

	$59,043	$49,804

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

Other-Than-Temporary Impairments on Securities. If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance. The Company accounts for temporary impairments based upon security classification as either available for sale, held to maturity or trading. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through AOCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic financial statements. The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis. However, the Company maintained no securities in trading portfolios at or during the periods presented in these financial statements.

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

Level 1-Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2-Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3-Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Total assets decreased $1.1 million, or 0.2%, to $536.6 million during the three months ended December 31, 2013. The decrease was attributable to lower interest-bearing deposits with banks.

Cash and interest-bearing deposits with banks decreased $9.1 million, or 51.1%, to $8.7 million at December 31, 2013 from $17.8 million at September 30, 2013.

Total loans receivable increased $8.5 million during the three months ended December 31, 2013 to $408.1 million and were comprised of $162.4 million (39.9%) one-to-four family residential mortgage loans, $164.1 million (40.2%) commercial real estate loans, $34.3 million (8.4%) commercial business loans, $20.3 million (5.0%) home equity lines of credit loans, $15.3 million (3.7%) construction loans and $11.6 million (2.8%) other loans. Expansion of the portfolio during the quarter ended December 31, 2013 occurred primarily in 1-4 family residential mortgage loans, which increased $9.5 million, followed by commercial real estate loans, which increased $772,000. Offsetting the increases were decreases in construction loans, which fell $1.5 million, commercial business loans, which fell $154,000, and other and home equity lines of credit, which declined $72,000 and $48,000, respectively.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, decreased by $512,000, or 3.3%, to $15.1 million at December 31, 2013 from $15.6 million at September 30, 2013. The ratio of non-performing loans to total loans was 3.7% at December 31, 2013 compared to 3.9% at September 30, 2013.

Included in NPLs were 34 residential mortgage loans totaling $9.0 million, six commercial loans totaling $2.4 million, four construction loans totaling $2.9 million, and seven home equity loans totaling $845,000.

The allowance for loan loss increased by $187,000 during the three months ended December 31, 2013 to $3.2 million from $3.0 million September 30, 2013. The increase during the three was primarily attributable to growth in the loan portfolio.

The allowance for loan losses as a percentage of non-performing loans increased to 21.1% at December 31, 2013 from 19.2% at September 30, 2013. Our allowance for loan losses as a percentage of total loans increased to 0.78% at December 31, 2013 from 0.75% at September 30, 2013.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the possible future increases in non-performing loans and charge-offs, the possible additional deterioration of collateral values, and the possible continuation or deterioration of the current economic environment.

Adverse economic conditions have led to high levels of NPLs. The Company determines the carrying value of loans secured by real estate obtaining an updated third-party appraisal of the real estate collateral. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments conducted prior to the economic recession. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period.

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit increased $450,000 to $9.8 million at December 31, 2013 from $9.4 million at September 30, 2013. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Fiscal year-to-date, Magyar Bank had charged off $108,000 in non-performing residential and home equity line of credit loans through a reduction of its allowance for loan loss.

At December 31, 2013, non-performing construction loans decreased $630,000, or 17.9%, to $2.9 million from $3.5 million at September 30, 2013. The reduction resulted from the foreclosure of real estate collateral securing a non-performing construction loan. The real estate securing the remaining loans consists of vacant and partially completed residential real estate lots. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans including foreclosure of collateral and pursuit of personal guarantors on the loans. Fiscal year-to-date, Magyar Bank has charged off $75,000 in non-performing construction loan balances through a reduction of its allowance for loan loss.

A number of the Bank’s construction loans have been extended due to slower sales as a result of economic conditions. In cases where updated appraisals reflect collateral values insufficient to cover the loan, additional collateral and/or a principal reduction is required to extend the loan. Some of the Bank’s loans that originally had interest reserves are non-performing. The Bank does not currently have any NPLs with active interest reserves. Once a loan is deemed impaired, any interest reserve is frozen and the loan is placed on non-accrual so that no future interest income is recorded on these loans. At December 31, 2013, the Bank did not have any construction loans with active interest reserves.

Non-performing commercial real estate loans decreased $318,000, or 11.6%, to $2.4 million at December 31, 2013 from $2.7 million at September 30, 2013. Magyar Bank was proceeding with foreclosure of the properties securing these loans at December 31, 2013. Fiscal year-to-date, there have been no charge-offs to commercial real estate loans.

Non-performing commercial business loans decreased $14,000, or 56.0%, to $11,000 at December 31, 2013 from $25,000 at September 30, 2013. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. Fiscal year-to-date, there have been no charge-offs to commercial business loans.

The allowance for loan loss does not typically include a specific reserve for NPLs as all such loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed on an annual basis with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable or where a short-term resolution to the impairment is anticipated. At December 31, 2013, the Bank held specific reserves of $611,000 for loans totaling $22.9 million.

At December 31, 2013, investment securities totaled $67.4 million, reflecting a decrease of $939,000, or 1.4%, from September 30, 2013. Investment securities at December 31, 2013 consisted of $62.0 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.0 million in U.S. government-sponsored enterprise debt securities, $1.4 million in “private-label” mortgage-backed securities, and $11,000 in state municipal bonds. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2013. The Company purchased $4.4 million of U.S. Government-sponsored enterprise obligations, received repayments totaling $2.2 million and sold securities totaling $3.0 million during the three months ended December 31, 2013.

Other real estate owned increased $301,000, or 2.0%, to $15.1 million during the quarter ended December 31, 2013. The increase was due to the foreclosure of property securing a non-performing construction loan. The loan was recorded as $600,000 at September 30, 2013, written down $75,000 during the current quarter, and transferred to OREO with a carrying balance of $525,000. Offsetting the increase was the sale of one property totaling $210,000 and a valuation allowance totaling $14,000 against another property during the quarter ended December 31, 2013. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties and completing partially completed homes for either rental or sale.

Total deposits decreased $12.7 million, or 2.8%, to $440.7 million during the three months ended December 31, 2013. The outflow in deposits occurred in non-interest checking accounts which decreased $14.2 million, or 14.5%, to $84.1 million from $98.3 million, savings accounts, which decreased $2.6 million, or 4.8%, to $50.7 million from $53.3million and money market accounts, which decreased $2.6 million, or 2.4%, to $104.8 million. Partially offsetting the decreases were interest-bearing checking accounts (NOW accounts), which increased $5.1 million, or 12.7%, to $45.6 million, and certificates of deposit (including individual retirement accounts), which increased $1.6 million, or 1.0%, to $155.4 million. The Company held $4.9 million in brokered certificates of deposit at December 31, 2013 and September 30, 2013.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase increased $13.6 million to $45.7 million at December 31, 2013 from $32.1 million at September 30, 2013. Securities sold under agreements to repurchase were unchanged at $5.0 million at December 31, 2013.

Stockholders’ equity increased $110,000, or 0.2%, to $45.4 million at December 31, 2013 from $45.3 million at September 30, 2013. The increase was due to the Company’s results from operations, partially offset by changes in the Company’s accumulated other comprehensive loss during the three month period.

The Company did not repurchase shares of its common stock during the three months ended December 31, 2013. Through December 31, 2013, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,811,394.

The Company’s book value per share increased to $7.82 at December 31, 2013 from $7.80 at September 30, 2013. The increase was due to the Company’s results from operations.

Average Balance Sheets for the Three Months Ended December 31, 2013 and 2012

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2013 and 2012. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$7,262	$5	0.30%	$10,063	$7	0.27%
Loans receivable, net	402,869	4,539	4.47%	386,825	4,546	4.66%
Securities
Taxable	69,146	408	2.34%	56,828	372	2.60%
Tax-exempt (1)	11	—	9.02%	41	1	9.02%
FHLB of NY stock	2,369	21	3.46%	2,546	28	4.34%
Total interest-earning assets	481,657	4,973	4.10%	456,303	4,954	4.31%
Noninterest-earning assets	54,069			53,451
Total assets	$535,726			$509,754

Interest-bearing liabilities:
Savings accounts (2)	$51,781	26	0.20%	$54,460	37	0.27%
NOW accounts (3)	145,953	83	0.22%	146,693	136	0.37%
Time deposits (4)	154,497	535	1.37%	158,603	643	1.61%
Total interest-bearing deposits	352,231	644	0.73%	359,756	816	0.90%
Borrowings	40,814	281	2.73%	44,573	358	3.19%
Total interest-bearing liabilities	393,045	925	0.93%	404,329	1,174	1.15%
Noninterest-bearing liabilities	97,212			60,183
Total liabilities	490,257			464,512
Retained earnings	45,469			45,242
Total liabilities and retained earnings	$535,726			$509,754

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$4,048			$3,780
Interest rate spread			3.17%			3.16%
Net interest-earning assets	$88,612			$51,974
Net interest margin (5)			3.33%			3.29%
Average interest-earning assets to average interest-bearing liabilities	122.55%			112.85%

(1) Calculated using 34% tax rate.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012

Net Income. Net income decreased $149,000, or 52.8%, to $133,000 from $282,000 during the three-month period ended December 31, 2013 compared with the three-month period ended December 31, 2012 due to a $291,000, or 44.0% decrease in other income to $370,000 at December 31, 2013 from $661,000 at December 31, 2012.

Net Interest and Dividend Income. Net interest and dividend income increased $268,000 to $4.0 million due to an increase in average balances of interest-earning assets and in the net interest margin, which increased 4 basis points to 3.33% for the three months ended December 31, 2013 compared to 3.29% for the quarter ended December 31, 2012. The yield on the Company’s interest-earning assets fell 21 basis points to 4.10% for the three months ended December 31, 2013 from 4.31% for the three months ended December 31, 2012 primarily due to the lower overall interest rate environment. The cost of interest-bearing liabilities fell 22 basis points to 0.93% for the three months ended December 31, 2013 from 1.15% for the three months ended December 31, 2012. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income was unchanged at $5.0 million for the three months ended December 31, 2013 and 2012. A decrease in the yield on such assets of 21 basis points to 4.10% from 4.31% for the three month ended December 31, 2013 was offset by higher average balances of interest-earning assets, which increased $25.4 million, or 5.6%, to $481.7 million from $456.3 million compared with the prior year period.

Interest earned on loans was $4.5 million for the three months ended December 31, 2013 and 2012. A $16.0 million increase in the average balance of loans was offset by a 19 basis point decrease in the average yield on such loans to 4.47% from 4.66%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest-earning deposits and excluding Federal Home Loan Bank of New York stock, increased $33,000, or 8.7%, to $413,000 due to a $9.5 million, or 14.2%, increase in the average balance of such securities to $76.4 million for the three months ended December 31, 2013 from $66.9 million for the three months ended December 31, 2012. The average yield decreased 10 basis points to 2.15% for the three months ended December 31, 2013 from 2.25% for the three months ended December 31, 2012 due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $249,000, or 21.2%, to $925,000 for the three months ended December 31, 2013 from $1.2 million for the three months ended December 31, 2012. The average balance of interest-bearing liabilities decreased $11.3 million, or 2.8%, between the two periods, while the cost on such liabilities fell 22 basis points to 0.93% for the quarter ended December 31, 2013 from 1.15% compared with the prior year period.

The average balance of interest bearing deposits decreased $7.6 million to $352.2 million from $359.8 million while the average cost of such deposits decreased 17 basis points to 0.73% from 0.90% in the lower market interest rate environment. As a result, interest expense on deposits decreased $172,000 to $644,000 for the three months ended December 31, 2013 from $816,000 for the three months ended December 31, 2012.

Interest expense on advances and securities sold under agreements to repurchase decreased $77,000, or 21.5%, to $281,000 for the three months ended December 31, 2013 from $358,000 for the prior year period due to a 46 basis point decrease in the average cost to 2.73% for the three months ended December 31, 2013 from 3.19% for the prior year period. In addition, the average balance of such borrowings declined $3.8 million to $40.8 million from $44.6 million

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $359,000 for the three months ended December 31, 2013 compared to a provision of $441,000 for the prior year period. The provision for loan losses decreased $82,000, or 18.6%, during the current period compared with the prior year period primarily attributable to a lower levels of non-performing loans and charge offs.

Net charge-offs were $172,000 for the three months ended December 31, 2013 compared to $205,000 for the three months ended December 31, 2012. The Bank reduced the carrying balance on three loans totaling $925,000 by $183,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans. These consisted of two residential mortgage loans and one construction loan. In addition, the Company received partial recoveries of three loans previously charged-off totaling $11,000 during the quarter.

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

Other Income. Non-interest income decreased $291,000, or 44.0%, to $370,000 during the three months ended December 31, 2013 compared to $661,000 for the three months ended December 31, 2012. The decrease in non-interest income was attributable to lower net gains on the sales of assets, which were $66,000 for the three months ended December 31, 2013 compared with $329,000 for the three months ended December 31, 2012.

Other Expenses. During the three months ended December 31, 2013, non-interest expenses increased $299,000 to $3.9 million from $3.6 million for the three months ended December 31, 2012. The increase was the result of higher compensation and employee benefit expenses, which increased by $135,000 due to annual merit increases and the hire of a special assets manager to oversee the Company’s Other Real Estate Owned (“OREO”) portfolio, higher loan servicing expenses, which increased $83,000 due to higher real estate tax expenses for non-performing loans, higher OREO expenses, which increased $45,000, and higher professional fees, which increased $42,000 due to higher legal expenses incurred for the collection on non-performing loans.

Income Tax Expense. The Company recorded tax expense of $41,000 for the three months ended December 31, 2013, compared to $132,000 for the three months ended December 31, 2012. The effective tax rate for the three months ended December 31, 2013 was 23.6% compared to 31.9% for the three months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2013 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2013, the Company had commitments outstanding under letters of credit of $884,000, commitments to originate loans of $12.3 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $45.8 million. There has been no material change during the three months ended December 31, 2013 in any of the Company’s other contractual obligations or commitments to make future payments.

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

At December 31, 2013, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.18%, and total qualifying capital as a percentage of risk-weighted assets was 12.62%.

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

There has been no change in the Company's internal control over financial reporting during its three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2013. Through December 31, 2013, the Company had repurchased 81,000 shares at an average price of $8.33.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
33

101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and September 30, 2013; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
34

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 12, 2014
/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 12, 2014	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

35