Form 10-Q
period 2014-03-31
Magyar Bancorp, Inc.
filed 2014-05-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Stock, $0.01 Par Value	5,811,394

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2014	2013
	(Unaudited)
Assets
Cash	$1,107	$1,129
Interest earning deposits with banks	12,362	16,663
Total cash and cash equivalents	13,469	17,792

Investment securities - available for sale, at fair value	11,122	15,774
Investment securities - held to maturity, at amortized cost (fair value of
$50,351 and $51,802 at March 31, 2014 and September 30, 2013, respectively)	51,010	52,558
Federal Home Loan Bank of New York stock, at cost	2,067	1,982
Loans receivable, net of allowance for loan losses of $3,475 and $3,013
at March 31, 2014 and September 30, 2013, respectively	405,207	396,800
Bank owned life insurance	10,507	10,342
Accrued interest receivable	1,737	1,752
Premises and equipment, net	20,441	20,880
Other real estate owned ("OREO")	15,595	14,756
Other assets	5,451	5,092

Total assets	$536,606	$537,728

Liabilities and Stockholders' Equity
Liabilities
Deposits	$452,147	$453,328
Escrowed funds	1,132	1,018
Federal Home Loan Bank of New York advances	29,000	27,100
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	132	141
Accounts payable and other liabilities	3,611	5,821

Total liabilities	491,022	492,408

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,811,394 shares outstanding
at March 31, 2014 and September 30, 2013	59	59
Additional paid-in capital	26,316	26,322
Treasury stock: 112,348 shares at March 31, 2014
and September 30, 2013, at cost	(1,256)	(1,256)
Unearned Employee Stock Ownership Plan shares	(939)	(1,002)
Retained earnings	22,028	21,835
Accumulated other comprehensive loss	(624)	(638)

Total stockholders' equity	45,584	45,320

Total liabilities and stockholders' equity	$536,606	$537,728

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,438	$4,474	$8,977	$9,020
Investment securities
Taxable	343	381	756	760
Tax-exempt	—	—	—	1
Federal Home Loan Bank of New York stock	28	29	49	57

Total interest and dividend income	4,809	4,884	9,782	9,838

Interest expense
Deposits	615	775	1,260	1,591
Borrowings	248	349	529	707

Total interest expense	863	1,124	1,789	2,298
Net interest and dividend income	3,946	3,760	7,993	7,540

Provision for loan losses	381	1,000	740	1,441
Net interest and dividend income after
provision for loan losses	3,565	2,760	7,253	6,099

Other income
Service charges	182	215	387	446
Income on bank owned life insurance	83	83	165	166
Other operating income	32	29	47	47
Gains on sales of loans	73	82	102	346
Gains on sales of investment securities	—	—	36	63

Total other income	370	409	737	1,068

Other expenses
Compensation and employee benefits	1,940	1,842	3,874	3,640
Occupancy expenses	732	723	1,451	1,421
Professional fees	233	274	500	499
Data processing expenses	144	154	287	294
OREO expenses	174	179	360	320
FDIC deposit insurance premiums	181	174	362	348
Loan servicing expenses	118	63	253	115
Insurance expense	56	59	114	115
Other expenses	304	319	567	621
Total other expenses	3,882	3,787	7,768	7,373
Income (loss) before income tax expense (benefit)	53	(618)	222	(206)
Income tax expense (benefit)	(10)	(275)	29	(145)
Net income (loss)	$63	$(343)	$193	$(61)

Net income (loss) per share-basic and diluted	$0.01	$(0.06)	$0.03	$(0.01)

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
	(Unaudited)

Net income (loss)	$63	$(343)	$193	$(61)

Other comprehensive income (loss)
Net unrealized gain (loss) on
securities available for sale	103	(42)	59	(172)
Realized gains on sales of securities
available for sale	—	—	(36)	(64)
Unrealized loss on derivatives	—	(18)	—	(38)
Other comprehensive income (loss), before tax	103	(60)	23	(274)

Deferred income tax effect	(38)	22	(9)	102
Total other comprehensive income (loss)	65	(38)	14	(172)

Total comprehensive income (loss)	$128	$(381)	$207	$(233)

The accompanying notes are an integral part of these statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statement of Changes in Stockholders' Equity

 For the Six Months Ended March 31, 2014 and 2013

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2013	5,811,394	$59	$26,322	$(1,256)	$(1,002)	$21,835	$(638)	$45,320
Net income	—	—	—	—	—	193	—	193
Other comprehensive income	—	—	—	—	—	—	14	14
ESOP shares allocated	—	—	(15)	—	63	—	—	48
Stock-based compensation expense	—	—	9	—	—	—	—	9

Balance, March 31, 2014	5,811,394	$59	$26,316	$(1,256)	$(939)	$22,028	$(624)	$45,584

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2012	5,807,344	$59	$26,367	$(1,301)	$(1,116)	$21,600	$(604)	$45,005
Net loss	—	—	—	—	—	(61)	—	(61)
Other comprehensive loss	—	—	—	—	—	—	(172)	(172)
ESOP shares allocated	—	—	(28)	—	58	—	—	30
Stock-based compensation expense	—	—	9	—	—	—	—	9

Balance, March 31, 2013	5,807,344	$59	$26,348	$(1,301)	$(1,058)	$21,539	$(776)	$44,811

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2014	2013
	(Unaudited)
Operating activities
Net income (loss)	$193	$(61)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	464	460
Premium amortization on investment securities, net	153	104
Mortgage loans originated for sale	—	—
Provision for loan losses	740	1,441
Provision for loss on other real estate owned	167	—
Proceeds from the sales of loans	2,509	3,982
Gains on sale of loans	(102)	(346)
Gains on sales of investment securities	(36)	(64)
Losses on the sales of other real estate owned	11	45
ESOP compensation expense	48	30
Stock-based compensation expense	9	9
Deferred income tax benefit	(34)	(31)
Decrease in accrued interest receivable	15	41
Increase in surrender value bank owned life insurance	(165)	(166)
Increase (decrease) in other assets	(334)	83
Decrease in accrued interest payable	(9)	(7)
Decrease in accounts payable and other liabilities	(2,210)	(123)
Net cash provided by operating activities	1,419	5,397

Investing activities
Net increase in loans receivable	(7,365)	(10,368)
Purchases of loans receivable	(5,514)	—
Purchases of investment securities held to maturity	(4,419)	(9,200)
Purchases of investment securities available for sale	—	(5,040)
Sales of investment securities held to maturity	3,036	—
Sales of investment securities available for sale	—	1,064
Principal repayments on investment securities held to maturity	2,864	6,266
Principal repayments on investment securities available for sale	4,625	2,028
Purchases of premises and equipment	(25)	(151)
Investment in other real estate owned	(4)	(264)
Proceeds from the sale of other real estate owned	312	783
Purchase of Federal Home Loan Bank stock	(85)	(83)
Net cash used by investing activities	(6,575)	(14,965)

Financing activities
Net (decrease) increase in deposits	(1,181)	10,204
Net increase (decrease) in escrowed funds	114	(244)
Proceeds from long-term advances	7,100	4,692
Repayments of long-term advances	(5,200)	(1,455)
Net change in short-term advances	—	(1,400)
Net cash provided by financing activities	833	11,797
Net (decrease) increase in cash and cash equivalents	(4,323)	2,229

Cash and cash equivalents, beginning of period	17,792	10,044

Cash and cash equivalents, end of period	$13,469	$12,273

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,798	$2,305
Income taxes	$9	$54
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,325	$3,116

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

Operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The September 30, 2013 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2014 and 2013 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three and six months ended March 31, 2014 and the three and six months ended March 31, 2013. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
	(In thousands except for per share data)

Income applicable to common shares	$63	$(343)	$193	$(61)
Weighted average number of common shares
outstanding - basic	5,814	5,810	5,814	5,810
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,814	5,810	5,814	5,810

Basic earnings per share	$0.01	$(0.06)	$0.03	$(0.01)

Diluted earnings per share	$0.01	N/A	$0.03	N/A

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2014 because the grant (or option strike) price was greater than the average market price of the common shares during the period. Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 and 9,352 shares of restricted shares at a weighted average price of $4.43 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2013 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2013	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2014	188,276	$14.61	2.9 years	$—

Exercisable at March 31, 2014	188,276	$14.61	2.9 years	$—

The following is a summary of the Company’s non-vested stock awards as of March 31, 2014 and changes during the six months ended March 31, 2014:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2013	9,352	$4.42
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2014	9,352	$4.42

Stock option and stock award expenses included with compensation expense were $0 and $9,000, respectively, for the six months ended March 31, 2014 and $0 and $9,000, respectively, for the six months ended March 31, 2013.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2014, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the six months ended March 31, 2014. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2014. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meets the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.25% at January 1, 2014) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At March 31, 2014, shares allocated to participants totaled 115,990. Unallocated ESOP shares held in suspense totaled 101,873 at March 31, 2014 and had a fair market value of $835,358. The Company's contribution expense for the ESOP was $48,000 and $30,000 for the six months ended March 31, 2014 and 2013, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2014			2013
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$103	$(38)	$65	$(42)	$15	$(27)
Interest rate derivatives	—	—	—	(18)	7	(11)

Other comprehensive income (loss), net	$103	$(38)	$65	$(60)	$22	$(38)

	Six Months Ended March 31,
	2014			2013
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$59	$(23)	$36	$(172)	$61	$(111)
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	(36)	14	(22)	(64)	26	(38)
Interest rate derivatives	—	—	—	(38)	15	(23)

Other comprehensive income (loss), net	$23	$(9)	$14	$(274)	$102	$(172)

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

	Fair Value at March 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,444	$—	$1,444	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,978	—	8,978	—
Private label mortgage-backed securities-residential	700	—	700	—
Total securities available for sale	$11,122	$—	$11,122	$—

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,556	$—	$1,556	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,401	—	9,401	—
Mortgage-backed securities-commercial	4,002	—	4,002	—
Private label mortgage-backed securities-residential	815	—	815	—
Total securities available for sale	$15,774	$—	$15,774	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2014 and September 30, 2013

	Fair Value at March 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$869	$—	$—	$869
Other real estate owned	1,531	—	—	1,531
	$2,400	$—	$—	$2,400

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$8,534	$—	$—	$8,534
Other real estate owned	230	—	—	230
	$8,764	$—	$—	$8,764

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
March 31, 2014	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$869	Appraisal of collateral (1)	Liquidation expenses (2)	0% to -8.0% (-7.9%)
Other real estate owned	$1,531	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	-8.0% to -40.0% (-14.6%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2014
Financial instruments - assets
Investment securities held-to-maturity	$51,010	$50,351	$—	$50,351	$—
Loans	405,207	407,581	—	—	407,581

Financial instruments - liabilities
Certificates of deposit	159,144	161,018	—	161,018	—
Borrowings	34,000	35,027	—	35,027	—

September 30, 2013
Financial instruments - assets
Investment securities held-to-maturity	$52,558	$51,802	—	$51,802	$—
Loans	396,800	401,064	—	—	401,064

Financial instruments - liabilities
Certificates of deposit	153,841	155,306	—	155,306	—
Borrowings	32,100	33,430	—	33,430	—

There were no transfers between fair value measurement placements for the three and six months ended March 31, 2014.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2014 and September 30, 2013:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,435	$9	$—	$1,444
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,152	31	(205)	8,978
Private label mortgage-backed securities-residential	694	7	(1)	700
Total securities available for sale	11,281	47	(206)	11,122

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,551	$5	$—	$1,556
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,633	9	(241)	9,401
Mortgage backed-securities-commercial	3,963	39	—	4,002
Private label mortgage-backed securities-residential	808	9	(2)	815
Total securities available for sale	$15,955	$62	$(243)	$15,774

The maturities of the debt securities and mortgage-backed securities available for sale at March 31, 2014 are summarized in the following table:

March 31, 2014
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	11,281	11,122
Commercial	—	—
Total	$11,281	$11,122

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2014 and September 30, 2013:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$8,495	$235	$(136)	$8,594
Mortgage-backed securities - commercial	1,201	—	(2)	1,199
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	36,683	370	(891)	36,162
Debt securities	4,000	—	(261)	3,739
Private label mortgage-backed securities - residential	631	33	(7)	657
Total securities held to maturity	$51,010	$638	$(1,297)	$50,351

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$9,455	$231	$(121)	$9,565
Mortgage-backed securities - commercial	1,433	—	(3)	1,430
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	33,758	363	(975)	33,146
Debt securities	4,000	—	(267)	3,733
Private label mortgage-backed securities - residential	901	27	(11)	917
Obligations of state and political subdivisions	11	—	—	11
Corporate securities	3,000	—	—	3,000
Total securities held to maturity	$52,558	$621	$(1,377)	$51,802

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2014 are summarized in the following table:

	March 31, 2014
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	1,000	929
Due after 10 years	3,000	2,810
Total debt securities	4,000	3,739

Mortgage-backed securities:
Residential	45,809	45,413
Commercial	1,201	1,199
Total	$51,010	$50,351

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2014 and September 30, 2013 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2014
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$904	$(3)	$2,571	$(133)	$3,475	$(136)
Mortgage-backed securities - commercial	1	1,199	(2)	—	—	1,199	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	22	17,323	(611)	14,769	(485)	32,092	(1,096)
Debt securities	4	—	—	3,739	(261)	3,739	(261)
Private label mortgage-backed securities residential	2	—	—	330	(8)	330	(8)
Total	32	$19,426	$(616)	$21,409	$(887)	$40,835	$(1,503)

		September 30, 2013
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$1,887	$(57)	$1,099	$(64)	$2,986	$(121)
Mortgage-backed securities - commercial	1	1,430	(3)	—	—	1,430	(3)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	22	30,638	(1,202)	626	(14)	31,264	(1,216)
Debt securities	4	3,732	(267)	—	—	3,732	(267)
Private label mortgage-backed securities residential	2	396	(11)	21	(2)	417	(13)
Corporate securities	1	3,000	—	—	—	3,000	—
Total	33	$41,083	$(1,540)	$1,746	$(80)	$42,829	$(1,620)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2014 and September 30, 2013, there were thirty two and thirty three, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2014 and September 30, 2013.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2014	2013
	(Dollars in thousands)

One-to four-family residential	$162,014	$152,977
Commercial real estate	163,406	163,368
Construction	14,662	16,749
Home equity lines of credit	20,174	20,349
Commercial business	36,657	34,492
Other	11,547	11,631
Total loans receivable	408,460	399,566
Net deferred loan costs	222	247
Allowance for loan losses	(3,475)	(3,013)
Total loans receivable, net	$405,207	$396,800

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At March 31, 2014	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$2,868	$156	$10,508	$13,376	$13,878
Commercial real estate	416	2	4,896	5,312	6,471
Construction	—	—	2,576	2,576	3,813
Home equity lines of credit	402	24	842	1,244	1,412
Commercial business	1,064	801	69	1,133	1,133
Total impaired loans	$4,750	$983	$18,891	$23,641	$26,707

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2013	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$6,192	$513	$8,478	$14,670	$15,631
Commercial real estate	421	7	5,599	6,020	7,179
Construction	600	11	2,896	3,496	4,953
Home equity lines of credit	—	—	1,027	1,027	1,268
Commercial business	11	11	84	95	116
Other	—	—	—	—	—
Total impaired loans	$7,224	$542	$18,084	$25,308	$29,147

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Six Months
	Ended March 31, 2014	Ended March 31, 2014
	(Dollars in thousands)

One-to four-family residential	$13,610	$13,963
Commercial real estate	5,206	5,477
Construction	2,736	2,989
Home equity lines of credit	1,135	1,099
Commercial business	607	436
Average investment in impaired loans	$23,293	$23,964

	Three Months	Six Months
	Ended March 31, 2013	Ended March 31, 2013
	(Dollars in thousands)

One-to four-family residential	$9,145	$8,471
Commercial real estate	6,482	6,462
Construction	4,602	4,781
Home equity lines of credit	1,648	1,867
Commercial business	796	549
Other	2	4
Average investment in impaired loans	$22,673	$22,134

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. All loans greater than three months past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2014
One-to four-family residential	$152,190	$896	$8,928	$—	$162,014
Commercial real estate	158,491	856	4,059	—	163,406
Construction	7,421	—	7,241	—	14,662
Home equity lines of credit	17,600	—	2,574	—	20,174
Commercial business	34,937	434	232	1,054	36,657
Other	11,547	—	—	—	11,547
Total	$382,186	$2,186	$23,034	$1,054	$408,460

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2013
One-to four-family residential	$141,881	$346	$10,750	$—	$152,977
Commercial real estate	156,511	1,128	5,729	—	163,368
Construction	8,839	—	7,910	—	16,749
Home equity lines of credit	17,988	—	2,361	—	20,349
Commercial business	32,905	466	1,121	—	34,492
Other	11,631	—	—	—	11,631
Total	$369,755	$1,940	$27,871	$—	$399,566

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
March 31, 2014
One-to four-family residential	$153,605	$112	$13	$8,284	$8,409	$8,284	$162,014
Commercial real estate	160,885	453	232	1,836	2,521	1,836	163,406
Construction	12,086	—	—	2,576	2,576	2,576	14,662
Home equity lines of credit	19,085	—	—	1,089	1,089	1,089	20,174
Commercial business	35,592	—	—	1,065	1,065	1,065	36,657
Other	11,547	—	—	—	—	—	11,547
Total	$392,800	$565	$245	$14,850	$15,660	$14,850	$408,460

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2013
One-to four-family residential	$144,084	$—	$378	$8,515	$8,893	$8,515	$152,977
Commercial real estate	160,624	—	—	2,744	2,744	2,744	163,368
Construction	13,223	—	—	3,526	3,526	3,526	16,749
Home equity lines of credit	19,253	250	—	846	1,096	846	20,349
Commercial business	34,467	—	—	25	25	25	34,492
Other	11,631	—	—	—	—	—	11,631
Total	$383,282	$250	$378	$15,656	$16,284	$15,656	$399,566

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2014:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Charge-offs	(108)	—	(75)	—	—	—	—	(183)
Recoveries	9	—	—	—	2	—	—	11
Provision	254	(7)	29	12	72	(9)	8	359
Balance-December 31, 2013	$999	$845	$558	$137	$526	$—	$135	$3,200
Charge-offs	(83)	—	(93)	(5)	—	—	—	(181)
Recoveries	—	—	75	—	—	—	—	75
Provision	(347)	(53)	(38)	(34)	922	13	(82)	381
Balance-March 31, 2014	$569	$792	$502	$98	$1,448	$13	$53	$3,475

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2013:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Charge-offs	(192)	—	—	—	—	(13)	—	(205)
Recoveries	—	—	—	—	—	—	—	—
Provision	251	(85)	(169)	1	406	8	29	441
Balance-December 31, 2012	$668	$1,844	$471	$233	$789	$18	$70	$4,094
Charge-offs	(221)	(576)	(1,057)	—	(75)	—	—	(1,929)
Recoveries	—	20	—	—	—	—	—	20
Provision	95	(268)	1,197	(56)	80	(8)	(40)	$1,000
Balance- March 31, 2013	$542	$1,020	$611	$177	$794	$10	$30	$3,184

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014 and September 30, 2013:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - March 31, 2014	$569	$792	$502	$98	$1,448	$13	$53	$3,475
Individually evaluated
for impairment	156	2	—	24	801	—	—	983
Collectively evaluated
for impairment	413	790	502	74	647	13	53	2,492

Loans receivable:
Balance - March 31, 2014	$162,014	$163,406	$14,662	$20,174	$36,657	$11,547		$408,460
Individually evaluated
for impairment	13,376	5,312	2,576	1,244	1,133	—		23,641
Collectively evaluated
for impairment	148,638	158,094	12,086	18,930	35,524	11,547		384,819

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Individually evaluated
for impairment	513	7	11	—	11	—	—	542
Collectively evaluated
for impairment	331	845	593	125	441	9	127	2,471

Loans receivable:
Balance - September 30, 2013	$152,977	$163,368	$16,749	$20,349	$34,492	$11,631		$399,566
Individually evaluated
for impairment	14,670	6,020	3,496	1,027	95	—		25,308
Collectively evaluated
for impairment	138,307	157,348	13,253	19,322	34,397	11,631		374,258

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

The Bank has adopted FASB ASU No. 2011-02 on the determination of whether a loan restructuring is considered to be a Troubled Debt Restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There were no TDRs during the three and six months ended March 31, 2014. The following table summarizes the TDRs during the three and six month period ended March 31, 2013 that were classified as TDRs due to financial difficulty of the borrowers and lower than market interest rates.

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three and six months ended March 31, 2014, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2014	2013
	March 31	September 30
	(Dollars in thousands)

Demand accounts	$91,078	$98,345
Savings accounts	51,506	53,291
NOW accounts	46,392	40,500
Money market accounts	104,027	107,351
Certificates of deposit	133,375	125,696
Retirement certificates	25,769	28,145

	$452,147	$453,328

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at March 31, 2014, the amount of which has not materially changed from that in place at September 30, 2013.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$18	$(210)	$75	$(70)
Change in valuation allowance related
to deferred income tax assets	—	—	—	—
State tax expense	1	(33)	12	(9)
Other	(29)	(32)	(58)	(66)

Income tax expense	$(10)	$(275)	$29	$(145)

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

As of March 31, 2014 and September 30, 2013, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	March 31,	September 30 ,
	2014	2013
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$884	$1,450
Unused lines of credit	40,139	38,823
Fixed rate loan commitments	710	2,546
Variable rate loan commitments	8,427	6,985

	$50,160	$49,804

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in its Annual Report for the year ending September 30, 2013, and additional filings with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Investment Securities. If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance. The Company accounts for temporary impairments based upon security classification as either available-for-sale, held-to-maturity, or trading. Temporary impairments on “available-for-sale” securities are recognized, on a tax-effected basis, through accumulated other comprehensive income (“AOCI”) with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company does not adjust the carrying value of “held-to-maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic financial statements. The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis. However, the Company maintained no securities in trading portfolios at or during the periods presented in these financial statements.

The Company accounts for other-than-temporary impairments based upon several considerations. First, other-than-temporary impairments on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of the their fair value to a level equal to or exceeding their amortized cost, are recognized in operations. If neither of these criteria apply, then the other-than-temporary impairment is separated into credit-related and noncredit-related components. The credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost while the noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related, other-than-temporary impairments in earnings, while noncredit-related, other-than-temporary impairments on debt securities are recognized, net of deferred taxes, in AOCI. Management did not account for any other-than-temporary impairments at or during the periods presented in these financial statements.

Fair Value. We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights, loans receivable and other real estate owned. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Total assets decreased $1.1 million, or 0.2%, to $536.6 million during the six months ended March 31, 2014 from $537.7 million at September 30, 2013. The decrease was attributable to a $10.5 million decrease in cash and investment securities balances, partially offset by a $9.2 million increase in net loans receivable and other real estate owned.

Cash and interest bearing deposits with banks decreased $4.3 million, or 24.3%, to $13.5 million at March 31, 2014 from $17.8 million at September 30, 2013. The available cash was used to fund new loan originations during the period.

Investment securities decreased $6.2 million to $62.1 million at March 31, 2014 from $68.3 million at September 30, 2013. The decrease was due to repayments totaling $7.5 million and securities sold totaling $3.0 million, partially offset by the purchase of $4.4 million of U.S. Government-sponsored enterprise obligations during the six months ended March 31, 2014. The cash flows from investment securities were used to fund new loan originations during the period.

Investment securities at March 31, 2014 consisted of $56.8 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.0 million in U.S. government-sponsored enterprise debt securities and $1.3 million in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2014.

Total loans receivable increased $8.9 million during the six months ended March 31, 2014 to $408.5 million and were comprised of $163.4 million (40.0%) commercial real estate loans, $162.0 million (39.7%) one-to-four family residential mortgage loans, $36.7 million (9.0%) commercial business loans, $20.2 million (4.9%) home equity lines of credit, $14.7 million (3.6%) construction loans and $11.5 million (2.8%) other loans. Expansion of the portfolio during the six months ended March 31, 2014 occurred primarily in one-to-four family residential mortgage loans, which increased $9.0 million, followed by commercial business loans, which increased $2.2 million.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, decreased by $806,000 to $14.9 million at March 31, 2014 from $15.7 million at September 30, 2013. The ratio of non-performing loans to total loans decreased to 3.6% at March 31, 2014 from 3.9% at September 30, 2013.

Included in total NPLs were thirty-two residential mortgage loans totaling $8.3 million, three construction loans totaling $2.6 million, four commercial real estate loans totaling $1.8 million, seven home equity lines of credit totaling $1.1 million, and three commercial business loans totaling $1.1 million.

NPLs secured by one-to four-family residential properties including home equity lines of credit were $9.4 million at March 31, 2014 and September 30, 2013. The loans remained in varying stages of foreclosure at March 31, 2014. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Year-to-date, Magyar Bank had charged off $195,000 in non-performing residential and home equity line of credit loans through a reduction of its allowance for loan loss and had received one recovery totaling $9,000 from a previously charged-off non-performing residential loan.

At March 31, 2014, non-performing construction loans consisted of three loans totaling $2.6 million for the development of single family homes. These loans were used for land acquisition and construction in New Jersey and Pennsylvania. Magyar Bank is pursing foreclosure of the collateral securing the loans. Year-to-date, the Bank had charged off $169,000 in construction loans through a reduction of its allowance for loan loss and had received one recovery totaling $75,000 from a previously charged-off non-performing construction loan.

Non-performing commercial real estate loans decreased $908,000 to $1.8 million at March 31, 2014 from $2.7 million at September 30, 2013. The four non-accrual loans were in various stages of foreclosure and collection at March 31, 2014. Year-to-date, the Bank did not have any charge-offs or recoveries in commercial real estate loans.

Non-performing commercial business loans increased $1.0 million to $1.1 million at March 31, 2014 from $25,000 at September 30, 2013. Year-to-date, the Bank did not have any charge-offs in non-performing commercial business loans but did receive two recoveries totaling $2,000.

Adverse economic conditions have led to high levels of NPLs. The Company determines the carrying value of loans secured by real estate by obtaining an updated third-party appraisal of the real estate collateral. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments conducted prior to the economic recession. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At March 31, 2014, the Bank held specific reserves totaling $983,000.

During the six months ended March 31, 2014, the allowance for loan losses increased $462,000 to $3.5 million. The increase in the allowance for loan loss was primarily the result of lower net loan charge-offs and higher specific reserves.

The allowance for loan losses as a percentage of non-performing loans increased to 23.4% at March 31, 2014 compared with 19.2% at September 30, 2013. At March 31, 2014, the Company’s allowance for loan losses as a percentage of total loans was 0.85% compared with 0.75% at September 30, 2013. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment.

Other real estate owned increased $839,000 to $15.6 million at March 31, 2014 from $14.8 million at September 30, 2013. The increase was due to the addition of nine properties totaling $1.3 million resulting from foreclosure of collateral securing non-performing loans. The Bank reduced its other real estate owned balances with insurance proceeds received totaling $284,000 and the sale of one property totaling $209,000 for a loss of $11,000. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Total deposits decreased $1.2 million, or 0.3%, to $452.1 million during the six months ended March 31, 2014. The decrease in deposits occurred in non-interest bearing checking accounts, which decreased $7.3 million, or 7.4%, to $91.1 million, money market accounts, which decreased $3.3 million, or 3.1% to $104.0 million, and savings accounts, which decreased $1.8 million, or 3.4%, to $51.5 million. Offsetting these decreases were increases in interest-bearing checking accounts, which increased $5.9 million, or 14.6%, to $46.4 million and certificates of deposit (including individual retirement accounts), which increased $5.3 million, or 3.4%, to $159.1 million.

Included with the total deposits at March 31, 2014 were $7.9 million in brokered certificates of deposit. At September 30, 2013 brokered certificates of deposit were $4.9 million.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase increased $1.9 million to $34.0 million at March 31, 2014 from $32.1 million at September 30, 2013. The increase was due to new long-term advances from the Federal Home Loan Bank of New York to fund commercial real estate loans.

Stockholders’ equity increased $264,000, or 0.6%, to $45.6 million at March 31, 2014 from $45.3 million at September 30, 2013. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the six months ended March 31, 2014. Through March 31, 2014, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock purchase plan, which has reduced outstanding shares to 5,811,394. Under the current stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase at March 31, 2014.

The Company’s book value per share increased to $7.84 at March 31, 2014 from $7.80 at September 30, 2013. The increase was due to the Company’s results of operations for the six months ended March 31, 2014.

Average Balance Sheets for the Three and Six Months Ended March 31, 2014 and 2013

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2014 and 2013. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$8,873	$6	0.26%	$10,608	$7	0.29%
Loans receivable, net	403,902	4,438	4.46%	389,998	4,474	4.65%
Securities
Taxable	65,251	337	2.10%	58,430	374	2.59%
Tax-exempt (1)	—	—	—	11	—	9.09%
FHLB of NY stock	2,219	28	5.19%	2,539	29	4.60%
Total interest-earning assets	480,245	4,809	4.06%	461,586	4,884	4.29%
Noninterest-earning assets	53,854			54,324
Total assets	$534,099			$515,910

Interest-bearing liabilities:
Savings accounts (2)	$50,759	26	0.21%	$53,789	33	0.25%
NOW accounts (3)	149,621	87	0.24%	150,805	131	0.35%
Time deposits (4)	155,855	502	1.31%	158,161	611	1.57%
Total interest-bearing deposits	356,235	615	0.70%	362,755	775	0.87%
Borrowings	37,382	248	2.69%	44,883	349	3.15%
Total interest-bearing liabilities	393,617	863	0.89%	407,638	1,124	1.12%
Noninterest-bearing liabilities	95,058			63,737
Total liabilities	488,675			471,375
Retained earnings	45,424			44,535
Total liabilities and retained earnings	$534,099			$515,910
		—			—
Net interest and dividend income		$3,946			$3,760
Interest rate spread			3.17%			3.17%
Net interest-earning assets	$86,628			$53,948
Net interest margin (5)			3.33%			3.30%
Average interest-earning assets to average interest-bearing liabilities	122.01%			113.23%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$8,059	$11	0.28%	$10,333	$14	0.28%
Loans receivable, net	403,329	8,977	4.46%	388,388	9,020	4.66%
Securities
Taxable	66,773	745	2.24%	58,181	746	2.57%
Tax-exempt (1)	6	—	9.02%	26	1	4.52%
FHLB of NY stock	2,295	49	4.29%	2,543	57	4.47%
Total interest-earning assets	480,462	9,782	4.08%	459,471	9,838	4.29%
Noninterest-earning assets	53,962			53,883
Total assets	$534,424			$513,354

Interest-bearing liabilities:
Savings accounts (2)	$51,275	$52	0.20%	$54,128	$70	0.26%
NOW accounts (3)	147,767	170	0.23%	148,727	267	0.36%
Time deposits (4)	155,169	1,038	1.34%	158,384	1,254	1.59%
Total interest-bearing deposits	354,211	1,260	0.71%	361,239	1,591	0.88%
Borrowings	39,117	529	2.71%	44,726	707	3.17%
Total interest-bearing liabilities	393,328	1,789	0.91%	405,965	2,298	1.14%
Noninterest-bearing liabilities	95,553			62,530
Total liabilities	488,881			468,495
Retained earnings	45,543			44,859
Total liabilities and retained earnings	$534,424			$513,354

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$7,993			$7,540
Interest rate spread			3.17%			3.15%
Net interest-earning assets	$87,134			$53,506
Net interest margin (5)			3.34%			3.29%
Average interest-earning assets to average interest-bearing liabilities	122.15%			113.18%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

Net Income. Net income increased $406,000 during the three-month period ended March 31, 2014 compared with the three-month period ended March 31, 2013 due to higher net interest and dividend income, which increased $186,000, and lower provisions for loan loss, which decreased $619,000. Partially offsetting the higher net interest and dividend income and lower provisions for loan loss were higher non-interest expenses, which increased $95,000.

Net Interest and Dividend Income. Net interest and dividend income increased $186,000 to $3.9 million for the three months ended March 31, 2014 from $3.8 million for the three months ended March 31, 2013. The Company’s net interest margin increased by 3 basis points to 3.33% for the quarter ended March 31, 2014 compared to 3.30% for the quarter ended March 31, 2013. The yield on interest-earning assets fell 23 basis points to 4.06% for the three months ended March 31, 2014 from 4.29% for the three months ended March 31, 2013 primarily due to the lower interest rate environment. The cost of interest-bearing liabilities fell 23 basis points to 0.89% for the three months ended March 31, 2014 from 1.12% for the three months ended March 31, 2013. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $75,000, or 1.5%, to $4.8 million for the three months ended March 31, 2014 from $4.9 million for the three months ended March 31, 2013. The decrease was attributable to a 23 basis point decrease in the yield on such assets to 4.06%, offset by an $18.7 million, or 4.0%, increase in the average balance of interest-earning assets for the quarter ended March 31, 2014 compared with the prior year period.

Interest earned on loans decreased $36,000, or 0.8%, to $4.4 million for the three months ended March 31, 2014 compared with the prior year period due primarily to a 19 basis point decrease in the average yield on such loans to 4.46% from 4.65%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $38,000, or 10.0%, due to the lower market interest rate environment for the three months ended March 31, 2014. The average yield on investment securities decreased 36 basis points to 1.88% for the three months ended March 31, 2014 from 2.24% for the three months ended March 31, 2013. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $261,000, or 23.2%, to $863,000 for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. The average balance of interest-bearing liabilities decreased $14.0 million, or 3.4%, between the two periods, while the cost on such liabilities fell 23 basis points to 0.89% for the quarter ended March 31, 2014 compared with the prior year period.

The average balance of interest bearing deposits decreased $6.5 million to $356.2 million from $362.8 million while the average cost of such deposits decreased 17 basis points to 0.70% from 0.87% in the lower market interest rate environment. As a result, average interest paid on interest-bearing deposits decreased $160,000 to $615,000 for the three months ended March 31, 2014 from $775,000 for the three months ended March 31, 2013.

Interest paid on advances and securities sold under agreements to repurchase decreased $101,000, or 28.9%, to $248,000 for the three months ended March 31, 2014 from $349,000 for the prior year period due to a decrease in the average balance of such borrowings to $37.4 million from $44.9 million. The average cost of advances and securities sold under agreements to repurchase decreased 46 basis points to 2.69% for the three months ended March 31, 2014 from 3.15% for the same period of March 31, 2013, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $381,000 for the three months ended March 31, 2014 compared to a provision of $1.0 million for the prior year period. The provision for loan losses decreased during the current period compared with the prior year period due to lower levels of loan charge-offs. Net charge-offs were $106,000 for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013.

The loan charge-offs during the three months ended March 31, 2014 resulted from write-downs of five impaired loans. The non-performing loans were written down by $181,000 based on updated appraisals of the real estate collateralizing the loans. In addition, there was one partial recovery totaling $75,000 received during the quarter.

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

Other Income. Non-interest income decreased $39,000, or 9.5%, to $370,000 during the three months ended March 31, 2014 compared to $409,000 for the three months ended March 31, 2013. The decrease was primarily attributable to lower service charge income, which declined $33,000 from the prior year period. In addition, the Company recorded gains totaling $73,000 from the sale of guaranteed portions of SBA loans during the three months ended March 31, 2014, which decreased $9,000 from the prior year period.

Other Expenses. During the three months ended March 31, 2014, non-interest expenses increased $95,000 to $3.9 million from $3.8 million for the three months ended March 31, 2013 primarily due to higher compensation and benefit expenses. Compensation and benefit expenses increased $98,000, or 5.3%, from the prior year period due to annual merit increases for employees and the full-time hiring of a special assets manager to assist in the management and disposition of non-performing assets.

Income Tax Benefit. The Company recorded a tax benefit of $10,000 for the three months ended March 31, 2014, compared to a tax benefit of $275,000 for the three months ended March 31, 2013. The decreased benefit was due to higher income from operations between the two periods.

Comparison of Operating Results for the Six Months Ended March 31, 2014 and 2013

Net Income. Net income increased $254,000 during the six-month period ended March 31, 2014 compared with the six-month period ended March 31, 2013 due to higher net interest and dividend income, which increased $453,000, and lower provisions for loan loss, which decreased $701,000. Partially offsetting the higher net interest and dividend income and lower provisions for loan loss were lower non-interest income, which decreased $331,000, and higher non-interest expenses, which increased $395,000.

Net Interest and Dividend Income. Net interest and dividend income increased $453,000, or 6.0%, to $8.0 million during the six month period ended March 31, 2014.

The net interest margin increased by 5 basis points to 3.34% for the six months ended March 31, 2014 compared to 3.29% for the six months ended March 31, 2013. The yield on interest-earning assets fell 21 basis points to 4.08% for the six months ended March 31, 2014 from 4.29% for the six months ended March 31, 2013 primarily due to the lower rate environment. The cost of interest-bearing liabilities fell 23 basis points to 0.91% for the six months ended March 31, 2014 from 1.14% for the six months ended March 31, 2013. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $56,000, or 0.6%, to $9.8 million for the six months ended March 31, 2014. The average balance of interest-earning assets increased $21.0 million, or 4.6%, while the yield on such assets decreased 21 basis points to 4.08% for the six months ended March 31, 2014 compared with the prior year period.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $5,000, or 0.7%, for the six months ended March 31, 2014. The average yield on investment securities decreased 20 basis points to 2.03% for the six months ended March 31, 2014 from 2.23% for the six months ended March 31, 2013. The decrease in yield was due to the lower overall interest rate market and was nearly offset by a $6.3 million increase in the average balance between periods.

Interest Expense. Interest expense decreased $509,000, or 22.1%, to $1.8 million for the six months ended March 31, 2014 from $2.3 million for the six months ended March 31, 2013. The average balance of interest-bearing liabilities decreased $12.6 million, or 3.1%, between the two periods while the cost on such liabilities fell 23 basis points to 0.91% for the six months ended March 31, 2014 compared with the prior year period.

The average balance of interest bearing deposits decreased $7.0 million to $354.2 million from $361.2 million while the average cost of such deposits decreased 17 basis points to 0.71% from 0.88% in the lower market interest rate environment. As a result, interest paid on deposits decreased $331,000 to $1.3 million for the six months ended March 31, 2014 from $1.6 million for the six months ended March 31, 2013.

Interest paid on advances and securities sold under agreements to repurchase decreased $178,000, or 25.2%, to $529,000 for the six months ended March 31, 2014 from $707,000 for the prior year period due to a decrease in the average balance of such borrowings to $39.1 million from $44.7 million. The average cost of advances and securities sold under agreements to repurchase decreased 46 basis points to 2.71% for the six months ended March 31, 2014 from 3.17% for the same period of March 31, 2013, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $740,000 for the six months ended March 31, 2014 compared to $1.4 million for the six months ended March 31, 2013. The decrease in the provision for loan loss was due primarily to lower levels of loan charge-offs. Net charge-offs were $278,000 for the six months ended March 31, 2014 compared to $2.1 million for the six months ended March 31, 2013.

The loan charge-offs during the six months ended March 31, 2014 resulted primarily from additional write-downs of loans previously deemed impaired. Eight non-performing loans totaling $1.9 million were written down by $364,000 for the six months based on updated valuations of the real estate securing the loans. Of these eight loans, five totaling $1.3 million at September 30, 2013 were transferred to other real estate owned. There were four partial recoveries totaling $86,000 received during the six month period.

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

Other Income. Non-interest income decreased $331,000, or 31.0%, to $737,000 for the six months ended March 31, 2014 compared to the prior year period. The decrease was attributable to lower net gains on the sales of assets and lower service charge income. Gains on the sale of investment securities and loans decreased $271,000 to $138,000 for the six months ended March 31, 2014 from $409,000 for the six months ended March 31, 2013. In addition, service charge income decreased $59,000, or 13.2%, to $387,000.

Other Expenses. Non-interest expenses increased $395,000, or 5.4%, to $7.8 million during the six months ended March 31, 2014 from $7.4 million for the six months ended March 31, 2013 primarily due to higher compensation and benefit expenses and loan servicing expenses. Compensation and benefit expenses increased $234,000, or 6.4%, from the prior year period due to annual merit increases for employees, higher medical benefits resulting from insurance provider increases, higher ESOP expenses due to appreciation in the Company’s stock price, and the full-time hiring of a special assets manager to assist in the management and disposition of non-performing assets. Loan servicing expenses increased $138,000, or 120.0%, from the prior year period due higher expenses incurred during the foreclosure of non-performing loans, such as the payment of real estate taxes.

Income Tax Benefit. The Company recorded tax expense of $29,000 for the six months ended March 31, 2014, compared to a tax benefit of $145,000 for the six months ended March 31, 2013.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at March 31, 2014, did not materially change from that in place on September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2014 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2014, the Company had commitments outstanding under letters of credit of $884,000, commitments to originate loans of $9.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $40.1 million. There has been no material change during the six months ended March 31, 2014 in any of the Company’s other contractual obligations or commitments to make future payments.

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

At March 31, 2014, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.27%, and total qualifying capital as a percentage of risk-weighted assets was 12.70%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended March 31, 2014. Through March 31, 2014, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and September 30, 2013; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
37

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 13, 2014
/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 13, 2014	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

