Form 10-Q
period 2014-06-30
Magyar Bancorp, Inc.
filed 2014-08-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, $0.01 Par Value	5,815,444

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2014	2013
	(Unaudited)
Assets
Cash	$1,128	$1,129
Interest earning deposits with banks	7,161	16,663
Total cash and cash equivalents	8,289	17,792

Investment securities - available for sale, at fair value	12,600	15,774
Investment securities - held to maturity, at amortized cost (fair value of
$48,141 and $51,802 at June 30, 2014 and September 30, 2013, respectively)	48,255	52,558
Federal Home Loan Bank of New York stock, at cost	2,688	1,982
Loans receivable, net of allowance for loan losses of $2,800 and $3,013
at June 30, 2014 and September 30, 2013, respectively	410,560	396,800
Bank owned life insurance	10,580	10,342
Accrued interest receivable	1,677	1,752
Premises and equipment, net	18,759	20,880
Other real estate owned ("OREO")	14,580	14,756
Other assets	5,053	5,092

Total assets	$533,041	$537,728

Liabilities and Stockholders' Equity
Liabilities
Deposits	$435,745	$453,328
Escrowed funds	1,231	1,018
Federal Home Loan Bank of New York advances	41,550	27,100
Securities sold under agreements to repurchase	5,000	5,000
Accrued interest payable	156	141
Accounts payable and other liabilities	3,490	5,821

Total liabilities	487,172	492,408

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,815,444 and 5,811,394 shares outstanding
at June 30, 2014 and September 30, 2013, respectively	59	59
Additional paid-in capital	26,296	26,322
Treasury stock: 108,298 and 112,348 shares at June 30, 2014
and September 30, 2013, respectively, at cost	(1,211)	(1,256)
Unearned Employee Stock Ownership Plan shares	(908)	(1,002)
Retained earnings	22,190	21,835
Accumulated other comprehensive loss	(557)	(638)

Total stockholders' equity	45,869	45,320

Total liabilities and stockholders' equity	$533,041	$537,728

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,497	$4,540	$13,474	$13,560
Investment securities
Taxable	341	393	1,097	1,153
Tax-exempt	—	—	—	1
Federal Home Loan Bank of New York stock	21	25	70	82

Total interest and dividend income	4,859	4,958	14,641	14,796

Interest expense
Deposits	598	754	1,857	2,346
Borrowings	255	323	784	1,030

Total interest expense	853	1,077	2,641	3,376
Net interest and dividend income	4,006	3,881	12,000	11,420

Provision for loan losses	342	254	1,082	1,695
Net interest and dividend income after
provision for loan losses	3,664	3,627	10,918	9,725

Other income
Service charges	189	226	576	671
Income on bank owned life insurance	73	83	238	249
Other operating income	48	18	95	66
Gains on sales of loans	25	9	127	355
Gains on sales of investment securities	—	57	36	121

Total other income	335	393	1,072	1,462

Other expenses
Compensation and employee benefits	1,911	1,900	5,785	5,540
Occupancy expenses	712	708	2,163	2,128
Professional fees	221	218	721	717
Data processing expenses	141	144	428	438
OREO expenses	77	155	437	475
FDIC deposit insurance premiums	181	173	543	521
Loan servicing expenses	140	96	393	211
Insurance expense	58	59	172	174
Other expenses	293	296	860	917
Total other expenses	3,734	3,749	11,502	11,121
Income before income tax expense	265	271	488	66
Income tax expense (benefit)	77	78	106	(67)
Net income	$188	$193	$382	$133

Net income per share-basic and diluted	$0.03	$0.03	$0.07	$0.02

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Unaudited)

Net income	$188	$193	$382	$133

Other comprehensive income (loss)
Net unrealized gain (loss) on
securities available for sale	108	(352)	166	(523)
Realized gains on sales of securities
available for sale	—	(57)	(36)	(121)
Unrealized loss on derivatives	—	(17)	—	(54)
Other comprehensive income (loss), before tax	108	(426)	130	(698)

Deferred income tax effect	(41)	159	(49)	259
Total other comprehensive income (loss)	67	(267)	81	(439)

Total comprehensive income (loss)	$255	$(74)	$463	$(306)

The accompanying notes are an integral part of these statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statement of Changes in Stockholders' Equity

 For the Nine Months Ended June 30, 2014 and 2013

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2013	5,811,394	$59	$26,322	$(1,256)	$(1,002)	$21,835	$(638)	$45,320
Net income	—	—	—	—	—	382	—	382
Other comprehensive income	—	—	—	—	—	—	81	81
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(21)	—	94	—	—	73
Stock-based compensation expense	—	—	13	—	—	—	—	13

Balance, June 30, 2014	5,815,444	$59	$26,296	$(1,211)	$(908)	$22,190	$(557)	$45,869

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2012	5,807,344	$59	$26,367	$(1,301)	$(1,116)	$21,600	$(604)	$45,005

Net income	—	—	—	—	—	133	—	133
Other comprehensive loss	—	—	—	—	—	—	(439)	(439)
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(38)	—	86	—	—	48
Stock-based compensation expense	—	—	13	—	—	—	—	13

Balance, June 30, 2013	5,811,394	$59	$26,324	$(1,256)	$(1,030)	$21,706	$(1,043)	$44,760

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2014	2013
	(Unaudited)
Operating activities
Net income	$382	$133
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	697	693
Premium amortization on investment securities, net	226	163
Provision for loan losses	1,082	1,695
Provision for loss on other real estate owned	167	—
Proceeds from the sales of loans	2,890	4,226
Gains on sale of loans	(127)	(355)
Gains on sales of investment securities	(36)	(121)
Losses on the sales of other real estate owned	11	64
ESOP compensation expense	73	48
Stock-based compensation expense	13	13
Deferred income tax expense	40	—
Decrease (increase) in accrued interest receivable	75	(17)
Increase in surrender value bank owned life insurance	(238)	(249)
Decrease (increase) in other assets	(50)	827
Increase in accrued interest payable	15	1
(Decrease) increase in accounts payable and other liabilities	(2,331)	185
Net cash provided by operating activities	2,889	7,306

Investing activities
Net increase in loans receivable	(13,426)	(15,328)
Purchases of loans receivable	(5,514)	—
Purchases of investment securities held to maturity	(4,419)	(23,777)
Purchases of investment securities available for sale	(2,053)	(7,075)
Sales of investment securities held to maturity	3,036	—
Sales of investment securities available for sale	—	4,307
Principal repayments on investment securities held to maturity	5,572	10,254
Principal repayments on investment securities available for sale	5,281	2,665
Purchases of premises and equipment	(95)	(246)
Proceeds from the sale of premises and equipment	1,519	—
Investment in other real estate owned	(4)	(264)
Proceeds from the sale of other real estate owned	1,337	2,038
(Purchase) redemption of Federal Home Loan Bank stock	(706)	168
Net cash used by investing activities	(9,472)	(27,258)

Financing activities
Net (decrease) increase in deposits	(17,583)	27,508
Net increase in escrowed funds	213	336
Proceeds from long-term advances	7,100	4,692
Repayments of long-term advances	(5,200)	(7,462)
Net change in short-term advances	12,550	(1,400)
Net cash (used) provided by financing activities	(2,920)	23,674
Net (decrease) increase in cash and cash equivalents	(9,503)	3,722

Cash and cash equivalents, beginning of period	17,792	10,044

Cash and cash equivalents, end of period	$8,289	$13,766

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,626	$3,375
Income taxes	$9	$54
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,335	$3,116

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

Operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The September 30, 2013 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted.  The Company is currently analyzing the impact of the updated guidance on its financial statements.

In May 2014, FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public business entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently analyzing the impact of the guidance on its financial statements.

An entity should apply the amendments in this ASU using one of the following two methods:

Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

•	For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.
•	For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.
•	For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method it also should provide the additional disclosures in reporting periods that include the date of initial application of:

•	The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.
•	An explanation of the reasons for significant changes.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2014 and 2013 were calculated by dividing net income by the weighted-average number of shares outstanding for the period.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands except for per share data)

Income applicable to common shares	$188	$193	$382	$133
Weighted average number of common shares
outstanding - basic	5,815	5,811	5,814	5,810
Stock options and restricted stock	1	1	1	1
Weighted average number of common shares
and common share equivalents - diluted	5,816	5,812	5,815	5,811

Basic earnings per share	$0.03	$0.03	$0.07	$0.02

Diluted earnings per share	$0.03	$0.03	$0.07	$0.02

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2014 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive. Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2013 because the grant (or option strike) price was greater than the average market price of the common shares during the periods and are thus anti-dilutive.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2013	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2014	188,276	$14.61	2.7 years	$—

Exercisable at June 30, 2014	188,276	$14.61	2.7 years	$—

The following is a summary of the Company’s non-vested stock awards as of June 30, 2014 and changes during the nine months ended June 30, 2014:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2013	9,352	$4.42
Granted	—	—
Vested	(4,050)	4.44
Forfeited	—	—
Balance at June 30, 2014	5,302	$4.41

Stock option and stock award expenses included with compensation expense were $0 and $13,000, respectively, for the nine months ended June 30, 2014 and June 30, 2013.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2014, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the nine months ended June 30, 2014. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2014. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At June 30, 2014, shares allocated to participants totaled 115,990. Unallocated ESOP shares held in suspense totaled 101,873 at June 30, 2014 and had a fair market value of $818,040. The Company's contribution expense for the ESOP was $73,000 and $48,000 for the nine months ended June 30, 2014 and 2013, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2014			2013
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$108	$(41)	$67	$(352)	$129	$(223)
Less reclassification adjustment for net
realized gains on available-for-sale investments (a) (b)	—	—	—	(57)	23	(34)
Interest rate derivatives	—	—	—	(17)	7	(10)

Other comprehensive income (loss), net	$108	$(41)	$67	$(426)	$159	$(267)

	Nine Months Ended June 30,
	2014			2013
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$166	$(63)	$103	$(523)	$189	$(334)
Less reclassification adjustment for net
realized gains on available-for-sale investments (a) (b)	(36)	14	(22)	(121)	48	(73)
Interest rate derivatives	—	—	—	(54)	22	(32)

Other comprehensive income (loss), net	$130	$(49)	$81	$(698)	$259	$(439)

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

	Fair Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,391	$—	$1,391	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,786	—	10,786	—
Private label mortgage-backed securities-residential	423	—	423	—
Total securities available for sale	$12,600	$—	$12,600	$—

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,556	$—	$1,556	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,401	—	9,401	—
Mortgage-backed securities-commercial	4,002	—	4,002	—
Private label mortgage-backed securities-residential	815	—	815	—
Total securities available for sale	$15,774	$—	$15,774	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2014 and September 30, 2013

	Fair Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$4,204	$—	$—	$4,204
Other real estate owned	1,736	—	—	1,736
	$5,940	$—	$—	$5,940

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$8,534	$—	$—	$8,534
Other real estate owned	230	—	—	230
	$8,764	$—	$—	$8,764

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
June 30, 2014	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$4,204	Appraisal of collateral (1)	Liquidation expenses (2)	0% to -15.6% (-6.4%)
Other real estate owned	$1,736	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	-8.0% to -30.0% (-11.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2014 and September 30, 2013.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2014
Financial instruments - assets
Investment securities held-to-maturity	$48,255	$48,141	$—	$48,141	$—
Loans	410,560	413,801	—	—	413,801

Financial instruments - liabilities
Certificates of deposit	153,634	155,408	—	155,408	—
Borrowings	46,550	47,408	—	47,408	—

September 30, 2013
Financial instruments - assets
Investment securities held-to-maturity	$52,558	$51,802	—	$51,802	$—
Loans	396,800	401,064	—	—	401,064

Financial instruments - liabilities
Certificates of deposit	153,841	155,306	—	155,306	—
Borrowings	32,100	33,430	—	33,430	—

There were no transfers between fair value measurement placements for the three and nine months ended June 30, 2014.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2014 and September 30, 2013:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,385	$6	$—	$1,391
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,846	55	(115)	10,786
Private label mortgage-backed securities-residential	420	3	—	423
Total securities available for sale	12,651	64	(115)	12,600

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,551	$5	$—	$1,556
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,633	9	(241)	9,401
Mortgage backed-securities-commercial	3,963	39	—	4,002
Private label mortgage-backed securities-residential	808	9	(2)	815
Total securities available for sale	$15,955	$62	$(243)	$15,774

The maturities of the debt securities and mortgage-backed securities available for sale at June 30, 2014 are summarized in the following table:

June 30, 2014
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	12,651	12,600
Commercial	—	—
Total	$12,651	$12,600

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2014 and September 30, 2013:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,755	$236	$(105)	$7,886
Mortgage-backed securities - commercial	1,185	—	—	1,185
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	35,706	447	(557)	35,596
Debt securities	3,000	—	(162)	2,838
Private label mortgage-backed securities - residential	609	31	(4)	636
Total securities held to maturity	$48,255	$714	$(828)	$48,141

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$9,455	$231	$(121)	$9,565
Mortgage-backed securities - commercial	1,433	—	(3)	1,430
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	33,758	363	(975)	33,146
Debt securities	4,000	—	(267)	3,733
Private label mortgage-backed securities - residential	901	27	(11)	917
Obligations of state and political subdivisions	11	—	—	11
Corporate securities	3,000	—	—	3,000
Total securities held to maturity	$52,558	$621	$(1,377)	$51,802

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2014 are summarized in the following table:

	June 30, 2014
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	1,000	951
Due after 10 years	2,000	1,887
Total debt securities	3,000	2,838

Mortgage-backed securities:
Residential	44,070	44,118
Commercial	1,185	1,185
Total	$48,255	$48,141

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2014 and September 30, 2013 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2014
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$788	$(14)	$2,460	$(91)	$3,248	$(105)
Mortgage-backed securities - commercial	1	—	—	1,185	—	1,185	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	17	2,995	(32)	21,355	(640)	24,350	(672)
Debt securities	3	—	—	2,838	(162)	2,838	(162)
Private label mortgage-backed securities residential	1	—	—	291	(4)	291	(4)
Total	25	$3,783	$(46)	$28,129	$(897)	$31,912	$(943)

		September 30, 2013
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$1,887	$(57)	$1,099	$(64)	$2,986	$(121)
Mortgage-backed securities - commercial	1	1,430	(3)	—	—	1,430	(3)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	22	30,638	(1,202)	626	(14)	31,264	(1,216)
Debt securities	4	3,732	(267)	—	—	3,732	(267)
Private label mortgage-backed securities residential	2	396	(11)	21	(2)	417	(13)
Corporate securities	1	3,000	—	—	—	3,000	—
Total	33	$41,083	$(1,540)	$1,746	$(80)	$42,829	$(1,620)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2014 and September 30, 2013, there were twenty five and thirty three, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2014 and September 30, 2013.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2014	2013
	(Dollars in thousands)

One-to four-family residential	$161,301	$152,977
Commercial real estate	170,809	163,368
Construction	13,801	16,749
Home equity lines of credit	19,605	20,349
Commercial business	36,243	34,492
Other	11,388	11,631
Total loans receivable	413,147	399,566
Net deferred loan costs	213	247
Allowance for loan losses	(2,800)	(3,013)
Total loans receivable, net	$410,560	$396,800

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The commercial real estate loan segment is further disaggregated into three classes. Commercial real estate loans include loans secured by multifamily structures, owner-occupied commercial structures, and non-owner occupied commercial properties.  The construction loan segment consists primarily of loans to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan.  The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At June 30, 2014	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$148	$17	$13,645	$13,793	$14,468
Commercial real estate	—	—	5,229	5,229	6,453
Construction	442	332	2,129	2,571	3,808
Home equity lines of credit	—	—	1,043	1,043	1,282
Commercial business	10	11	332	342	1,133
Total impaired loans	$600	$360	$22,378	$22,978	$27,144

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2013	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$6,192	$513	$8,478	$14,670	$15,631
Commercial real estate	421	7	5,599	6,020	7,179
Construction	600	11	2,896	3,496	4,953
Home equity lines of credit	—	—	1,027	1,027	1,268
Commercial business	11	11	84	95	116
Other	—	—	—	—	—
Total impaired loans	$7,224	$542	$18,084	$25,308	$29,147

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2014	Ended June 30, 2014
	(Dollars in thousands)

One-to four-family residential	$13,585	$13,921
Commercial real estate	5,271	5,415
Construction	2,574	2,885
Home equity lines of credit	1,144	1,085
Commercial business	738	413
Other	—	—
Average investment in impaired loans	$23,310	$23,718

	Three Months	Nine Months
	Ended June 30, 2013	Ended June 30, 2013
	(Dollars in thousands)

One-to four-family residential	$10,984	$9,709
Commercial real estate	6,370	6,333
Construction	4,164	4,489
Home equity lines of credit	1,008	1,445
Commercial business	799	773
Other	—	—
Average investment in impaired loans	$23,324	$22,750

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
June 30, 2014
One-to four-family residential	$151,692	$889	$8,720	$—	$161,301
Commercial real estate	165,350	1,429	4,030	—	170,809
Construction	6,457	—	7,344	—	13,801
Home equity lines of credit	17,233	—	2,372	—	19,605
Commercial business	35,653	279	48	263	36,243
Other	11,388	—	—	—	11,388
Total	$387,773	$2,597	$22,514	$263	$413,147

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2013
One-to four-family residential	$141,881	$346	$10,750	$—	$152,977
Commercial real estate	156,511	1,128	5,729	—	163,368
Construction	8,839	—	7,910	—	16,749
Home equity lines of credit	17,988	—	2,361	—	20,349
Commercial business	32,905	466	1,121	—	34,492
Other	11,631	—	—	—	11,631
Total	$369,755	$1,940	$27,871	$—	$399,566

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2014
One-to four-family residential	$153,490	$—	$22	$7,789	$7,811	$7,789	$161,301
Commercial real estate	167,097	849	798	2,065	3,712	2,065	170,809
Construction	11,229	—	—	2,572	2,572	2,572	13,801
Home equity lines of credit	18,695	—	—	910	910	910	19,605
Commercial business	35,969	—	—	274	274	274	36,243
Other	11,388	—	—	—	—	—	11,388
Total	$397,868	$849	$820	$13,610	$15,279	$13,610	$413,147

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2013
One-to four-family residential	$144,084	$—	$378	$8,515	$8,893	$8,515	$152,977
Commercial real estate	160,624	—	—	2,744	2,744	2,744	163,368
Construction	13,223	—	—	3,526	3,526	3,526	16,749
Home equity lines of credit	19,253	250	—	846	1,096	846	20,349
Commercial business	34,467	—	—	25	25	25	34,492
Other	11,631	—	—	—	—	—	11,631
Total	$383,282	$250	$378	$15,656	$16,284	$15,656	$399,566

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio.  The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans (NPFs).

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2014:

	One-to-Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Charge-offs	(108)	—	(75)	—	—	—	—	(183)
Recoveries	9	—	—	—	2	—	—	11
Provision	254	(7)	29	12	72	(9)	8	$359
Balance- December 31, 2013	$999	$845	$558	$137	$526	$—	$135	$3,200
Charge-offs	(83)	—	(93)	(5)	—	—	—	(181)
Recoveries	—	—	75	—	—	—	—	75
Provision	(347)	(53)	(38)	(34)	922	13	(82)	$381
Balance- March 31, 2014	$569	$792	$502	$98	$1,448	$13	$53	$3,475
Charge-offs	(186)	—	—	(70)	(804)	—	—	(1,060)
Recoveries	43	—	—	—	—	—	—	43
Provision	7	35	261	35	6	(4)	2	342
Balance- June 30, 2014	$433	$827	$763	$63	$650	$9	$55	$2,800

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2013:

	One-to-Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2012	$610	$1,929	$640	$232	$383	$23	$41	$3,858
Charge-offs	(192)	—	—	—	—	(13)	—	(205)
Recoveries	—	—	—	—	—	—	—	—
Provision	251	(85)	(169)	1	406	8	29	441
Balance-December 31, 2012	$668	$1,844	$471	$233	$789	$18	$70	$4,094
Charge-offs	(221)	(576)	(1,057)	—	(75)	—	—	(1,929)
Recoveries	—	20	—	—	—	—	—	20
Provision	95	(268)	1,197	(56)	80	(8)	(40)	$1,000
Balance- March 31, 2013	$542	$1,020	$611	$177	$794	$10	$30	$3,184
Charge-offs	—	—	(23)	—	(99)	—	—	(122)
Recoveries	—	—	284	—	—	—	—	284
Provision	226	(177)	(126)	15	272	(2)	46	$254
Balance- June 30, 2013	$768	$843	$746	$192	$967	$8	$76	$2,600

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014 and September 30, 2013:

	One-to-Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - June 30, 2014	$433	$827	$763	$63	$650	$9	$55	$2,800
Individually evaluated
for impairment	17	—	332	—	11	—	—	360
Collectively evaluated
for impairment	416	827	431	63	639	9	55	2,440

Loans receivable:
Balance - June 30, 2014	$161,301	$170,809	$13,801	$19,605	$36,243	$11,388		$413,147
Individually evaluated
for impairment	13,793	5,229	2,571	1,043	342	—		22,978
Collectively evaluated
for impairment	147,508	165,580	11,230	18,562	35,901	11,388		390,169

	One-to-Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Individually evaluated
for impairment	513	7	11	—	11	—	—	542
Collectively evaluated
for impairment	331	845	593	125	441	9	127	2,471

Loans receivable:
Balance - September 30, 2013	$152,977	$163,368	$16,749	$20,349	$34,492	$11,631		$399,566
Individually evaluated
for impairment	14,670	6,020	3,496	1,027	95	—		25,308
Collectively evaluated
for impairment	138,307	157,348	13,253	19,322	34,397	11,631		374,258

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

There was one TDR during the three and nine months ended June 30, 2014. The following table summarizes the TDRs during the three and nine month period ended June 30, 2014 and 2013 that were classified as TDRs due to financial difficulty of the borrowers and/or lower than market interest rates.

	Three Months Ended June 30, 2014
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$194	$194

Total	1	$194	$194

	Nine Months Ended June 30, 2014
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$194	$194

Total	1	$194	$194

	Three Months Ended June 30, 2013
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
Commercial real estate	1	$693	$999

Total	1	$693	$999

	Nine Months Ended June 30, 2013
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	7	$1,199	$1,199
Commercial real estate	1	693	999
Construction	1	67	67

Total	9	$1,959	$2,265

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three and nine months ended June 30, 2014, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30	September 30
	2014	2013
	(Dollars in thousands)

Demand accounts	$83,869	$98,345
Savings accounts	54,556	53,291
NOW accounts	44,215	40,500
Money market accounts	99,471	107,351
Certificates of deposit	129,421	125,696
Retirement certificates	24,213	28,145

	$435,745	$453,328

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at June 30, 2014, the amount of which has not materially changed from that in place at September 30, 2013.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$90	$92	$166	$22
Change in valuation allowance related
to deferred income tax assets	—	—	—	—
State tax expense	12	18	24	9
Other	(25)	(32)	(84)	(98)

Income tax expense (benefit)	$77	$78	$106	$(67)

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

As of June 30, 2014 and September 30, 2013, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and are summarized in the below table. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	June 30,	September 30 ,
	2014	2013
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$884	$1,450
Unused lines of credit	38,402	38,823
Fixed rate loan commitments	3,702	2,546
Variable rate loan commitments	4,927	6,985

	$47,915	$49,804

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in its annual report for the year ending September 30, 2013 and additional filings with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Total assets decreased $4.7 million, or 0.9%, to $533.0 million during the nine months ended June 30, 2014 from $537.7 million at September 30, 2013. The decrease was attributable to lower balances of interest earning deposits with banks and investment securities, partially offset by higher balances of loans receivable.

Cash and interest bearing deposits with banks decreased $9.5 million, or 53.4%, to $8.3 million at June 30, 2014 from $17.8 million at September 30, 2013. The decrease was attributable to loan originations and deposit outflows. The available cash was used to fund new loan originations during the period.

Investment securities decreased $7.5 million, or 10.9%, to $60.8 million at June 30, 2014 from $68.3 million at September 30, 2013. The Company purchased $6.5 million of U.S. Government-sponsored enterprise obligations, received repayments totaling $10.9 million and sold securities totaling $3.0 million during the nine months ended June 30, 2014.

Investment securities at June 30, 2014 consisted of $56.8 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $3.0 million in U.S. government-sponsored enterprise debt securities and $1.0 million in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2014.

Total loans receivable increased $13.6 million during the nine months ended June 30, 2014 to $413.1 million and were comprised of $170.8 million (41.4%) commercial real estate loans, $161.3 million (39.0%) one-to-four family residential mortgage loans, $36.2 million (8.8%) commercial business loans, $19.6 million (4.7%) home equity lines of credit, $13.8 million (3.3%) construction loans and $11.4 million (2.8%) other loans. Expansion of the portfolio during the nine months ended June 30, 2014 occurred primarily in one-to-four family residential mortgage loans and commercial real estate, which increased $8.3 million and $7.4 million, respectively.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, decreased by $2.1 million to $13.6 million at June 30, 2014 from $15.7 million at September 30, 2013. The ratio of non-performing loans to total loans decreased to 3.3% at June 30, 2014 from 3.9% at September 30, 2013.

Included in the non-performing loan totals were twenty-nine residential mortgage loans totaling $7.8 million, three construction loans totaling $2.6 million, five commercial real estate loans totaling $2.0 million, seven home equity lines of credit totaling $910,000, and three commercial business loan totaling $274,000.

NPLs secured by one-to four-family residential properties including home equity lines of credit were $8.7 million at June 30, 2014 and September 30, 2013. The loans remained in varying stages of foreclosure at June 30, 2014. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Year-to-date, Magyar Bank charged off $452,000 in non-performing residential and home equity line of credit loans through a reduction of its allowance for loan loss and received one recovery totaling $43,000 from a previously charged-off non-performing residential loan.

At June 30, 2014, non-performing construction loans consisted of three loans totaling $2.6 million for the development of single family homes. These loans were used for land acquisition and construction in New Jersey and Pennsylvania. Magyar Bank is pursing foreclosure of the collateral securing the loans. Year-to-date, Magyar Bank charged off $169,000 in non-performing in construction loans through a reduction of its allowance for loan loss and received one recovery totaling $75,000 from a previously charged-off non-performing construction loan.

Non-performing commercial real estate loans decreased $679,000 to $2.1 million at June 30, 2014 from $2.7 million at September 30, 2013. The five non-accrual loans were in various stages of foreclosure and collection at June 30, 2014. Year-to-date, the Bank did not have any charge-offs or recoveries in commercial real estate loans.

Non-performing commercial business loans increased $249,000 to $274,000 at June 30, 2014 from $25,000 at September 30, 2013. Year-to-date, Magyar Bank charged off $804,000 in non-performing commercial business loans through a reduction of its allowance for loan loss and received two recoveries totaling $2,000 from previously charged-off non-performing commercial business loans.

Adverse economic conditions have led to high levels of NPLs. The Company determines the carrying value of loans secured by real estate by obtaining an updated third-party appraisal of the real estate collateral. Given the deterioration in the economy and, specifically, the housing market, updated valuations of the collateral reflect depreciation from earlier assessments conducted prior to the economic recession. To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At June 30, 2014, the Bank held specific reserves totaling $360,000.

During the nine months ended June 30, 2014, the allowance for loan losses decreased $213,000 to $2.8 million. The decrease in the allowance for loan loss was primarily the result of higher net loan charge-offs than provisions for loan loss. The decrease in the provision for loan loss was a result of the improvements in the overall credit risk of the loan portfolio.

The allowance for loan losses as a percentage of non-performing loans increased to 20.6% at June 30, 2014 compared with 19.2% at September 30, 2013. At June 30, 2014, the Company’s allowance for loan losses as a percentage of total loans was 0.68% compared with 0.75% at September 30, 2013. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment.

Other real estate owned decreased $176,000 to $14.6 million at June 30, 2014 from $14.8 million at September 30, 2013. During the three months ended June 30, 2014, the Bank sold six properties totaling $1.0 million for a net gain of $1,000. During the nine months ended June 30, 2014, the Bank sold seven properties totaling $1.2 million for a net loss of $10,000 and added eight properties totaling $1.3 million resulting from foreclosure of collateral securing non-performing loans. In addition, the Bank reduced its other real estate owned balances with insurance proceeds and valuation adjustments totaling $328,000. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Total deposits decreased $17.6 million, or 3.9%, to $435.7 million during the nine months ended June 30, 2014. Non-interest bearing checking accounts decreased $14.5 million, or 14.7%, to $83.9 million and money market accounts decreased $7.9 million, or 7.3%, to $99.5 million. In addition, certificate of deposit (including individual retirement accounts) balances decreased $207,000 to $$153.6 million. Offsetting these decreases were increases in interest-bearing checking accounts, which increased $3.7 million, or 9.2%, to $44.2 million, and savings accounts, which increased $1.3 million, or 2.3%, to $54.6 million.

Included with the total deposits at June 30, 2014 were $7.9 million in brokered certificates of deposit. At September 30, 2013 brokered certificates of deposit were $4.9 million.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase increased $14.5 million to $46.6 million at June 30, 2014 from $32.1 million at September 30, 2013. The increase was due to line of credit advances from the Federal Home Loan Bank of New York to cover temporary declines in deposit balances.

Stockholders’ equity increased $549,000, or 1.2%, to $45.9 million at June 30, 2014 from $45.3 million at September 30, 2013. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the nine months ended June 30, 2014. Through June 30, 2014, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock purchase plan, which has reduced outstanding shares to 5,815,444. Under the current stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase at June 30, 2014.

The Company’s book value per share increased to $7.89 at June 30, 2014 from $7.80 at September 30, 2013. The increase was due to the Company’s results of operations for the nine months ended June 30, 2014.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2014 and 2013

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2014 and 2013. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$6,469	$9	0.56%	$19,959	$14	0.28%
Loans receivable, net	409,461	4,497	4.41%	389,467	4,540	4.68%
Securities
Taxable	63,407	332	2.10%	59,288	379	2.56%
Tax-exempt (1)	—	—	—	11	—	9.09%
FHLB of NY stock	2,234	21	3.83%	2,366	25	4.24%
Total interest-earning assets	481,571	4,859	4.05%	471,091	4,958	4.22%
Noninterest-earning assets	52,942			56,535
Total assets	$534,513			$527,626

Interest-bearing liabilities:
Savings accounts (2)	$53,613	31	0.23%	$55,283	32	0.23%
NOW accounts (3)	144,389	88	0.24%	147,101	110	0.30%
Time deposits (4)	155,834	479	1.23%	162,510	612	1.51%
Total interest-bearing deposits	353,836	598	0.68%	364,894	754	0.83%
Borrowings	36,486	255	2.80%	40,662	323	3.18%
Total interest-bearing liabilities	390,322	853	0.88%	405,556	1,077	1.07%
Noninterest-bearing liabilities	98,566			77,064
Total liabilities	488,888			482,620
Retained earnings	45,625			45,006
Total liabilities and retained earnings	$534,513			$527,626

Net interest and dividend income		$4,006			$3,881
Interest rate spread			3.17%			3.15%
Net interest-earning assets	$91,249			$65,535
Net interest margin (5)			3.34%			3.30%
Average interest-earning assets to average interest-bearing liabilities	123.38%			116.16%

(1) Calculated using 34% tax rate.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$7,442	$20	0.36%	$13,542	$28	0.28%
Loans receivable, net	405,308	13,474	4.44%	388,867	13,560	4.66%
Securities
Taxable	65,126	1,077	2.21%	59,417	1,125	2.53%
Tax-exempt (1)	4	—	9.02%	21	1	6.78%
FHLB of NY stock	2,275	70	4.14%	2,484	82	4.40%
Total interest-earning assets	480,155	14,641	4.08%	464,331	14,796	4.26%
Noninterest-earning assets	53,708			54,766
Total assets	$533,863			$519,097

Interest-bearing liabilities:
Savings accounts (2)	$52,055	$83	0.21%	$54,513	$102	0.25%
NOW accounts (3)	146,641	257	0.23%	148,185	377	0.34%
Time deposits (4)	155,390	1,517	1.31%	159,760	1,866	1.56%
Total interest-bearing deposits	354,086	1,857	0.70%	362,458	2,345	0.86%
Borrowings	38,240	784	2.74%	43,371	1,030	3.17%
Total interest-bearing liabilities	392,326	2,641	0.90%	405,829	3,375	1.11%
Noninterest-bearing liabilities	95,777			68,251
Total liabilities	488,103			474,080
Retained earnings	45,760			45,017
Total liabilities and retained earnings	$533,863			$519,097

Net interest and dividend income		$12,000			$11,421
Interest rate spread			3.18%			3.15%
Net interest-earning assets	$87,829			$58,502
Net interest margin (5)			3.34%			3.29%
Average interest-earning assets to average interest-bearing liabilities	122.39%			114.42%

(1) Calculated using 34% tax rate.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

Net Income. Net income decreased $5,000, or 2.6%, to $188,000 during the three-month period ended June 30, 2014 compared with $193,000 the three-month period ended June 30, 2013 due to lower gains on the sales of investment securities. Partially offsetting the lower gains was higher net interest income.

Net Interest and Dividend Income. Net interest and dividend income increased $125,000 to $4.0 million for the three months ended June 30, 2014 from $3.9 million for the three months ended June 30, 2013. The Company’s net interest margin increased 4 basis points to 3.34% for the quarter ended June 30, 2014 compared to 3.30% for the quarter ended June 30, 2013. The yield on interest-earning assets fell 17 basis points to 4.05% for the three months ended June 30, 2014 from 4.22% for the three months ended June 30, 2013 primarily due to the lower interest rate environment. The cost of interest-bearing liabilities fell 19 basis points to 0.88% for the three months ended June 30, 2014 from 1.07% for the three months ended June 30, 2013. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $99,000, or 2.0%, to $4.9 million for the three months ended June 30, 2014 from $5.0 million for the three months ended June 30, 2013. The decrease was attributable to a 17 basis point decrease in the yield on such assets to 4.05%, which more than offset a $10.5 million, or 2.2%, increase in the average balance of interest-earning assets for the quarter ended June 30, 2014 compared with the prior year period. Interest expense decreased $224,000, or 20.8%, to $853,000 for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013. The average balance of interest-bearing liabilities decreased $15.2 million, or 3.8%, between the two periods, while the cost on such liabilities fell 19 basis points to 0.88% for the quarter ended June 30, 2014 compared with the prior year period.

Interest earned on loans decreased $43,000, or 0.9%, to $4.5 million for the three months ended June 30, 2014 compared with the prior year period due to a 27 basis point decrease in the average yield on such loans to 4.41% from 4.68%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $52,000, or 13.2%, due to a $9.4 million, or 11.8%, decrease in the average balance of such securities to $69.9 million from $79.3 million in the lower market interest rate environment for the three months ended June 30, 2014. The average yield on investment securities decreased 3 basis points to 1.96% for the three months ended June 30, 2014 from 1.99% for the three months ended June 30, 2013. The decrease in yield was due to the lower market interest rate environment.

Interest Expense. Interest expense decreased $224,000, or 20.8%, to $853,000 for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013. The average balance of interest-bearing liabilities decreased $15.2 million, or 3.8%, between the two periods, while the cost on such liabilities fell 19 basis points to 0.88% for the quarter ended June 30, 2014 compared with the prior year period.

The average balance of interest bearing deposits decreased $11.0 million to $353.8 million from $364.9 million while the average cost of such deposits decreased 15 basis points to 0.68% from 0.83% in the lower market interest rate environment. As a result, average interest paid on interest-bearing deposits decreased $156,000 to $598,000 for the three months ended June 30, 2014 from $754,000 for the three months ended June 30, 2013.

Interest paid on advances and securities sold under agreements to repurchase decreased $68,000, or 21.1%, to $255,000 for the three months ended June 30, 2014 from $323,000 for the prior year period due to a decrease in the average balance of such borrowings to $36.5 million from $40.7 million. The average cost of advances and securities sold under agreements to repurchase decreased 38 basis points to 2.80% for the three months ended June 30, 2014 from 3.18% for the same period of June 30, 2013, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $342,000 for the three months ended June 30, 2014 compared to a provision of $254,000 for the prior year period. The provision for loan losses increased during the current period compared with the prior year period due to higher levels of loan charge-offs. Net charge-offs were $1.0 million for the three months ended June 30, 2014 compared to a net recovery of $162,000 for the three months ended June 30, 2013. The Company recorded charge-offs of $1.1 million and recoveries of $43,000 during the three months ended June 30, 2014.

The loan charge-offs during the three months ended June 30, 2014 resulted from write-downs of nine impaired loans. Three non-performing commercial business loans totaling $1.1 million were written down by $804,000 and six residential mortgage loans totaling $3.3 million were written down by $257,000. There was one partial recovery totaling $43,000 recorded during the quarter from a previously written down residential mortgage loans.

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

Other Income. Non-interest income decreased $58,000, or 14.8%, to $335,000 during the three months ended June 30, 2014 compared to $393,000 for the three months ended June 30, 2013. The decrease was primarily attributable to lower gains on the sales of investment securities, which declined $57,000 from the prior year period. In addition, service charge income decreased $37,000, or 16.4%, to $189,000 for the three months ended June 30, 2014 from $226,000 for the three months ended June 30, 2013.

Other Expenses. Non-interest expenses were $3.7 million during the three months ended June 30, 2014, reflecting a $15,000, or 0.4%, decrease from the prior year period, primarily due to a decrease in the OREO expenses, partially offset by an increase in loan servicing expenses.

Income Tax Benefit. The Company recorded tax expense of $77,000 for the three months ended June 30, 2014, compared to $78,000 for the three months ended June 30, 2013.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and 2013

Net Income. Net income increased $249,000 to $382,000 during the nine month period ended June 30, 2014 from $133,000 for the nine month period ended June 30, 2013 due primarily to higher net interest and dividend income and lower provisions for loan loss. Partially offsetting these increases were lower non-interest income and higher non-interest expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $580,000, or 5.1%, to $12.0 million during the nine month period ended June 30, 2014 from $11.4 million nine months ended June 30, 2013.

The net interest margin increased by 5 basis points to 3.34% for the nine months ended June 30, 2014 compared to 3.29% for the nine months ended June 30, 2013. The yield on interest-earning assets fell 18 basis points to 4.08% for the nine months ended June 30, 2014 from 4.26% for the nine months ended June 30, 2013 primarily due to the lower rate environment. The cost of interest-bearing liabilities fell 21 basis points to 0.90% for the nine months ended June 30, 2014 from 1.11% for the nine months ended June 30, 2013. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $155,000, or 1.0%, to $14.6 million for the nine months ended June 30, 2014 from $14.8 million for the nine months ended June 30, 2013. The average balance of interest-earning assets increased $15.8 million, or 3.4%, while the yield on assets decreased 18 basis points to 4.08% for the nine months ended June 30, 2014 compared with the prior year period.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $57,000, or 4.9%, due to a $408,000, or 0.6%, decrease in the average balance of such securities to $72.6 million for the nine months ended June 30, 2014 from $73.0 million for the nine months ended June 30, 2013. The average yield on investment securities decreased 9 basis points to 2.02% for the nine months ended June 30, 2014 from 2.11% for the nine months ended June 30, 2013. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $735,000, or 21.8%, to $2.6 million for the nine months ended June 30, 2014 from $3.4 million for the nine months ended June 30, 2013. The average balance of interest-bearing liabilities decreased $13.5 million, or 3.3%, between the two periods while the cost on such liabilities fell 21 basis points to 0.90% for the nine months ended June 30, 2014 compared with the prior year period.

Interest paid on advances and securities sold under agreements to repurchase decreased $246,000, or 23.9%, to $784,000 for the nine months ended June 30, 2014 from $1.0 million for the prior year period due to a decrease in the average balance of such borrowings to $38.2 million from $43.4 million. The average cost of advances and securities sold under agreements to repurchase decreased 43 basis points to 2.74% for the nine months ended June 30, 2014 from 3.17% for the same period of June 30, 2013, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $1.1 million for the nine months ended June 30, 2014 compared to $1.7 million for the nine months ended June 30, 2013. The decrease in the provision for loan loss was due primarily to lower levels of loan charge-offs. Net charge-offs were $1.3 million for the nine months ended June 30, 2014 compared to $2.0 million for the nine months ended June 30, 2013.

The loan charge-offs during the nine months ended June 30, 2014 resulted primarily from additional write-downs of loans previously deemed impaired. Fourteen non-performing loans secured by real estate totaling $5.2 million were written down by $621,000 for the nine months based on updated valuations of the real estate securing the loans. Of these fourteen loans, six totaling $1.6 million at September 30, 2013 were transferred to other real estate owned. In addition, the Company wrote down three commercial business loans by $804,000 during the nine months ended June 30, 2014. Offsetting the charge-offs were five partial recoveries totaling $129,000 received during the nine month period.

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

Other Income. Non-interest income decreased $390,000, or 26.7%, to $1.1 million for the nine months ended June 30, 2014 from $1.5 million for the nine months ended June 30, 2013. The decrease was attributable to lower gains on the sales of loans and investment securities as well as lower service charge income. Gains on the sale of loans decreased $228,000 to $127,000 for the nine months ended June 30, 2014 from $355,000 for the nine months ended June 30, 2013 while gains on the sale of available-for-sale investment securities decreased $85,000 to $36,000 for the nine months ended June 30, 2014 from $121,000 for the nine months ended June 30, 2013. Service charge income fell $95,000 to $576,000 for the nine months ended June 30, 2014 from $671,000 for the nine months ended June 30, 2013

Other Expenses. Non-interest expenses increased $381,000, or 3.4%, to $11.5 million during the nine months ended June 30, 2014 from $11.1 million for the nine months ended June 30, 2013. Compensation and employee benefits expense increased $245,000, or 4.4%, to $5.8 million during the nine months ended June 30, 2014 from $5.5 million for the nine months ended June 30, 2013 due to annual merit increases for employees and the full-time hiring of a special assets manager to assist in the management and disposition of non-performing assets. Loan servicing expenses increased $182,000, or 86.3%, to $393,000 during the nine months ended June 30, 2014 from $211,000 for the nine months ended June 30, 2013 due to higher expenses incurred during the foreclosure of non-performing loans, such as the payment of real estate taxes.

Income Tax Benefit. The Company recorded tax expense of $106,000 for the nine months ended June 30, 2014, compared to a tax benefit of $67,000 for the nine months ended June 30, 2013. The higher tax expense was a result of higher income from operations, which increased $422,000 to $488,000 for the nine months ended June 30, 2014 from $66,000 for the nine months ended June 30, 2013.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at June 30, 2014, did not materially change from that in place on September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2014 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2014, the Company had commitments outstanding under letters of credit of $884,000, commitments to originate loans of $8.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $38.4 million. There has been no material change during the nine months ended June 30, 2014 in any of the Company’s other contractual obligations or commitments to make future payments.

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

At June 30, 2014, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.34%, and total qualifying capital as a percentage of risk-weighted assets was 12.52%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended June 30, 2014. Through June 30, 2014, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and September 30, 2013; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 13, 2014
/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 13, 2014	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

