Form 10-Q
period 2014-12-31
Magyar Bancorp, Inc.
filed 2015-02-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2015
Common Stock, $0.01 Par Value	5,815,444

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2014	2014
	(Unaudited)
Assets
Cash	$1,416	$1,205
Interest earning deposits with banks	6,448	9,053
Total cash and cash equivalents	7,864	10,258

Investment securities - available for sale, at fair value	9,003	12,070
Investment securities - held to maturity, at amortized cost (fair value of
$47,846 and $48,822 at December 31, 2014 and September 30, 2014, respectively)	47,495	48,963
Federal Home Loan Bank of New York stock, at cost	1,863	1,761
Loans receivable, net of allowance for loan losses of $2,939 and $2,835
December 31, 2014 and September 30, 2014, respectively	407,773	404,195
Bank owned life insurance	10,736	10,658
Accrued interest receivable	1,599	1,672
Premises and equipment, net	18,417	18,580
Other real estate owned ("OREO")	15,084	17,342
Other assets	4,711	4,931

Total assets	$524,545	$530,430

Liabilities and Stockholders' Equity
Liabilities
Deposits	$445,842	$448,451
Escrowed funds	1,161	1,157
Federal Home Loan Bank of New York advances	27,751	25,500
Securities sold under agreements to repurchase	—	5,000
Accrued interest payable	116	119
Accounts payable and other liabilities	3,491	4,271

Total liabilities	478,361	484,498

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,815,444 shares outstanding
at December 31, 2014 and September 30, 2014	59	59
Additional paid-in capital	26,296	26,295
Treasury stock: 108,298 shares at December 31, 2014
and September 30, 2014, at cost	(1,211)	(1,211)
Unearned Employee Stock Ownership Plan shares	(847)	(877)
Retained earnings	22,564	22,382
Accumulated other comprehensive loss	(677)	(716)

Total stockholders' equity	46,184	45,932

Total liabilities and stockholders' equity	$524,545	$530,430

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2014	2013
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,459	$4,539
Investment securities
Taxable	330	413
Tax-exempt	—	—
Federal Home Loan Bank of New York stock	23	21

Total interest and dividend income	4,812	4,973

Interest expense
Deposits	602	644
Borrowings	219	281

Total interest expense	821	925
Net interest and dividend income	3,991	4,048

Provision for loan losses	420	359
Net interest and dividend income after
provision for loan losses	3,571	3,689

Other income
Service charges	199	207
Income on bank owned life insurance	77	83
Other operating income	23	14
Gains on sales of loans	233	30
Gains on sales of investment securities	30	36

Total other income	562	370

Other expenses
Compensation and employee benefits	2,002	1,933
Occupancy expenses	703	718
Professional fees	292	267
Data processing expenses	146	143
OREO expenses	111	186
FDIC deposit insurance premiums	180	181
Loan servicing expenses	78	135
Insurance expense	57	57
Other expenses	308	265
Total other expenses	3,877	3,885
Income before income tax expense	256	174
Income tax expense	74	41
Net income	$182	$133

Net income per share-basic and diluted	$0.03	$0.02

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2014	2013
	(Unaudited)

Net income	$182	$133

Other comprehensive income (loss)
Net unrealized gain (loss) on
securities available for sale	91	(81)
Realized gains on sales of securities
available for sale	(30)	—
Other comprehensive income (loss), before tax	61	(81)

Deferred income tax effect	(22)	30
Total other comprehensive income (loss)	39	(51)

Total comprehensive income	$221	$82

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2014 and 2013

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2014	5,815,444	$59	$26,295	$(1,211)	$(877)	$22,382	$(716)	$45,932
Net income	—	—	—	—	—	182	—	182
Other comprehensive income (loss)	—	—	—	—	—	—	39	39
ESOP shares allocated	—	—	(3)	—	30	—	—	27
Stock-based compensation expense	—	—	4	—	—	—	—	4
Balance, December 31, 2014	5,815,444	$59	$26,296	$(1,211)	$(847)	$22,564	$(677)	$46,184

	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2013	5,811,394	$59	$26,322	$(1,256)	$(1,002)	$21,835	$(638)	$45,320
Net income	—	—	—	—	—	133	—	133
Other comprehensive income (loss)	—	—	—	—	—	—	(51)	(51)
ESOP shares allocated	—	—	(10)	—	33	—	—	23
Stock-based compensation expense	—	—	5	—	—	—	—	5
Balance, December 31, 2013	5,811,394	$59	$26,317	$(1,256)	$(969)	$21,968	$(689)	$45,430

The accompanying notes are an integral part of these statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2014	2013
	(Unaudited)
Operating activities
Net income	$182	$133
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	224	234
Premium amortization on investment securities, net	60	76
Provision for loan losses	420	359
Provision for loss on other real estate owned	25	26
Proceeds from the sales of loans	3,399	219
Gains on sale of loans	(233)	(30)
Gains on sales of investment securities	(30)	(36)
Gains on the sales of other real estate owned	(51)	—
ESOP compensation expense	27	23
Stock-based compensation expense	4	5
Deferred income tax expense	134	—
Decrease in accrued interest receivable	73	1
Increase in surrender value bank owned life insurance	(78)	(83)
Decrease in other assets	64	233
Increase (decrease) in accrued interest payable	(3)	(1)
Decrease in accounts payable and other liabilities	(780)	(2,151)
Net cash provided (used) by operating activities	3,437	(992)

Investing activities
Net increase in loans receivable	(7,798)	(3,867)
Purchases of loans receivable	(674)	(5,514)
Purchases of investment securities held to maturity	—	(4,419)
Sales of investment securities held to maturity	—	3,036
Sales of investment securities available for sale	2,915	—
Principal repayments on investment securities held to maturity	1,426	1,748
Principal repayments on investment securities available for sale	225	453
Purchases of premises and equipment	(61)	(9)
Investment in other real estate owned	(232)	—
Proceeds from the sale of other real estate owned	3,824	199
Purchase of Federal Home Loan Bank stock	(102)	(612)
Net cash used by investing activities	(477)	(8,985)

Financing activities
Net decrease in deposits	(2,609)	(12,664)
Net increase (decrease) in escrowed funds	4	(47)
Proceeds from long-term advances	5,701	2,000
Repayments of long-term advances	(3,500)	(4,000)
Net change in short-term advances	50	15,600
Repayments of securities sold under agreements to repurchase	(5,000)	—
Net cash (used) provided by financing activities	(5,354)	889
Net decrease in cash and cash equivalents	(2,394)	(9,088)

Cash and cash equivalents, beginning of period	10,258	17,792

Cash and cash equivalents, end of period	$7,864	$8,704

Supplemental disclosures of cash flow information
Cash paid for
Interest	$823	$925
Income taxes	$14	$9
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,308	$525

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

Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The September 30, 2014 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2014 and 2013 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three months ended December 31, 2014 and the three months ended December 31, 2013. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended December 31,
	2014			2013
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$182	5,817	$0.03	$133	5,813	$0.02

Effect of dilutive securities
Options and grants	—	1	—	—	2	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$182	5,818	$0.03	$133	5,815	$0.02

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2014 and December 31, 2013 because the grant (or option strike) price was greater than the average market price of the common shares during the periods.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2014	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2014	188,276	$14.61	2.2 years	$—

Exercisable at December 31, 2014	188,276	$14.61	2.2 years	$—

The following is a summary of the Company’s non-vested stock awards as of December 31, 2014 and changes during the three months ended December 31, 2014:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2014	5,302	$4.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2014	5,302	$4.41

Stock option and stock award expenses included with compensation expense were $0 and $4,000 for the three months ended December 31, 2014 and 2013.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2014, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the three months ended December 31, 2014. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2014. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meets the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.25% at January 1, 2015) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2014, shares allocated to participants totaled 128,437. Unallocated ESOP shares held in suspense totaled 89,426 at December 31, 2014 and had a fair market value of $754,755. The Company's expense for the ESOP was $27,000 and $23,000 for the three months ended December 31, 2014 and 2013, respectively.

NOTE F – OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended December 31,
	2014			2013
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$91	$(34)	$57	$(81)	$30	$(51)
Less reclassification adjustment for net gains
realized on available-for-sale investments (a) (b)	(30)	12	(18)	—	—	—

Other comprehensive income (loss), net	$61	$(22)	$39	$(81)	$30	$(51)

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

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$8,621	$—	$8,621	$—
Private label mortgage-backed securities-residential	382	—	382	—
Total securities available for sale	$9,003	$—	$9,003	$—

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,295	$—	$1,295	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,369	—	10,369	—
Private label mortgage-backed securities-residential	406	—	406	—
Total securities available for sale	$12,070	$—	$12,070	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2014 and September 30, 2014.

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,809	$—	$—	$1,809
Other real estate owned	1,674	—	—	1,674
	$3,483	$—	$—	$3,483

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$3,101	$—	$—	$3,101
Other real estate owned	5,850	—	—	5,850
	$8,951	$—	$—	$8,951

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
December 31, 2014	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,809	Appraisal of collateral (1)	Liquidation expenses (2)	0% to -18.0% (-10.0%)
Other real estate owned	$1,674	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	-7.4% to -34.2% (-15.9%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Deposits: The fair value of deposits with no stated maturity, such as money market deposit accounts, interest-earning checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to current market rates for deposits of similar size, type and maturity.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2014 and September 30, 2014.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2014
Financial instruments - assets
Investment securities held to maturity	$47,495	$47,846	$—	$47,846	$—
Loans	407,773	413,451	—	—	413,451

Financial instruments - liabilities
Certificate of deposit	137,080	138,439	—	138,439	—
Borrowings	27,751	28,262	—	28,262	—

September 30, 2014
Financial instruments - assets
Investment securities held to maturity	$48,963	$48,822	—	$48,822	$—
Loans	404,195	407,947	—	—	407,947

Financial instruments - liabilities
Certificate of deposit	149,875	151,652	—	151,652	—
Borrowings	30,500	31,045	—	31,045	—

There were no transfers between fair value measurement placements for the three months ended December 31, 2014.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2014 and September 30, 2014:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$8,674	$31	$(84)	$8,621
Private label mortgage-backed securities-residential	381	2	(1)	382
Total securities available for sale	$9,055	$33	$(85)	$9,003

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,294	$1	$—	$1,295
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,485	39	(155)	10,369
Private label mortgage-backed securities-residential	404	3	(1)	406
Total securities available for sale	$12,183	$43	$(156)	$12,070

The maturities of the debt securities and mortgage-backed securities available for sale at December 31, 2014 are summarized in the following table:

December 31, 2014
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	9,055	9,003
Commercial	—	—
Total	$9,055	$9,003

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2014 and September 30, 2014:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,760	$221	$(104)	$6,877
Mortgage-backed securities - commercial	1,152	—	(2)	1,150
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	36,014	493	(178)	36,329
Debt securities	3,000	—	(92)	2,908
Private label mortgage-backed securities - residential	569	17	(4)	582
Total securities held to maturity	$47,495	$731	$(380)	$47,846

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,308	$223	$(139)	$7,392
Mortgage-backed securities - commercial	1,168	—	—	1,168
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	36,894	413	(507)	36,800
Debt securities	3,000	—	(152)	2,848
Private label mortgage-backed securities - residential	593	25	(4)	614
Total securities held to maturity	$48,963	$661	$(802)	$48,822

The maturities of the debt securities and the mortgage-backed securities held to maturity at December 31, 2014 are summarized in the following table:

	December 31, 2014
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	2,000	1,927
Due after 10 years	1,000	981
Total debt securities	3,000	2,908

Mortgage-backed securities:
Residential	43,343	43,788
Commercial	1,152	1,150
Total	$47,495	$47,846

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2014 and September 30, 2014 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2014
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,747	$(104)	$2,747	$(104)
Mortgage-backed securities - commercial	1	—	—	1,150	(2)	1,150	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	12	—	—	18,242	(262)	18,242	(262)
Debt securities	3	—	—	2,908	(92)	2,908	(92)
Private label mortgage-backed securities residential	2	—	—	264	(5)	264	(5)
Total	21	$—	$—	$25,311	$(465)	$25,311	$(465)

		September 30, 2014
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,918	$(139)	$2,918	$(139)
Mortgage-backed securities - commercial	1	—	—	1,168	—	1,168	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	12,114	(80)	19,960	(582)	32,074	(662)
Debt securities	3	—	—	2,848	(152)	2,848	(152)
Private label mortgage-backed securities residential	2	20	(1)	273	(4)	293	(5)
Total	29	$12,134	$(81)	$27,167	$(877)	$39,301	$(958)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. There were twenty one investment securities with unrealized losses at December 31, 2014 compare to twenty nine at September 30, 2014.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2014 and September 30, 2014.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net for the periods ended December 31, 2014 and September 30, 2014 were comprised of the following:

	December 31,	September 30,
	2014	2014
	(Dollars in thousands)

One-to four-family residential	$159,988	$160,335
Commercial real estate	170,347	169,449
Construction	12,782	12,232
Home equity lines of credit	21,056	19,366
Commercial business	36,254	35,035
Other	10,091	10,396

Total loans receivable	410,518	406,813
Net deferred loan costs	194	217
Allowance for loan losses	(2,939)	(2,835)

Total loans receivable, net	$407,773	$404,195

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At December 31, 2014	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$676	$21	$7,403	$8,079	$8,501
Commercial real estate	—	—	4,913	4,913	5,944
Construction	442	370	1,741	2,183	3,066
Home equity lines of credit	—	—	129	129	239
Commercial business	11	11	2,020	2,031	2,822
Total impaired loans	$1,129	$402	$16,206	$17,335	$20,572

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2014	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$1,733	$42	$6,990	$8,723	$10,830
Commercial real estate	—	—	5,046	5,046	6,205
Construction	442	332	1,836	2,278	3,160
Home equity lines of credit	—	—	829	829	987
Commercial business	11	11	331	342	1,133
Total impaired loans	$2,186	$385	$15,032	$17,218	$22,315

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

Three Months
Ended December 31, 2014
(Dollars in thousands)

One-to four-family residential	$8,401
Commercial real estate	4,980
Construction	2,231
Home equity lines of credit	479
Commercial business	1,187
Average investment in impaired loans	$17,277

Three Months
Ended December 31, 2013
(Dollars in thousands)

One-to four-family residential	$14,257
Commercial real estate	5,560
Construction	3,196
Home equity lines of credit	1,027
Commercial business	88
Average investment in impaired loans	$24,126

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2014
One-to four-family residential	$154,109	$—	$5,879	$—	$159,988
Commercial real estate	165,231	818	3,192	1,106	170,347
Construction	6,754	—	6,028	—	12,782
Home equity lines of credit	19,601	—	1,455	—	21,056
Commercial business	34,255	—	1,999	—	36,254
Other	10,091	—	—	—	10,091
Total	$390,041	$818	$18,553	$1,106	$410,518

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2014
One-to four-family residential	$153,878	$—	$6,457	$—	$160,335
Commercial real estate	158,501	6,179	3,663	1,106	169,449
Construction	6,110	—	6,122	—	12,232
Home equity lines of credit	17,209	—	2,157	—	19,366
Commercial business	34,725	—	310	—	35,035
Other	10,396	—	—	—	10,396
Total	$380,819	$6,179	$18,709	$1,106	$406,813

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
December 31, 2014
One-to four-family residential	$155,673	$—	$833	$3,482	$4,315	$3,482	$159,988
Commercial real estate	167,532	245	339	2,231	2,815	2,231	170,347
Construction	10,652	—	—	2,130	2,130	2,130	12,782
Home equity lines of credit	20,009	160	76	811	1,047	811	21,056
Commercial business	34,291	—	34	1,929	1,963	1,929	36,254
Other	10,091	—	—	—	—	—	10,091
Total	$398,248	$405	$1,282	$10,583	$12,270	$10,583	$410,518

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2014
One-to four-family residential	$155,825	$75	$256	$4,179	$4,510	$4,179	$160,335
Commercial real estate	166,360	—	918	2,171	3,089	2,171	169,449
Construction	9,954	—	—	2,278	2,278	2,278	12,232
Home equity lines of credit	18,483	—	—	883	883	883	19,366
Commercial business	33,105	1,600	56	274	1,930	274	35,035
Other	10,396	—	—	—	—	—	10,396
Total	$394,123	$1,675	$1,230	$9,785	$12,690	$9,785	$406,813

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

The following table summarizes the ALL by loan category and related activity for the three months ended December 31, 2014 and 2013:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Balance- September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Charge-offs	(12)	(193)	—	(147)	—	(1)	—	(353)
Recoveries	—	—	37	—	—	—	—	37
Provision	84	199	(73)	151	90	(2)	(29)	420
Balance- December 31, 2014	$474	$832	$748	$66	$733	$6	$80	$2,939

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Charge-offs	(108)	—	(75)	—	—	—	—	(183)
Recoveries	9	—	—	—	2	—	—	11
Provision	254	(7)	29	12	72	(9)	8	359
Balance- December 31, 2013	$999	$845	$558	$137	$526	$—	$135	$3,200

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014 and September 30, 2014:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - December 31, 2014	$474	$832	$748	$66	$733	$6	$80	$2,939
Individually evaluated
for impairment	21	—	370	—	11	—	—	402
Collectively evaluated
for impairment	453	832	378	66	722	6	80	2,537

Loans receivable:
Balance - December 31, 2014	$159,988	$170,347	$12,782	$21,056	$36,254	$10,091		$410,518
Individually evaluated
for impairment	8,079	4,913	2,183	129	2,031	—		17,335
Collectively evaluated
for impairment	151,909	165,434	10,599	20,927	34,223	10,091		393,183

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Individually evaluated
for impairment	42	—	332	—	11	—	—	385
Collectively evaluated
for impairment	360	826	452	62	632	9	109	2,450

Loans receivable:
Balance - September 30, 2014	$160,335	$169,449	$12,232	$19,366	$35,035	$10,396		$406,813
Individually evaluated
for impairment	8,723	5,046	2,278	829	342	—		17,218
Collectively evaluated
for impairment	151,612	164,403	9,954	18,537	34,693	10,396		389,595

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

There were no TDRs for the three months ended December 31, 2014 and 2013.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

22

	2014
	December 31	September 30
	(Dollars in thousands)

Demand accounts	$83,547	$84,306
Savings accounts	76,668	65,123
NOW accounts	46,418	47,029
Money market accounts	102,129	102,118
Certificates of deposit	115,115	126,661
Retirement certificates	21,965	23,214
	$445,842	$448,451

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at December 31, 2014, the amount of which has not materially changed from that in place at September 30, 2014.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2014	2013
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$87	$59
State tax expense	11	11
Other	(24)	(29)
Income tax expense	$74	$41

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

As of December 31, 2014 and September 30, 2014, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

23

	2014
	December 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,134	$884
Unused lines of credit	42,137	43,644
Fixed rate loan commitments	8,153	1,900
Variable rate loan commitments	1,210	8,500
	$52,634	$54,928

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

Comparison of Financial Condition at December 31, 2014 and September 30, 2014

Total assets decreased $5.9 million, or 1.1%, to $524.5 million during the three months ended December 31, 2014. The decrease was attributable to lower interest-bearing deposits with banks, investment securities and OREO balances.

Cash and interest-bearing deposits with banks decreased $2.4 million, or 23.3%, to $7.9 million at December 31, 2014 from $10.3 million at September 30, 2014 due to loan originations and the repayment of matured securities sold under agreements to repurchase.

At December 31, 2014, investment securities totaled $56.5 million, reflecting a decrease of $4.5 million, or 7.4%, from September 30, 2014. In addition to monthly payments from mortgage-backed securities, the Bank sold three securities from its available-for-sale portfolio totaling $2.9 million for a gain of $30,000. Investment securities at December 31, 2014 consisted of $52.5 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $3.0 million in U.S. government-sponsored enterprise debt securities, and $951,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Bank’s investment securities for the three months ended December 31, 2014.

Total loans receivable, net of allowance for loan losses, increased $3.6 million during the three months ended December 31, 2014 to $407.8 million from $404.2 million at September 30, 2014. Total loans receivable increased $3.7 million during the three months ended December 31, 2014 to $410.5 million and were comprised of $160.0 million (39.0%) one-to-four family residential mortgage loans, $170.3 million (41.4%) commercial real estate loans, $36.3 million (8.8%) commercial business loans, $21.0 million (5.1%) home equity lines of credit loans, $12.8 million (3.1%) construction loans and $10.1 million (2.6%) other loans. Expansion of the portfolio during the quarter ended December 31, 2014 occurred primarily in home equity lines of credit loans, which increased $1.7 million, followed by commercial business loans, which increased $1.2 million, commercial real estate loans, which increased $898,000, and construction loans, which increased $550,000. Offsetting the increases were decreases in 1-4 family residential mortgage loans, which decreased $347,000, and other consumer loans, which fell $305,000.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, increased by $798,000, or 8.2%, to $10.6 million at December 31, 2014 from $9.8 million at September 30, 2014. The ratio of non-performing loans to total loans was 2.6% at December 31, 2014 compared to 2.4% at September 30, 2014.

Included in NPLs were twenty residential mortgage loans totaling $3.5 million, four commercial real estate loans totaling $2.2 million, two construction loans totaling $2.1 million, five commercial business loans totaling $1.9 million, and nine home equity lines of credit loans totaling $811,000.

The allowance for loan loss increased by $104,000 during the three months ended December 31, 2014 to $2.9 million from $2.8 million September 30, 2014. The increase during the quarter was attributable to the increase in non-performing loans and overall growth in the loan portfolio.

The allowance for loan losses as a percentage of non-performing loans decreased to 27.8% at December 31, 2014 from 29.0% at September 30, 2014. Our allowance for loan losses as a percentage of total loans increased to 0.72% at December 31, 2014 from 0.70% at September 30, 2014.

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

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit decreased $769,000 to $4.3 million at December 31, 2014 from $5.1 million at September 30, 2014. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. During the three months ended December 31, 2014, Magyar Bank charged off $159,000 in non-performing residential and home equity line of credit loans through a reduction of its allowance for loan loss.

At December 31, 2014, non-performing construction loans decreased $148,000, or 6.5%, to $2.1 million from $2.3 million at September 30, 2014. The reduction resulted from a partial repayment of a non-performing construction loan. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans including foreclosure of collateral and pursuit of personal guarantors on the loans. During the three months ended December 31, 2014, there were no charge offs on non-performing construction loans.

Non-performing commercial real estate loans increased $60,000, or 2.8%, to $2.2 million during the quarter ended December 31, 2014. Magyar Bank was proceeding with foreclosure of the properties securing these loans at December 31, 2014. During the three months ended December 31, 2014, Magyar Bank charged off $193,000 in non-performing commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans increased $1.6 million to $1.9 million at December 31, 2014 from $274,000 at September 30, 2014. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. During the three months ended December 31, 2014 there were no charge-offs on commercial business loans.

Impaired loans are reported at the lower of amortized cost or fair value, based upon updated independent appraisals of collateral or the discounted value of expected loan repayments. Valuations of such loans are performed on an annual basis with charge-offs recorded when appraised values, net of estimated selling and disposition costs, are less than the loan balances. Specific reserves may be used on occasions where an updated valuation is unavailable or where a short-term resolution to the impairment is anticipated. At December 31, 2014, the Bank held specific reserves of $402,000 for $17.3 million of impaired loans.

Other real estate owned decreased $2.3 million, or 13.0%, to $15.1 million during the quarter ended December 31, 2014. The decrease was due to the sale of seven properties totaling $3.8 million for a gain of $54,000. Offsetting the decrease in OREO was the foreclosure of property securing four non-performing loans totaling $1.3 million and improvements totaling $232,000. The loans were recorded as $1.5 million at September 30, 2014, written down $193,000 during the current quarter, and transferred to OREO with a carrying balance of $1.3 million. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties and completing partially completed homes for either rental or sale.

Total deposits decreased $2.6 million, or 0.6%, to $445.8 million during the three months ended December 31, 2014. The outflow in deposits occurred in certificates of deposit (including individual retirement accounts), which decreased $12.8 million, or 8.5%, to $137.1 million, non-interest checking accounts which decreased $759,000, or 0.9%, to $83.5 million, interest-bearing checking accounts, which increased $611,000, or 1.3%, to $46.4 million, and money market accounts, which decreased $143,000, or 0.1%, to $102.0 million. Partially offsetting the decreases was an increase in savings accounts of $11.5 million, or 17.7%, to $76.7 million. The Company held $6.5 million and $9.0 million in brokered certificates of deposit at December 31, 2014 and September 30, 2014, respectively.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase decreased $2.7 million to $27.8 million at December 31, 2014 from $30.5 million at September 30, 2014.

Stockholders’ equity increased $252,000, or 0.5%, to $46.2 million at December 31, 2014 from $45.9 million at September 30, 2014. The increase was primarily due to the Company’s results from operations during the three month period.

The Company did not repurchase shares of its common stock during the three months ended December 31, 2014. Through December 31, 2014, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,815,444.

The Company’s book value per share increased to $7.94 at December 31, 2014 from $7.90 at September 30, 2014. The increase was due to the Company’s results from operations.

Average Balance Sheets for the Three Months Ended December 31, 2014 and 2013

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2014 and 2013. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$9,828	$12	0.49%	$7,262	$5	0.30%
Loans receivable, net	405,358	4,459	4.36%	402,869	4,539	4.47%
Securities
Taxable	58,974	318	2.14%	69,146	408	2.34%
Tax-exempt (1)	—	—	0.00%	11	—	9.02%
FHLB of NY stock	1,772	23	5.23%	2,369	21	3.46%
Total interest-earning assets	475,932	4,812	4.01%	481,657	4,973	4.10%
Noninterest-earning assets	53,580			54,069
Total assets	$529,512			$535,726

Interest-bearing liabilities:
Savings accounts (2)	$72,580	104	0.57%	$51,781	26	0.20%
NOW accounts (3)	144,431	93	0.25%	145,953	83	0.22%
Time deposits (4)	145,340	405	1.11%	154,497	535	1.37%
Total interest-bearing deposits	362,351	602	0.66%	352,231	644	0.73%
Borrowings	29,226	219	2.97%	40,814	281	2.73%
Total interest-bearing liabilities	391,577	821	0.83%	393,045	925	0.93%
Noninterest-bearing liabilities	91,787			97,212
Total liabilities	483,364			490,257
Retained earnings	46,148			45,469
Total liabilities and retained earnings	$529,512			$535,726

Net interest and dividend income		$3,991			$4,048
Interest rate spread			3.18%			3.17%
Net interest-earning assets	$84,355			$88,612
Net interest margin (5)			3.33%			3.33%
Average interest-earning assets to average interest-bearing liabilities	121.54%			122.55%

(1) Calculated using 34% tax rate.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013

Net Income. Net income increased $49,000, or 36.8%, to $182,000 from $133,000 during the three-month period ended December 31, 2014 compared with the three-month period ended December 31, 2013 due to higher gains from the sales of loans. Gains from sales of loans increased $203,000 to $233,000 for the current quarter compared with $30,000 for the quarter ended December 31, 2013. Partially offsetting the higher gains were lower net interest and dividend income, higher provisions for loan loss and higher income tax expenses.

Net Interest and Dividend Income. Net interest and dividend income decreased $57,000 to $4.0 million for the quarter ended December 31, 2014. The Company’s net interest margin remained 3.33% for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013. The yield on the Company’s interest-earning assets fell 9 basis points to 4.01% for the three months ended December 31, 2014 from 4.10% for the three months ended December 31, 2013 primarily due to the lower overall interest rate environment. The cost of interest-bearing liabilities fell 10 basis points to 0.83% for the three months ended December 31, 2014 from 0.93% for the three months ended December 31, 2013. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Interest and Dividend Income. Interest and dividend income decreased $161,000 to $4.8 million for the three months ended December 31, 2014 from $5.0 million for the three months ended December 31, 2013. The decline was attributable to a lower yield on interest-earning assets, which declined 9 basis points to 4.01% for the quarter ended December 31, 2014, and a decline in the average balances of interest-earning assets, which decreased $5.7 million, or 1.2%, compared with the prior year period.

Interest earned on loans was $4.5 million for the three months ended December 31, 2014 and 2013. A $2.5 million increase in the average balance of loans was offset by an 11 basis point decrease in the average yield on such loans to 4.36% from 4.47%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest-earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $83,000, or 20.1%, to $330,000 for the three months ended December 31, 2014 from $413,000 December 31, 2013, due to a $7.6 million, or 10.0%, decrease in the average balance of such securities to $68.8 million for the three months ended December 31, 2014 from $76.4 million for the three months ended December 31, 2013. The average yield decreased 25 basis points to 1.90% for the three months ended December 31, 2014 from 2.15% for the three months ended December 31, 2013 due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $104,000, or 11.2%, to $821,000 for the three months ended December 31, 2014 from $925,000 for the three months ended December 31, 2013. The average balance of interest-bearing liabilities decreased $1.5 million, or 0.4%, between the two periods, while the cost of such liabilities fell 10 basis points to 0.83% for the quarter ended December 31, 2014 compared with the prior year period.

The average balance of interest bearing deposits increased $10.1 million to $362.3 million from $352.2 million while the average cost of such deposits decreased 7 basis points to 0.66% from 0.73% in the lower market interest rate environment. As a result, interest expense on deposits decreased $42,000 to $602,000 for the three months ended December 31, 2014 from $644,000 for the three months ended December 31, 2013.

Interest expense on advances and securities sold under agreements to repurchase decreased $62,000, or 22.1%, to $219,000 for the three months ended December 31, 2014 from $281,000 for the prior year period due to the average balance of such borrowings declined $11.6 million to $29.2 million for the three months ended December 31, 2014 from $40.8 million December 31, 2013.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $420,000 for the three months ended December 31, 2014 compared to a provision of $359,000 for the prior year period. The provision for loan losses increased $61,000, or 17.0%, during the current period compared with the prior year period primarily attributable to a $798,000 increase in non-performing loans to $10.6 million at December 31, 2014 from $9.8 million at September 30, 2014 and to a $2.5 million increase in the average balance of loan receivables to $405.4 million at December 31, 2014 from $402.9 million at December 31, 2013.

Net charge-offs were $316,000 for the three months ended December 31, 2014 compared to $172,000 for the three months ended December 31, 2013. The Bank reduced the carrying balance on six loans totaling $1.3 million by $353,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans. These consisted of three residential mortgage loans, two commercial real estate loans and one consumer loan. In addition, the Company received a partial recovery of a loan previously charged-off totaling $37,000 during the quarter.

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

Other Income. Non-interest income increased $192,000, or 51.9%, to $562,000 during the three months ended December 31, 2014 compared to $370,000 for the three months ended December 31, 2013. The increase in non-interest income was attributable to higher net gains on the sales of loans, which were $233,000 for the three months ended December 31, 2014 compared with $30,000 for the three months ended December 31, 2013. The Company sold four residential mortgage loans for a gain of $42,000 and the guaranteed portion of four SBA loans for a gain of $191,000.

Other Expenses. During the three months ended December 31, 2014, non-interest expenses decreased $8,000 to $3.9 million. Other real estate owned (“OREO”) expenses declined $75,000 and loan servicing expenses declined $57,000. Partially offsetting these declines was higher compensation and employee benefit expenses, which increased by $69,000 due to annual merit increases and higher other expenses, which increased $43,000.

Income Tax Expense. The Company recorded tax expense of $74,000 on income of $256,000 for the three months ended December 31, 2013, compared to $41,000 on income of $174,000 for the three months ended December 31, 2013. The effective tax rate for the three months ended December 31, 2014 was 28.9% compared to 23.6% for the three months ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2014 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2014, the Company had commitments outstanding under letters of credit of $1.1 million, commitments to originate loans of $9.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $42.1 million. There has been no material change during the three months ended December 31, 2014 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank has committed to the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance to maintain capital at or above well capitalized levels. At December 31, 2014, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.43%, and total qualifying capital as a percentage of risk-weighted assets was 12.72%.

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

There has been no change in the Company's internal control over financial reporting during its three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2014. Through December 31, 2013, the Company had repurchased 81,000 shares at an average price of $8.33.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
34

101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and September 30, 2014; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
35

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 12, 2015
/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 12, 2015	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

36