Form 10-Q
period 2015-03-31
Magyar Bancorp, Inc.
filed 2015-05-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.01 Par Value	5,815,444

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2015	2014
	(Unaudited)
Assets
Cash	$1,183	$1,205
Interest earning deposits with banks	20,845	9,053
Total cash and cash equivalents	22,028	10,258

Investment securities - available for sale, at fair value	6,310	12,070
Investment securities - held to maturity, at amortized cost (fair value of
$51,317 and $48,822 at March 31, 2015 and September 30, 2014, respectively)	50,545	48,963
Federal Home Loan Bank of New York stock, at cost	1,793	1,761
Loans receivable, net of allowance for loan losses of $2,814 and $2,835 at
March 31, 2015 and September 30, 2014, respectively	408,696	404,195
Bank owned life insurance	10,811	10,658
Accrued interest receivable	1,698	1,672
Premises and equipment, net	18,199	18,580
Other real estate owned ("OREO")	15,531	17,342
Other assets	4,767	4,931

Total assets	$540,378	$530,430

Liabilities and Stockholders' Equity
Liabilities
Deposits	$462,908	$448,451
Escrowed funds	1,263	1,157
Federal Home Loan Bank of New York advances	26,201	25,500
Securities sold under agreements to repurchase	—	5,000
Accrued interest payable	83	119
Accounts payable and other liabilities	3,514	4,271

Total liabilities	493,969	484,498

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,815,444 shares outstanding
at March 31, 2015 and September 30, 2014	59	59
Additional paid-in capital	26,295	26,295
Treasury stock: 108,298 shares at March 31, 2015
and September 30, 2014, at cost	(1,211)	(1,211)
Unearned Employee Stock Ownership Plan shares	(815)	(877)
Retained earnings	22,711	22,382
Accumulated other comprehensive loss	(630)	(716)

Total stockholders' equity	46,409	45,932

Total liabilities and stockholders' equity	$540,378	$530,430

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,432	$4,438	$8,883	$8,977
Investment securities
Taxable	331	343	661	756
Federal Home Loan Bank of New York stock	20	28	44	49

Total interest and dividend income	4,783	4,809	9,588	9,782

Interest expense
Deposits	596	615	1,198	1,260
Borrowings	170	248	381	529

Total interest expense	766	863	1,579	1,789
Net interest and dividend income	4,017	3,946	8,009	7,993

Provision for loan losses	170	381	590	740
Net interest and dividend income after
provision for loan losses	3,847	3,565	7,419	7,253

Other income
Service charges	240	182	440	387
Income on bank owned life insurance	76	83	153	165
Other operating income	32	32	55	47
Gains on sales of loans	93	73	326	102
Gains on sales of investment securities	12	—	42	36

Total other income	453	370	1,016	737

Other expenses
Compensation and employee benefits	2,057	1,940	4,060	3,874
Occupancy expenses	733	732	1,436	1,451
Professional fees	260	233	553	500
Data processing expenses	148	144	293	287
OREO expenses	130	174	241	360
FDIC deposit insurance premiums	178	181	358	362
Loan servicing expenses	79	118	157	253
Insurance expense	56	56	114	114
Other expenses	460	304	770	567
Total other expenses	4,101	3,882	7,982	7,768
Income before income tax expense (benefit)	199	53	453	222
Income tax expense (benefit)	52	(10)	124	29
Net income	$147	$63	$329	$193

Net income per share-basic and diluted	$0.03	$0.01	$0.06	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
	(Unaudited)

Net income	$147	$63	$329	$193

Other comprehensive income
Net unrealized gain on
securities available for sale	87	103	178	59
Realized gains on sales of securities
available for sale	(12)	—	(42)	(36)
Other comprehensive income, before tax	75	103	136	23

Deferred income tax effect	(28)	(38)	(50)	(9)
Total other comprehensive income	47	65	86	14

Total comprehensive income	$194	$128	$415	$207

The accompanying notes are an integral part of these consolidated statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Six Months Ended March 31, 2015 and 2014

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2014	5,815,444	$59	$26,295	$(1,211)	$(877)	$22,382	$(716)	$45,932
Net income	—	—	—	—	—	329	—	329
Other comprehensive loss	—	—	—	—	—	—	86	86
ESOP shares allocated	—	—	(9)	—	62	—	—	53
Stock-based compensation expense	—	—	9	—	—	—	—	9
Balance, March 31, 2015	5,815,444	$59	$26,295	$(1,211)	$(815)	$22,711	$(630)	$46,409

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2013	5,811,394	$59	$26,322	$(1,256)	$(1,002)	$21,835	$(638)	$45,320
Net income	—	—	—	—	—	193	—	193
Other comprehensive income	—	—	—	—	—	—	14	14
ESOP shares allocated	—	—	(15)	—	63	—	—	48
Stock-based compensation expense	—	—	9	—	—	—	—	9

Balance, March 31, 2014	5,811,394	59	26,316	(1,256)	(939)	22,028	(624)	45,584

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2015	2014
	(Unaudited)
Operating activities
Net income	$329	$193
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	446	464
Premium amortization on investment securities, net	146	153
Provision for loan losses	590	740
Provision for loss on other real estate owned	25	167
Proceeds from the sales of loans	4,441	2,509
Gains on sale of loans	(326)	(102)
Gains on sales of investment securities	(42)	(36)
(Gains) losses on the sales of other real estate owned	(43)	11
ESOP compensation expense	53	48
Stock-based compensation expense	9	9
Deferred income tax expense (benefit)	195	(34)
(Increase) decrease in accrued interest receivable	(26)	15
Increase in surrender value bank owned life insurance	(153)	(165)
Increase in other assets	(80)	(334)
Decrease in accrued interest payable	(36)	(9)
Decrease in accounts payable and other liabilities	(757)	(2,210)
Net cash provided by operating activities	4,771	1,419

Investing activities
Net increase in loans receivable	(11,198)	(7,365)
Purchases of loans receivable	(674)	(5,514)
Purchases of investment securities held to maturity	(4,132)	(4,419)
Sales of investment securities held to maturity	—	3,036
Sales of investment securities available for sale	5,421	—
Principal repayments on investment securities held to maturity	2,467	2,864
Principal repayments on investment securities available for sale	453	4,625
Purchases of premises and equipment	(65)	(25)
Investment in other real estate owned	(283)	(4)
Proceeds from the sale of other real estate owned	4,778	312
Purchase of Federal Home Loan Bank stock	(32)	(85)
Net cash used by investing activities	(3,265)	(6,575)

Financing activities
Net increase (decrease) in deposits	14,457	(1,181)
Net increase in escrowed funds	106	114
Proceeds from long-term advances	5,701	7,100
Repayments of long-term advances	(5,000)	(5,200)
Repayments of securities sold under agreements to repurchase	(5,000)	—
Net cash provided by financing activities	10,264	833
Net increase (decrease) in cash and cash equivalents	11,770	(4,323)

Cash and cash equivalents, beginning of period	10,258	17,792

Cash and cash equivalents, end of period	$22,028	$13,469

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,615	$1,798
Income taxes	$14	$9
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,666	$1,325

The accompanying notes are an integral part of these consolidated financial statements.

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

Operating results for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The September 30, 2014 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2015 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  The Company foreclosed $6.7 million of residential real estate loans, and $3.8 million of consumer mortgage loans collateralized by residential real estate property are in the process of foreclosure at March 31, 2015.

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

For a public business entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The FASB has proposed a one year delay in the effective date of this amendment. The Company is currently analyzing the impact of the guidance on its financial statements.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2015 and 2014 were calculated by dividing net income by the weighted-average number of shares outstanding for the period. All stock options and restricted stock awards were anti-dilutive for the three and six months ended March 31, 2015 and the three and six months ended March 31, 2014. The following table shows the Company’s earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
	(In thousands except for per share data)

Income applicable to common shares	$147	$63	$329	$193
Weighted average number of common shares
outstanding - basic	5,819	5,814	5,818	5,814
Weighted average number of common shares
and common share equivalents - diluted	5,819	5,814	5,818	5,814

Basic earnings per share	$0.03	$0.01	$0.06	$0.03

Diluted earnings per share	$0.03	$0.01	$0.06	$0.03

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2015 because the grant (or option strike) price was greater than the average market price of the common shares during the period. Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2014 because the grant (or option strike) price was greater than the average market price of the common shares during the period.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2014	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2015	188,276	$14.61	1.9 years	$—

Exercisable at March 31, 2015	188,276	$14.61	1.9 years	$—

The following is a summary of the Company’s non-vested stock awards as of March 31, 2015 and changes during the six months ended March 31, 2015:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2014	5,302	$4.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2015	5,302	$4.41

Stock option and stock award expenses included with compensation expense were $0 and $9,000, respectively, for the six months ended March 31, 2015 and $0 and $9,000, respectively, for the six months ended March 31, 2014.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2015, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the six months ended March 31, 2015. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2015. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At March 31, 2015, shares allocated to participants totaled 128,436. Unallocated ESOP shares held in suspense totaled 89,426 at March 31, 2015 and had a fair market value of $752,967. The Company's contribution expense for the ESOP was $53,000 and $48,000 for the six months ended March 31, 2015 and 2014, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2015			2014
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain
arising during period on:

Available-for-sale investments	$87	$(33)	$54	$103	$(38)	$65
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	(12)	5	(7)	—	—	—

Other comprehensive income, net	$75	$(28)	$47	$103	$(38)	$65

	Six Months Ended March 31,
	2015			2014
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain
arising during period on:

Available-for-sale investments	$178	$(67)	$111	$59	$(23)	$36
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	(42)	17	(25)	(36)	14	(22)

Other comprehensive income, net	$136	$(50)	$86	$23	$(9)	$14

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

	Fair Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	6,088	—	6,088	—
Private label mortgage-backed securities-residential	222	—	222	—
Total securities available for sale	$6,310	$—	$6,310	$—

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,295	$—	$1,295	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,369	—	10,369	—
Private label mortgage-backed securities-residential	406	—	406	—
Total securities available for sale	$12,070	$—	$12,070	$—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2015 and September 30, 2014

	Fair Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$2,475	$—	$—	$2,475
Other real estate owned	2,998	—	—	2,998
	$5,473	$—	$—	$5,473

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$3,101	$—	$—	$3,101
Other real estate owned	5,850	—	—	5,850
	$8,951	$—	$—	$8,951

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
March 31, 2015	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,475	Appraisal of collateral (1)	Liquidation expenses (2)	-16.0% to -18.0% (-16.6%)
Other real estate owned	$2,998	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	-8.0% to -29.5% (-19.1%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2015 and September 30, 2014.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2015
Financial instruments - assets
Investment securities held-to-maturity	$50,545	$51,317	$—	$51,317	$—
Loans	408,696	415,113	—	—	415,113

Financial instruments - liabilities
Certificates of deposit	132,646	134,002	—	134,002	—
Borrowings	26,201	26,901	—	26,901	—

September 30, 2014
Financial instruments - assets
Investment securities held to maturity	$48,963	$48,822	—	$48,822	$—
Loans	404,195	407,947	—	—	407,947

Financial instruments - liabilities
Certificate of deposit	149,875	151,652	—	151,652	—
Borrowings	30,500	31,045	—	31,045	—

There were no transfers between fair value measurement placements for the three and six months ended March 31, 2015.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2015 and September 30, 2014:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	6,065	53	(30)	6,088
Private label mortgage-backed securities-residential	222	1	(1)	222
Total securities available for sale	6,287	54	(31)	6,310

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,294	$1	$—	$1,295
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,485	39	(155)	10,369
Private label mortgage-backed securities-residential	404	3	(1)	406
Total securities available for sale	$12,183	$43	$(156)	$12,070

The maturities of the debt securities and mortgage-backed securities available for sale at March 31, 2015 are summarized in the following table:

March 31, 2015
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	6,287	6,310
Commercial	—	—
Total	$6,287	$6,310

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2015 and September 30, 2014:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,472	$220	$(86)	$6,606
Mortgage-backed securities - commercial	1,135	—	(2)	1,133
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	37,370	756	(85)	38,041
Debt securities	5,000	—	(36)	4,964
Private label mortgage-backed securities - residential	568	10	(5)	573
Total securities held to maturity	$50,545	$986	$(214)	$51,317

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,308	$223	$(139)	$7,392
Mortgage-backed securities - commercial	1,168	—	—	1,168
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	36,894	413	(507)	36,800
Debt securities	3,000	—	(152)	2,848
Private label mortgage-backed securities - residential	593	25	(4)	614
Total securities held to maturity	$48,963	$661	$(802)	$48,822

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2015 are summarized in the following table:

	March 31, 2015
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,000	1,992
Due after 5 but within 10 years	2,000	1,973
Due after 10 years	1,000	999
Total debt securities	5,000	4,964

Mortgage-backed securities:
Residential	44,410	45,220
Commercial	1,135	1,133
Total	$50,545	$51,317

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2015 and September 30, 2014 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2015
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,629	$(86)	$2,629	$(86)
Mortgage-backed securities - commercial	1	—	—	1,133	(2)	1,133	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	9	2,077	(30)	12,232	(85)	14,309	(115)
Debt securities	4	1,992	(8)	2,972	(28)	4,964	(36)
Private label mortgage-backed securities residential	2	19	(1)	242	(5)	261	(6)
Total	19	$4,088	$(39)	$19,208	$(206)	$23,296	$(245)

		September 30, 2014
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,918	$(139)	$2,918	$(139)
Mortgage-backed securities - commercial	1	—	—	1,168	—	1,168	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	12,114	(80)	19,960	(582)	32,074	(662)
Debt securities	3	—	—	2,848	(152)	2,848	(152)
Private label mortgage-backed securities residential	2	20	(1)	273	(4)	293	(5)
Total	29	$12,134	$(81)	$27,167	$(877)	$39,301	$(958)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2015 and September 30, 2014, there were nineteen and twenty nine, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2015 and September 30, 2014.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2015	2014
	(Dollars in thousands)

One-to four-family residential	$157,950	$160,335
Commercial real estate	172,890	169,449
Construction	13,011	12,232
Home equity lines of credit	20,487	19,366
Commercial business	36,674	35,035
Other	10,325	10,396
Total loans receivable	411,337	406,813
Net deferred loan costs	173	217
Allowance for loan losses	(2,814)	(2,835)
Total loans receivable, net	$408,696	$404,195

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The commercial real estate loan segment is further disaggregated into three classes: commercial real estate loans include loans secured by multifamily structures, owner-occupied commercial structures, and non-owner occupied nonresidential properties.  The construction loan segment consists primarily of loans to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan.  The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At March 31, 2015	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$5,795	$5,795	$6,310
Commercial real estate	—	—	5,517	5,517	6,549
Construction	—	—	1,701	1,701	2,477
Home equity lines of credit	—	—	838	838	1,125
Commercial business	1,610	120	157	1,767	1,767
Total impaired loans	$1,610	$120	$14,008	$15,618	$18,228

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2014	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$1,733	$42	$6,990	$8,723	$10,830
Commercial real estate	—	—	5,046	5,046	6,205
Construction	442	332	1,836	2,278	3,160
Home equity lines of credit	—	—	829	829	987
Commercial business	11	11	331	342	1,133
Total impaired loans	$2,186	$385	$15,032	$17,218	$22,315

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Six Months
	Ended March 31, 2015	Ended March 31, 2015
	(Dollars in thousands)

One-to four-family residential	$6,937	$7,532
Commercial real estate	5,215	5,159
Construction	1,942	2,054
Home equity lines of credit	484	599
Commercial business	1,899	1,380
Average investment in impaired loans	$16,477	$16,724

	Three Months	Six Months
	Ended March 31, 2014	Ended March 31, 2014
	(Dollars in thousands)

One-to four-family residential	$13,610	$13,963
Commercial real estate	5,206	5,477
Construction	2,736	2,989
Home equity lines of credit	1,135	1,099
Commercial business	607	436
Average investment in impaired loans	$23,293	$23,964

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2015
One-to four-family residential	$154,617	$—	$3,333	$—	$157,950
Commercial real estate	167,696	233	3,855	1,106	172,890
Construction	7,203	—	5,808	—	13,011
Home equity lines of credit	18,325	—	2,162	—	20,487
Commercial business	34,940	—	1,734	—	36,674
Other	10,325	—	—	—	10,325
Total	$393,106	$233	$16,892	$1,106	$411,337

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2014
One-to four-family residential	$153,878	$—	$6,457	$—	$160,335
Commercial real estate	158,501	6,179	3,663	1,106	169,449
Construction	6,110	—	6,122	—	12,232
Home equity lines of credit	17,209	—	2,157	—	19,366
Commercial business	34,725	—	310	—	35,035
Other	10,396	—	—	—	10,396
Total	$380,819	$6,179	$18,709	$1,106	$406,813

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
March 31, 2015
One-to four-family residential	$154,875	$774	$180	$2,121	$3,075	$2,121	$157,950
Commercial real estate	170,321	639	—	1,930	2,569	1,930	172,890
Construction	11,325	—	—	1,686	1,686	1,686	13,011
Home equity lines of credit	19,779	—	—	708	708	708	20,487
Commercial business	34,974	—	—	1,700	1,700	1,700	36,674
Other	10,325	—	—	—	—	—	10,325
Total	$401,599	$1,413	$180	$8,145	$9,738	$8,145	$411,337

20

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2014
One-to four-family residential	$155,825	$75	$256	$4,179	$4,510	$4,179	$160,335
Commercial real estate	166,360	—	918	2,171	3,089	2,171	169,449
Construction	9,954	—	—	2,278	2,278	2,278	12,232
Home equity lines of credit	18,483	—	—	883	883	883	19,366
Commercial business	33,105	1,600	56	274	1,930	274	35,035
Other	10,396	—	—	—	—	—	10,396
Total	$394,123	$1,675	$1,230	$9,785	$12,690	$9,785	$406,813

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2015:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Charge-offs	(12)	(193)	—	(147)	—	(1)	—	(353)
Recoveries	—	—	37	—	—	—	—	37
Provision	84	199	(73)	151	90	(2)	(29)	420
Balance-December 31, 2014	$474	$832	$748	$66	$733	$6	$80	$2,939
Charge-offs	(90)	—	(342)	—	(263)	—	—	(695)
Recoveries	400	—	—	—	—	—	—	400
Provision	(415)	10	114	(11)	434	—	38	170
Balance-March 31, 2015	$369	$842	$520	$55	$904	$6	$118	$2,814

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2014:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Charge-offs	(108)	—	(75)	—	—	—	—	(183)
Recoveries	9	—	—	—	2	—	—	11
Provision	254	(7)	29	12	72	(9)	8	359
Balance-December 31, 2013	$999	$845	$558	$137	$526	$—	$135	$3,200
Charge-offs	(83)	—	(93)	(5)	—	—	—	(181)
Recoveries	—	—	75	—	—	—	—	75
Provision	(347)	(53)	(38)	(34)	922	13	(82)	$381
Balance- March 31, 2014	$569	$792	$502	$98	$1,448	$13	$53	$3,475

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2015 and September 30, 2014:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - March 31, 2015	$369	$842	$520	$55	$904	$6	$118	$2,814
Individually evaluated
for impairment	—	—	—	—	120	—	—	120
Collectively evaluated
for impairment	369	842	520	55	784	6	118	2,694

Loans receivable:
Balance - March 31, 2015	$157,950	$172,890	$13,011	$20,487	$36,674	$10,325		$411,337
Individually evaluated
for impairment	5,795	5,517	1,701	838	1,767	—		15,618
Collectively evaluated
for impairment	152,155	167,373	11,310	19,649	34,907	10,325		395,719

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Individually evaluated
for impairment	42	—	332	—	11	—	—	385
Collectively evaluated
for impairment	360	826	452	62	632	9	109	2,450

Loans receivable:
Balance - September 30, 2014	$160,335	$169,449	$12,232	$19,366	$35,035	$10,396		$406,813
Individually evaluated
for impairment	8,723	5,046	2,278	829	342	—		17,218
Collectively evaluated
for impairment	151,612	164,403	9,954	18,537	34,693	10,396		389,595

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

There were no TDRs during the three and six months ended March 31, 2015 and 2014.

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three and six months ended March 31, 2015, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2015	2014
	March 31	September 30
	(Dollars in thousands)

Demand accounts	$90,606	$84,306
Savings accounts	82,742	65,123
NOW accounts	49,637	47,029
Money market accounts	107,277	102,118
Certificates of deposit	111,565	126,661
Retirement certificates	21,081	23,214
	$462,908	$448,451

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at March 31, 2015, the amount of which has not materially changed from that in place at September 30, 2014.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$68	$18	$154	$75
State tax expense	12	1	23	12
Other	(28)	(29)	(53)	(58)

Income tax expense (benefit)	$52	$(10)	$124	$29

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

As of March 31, 2015 and September 30, 2014, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	March 31,	September 30 ,
	2015	2014
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,120	$884
Unused lines of credit	41,991	43,644
Fixed rate loan commitments	3,381	1,900
Variable rate loan commitments	11,877	8,500

	$58,369	$54,928

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in its annual report for the year ending September 30, 2014 and additional filings with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at March 31, 2015 and September 30, 2014

Total assets increased $9.9 million, or 1.9%, to $540.4 million during the six months ended March 31, 2015 from $530.4 million at September 30, 2014. The change was attributable to an $11.8 million increase in cash and investment securities balances and a $4.5 million increase in net loans, partially offset by a $4.2 million decrease in investment securities and a $1.8 million decrease in other real estate owned (“OREO”).

Cash and interest bearing deposits with banks increased $11.8 million, or 114.7%, to $22.0 million at March 31, 2015 from $10.3 million at September 30, 2014 as deposit inflows and sales of investments and OREO exceeded loan originated.

Investment securities decreased $4.2 million to $56.8 million at March 31, 2015 from $61.0 million at September 30, 2014. The decrease was due to repayments totaling $2.9 million and investment securities sold totaling $5.4 million, partially offset by the purchase of $4.1 million of U.S. Government-sponsored enterprise obligations during the six months ended March 31, 2015. The cash flows from investment securities were used to fund new loan originations during the period.

Investment securities at March 31, 2015 consisted of $51.1 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $5.0 million in U.S. government-sponsored enterprise debt securities and $790,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2015.

Total loans receivable increased $4.5 million during the six months ended March 31, 2015 to $411.3 million and were comprised of $172.9 million (41.9%) commercial real estate loans, $157.9 million (38.4%) one-to-four family residential mortgage loans, $36.7 million (8.9%) commercial business loans, $20.5 million (5.0%) home equity lines of credit, $13.0 million (3.2%) construction loans and $10.3 million (2.6%) other loans. Expansion of the portfolio during the six months ended March 31, 2015 occurred primarily in commercial real estate loans, which increased $3.4 million, followed by commercial business loans, which increased $1.6 million.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, decreased by $1.7 million to $8.1 million at March 31, 2015 from $9.8 million at September 30, 2014. The ratio of non-performing loans to total loans decreased to 2.0% at March 31, 2015 from 2.4% at September 30, 2014.

Included in the non-performing loan totals were fourteen residential mortgage loans totaling $2.1 million, four commercial real estate loans totaling $1.9 million, two commercial business loan totaling $1.7 million, one construction loan totaling $1.7 million, and eight home equity lines of credit totaling $708,000.

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit were $2.8 million at March 31, 2015. Year-to-date, Magyar Bank had charged off $249,000 in non-performing residential and home equity line of credit loans through a reduction of its allowance for loan loss and had received one recovery payment totaling $400,000 from a previously charge-off non-performing one-to four-family residential loan.

At March 31, 2015, there was one non-performing construction loan totaling $1.7 million at March 31, 2015. Magyar Bank is determining the proper course of action to collect the principal outstanding on this loan including foreclosure of collateral and pursuit of personal guarantors on the loans. During the six months ended March 31, 2015, Magyar Bank had charged off $342,000 in non-performing construction loans through a reduction of its allowance for loan loss and had received one recovery payment totaling $37,000 from a previously charge-off non-performing construction loan.

Non-performing commercial real estate loans decreased $241,000 to $1.9 million at March 31, 2015 from $2.2 million at September 30, 2014. Year-to-date, the Bank had charged off $193,000 in non-performing commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans increased $1.4 million to $1.7 million at March 31, 2015 from $274,000 at September 30, 2014. Year-to-date, the Bank had charged off $263,000 in non-performing commercial business loans through a reduction of its allowance for loan loss.

During the six months ended March 31, 2015, the allowance for loan losses decreased $21,000 to $2.8 million. The decrease in the allowance for loan loss was the result of higher net loan charge-offs and lower specific reserves. The allowance for loan losses as a percentage of non-performing loans increased to 34.5% at March 31, 2015 compared with 29.0% at September 30, 2014. At March 31, 2015, the Company’s allowance for loan losses as a percentage of total loans was 0.68% compared with 0.70% at September 30, 2014.

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

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At March 31, 2015, the Bank held specific reserves totaling $120,000.

Other real estate owned decreased $1.8 million to $15.5 million at March 31, 2015 from $17.3 million at September 30, 2014. The decrease was due to the sale of fifteen properties totaling $4.8 million. The properties were sold for a net gain of $18,000. Offsetting the decline was the addition of eight properties totaling $2.7 million resulting from foreclosure of collateral securing non-performing loans. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, selling the properties to a developer and completing partially completed homes for either rental or sale.

Total deposits increased $14.5 million, or 3.2%, to $462.9 million during the six months ended March 31, 2015. The increase in deposits occurred in savings accounts, which increased $17.6 million, or 27.1%, to $82.7 million, non-interest bearing checking accounts, which increased $6.3 million, or 7.5%, to $90.6 million, money market accounts, which increased $5.2 million, or 5.1%, to $107.3 million, and interest-bearing checking accounts, which increased $2.6 million, or 5.6%, to $49.6 million. Offsetting these increases was a decrease in certificates of deposit (including individual retirement accounts) of $17.2 million, or 11.5%, to $132.7 million.

Included with the total deposits at March 31, 2015 were $6.5 million in brokered certificates of deposit. At September 30, 2014 brokered certificates of deposit were $9.0 million.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase decreased $4.3 million to $26.2 million at March 31, 2015 from $30.5 million at September 30, 2014. Deposit inflows were used to repay maturing long-term advances.

Stockholders’ equity increased $477,000, or 1.0%, to $46.4 million at March 31, 2015 from $45.9 million at September 30, 2014. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the six months ended March 31, 2015. Through March 31, 2015, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock purchase plan, which has reduced outstanding shares to 5,815,444. Under the current stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase at March 31, 2015.

The Company’s book value per share increased to $7.98 at March 31, 2015 from $7.90 at September 30, 2014. The increase was due to the Company’s results of operations for the six months ended March 31, 2015.

Average Balance Sheets for the Three and Six Months Ended March 31, 2015 and 2014

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2015 and 2014. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$16,990	$24	0.58%	$8,873	$6	0.26%
Loans receivable, net	409,156	4,432	4.39%	403,902	4,438	4.46%
Securities
Taxable	55,699	307	2.23%	65,251	337	2.10%
FHLB of NY stock	1,835	20	4.54%	2,219	28	5.19%
Total interest-earning assets	483,680	4,783	4.01%	480,245	4,809	4.06%
Noninterest-earning assets	52,033			53,854
Total assets	$535,713			$534,099

Interest-bearing liabilities:
Savings accounts (1)	$80,237	125	0.63%	$50,759	26	0.21%
NOW accounts (2)	151,023	107	0.29%	149,621	87	0.24%
Time deposits (3)	134,399	364	1.10%	155,855	502	1.31%
Total interest-bearing deposits	365,659	596	0.66%	356,235	615	0.70%
Borrowings	27,052	170	2.55%	37,382	248	2.69%
Total interest-bearing liabilities	392,711	766	0.79%	393,617	863	0.89%
Noninterest-bearing liabilities	96,813			95,058
Total liabilities	489,524			488,675
Retained earnings	46,189			45,424
Total liabilities and retained earnings	$535,713			$534,099
Net interest and dividend income		$4,017			$3,946
Interest rate spread			3.22%			3.17%
Net interest-earning assets	$90,969			$86,628
Net interest margin (4)			3.37%			3.33%
Average interest-earning assets to average interest-bearing liabilities	123.16%			122.01%

(1) Includes passbook savings, money market passbook and club accounts.
(2) Includes interest-bearing checking and money market accounts.
(3) Includes certificates of deposits and individual retirement accounts.
(4) Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$13,370	$36	0.55%	$8,059	$11	0.28%
Loans receivable, net	407,232	8,883	4.37%	403,329	8,977	4.46%
Securities
Taxable	57,559	625	2.18%	66,773	745	2.24%
Tax-exempt (1)	—	—	0.00%	6	—	9.02%
FHLB of NY stock	1,803	44	4.88%	2,295	49	4.29%
Total interest-earning assets	479,964	9,588	4.01%	480,462	9,782	4.08%
Noninterest-earning assets	52,814			53,962
Total assets	$532,778			$534,424

Interest-bearing liabilities:
Savings accounts (2)	$76,367	$229	0.60%	$51,275	$52	0.20%
NOW accounts (3)	147,692	200	0.27%	147,767	170	0.23%
Time deposits (4)	139,930	769	1.10%	155,169	1,038	1.34%
Total interest-bearing deposits	363,989	1,198	0.66%	354,211	1,260	0.71%
Borrowings	28,151	381	2.72%	39,117	529	2.71%
Total interest-bearing liabilities	392,140	1,579	0.81%	393,328	1,789	0.91%
Noninterest-bearing liabilities	94,307			95,553
Total liabilities	486,447			488,881
Retained earnings	46,331			45,543
Total liabilities and retained earnings	$532,778			$534,424

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$8,009			$7,993
Interest rate spread			3.20%			3.17%
Net interest-earning assets	$87,824			$87,134
Net interest margin (5)			3.35%			3.34%
Average interest-earning assets to average interest-bearing liabilities	122.40%			122.15%

(1) Calculated using 34% tax rate.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.
(5) Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Net Income. Net income increased $84,000 to $147,000 during the three-month period ended March 31, 2015 compared with $63,000 for the three-month period ended March 31, 2014 due to higher net interest and dividend income, which increased $71,000, lower provisions for loan loss, which decreased $211,000, and higher non-interest income, which increased $83,000. Partially offsetting these items were higher non-interest expenses, which increased $219,000.

Net Interest and Dividend Income. Net interest and dividend income increased $71,000, or 1.8%, to $4.0 million for the three months ended March 31, 2015 compared with $3.9 million for the three months ended March 31, 2014. The Company’s net interest margin increased by 4 basis points to 3.37% for the quarter ended March 31, 2015 compared to 3.33% for the quarter ended March 31, 2014. The yield on interest-earning assets fell 5 basis points to 4.01% for the three months ended March 31, 2015 from 4.06% for the three months ended March 31, 2014 primarily due to the lower interest rate environment. The cost of interest-bearing liabilities fell 10 basis points to 0.79% for the three months ended March 31, 2015 from 0.89% for the three months ended March 31, 2014. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances

Interest and Dividend Income. Interest and dividend income decreased $26,000, or 0.5%, to $4.8 million for the three months ended March 31, 2015 compared with $4.8 million for the three months ended March 31, 2014. The decrease was attributable to a 5 basis point decrease in the yield on such assets to 4.01%, offset by a $3.4 million, or 0.7%, increase in the average balance of interest-earning assets for the quarter ended March 31, 2015 compared with the prior year period.

Interest earned on loans decreased $6,000, or 0.1%, to $4.4 million for the three months ended March 31, 2015 compared with the prior year period due primarily to a 7 basis point decrease in the average yield on such loans to 4.39% from 4.46%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $12,000, or 3.5%, to $331,000 for the three months ended March 31, 2015 compared with $343,000 for the three months ended March 31, 2014, due to the lower market interest rate environment. The average yield on investment securities decreased 4 basis points to 1.84% for the three months ended March 31, 2015 from 1.88% for the three months ended March 31, 2014. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $97,000, or 11.2%, to $766,000 for the three months ended March 31, 2015 compared with $863,000 for the three months ended March 31, 2014. The average balance of interest-bearing liabilities decreased $906,000, or 0.2%, between the two periods, while the cost on such liabilities fell 10 basis points to 0.79% for the quarter ended March 31, 2015 compared with the prior year period.

The average balance of interest bearing deposits increased $9.4 million to $365.6 million from $356.2 million while the average cost of such deposits decreased 4 basis points to 0.66% from 0.70% in the lower market interest rate environment. As a result, average interest paid on interest-bearing deposits decreased $19,000 to $596,000 for the three months ended March 31, 2015 from $615,000 for the three months ended March 31, 2014.

Interest paid on advances and securities sold under agreements to repurchase decreased $78,000, or 31.5%, to $170,000 for the three months ended March 31, 2015 compared with $248,000 for the prior year period due to a decrease in the average balance of such borrowings to $27.1 million from $37.4 million. The average cost of advances and securities sold under agreements to repurchase decreased 14 basis points to 2.55% for the three months ended March 31, 2015 from 2.69% for the same period of March 31, 2014, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $170,000 for the three months ended March 31, 2015 compared to a provision of $381,000 for the prior year period. The provision for loan losses decreased during the current period compared with the prior year period due to lower levels of specific reserves, which declined to $120,000 at March 31, 2015 from $983,000 at March 31, 2014. Net charge-offs were $295,000 for the three months ended March 31, 2015 compared to $106,000 for the three months ended March 31, 2014.

The loan charge-offs during the three months ended March 31, 2015 resulted from write-downs of five impaired loans. The non-performing loans were written down by $695,000 based on updated appraisals of the real estate collateralizing the loans. In addition, there was one recovery totaling $400,000 received during the quarter. Net charge off was $295,000.

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

Other Income. Non-interest income increased $83,000, or 22.4%, to $453,000 during the three months ended March 31, 2015 compared to $370,000 for the three months ended March 31, 2014. The increase was primarily attributable to higher service charge income, which increased $58,000 from the prior year period. The Company also recorded gains totaling $93,000 from the sale of guaranteed portions of SBA loans during the three months ended March 31, 2015, which increased $20,000 from the prior year period.

Other Expenses. During the three months ended March 31, 2015, non-interest expenses increased $219,000, or 5.6%, to $4.1 million compared with $3.9 million for the same three months period ended March 31, 2014. Compensation and benefit expenses increased $117,000, or 6.0%, from the prior year period due to a higher number of employees, an increase in the company’s 401(k) match and annual merit increases for employees. Other expenses increased $156,000 during the three months ended March 31, 2015 compared with the prior year period due to the settlement of a lawsuit with the Company’s former President & CEO that resulted in a net charge of $135,000.

Income Tax Expense (Benefit). The Company recorded a tax expense of $52,000 for the three months ended March 31, 2015, compared to a tax benefit of $10,000 for the three months ended March 31, 2014. The increase in tax expense for the quarter was primarily due to higher income from operations between the two periods.

Comparison of Operating Results for the Six Months Ended March 31, 2015 and 2014

Net Income. Net income increased $136,000, or 70.5%, to $329,000 during the six-month period ended March 31, 2015 compared with $193,000 for the six-month period ended March 31, 2014. The increase was due to higher non-interest income, which increased $279,000, and lower provisions for loan loss, which decreased $150,000. Partially offsetting the higher non-interest income and lower provisions for loan loss were higher non-interest expenses, which increased $214,000.

The net interest margin increased by 1 basis point to 3.35% for the six months ended March 31, 2015 compared to 3.34% for the six months ended March 31, 2014. The yield on interest-earning assets fell 7 basis points to 4.01% for the six months ended March 31, 2015 from 4.08% for the six months ended March 31, 2014 primarily due to the lower rate environment. The cost of interest-bearing liabilities fell 10 basis points to 0.81% for the six months ended March 31, 2015 from 0.91% for the six months ended March 31, 2014. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $16,000, or 0.2%, to $8.0 million during the six month period ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income decreased $194,000, or 2.0%, to $9.6 million for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The average balance of interest-earning assets decreased $498,000, or 0.1%, while the yield on such assets decreased 7 basis points to 4.01% for the six months ended March 31, 2015 compared with the prior year period.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $95,000, or 12.5%, to $661,000 for the six months ended March 31, 2015 compared with $756,000 for the same period last year. The average yield on investment securities decreased 16 basis points to 1.87% for the six months ended March 31, 2015 from 2.03% for the six months ended March 31, 2014. The decrease in yield was due to the lower overall interest rate market and $3.9 million, or 5.2%, decrease in the average balance to $70.9 million for six months ended March 31, 2015 compared $74.8 million the same period prior year.

Interest Expense. Interest expense decreased $210,000, or 11.7%, to $1.6 million for the six months ended March 31, 2015 compared with $1.8 million for the six months ended March 31, 2014. The average balance of interest-bearing liabilities decreased $1.2 million, or 0.3%, between the two periods while the cost on such liabilities fell 10 basis points to 0.81% for the six months ended March 31, 2015 compared with the prior year period.

The average balance of interest bearing deposits increased $9.8 million, or 2.8%, to $364.0 million from $354.2 million while the average cost of such deposits decreased 5 basis points to 0.66% from 0.71% in the lower market interest rate environment. As a result, interest paid on deposits decreased $62,000, or 4.9%, to $1.2 million for the six months ended March 31, 2015 from $1.3 million for the six months ended March 31, 2014.

Interest paid on advances and securities sold under agreements to repurchase decreased $148,000, or 28.0%, to $381,000 for the six months ended March 31, 2015 compared with $529,000 for the same period prior year due to a decrease in the average balance of such borrowings to $28.1 million from $39.1 million. The average cost of advances and securities sold under agreements to repurchase increased 1 basis points to 2.72% for the six month ended March 31, 2015 from 2.71% for the same period of March 31, 2014.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $590,000 for the six months ended March 31, 2015 compared to $740,000 for the six months ended March 31, 2014. The provision for loan losses decreased during the current period compared with the prior year period due to lower levels of specific reserves, which declined to $120,000 at March 31, 2015 from $983,000 at March 31, 2014. Net charge-offs were $611,000 for the three months ended March 31, 2015 compared to $278,000 for the three months ended March 31, 2014.

The loan charge-offs during the six months ended March 31, 2015 resulted primarily from additional write-downs of loans previously deemed impaired. Eleven non-performing loans totaling $2.5 million were written down by $1.0 million for the six months based on updated valuations of the real estate securing the loans. Of these eleven loans, four totaling $1.0 million at September 30, 2014 were transferred to other real estate owned. There were two partial recoveries totaling $437,000 received during the six month period.

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

Other Income. Non-interest income increased $279,000, or 37.9%, to $1.0 million for the six months ended March 31, 2015 compared with $737,000 the prior year period. The increase was attributable to higher net gains on the sales of assets and higher service charge income. Gains on the sale of investment securities and loans increased $230,000 to $368,000 for the six months ended March 31, 2015 from $138,000 for the six months ended March 31, 2014. In addition, service charge income increased $53,000, or 13.7%, to $440,000 compared with $387,000 for the six months ended March 31, 2014.

Other Expenses. Non-interest expenses increased $214,000, or 2.8%, to $8.0 million during the six months ended March 31, 2015 from $7.8 million for the six months ended March 31, 2014 primarily due to higher compensation and benefit expenses and other expenses. Compensation and benefit expenses increased $186,000, or 4.8%, to $4.1 million compared with $3.9 million the prior year period due to a higher number of employees, an increase in the company’s 401(k) match and annual merit increases for employees. Other expenses increased $203,000, or 35.8%, to $770,000 during the six months ended March 31, 2015 compared with $567,000 the prior year period due primarily to the settlement of a lawsuit with the Company’s former President & CEO that resulted in a net charge of $135,000. Offsetting these increases were lower OREO and loan servicing expenses, which decreased $119,000 and 96,000, respectively, due to lower levels of OREO and non-performing loans.

Income Tax Expense. The Company recorded tax expense of $124,000 for the six months ended March 31, 2015, compared with $29,000 for the six months ended March 31, 2014. The increase in tax expense for the six months ended March 31, 2015 was primarily due to higher income from operations between the two periods to $453,000 from $222,000.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at March 31, 2015, did not materially change from that in place on September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2015 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2015, the Company had commitments outstanding under letters of credit of $1.1 million, commitments to originate loans of $15.3 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $42.0 million. There has been no material change during the six months ended March 31, 2015 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank has committed to the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance to maintain capital at or above well capitalized levels. At March 31, 2015, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.38%, and total qualifying capital as a percentage of risk-weighted assets was 12.66%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

In June 2013, Elizabeth E. Hance, the former President and Chief Executive Officer of the Company and the Bank, filed a lawsuit against the Company in the United States District Court, District of New Jersey. The lawsuit alleged, among other things, breach of contract and employment discrimination in connection with Ms. Hance’s December 2009 separation from employment and sought severance that she claims she was entitled to, as well as other compensatory and punitive damages. In January 2015 the Company entered into a settlement agreement and general release of all claims with Elizabeth Hance in exchange for a discharge of claims filed against the Company.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the six months ended March 31, 2015. Through March 31, 2015, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and September 30, 2014; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2014; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 13, 2015	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 13, 2015	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer

