Form 10-Q
period 2015-06-30
Magyar Bancorp, Inc.
filed 2015-08-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2015
Common Stock, $0.01 Par Value	5,819,494

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2015	2014
	(Unaudited)
Assets
Cash	$1,481	$1,205
Interest earning deposits with banks	7,995	9,053
Total cash and cash equivalents	9,476	10,258

Investment securities - available for sale, at fair value	6,104	12,070
Investment securities - held to maturity, at amortized cost (fair value of
$53,974 and $48,822 at June 30, 2015 and September 30, 2014, respectively)	53,977	48,963
Federal Home Loan Bank of New York stock, at cost	2,543	1,761
Loans receivable, net of allowance for loan losses of $2,966 and $2,835 at
June 30, 2015 and September 30, 2014, respectively	417,413	404,195
Bank owned life insurance	10,887	10,658
Accrued interest receivable	1,684	1,672
Premises and equipment, net	17,992	18,580
Other real estate owned ("OREO")	15,747	17,342
Other assets	4,933	4,931

Total assets	$540,756	$530,430

Liabilities and Stockholders' Equity
Liabilities
Deposits	$445,108	$448,451
Escrowed funds	1,362	1,157
Federal Home Loan Bank of New York advances, short term	15,850
Federal Home Loan Bank of New York advances, long term	27,263	25,500
Securities sold under agreements to repurchase	—	5,000
Accrued interest payable	107	119
Accounts payable and other liabilities	4,418	4,271

Total liabilities	494,108	484,498

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,819,494 and 5,815,444 shares outstanding
at June 30, 2015 and September 30, 2014, respectively	59	59
Additional paid-in capital	26,274	26,295
Treasury stock: 104,248 and 108,298 shares at June 30, 2015
and September 30, 2014, respectively. at cost	(1,166)	(1,211)
Unearned Employee Stock Ownership Plan shares	(784)	(877)
Retained earnings	22,929	22,382
Accumulated other comprehensive loss	(664)	(716)

Total stockholders' equity	46,648	45,932

Total liabilities and stockholders' equity	$540,756	$530,430

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,476	$4,497	$13,359	$13,474
Investment securities
Taxable	347	341	1,008	1,097
Federal Home Loan Bank of New York stock	19	21	62	70

Total interest and dividend income	4,842	4,859	14,429	14,641

Interest expense
Deposits	605	598	1,802	1,857
Borrowings	174	255	555	784

Total interest expense	779	853	2,357	2,641
Net interest and dividend income	4,063	4,006	12,072	12,000

Provision for loan losses	346	342	936	1,082
Net interest and dividend income after
provision for loan losses	3,717	3,664	11,136	10,918

Other income
Service charges	297	189	738	576
Income on bank owned life insurance	77	73	229	238
Other operating income	35	48	91	95
Gains on sales of loans	90	25	415	127
Gains on sales of investment securities	—	—	42	36

Total other income	499	335	1,515	1,072

Other expenses
Compensation and employee benefits	2,030	1,911	6,090	5,785
Occupancy expenses	701	712	2,137	2,163
Professional fees	270	221	823	721
Data processing expenses	109	141	403	428
OREO expenses	107	77	349	437
FDIC deposit insurance premiums	178	181	535	543
Loan servicing expenses	65	140	222	393
Insurance expense	61	58	175	172
Other expenses	331	293	1,100	860
Total other expenses	3,852	3,734	11,834	11,502
Income before income tax expense	364	265	817	488
Income tax expense	119	77	243	106
Net income	$245	$188	$574	$382

Net income per share-basic and diluted	$0.04	$0.03	$0.10	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Unaudited)

Net income	$245	$188	$574	$382

Other comprehensive income (loss)
Net unrealized gain (loss) on
securities available for sale	(54)	108	123	166
Realized gains on sales of securities
available for sale	—	—	(42)	(36)
Other comprehensive income (loss), before tax	(54)	108	81	130

Deferred income tax effect	19	(41)	(29)	(49)
Total other comprehensive income (loss)	(35)	67	52	81

Total comprehensive income	$210	$255	$626	$463

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Nine Months Ended June 30, 2015 and 2014

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2014	5,815,444	$59	$26,295	$(1,211)	$(877)	$22,382	$(716)	$45,932
Net income	—	—	—	—	—	574	—	574
Other comprehensive income	—	—	—	—	—	—	52	52
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(13)	—	93	—	—	80
Stock-based compensation expense	—	—	10	—	—	—	—	10
Balance, June 30, 2015	5,819,494	$59	$26,274	$(1,166)	$(784)	$22,929	$(664)	$46,648

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2013	5,811,394	$59	$26,322	$(1,256)	$(1,002)	$21,835	$(638)	$45,320
Net income	—	—	—	—	—	382	—	382
Other comprehensive income	—	—	—	—	—	—	81	81
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(21)	—	94	—	—	73
Stock-based compensation expense	—	—	13	—	—	—	—	13
Balance, June 30, 2014	5,815,444	$59	$26,296	$(1,211)	$(908)	$22,190	$(557)	$45,869

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2015	2014
	(Unaudited)
Operating activities
Net income	$574	$382
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	665	697
Premium amortization on investment securities, net	196	226
Provision for loan losses	936	1,082
Provision for loss on other real estate owned	25	167
Proceeds from the sales of loans	5,646	2,890
Gains on sale of loans	(415)	(127)
Gains on sales of investment securities	(42)	(36)
(Gains) losses on the sales of other real estate owned	(23)	11
ESOP compensation expense	80	73
Stock-based compensation expense	10	13
Deferred income tax expense	295	40
(Increase) decrease in accrued interest receivable	(12)	75
Increase in surrender value bank owned life insurance	(229)	(238)
Increase in other assets	(326)	(50)
(Decrease) increase in accrued interest payable	(12)	15
Increase (decrease) in accounts payable and other liabilities	147	(2,331)
Net cash provided by operating activities	7,515	2,889

Investing activities
Net increase in loans receivable	(21,286)	(13,426)
Purchases of loans receivable	(949)	(5,514)
Purchases of investment securities held to maturity	(9,700)	(4,419)
Purchases of investment securities available for sale	—	(2,053)
Sales of investment securities held to maturity	—	3,036
Sales of investment securities available for sale	5,421	—
Principal repayments on investment securities held to maturity	4,561	5,572
Principal repayments on investment securities available for sale	597	5,281
Purchases of premises and equipment	(77)	(95)
Proceeds from the sale of premises and equipment	—	1,519
Investment in other real estate owned	(390)	(4)
Proceeds from the sale of other real estate owned	4,833	1,337
Purchase of Federal Home Loan Bank stock	(782)	(706)
Net cash used by investing activities	(17,772)	(9,472)

Financing activities
Net decrease in deposits	(3,343)	(17,583)
Net increase in escrowed funds	205	213
Proceeds from long-term advances	6,763	7,100
Repayments of long-term advances	(5,000)	(5,200)
Net change in short-term advances	15,850	12,550
Repayments of securities sold under agreements to repurchase	(5,000)	—
Net cash provided (used) by financing activities	9,475	(2,920)
Net decrease in cash and cash equivalents	(782)	(9,503)

Cash and cash equivalents, beginning of period	10,258	17,792

Cash and cash equivalents, end of period	$9,476	$8,289

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,369	$2,626
Income taxes	$14	$9
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,850	$1,335

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

Operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The September 30, 2014 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2015 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  The Company foreclosed $2.4 million of residential real estate loans for the nine months ended June 30, 2015, and $3.0 million of consumer mortgage loans collateralized by residential real estate property are in the process of foreclosure at June 30, 2015.

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

For a public business entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The FASB has proposed a one year delay in the effective date of this amendment. The Company is currently analyzing the impact of the guidance on its financial statements.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2015 and 2014 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of diluted equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands except for per share data)

Income applicable to common shares	$245	$188	$574	$382
Weighted average number of common shares
outstanding - basic	5,819	5,815	5,818	5,814
Stock options and restricted stock	—	1	—	1
Weighted average number of common shares
and common share equivalents - diluted	5,819	5,816	5,818	5,815

Basic earnings per share	$0.04	$0.03	$0.10	$0.07

Diluted earnings per share	$0.04	$0.03	$0.10	$0.07

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2015 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive. Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2014 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive.

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

Stock options generally vest over a five-year service period and expire ten years from issuance. Management recognizes compensation expense for all option grants over the awards’ respective vesting periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The 7-year Treasury yield in effect at the time of the grant provided the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the vesting period of the awards. Once vested, these awards are irrevocable. Shares will be obtained from either the open market or treasury stock upon share option exercise.

Restricted shares generally vest over a five-year service period on the anniversary of the grant date. Once vested, these awards are irrevocable. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the vesting period of the awards.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2015 and 2014, respectively:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2014	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2015	188,276	$14.61	1.7 years	$—

Exercisable at June 30, 2015	188,276	$14.61	1.7 years	$—

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2013	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2014	188,276	$14.61	2.7 years	$—

Exercisable at June 30, 2014	188,276	$14.61	2.7 years	$—

The following is a summary of the Company’s non-vested restricted stock awards as of June 30, 2015 and changes during the nine months ended June 30, 2015:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2014	5,302	$4.41
Granted	—	—
Vested	(4,050)	(4.50)
Forfeited	—	—
Balance at June 30, 2015	1,252	$4.30

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2013	9,352	4.42
Granted	—	—
Vested	(4,050)	4.44
Forfeited	—	—
Balance at September 30, 2014	5,302	$4.41

Stock option and stock award expenses included with compensation expense were $0 and $10,000, respectively, for the nine months ended June 30, 2015.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2015, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the nine months ended June 30, 2015 and 2014, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2015. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

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

At June 30, 2015, shares allocated to participants totaled 140,883. Unallocated ESOP shares held in suspense totaled 76,980 at June 30, 2015 and had a fair market value of $742,857. The Company's contribution expense for the ESOP was $80,000 and $73,000 for the nine months ended June 30, 2015 and 2014, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2015			2014
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments(b)	$(54)	$19	$(35)	$108	$(41)	$67

Other comprehensive income (loss), net	$(54)	$19	$(35)	$108	$(41)	$67

	Nine Months Ended June 30,
	2015			2014
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain
arising during period on:

Available-for-sale investments	$123	$(46)	$77	$166	$(63)	$103
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	(42)	17	(25)	(36)	14	(22)

Other comprehensive income, net	$81	$(29)	$52	$103	$(49)	$81

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

Securities available-for-sale

Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Our securities available-for-sale portfolio consists of U.S government-sponsored mortgage-backed securities and private label mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis.

	Fair Value at June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,897	$—	$5,897	$—
Private label mortgage-backed securities-residential	207	—	207	—
Total securities available for sale	$6,104	$—	$6,104	$—

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,295	$—	$1,295	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,369	—	10,369	—
Private label mortgage-backed securities-residential	406	—	406	—
Total securities available for sale	$12,070	$—	$12,070	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $147,000 and $175,000 at June 30, 2015 and September 30, 2014, respectively.

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

Appraisals of collateral securing impaired loans are conducted by approved, qualified, and independent third-party appraisers. Such appraisals are ordered via the Company’s credit administration department, independent from the lender who originated the loan, once the loan is deemed impaired, as described in the previous paragraph. Impaired loans are generally re-evaluated with an updated appraisal within one year of the last appraisal. However, the Company also obtains updated appraisals on performing construction loans that are approaching their maturity date to determine whether or not the fair value of the collateral securing the loan remains sufficient to cover the loan amount prior to considering an extension. The Company discounts the appraised “as is” value of the collateral for estimated selling and disposition costs and compares the resulting fair value of collateral to the outstanding loan amount. If the outstanding loan amount is greater than the discounted fair value, the Company requires a reduction in the outstanding loan balance or additional collateral before considering an extension to the loan. If the borrower is unwilling or unable to reduce the loan balance or increase the collateral securing the loan, it is deemed impaired and the difference between the loan amount and the fair value of collateral, net of estimated selling and disposition costs, is charged off through a reduction of the allowance for loan loss.

Other Real Estate Owned

The fair value of other real estate owned is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and anticipated selling and disposition costs. As such, other real estate owned is generally classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2015 and September 30, 2014

	Fair Value at June 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,453	$—	$—	$1,453
Other real estate owned	15,747	—	—	15,747
	$17,200	$—	$—	$17,200

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,801	$—	$—	$1,801
Other real estate owned	17,342	—	—	17,342
	$19,143	$—	$—	$19,143

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
June 30, 2015	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,453	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0% to -18.0% (-6.0%)
Other real estate owned	$15,747	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to -41.2% (-16.7%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
September 30, 2014	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,801	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -21.0% (-10.7%)
Other real estate owned	$17,342	Appraisal of collateral (1)	Liquidation expenses (2)	-3.2% to -39.1% (-15.6%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2015 and September 30, 2014.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2015
Financial instruments - assets
Investment securities held-to-maturity	$53,977	$53,974	$—	$53,974	$—
Loans	417,413	422,797	—	—	422,797

Financial instruments - liabilities
Certificates of deposit	132,586	133,883	—	133,883	—
Borrowings	43,113	43,650	—	43,650	—

September 30, 2014
Financial instruments - assets
Investment securities held to maturity	$48,963	$48,822	—	$48,822	$—
Loans	404,195	407,947	—	—	407,947

Financial instruments - liabilities
Certificate of deposit	149,875	151,652	—	151,652	—
Borrowings	30,500	31,045	—	31,045	—

There were no transfers between fair value measurement placements for the three and nine months ended June 30, 2015.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2015 and September 30, 2014:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,929	$33	$(65)	$5,897
Private label mortgage-backed securities-residential	207	1	(1)	207
Total securities available for sale	$6,136	$34	$(66)	$6,104

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,294	$1	$—	$1,295
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,485	39	(155)	10,369
Private label mortgage-backed securities-residential	404	3	(1)	406
Total securities available for sale	$12,183	$43	$(156)	$12,070

The maturities of the debt securities and mortgage-backed securities available for sale at June 30, 2015 are summarized in the following table:

June 30, 2015
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	$6,136	$6,104
Commercial	—	—
Total	$6,136	$6,104

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2015 and September 30, 2014:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,743	$161	$(122)	$5,782
Mortgage-backed securities - commercial	1,118	1	—	1,119
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	38,553	433	(319)	38,667
Debt securities	5,000	—	(106)	4,894
Private label mortgage-backed securities - residential	563	4	(1)	566
Corporate securities	3,000	—	(54)	2,946
Total securities held to maturity	$53,977	$599	$(602)	$53,974

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,308	$223	$(139)	$7,392
Mortgage-backed securities - commercial	1,168	—	—	1,168
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	36,894	413	(507)	36,800
Debt securities	3,000	—	(152)	2,848
Private label mortgage-backed securities - residential	593	25	(4)	614
Total securities held to maturity	$48,963	$661	$(802)	$48,822

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2015 are summarized in the following table:

	June 30, 2015
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	3,000	2,953
Due after 10 years	5,000	4,887
Total debt securities	8,000	7,840

Mortgage-backed securities:
Residential	44,859	45,015
Commercial	1,118	1,119
Total	$53,977	$53,974

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2015 and September 30, 2014 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2015
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,407	$(122)	$2,407	$(122)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	15	13,995	(155)	11,076	(229)	25,071	(384)
Debt securities	4	1,975	(25)	2,919	(81)	4,894	(106)
Private label mortgage-backed securities residential	2	—	—	254	(2)	254	(2)
Corporate securities	1	2,946	(54)	—	—	2,946	(54)
Total	25	$18,916	$(234)	$16,656	$(434)	$35,572	$(668)

		September 30, 2014
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,918	$(139)	$2,918	$(139)
Mortgage-backed securities - commercial	1	—	—	1,168	—	1,168	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	12,114	(80)	19,960	(582)	32,074	(662)
Debt securities	3	—	—	2,848	(152)	2,848	(152)
Private label mortgage-backed securities residential	2	20	(1)	273	(4)	293	(5)
Total	29	$12,134	$(81)	$27,167	$(877)	$39,301	$(958)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2015 and September 30, 2014, there were twenty five and twenty nine, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2015 and September 30, 2014.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2015	2014
	(Dollars in thousands)

One-to four-family residential	$160,027	$160,335
Commercial real estate	174,755	169,449
Construction	14,011	12,232
Home equity lines of credit	22,309	19,366
Commercial business	38,742	35,035
Other	10,350	10,396
Total loans receivable	420,194	406,813
Net deferred loan costs	185	217
Allowance for loan losses	(2,966)	(2,835)
Total loans receivable, net	$417,413	$404,195

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At June 30, 2015	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,208	$3,208	$3,286
Commercial real estate	—	—	5,608	5,608	6,776
Construction	—	—	1,682	1,682	2,458
Home equity lines of credit	—	—	844	844	1,144
Commercial business	1,600	147	156	1,756	1,756
Total impaired loans	$1,600	$147	$11,498	$13,098	$15,420

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2014	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$1,733	$42	$6,990	$8,723	$10,830
Commercial real estate	—	—	5,046	5,046	6,205
Construction	442	332	1,836	2,278	3,160
Home equity lines of credit	—	—	829	829	987
Commercial business	11	11	331	342	1,133
Total impaired loans	$2,186	$385	$15,032	$17,218	$22,315

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2015	Ended June 30, 2015
	(Dollars in thousands)

One-to four-family residential	$4,502	$6,451
Commercial real estate	5,563	5,271
Construction	1,692	1,961
Home equity lines of credit	841	660
Commercial business	1,762	1,474
Average investment in impaired loans	$14,358	$15,817

	Three Months	Nine Months
	Ended June 30, 2014	Ended June 30, 2014
	(Dollars in thousands)

One-to four-family residential	$13,585	$13,921
Commercial real estate	5,271	5,415
Construction	2,574	2,885
Home equity lines of credit	1,144	1,085
Commercial business	738	413
Average investment in impaired loans	$23,310	$23,718

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2015
One-to four-family residential	$156,439	$15	$3,573	$—	$160,027
Commercial real estate	169,481	222	3,946	1,106	174,755
Construction	8,222	—	5,789	—	14,011
Home equity lines of credit	20,141	—	2,168	—	22,309
Commercial business	37,020	—	1,722	—	38,742
Other	10,350	—	—	—	10,350
Total	$401,653	$237	$17,198	$1,106	$420,194

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2014
One-to four-family residential	$153,878	$—	$6,457	$—	$160,335
Commercial real estate	158,501	6,179	3,663	1,106	169,449
Construction	6,110	—	6,122	—	12,232
Home equity lines of credit	17,209	—	2,157	—	19,366
Commercial business	34,725	—	310	—	35,035
Other	10,396	—	—	—	10,396
Total	$380,819	$6,179	$18,709	$1,106	$406,813

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2015
One-to four-family residential	$157,708	$—	$—	$2,319	$2,319	$2,319	$160,027
Commercial real estate	172,718	—	—	2,037	2,037	2,037	174,755
Construction	12,319	—	—	1,692	1,692	1,692	14,011
Home equity lines of credit	21,629	—	—	680	680	680	22,309
Commercial business	37,052	—	—	1,690	1,690	1,690	38,742
Other	10,350	—	—	—	—	—	10,350
Total	$411,776	$—	$—	$8,418	$8,418	$8,418	$420,194

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2014
One-to four-family residential	$155,825	$75	$256	$4,179	$4,510	$4,179	$160,335
Commercial real estate	166,360	—	918	2,171	3,089	2,171	169,449
Construction	9,954	—	—	2,278	2,278	2,278	12,232
Home equity lines of credit	18,483	—	—	883	883	883	19,366
Commercial business	33,105	1,600	56	274	1,930	274	35,035
Other	10,396	—	—	—	—	—	10,396
Total	$394,123	$1,675	$1,230	$9,785	$12,690	$9,785	$406,813

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2015:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Charge-offs	(12)	(193)	—	(147)	—	(1)	—	(353)
Recoveries	—	—	37	—	—	—	—	37
Provision	84	199	(73)	151	90	(2)	(29)	420
Balance-December 31, 2014	$474	$832	$748	$66	$733	$6	$80	$2,939
Charge-offs	(90)	—	(342)	—	(263)	—	—	(695)
Recoveries	400	—	—	—	—	—	—	400
Provision	(415)	10	114	(11)	434	—	38	170
Balance-March 31, 2015	$369	$842	$520	$55	$904	$6	$118	$2,814
Charge-offs	(34)	(136)	—	(13)	(11)	—	—	(194)
Recoveries	—	—	—	—	—	—	—	—
Provision	46	229	(34)	17	42	—	46	346
Balance-June 30, 2015	$381	$935	$486	$59	$935	$6	$164	$2,966

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2014:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Charge-offs	(108)	—	(75)	—	—	—	—	(183)
Recoveries	9	—	—	—	2	—	—	11
Provision	254	(7)	29	12	72	(9)	8	359
Balance-December 31, 2013	$999	$845	$558	$137	$526	$—	$135	$3,200
Charge-offs	(83)	—	(93)	(5)	—	—	—	(181)
Recoveries	—	—	75	—	—	—	—	75
Provision	(347)	(53)	(38)	(34)	922	13	(82)	$381
Balance- March 31, 2014	$569	$792	$502	$98	$1,448	$13	$53	$3,475
Charge-offs	(186)	—	—	(70)	(804)	—	—	(1,060)
Recoveries	43	—	—	—	—	—	—	43
Provision	7	35	261	35	6	(4)	2	$342
Balance- June 30, 2014	$433	$827	$763	$63	$650	$9	$55	$2,800

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2015 and September 30, 2014:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - June 30, 2015	$381	$935	$486	$59	$935	$6	$164	$2,966
Individually evaluated
for impairment	—	—	—	—	147	—	—	147
Collectively evaluated
for impairment	381	935	486	59	788	6	164	2,819

Loans receivable:
Balance - June 30, 2015	160,027	174,755	14,011	22,309	38,742	10,350		420,194
Individually evaluated
for impairment	3,208	5,608	1,682	844	1,756	—	—	13,098
Collectively evaluated
for impairment	156,819	169,147	12,329	21,465	36,986	10,350	—	407,096

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Individually evaluated
for impairment	42	—	332	—	11	—	—	385
Collectively evaluated
for impairment	360	826	452	62	632	9	109	2,450

Loans receivable:
Balance - September 30, 2014	$160,335	$169,449	$12,232	$19,366	$35,035	$10,396		$406,813
Individually evaluated
for impairment	8,723	5,046	2,278	829	342	—		17,218
Collectively evaluated
for impairment	151,612	164,403	9,954	18,537	34,693	10,396		389,595

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

There was one TDR during the three and nine months ended June 30, 2015. The following table summarizes the TDRs during the three and nine month period ended June 30, 2015 and 2014 that were classified as TDRs due to financial difficulty of the borrowers and/or lower than market interest rates.

	Three Months Ended June 30, 2015
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$524	$563

Total	1	$524	$563

	Nine Months Ended June 30, 2015
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$524	$563

Total	1	$524	$563

	Three Months Ended June 30, 2014
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$194	$194

Total	1	$194	$194

	Nine Months Ended June 30, 2014
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$194	$194

Total	1	$194	$194

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three and nine months ended June 30, 2015, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2015	2014
	June 30	September 30
	(Dollars in thousands)

Demand accounts	$85,012	$84,306
Savings accounts	83,335	65,123
NOW accounts	42,214	47,029
Money market accounts	101,961	102,118
Certificates of deposit	111,853	126,661
Retirement certificates	20,733	23,214
	$445,108	$448,451

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at June 30, 2015, the amount of which has not materially changed from that in place at September 30, 2014.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$124	$90	$278	$166
State tax expense	20	12	42	24
Other	(25)	(25)	(77)	(84)

Income tax expense	$119	$77	$243	$106

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

As of June 30, 2015 and September 30, 2014, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit are summarized in the below table. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	June 30,	September 30 ,
	2015	2014
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,120	$884
Unused lines of credit	35,615	43,644
Fixed rate loan commitments	8,127	1,900
Variable rate loan commitments	13,879	8,500

	$58,741	$54,928

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as supplemented by quarterly reports on Form 10-Q filings with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

Total assets increased $10.3 million, or 1.9%, to $540.8 million during the nine months ended June 30, 2015 from $530.4 million at September 30, 2014. The change was attributable to a $13.2 million increase in net loans receivable, partially offset by a $1.6 million decrease in OREO.

Cash and interest bearing deposits with banks decreased $782,000, or 7.6%, to $9.5 million at June 30, 2015 from $10.3 million at September 30, 2014. The decrease was attributable to growth in net loans receivable.

Investment securities decreased $952,000, or 1.6%, to $60.1 million at June 30, 2015 from $61.0 million at September 30, 2014. The Company purchased $9.7 million of investment securities held-to-maturity, received repayments totaling $5.2 million and sold securities totaling $5.4 million during the nine months ended June 30, 2015.

Investment securities at June 30, 2015 consisted of $51.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $5.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate securities and $770,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2015.

Total loans receivable increased $13.4 million during the nine months ended June 30, 2015 to $420.2 million and were comprised of $174.8 million (41.5%) commercial real estate loans, $160.0 million (38.1%) one-to-four family residential mortgage loans, $38.7 million (9.2%) commercial business loans, $22.3 million (5.3%) home equity lines of credit, $14.0 million (3.3%) construction loans and $10.4 million (2.6%) other loans. Expansion of the portfolio during the nine months ended June 30, 2015 occurred primarily in commercial real estate loans, which increased $5.3 million, followed by commercial business loans, which increased $3.7 million, and home equity lines of credit, which increased $2.9 million.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, decreased by $1.4 million to $8.4 million at June 30, 2015 from $9.8 million at September 30, 2014. The ratio of non-performing loans to total loans decreased to 2.0% at June 30, 2015 from 2.4% at September 30, 2014.

Included in the non-performing loan totals were fifteen residential mortgage loans totaling $2.3 million, five commercial real estate loans totaling $2.0 million, one commercial business loan totaling $1.7 million, one construction loan totaling $1.7 million, and five home equity lines of credit totaling $680,000.

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit and other consumer loans, decreased $2.1 million to $3.0 million at June 30, 2015 from $5.1 million at September 30, 2014. The loans remained in varying stages of foreclosure at June 30, 2015. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Year-to-date, Magyar Bank charged off $297,000 in non-performing residential and home equity line of credit and other consumer loans through a reduction in its allowance for loan loss and received one recovery totaling $400,000 from a previously charged-off non-performing residential loan.

At June 30, 2015, non-performing construction loans decreased $586,000 to $1.7 million at June 30, 2015 from $2.3 million at September 30, 2014. There was one non-performing construction loan totaling $1.7 million for land acquisition and construction in Pennsylvania. Magyar Bank is pursing foreclosure of the collateral securing the loan. Year-to-date, Magyar Bank charged off $342,000 in non-performing construction loans through a reduction in its allowance for loan loss and received one recovery totaling $37,000 from a previously charged-off non-performing construction loan.

Non-performing commercial real estate loans decreased $134,000 to $2.0 million at June 30, 2015 from $2.2 million at September 30, 2014. The five non-accrual loans were in various stages of foreclosure and collection at June 30, 2015. Year-to-date, Magyar Bank charged off $329,000 in non-performing commercial real estate loans through a reduction in its allowance for loan loss and there were no recovery loans.

Non-performing commercial business loans increased $1.4 million to $1.7 million at June 30, 2015 from $274,000 at September 30, 2014. Year-to-date, Magyar Bank charged off $274,000 in non-performing commercial business loans through a reduction in its allowance for loan loss.

During the nine months ended June 30, 2015, the allowance for loan losses increased $131,000 to $3.0 million. The allowance for loan losses as a percentage of non-performing loans increased to 35.2% at June 30, 2015 compared with 29.0% at September 30, 2014. At June 30, 2015, the Company’s allowance for loan losses as a percentage of total loans was 0.71% compared with 0.70% at September 30, 2014.

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

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At June 30, 2015, the Bank held specific reserves totaling $147,000.

Other real estate owned decreased $1.6 million to $15.7 million at June 30, 2015 from $17.3 million at September 30, 2014. The decrease was due to the sale of sixteen properties totaling $4.8 million. The properties were sold for a net loss of $2,000. Offsetting the decline was the addition of ten properties totaling $2.8 million resulting from foreclosure of collateral securing non-performing loans and the improvement or completion of properties totaling $390,000. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, marketing the individual properties for sale, or selling multiple properties to a real estate investor.

Total deposits decreased $3.3 million, or 0.7%, to $445.1 million during the nine months ended June 30, 2015. The decrease in deposits occurred in certificates of deposit (including individual retirement accounts) of $17.3 million, or 11.5%, to $132.6 million and interest-bearing checking accounts, which decreased $4.8 million, or 10.2%, to $42.2 million. Offsetting these decreases were increases in savings accounts, which increased $18.2 million, or 28.0%, to $83.3 million, and non-interest bearing checking accounts, which increased $706,000, or 0.8%, to $85.0 million.

Included with the total deposits at June 30, 2015 were $6.5 million in brokered certificates of deposit. At September 30, 2014 brokered certificates of deposit were $9.0 million.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase increased $12.6 million to $43.1 million at June 30, 2015 from $30.5 million at September 30, 2014. Borrowings were used to fund loan originations and replace temporary deposits outflows at June 30, 2015.

Stockholders’ equity increased $716,000, or 1.6%, to $46.6 million at June 30, 2015 from $45.9 million at September 30, 2014. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the nine months ended June 30, 2015. Through June 30, 2015, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,819,494. The Company’s book value per share increased to $8.02 at June 30, 2015 from $7.90 at September 30, 2014. The increase was due to the Company’s results of operations for the nine months ended June 30, 2015.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2015 and 2014

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2015 and 2014. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$10,461	$25	0.97%	$6,469	$9	0.56%
Loans receivable, net	413,506	4,476	4.34%	409,461	4,497	4.41%
Securities
Taxable	56,255	322	2.29%	63,407	332	2.10%
FHLB of NY stock	2,036	19	3.65%	2,234	21	3.83%
Total interest-earning assets	482,258	4,842	4.03%	481,571	4,859	4.05%
Noninterest-earning assets	52,563			52,942
Total assets	$534,821			$534,513

Interest-bearing liabilities:
Savings accounts (1)	$82,782	128	0.62%	$53,613	31	0.23%
NOW accounts (2)	148,177	109	0.30%	144,389	88	0.24%
Time deposits (3)	132,509	368	1.11%	155,834	479	1.23%
Total interest-bearing deposits	363,468	605	0.67%	353,836	598	0.68%
Borrowings	31,741	174	2.20%	36,486	255	2.80%
Total interest-bearing liabilities	395,209	779	0.79%	390,322	853	0.88%
Noninterest-bearing liabilities	93,283			98,566
Total liabilities	488,492			488,888
Retained earnings	46,329			45,625
Total liabilities and retained earnings	$534,821			$534,513

Net interest and dividend income		$4,063			$4,006
Interest rate spread			3.24%			3.17%
Net interest-earning assets	$87,049			$91,249
Net interest margin (4)			3.38%			3.34%
Average interest-earning assets to average interest-bearing liabilities	122.03%			123.38%

(1)	Includes passbook savings, money market passbook and club accounts.
(2)	Includes interest-bearing checking and money market accounts.
(3)	Includes certificates of deposits and individual retirement accounts.
(4)	Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$12,400	$62	0.67%	$7,442	$20	0.36%
Loans receivable, net	409,347	13,359	4.36%	405,308	13,474	4.44%
Securities
Taxable	57,936	946	2.18%	65,126	1,077	2.21%
Tax-exempt (1)	—	—	0.00%	4	—	9.02%
FHLB of NY stock	1,881	62	4.44%	2,275	70	4.14%
Total interest-earning assets	481,564	14,429	4.01%	480,155	14,641	4.08%
Noninterest-earning assets	52,730			53,708
Total assets	$534,294			$533,863

Interest-bearing liabilities:
Savings accounts (2)	$78,505	$357	0.61%	$52,055	$83	0.21%
NOW accounts (3)	147,854	310	0.28%	146,641	257	0.23%
Time deposits (4)	137,456	1,135	1.10%	155,390	1,517	1.31%
Total interest-bearing deposits	363,815	1,802	0.66%	354,086	1,857	0.70%
Borrowings	29,348	555	2.53%	38,240	784	2.74%
Total interest-bearing liabilities	393,163	2,357	0.80%	392,326	2,641	0.90%
Noninterest-bearing liabilities	94,528			95,777
Total liabilities	487,691			488,103
Retained earnings	46,603			45,760
Total liabilities and retained earnings	$534,294			$533,863

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$12,072			$12,000
Interest rate spread			3.21%			3.18%
Net interest-earning assets	$88,401			$87,829
Net interest margin (5)			3.35%			3.34%
Average interest-earning assets to average interest-bearing liabilities	122.48%			122.39%

(1)	Calculated using 34% tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.
(5)	Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Net Income. Net income increased $57,000, or 30.3%, to $245,000 during the three-month period ended June 30, 2015 compared with net income $188,000 at the three-month period ended June 30, 2014 due to higher net interest and dividend income, which increased $57,000, and higher non-interest income, which increased $164,000. Partially offsetting these items were higher non-interest expenses, which increased $118,000 and higher income tax expense, which increased $42,000.

Net Interest and Dividend Income. Net interest and dividend income increased $57,000 to $4.1 million for the three months ended June 30, 2015 from $4.0 million for the three months ended June 30, 2014. The Company’s net interest margin increased by 4 basis points to 3.38% for the quarter ended June 30, 2015 compared to 3.34% for the quarter ended June 30, 2014. The yield on interest-earning assets fell 2 basis points to 4.03% for the three months ended June 30, 2015 from 4.05% for the three months ended June 30, 2014 primarily due to the lower interest rate environment. The cost of interest-bearing liabilities fell 9 basis points to 0.79% for the three months ended June 30, 2015 from 0.88% for the three months ended June 30, 2014. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances and lower borrowing costs.

Interest and Dividend Income. Interest and dividend income decreased $17,000, or 0.3%, to $4.8 million for the three months ended June 30, 2015 from $4.9 million for the three months ended June 30, 2014. The decrease was attributable to a 2 basis point decrease in the yield on such assets to 4.03%, offset by a $687,000, or 0.1%, increase in the average balance of interest-earning assets for the quarter ended June 30, 2015 compared with the prior year period. Interest expense decreased $74,000, or 8.7%, to $779,000 for the three months ended June 30, 2015 from $853,000 for the three months ended June 30, 2014. The average balance of interest-bearing liabilities increased $4.9 million, or 1.3%, between the two periods, while the cost on such liabilities fell 9 basis points to 0.79% for the quarter ended June 30, 2015 compared with the prior year period.

Interest earned on loans decreased $21,000, or 0.5%, to $4.5 million for the three months ended June 30, 2015 compared with the prior year same period due to a 7 basis point decrease in the average yield on such loans to 4.34% from 4.41%. The decrease in yield between the two periods was due primarily to the lower market interest rate environment.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $97,000, or 8.3%, due to a $3.2 million, or 4.5%, decrease in the average balance of such securities to $69.7 million from $69.9 million in the lower market interest rate environment for the three months ended June 30, 2015. The average yield on investment securities, including interest earning deposits, increased 12 basis points to 2.08% for the three months ended June 30, 2015 from 1.96% for the three months ended June 30, 2014.

Interest Expense. Interest expense decreased $74,000, or 8.7%, to $779,000 for the three months ended June 30, 2015 from $853,000 for the three months ended June 30, 2014. The average balance of interest-bearing liabilities increased $4.9 million, or 1.3%, between the two periods, while the cost on such liabilities fell 9 basis points to 0.79% for the quarter ended June 30, 2015 from 0.88% compared with the prior year period was due primarily to the lower market interest rate environment.

The average balance of interest bearing deposits increased $9.6 million to $363.5 million from $353.8 million while the average cost of such deposits decreased 1 basis point to 0.67% from 0.68% in the lower market interest rate environment. As a result, average interest paid on interest-bearing deposits increased $7,000 to $605,000 for the three months ended June 30, 2015 from $598,000 for the three months ended June 30, 2014.

Interest paid on advances and securities sold under agreements to repurchase decreased $81,000, or 31.8%, to $174,000 for the three months ended June 30, 2015 from $255,000 for the same period prior year due to a decrease in the average balance of such borrowings to $31.7 million from $36.5 million. The average cost of advances and securities sold under agreements to repurchase decreased 60 basis points to 2.20% for the three months ended June 30, 2015 from 2.80% for the same period of June 30, 2014, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $346,000 for the three months ended June 30, 2015 compared to a provision of $342,000 for the prior year period.

The provision for loan losses increased slightly due to larger growth in loans receivable between periods. Specific reserves declined to $147,000 at June 30, 2015 from $360,000 at June 30, 2014. Net charge-offs were $194,000 for the three months ended June 30, 2015 compared to net charge-offs of $1.0 million for the three months ended June 30, 2014.

The loan charge-offs during the three months ended June 30, 2015 resulted from write-downs of four impaired loans. The non-performing loans were written down based on updated appraisals of the real estate collateralizing the loans, net of estimated selling and disposal costs. There were no recoveries during the period ended June 30, 2015.

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

Other Income. Non-interest income increased $164,000, or 49.0%, to $499,000 during the three months ended June 30, 2015 compared to $335,000 for the three months ended June 30, 2014. The increase was primarily attributable to higher service charge income, which increased $108,000 from the prior year period, due to higher loan modification fees and prepayment penalties. The Company also recorded gains totaling $90,000 from the sale of guaranteed portions of SBA loans during the three months ended June 30, 2015, which increased $65,000 from the prior year period.

Other Expenses. Non-interest expenses increased $118,000 to $3.8 million from $3.7 million for the three months ended June 30, 2014. Compensation and benefit expenses increased $119,000, or 6.2%, from the prior year period due to annual merit increases for employees, a 1% increase in the Company’s 401(k) match to 2% of eligible compensation, and higher incentive program expenses.

Income Tax Expense. The Company recorded tax expense of $119,000, or 32.7% of pre-tax income, for the three months ended June 30, 2015, compared to tax of $77,000, or 29.1% of pre-tax income for the three months ended June 30, 2014.

Comparison of Operating Results for the Nine Months Ended June 30, 2015 and 2014

Net Income. Net income increased $192,000, or 50.3%, during the nine-month period ended June 30, 2015 compared with the nine-month period ended June 30, 2014 due to higher non-interest income, which increased $443,000, lower provisions for loan loss, which decreased $146,000, and higher net dividend and interest income, which increased $72,000. Partially offsetting these items were higher non-interest expenses, which increased $332,000.

The net interest margin increased by 1 basis point to 3.35% for the nine months ended June 30, 2015 compared to 3.34% for the nine months ended June 30, 2014. The yield on interest-earning assets fell 7 basis points to 4.01% for the nine months ended June 30, 2015 from 4.08% for the nine months ended June 30, 2014 primarily due to the lower rate environment. The cost of interest-bearing liabilities fell 10 basis points to 0.80% for the nine months ended June 30, 2015 from 0.90% for the nine months ended June 30, 2014. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances and lower borrowing costs.

Net Interest and Dividend Income. Net interest and dividend income increased $72,000, or 0.6%, to $12.0 million during the nine month period ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income decreased $212,000, or 1.4%, to $14.4 million for the nine months ended June 30, 2015 from $14.6 million for the nine months ended June 30, 2014. The average balance of interest-earning assets increased $1.4 million, or 0.3%, while the yield on assets decreased 7 basis points to 4.01% for the nine months ended June 30, 2015 compared with the prior year period.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $89,000, or 8.1%, due to a $2.2 million, or 3.1%, decrease in the average balance of such securities to $70.3 million for the nine months ended June 30, 2015 from $72.5 million for the nine months ended June 30, 2014. The average yield on investment securities decreased 11 basis points to 1.91% for the nine months ended June 30, 2015 from 2.02% for the nine months ended June 30, 2014. The decrease in yield was due to the lower overall interest rate market.

Interest Expense. Interest expense decreased $284,000, or 10.8%, to $2.4 million for the nine months ended June 30, 2015 from $2.6 million for the nine months ended June 30, 2014. The average balance of interest-bearing liabilities increased $837,000, or 0.2%, between the two periods while the cost on such liabilities fell 10 basis points to 0.80% for the nine months ended June 30, 2015 compared with the prior year period.

Interest paid on advances and securities sold under agreements to repurchase decreased $229,000, or 29.2%, to $555,000 for the nine months ended June 30, 2015 from $784,000 for the prior year period due to a decrease in the average balance of such borrowings to $29.3 million from $38.2 million. The average cost of advances and securities sold under agreements to repurchase decreased 21 basis points to 2.53% for the nine months ended June 30, 2015 from 2.74% for the same period of June 30, 2014, reflecting the lower market interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recorded a provision of $936,000 for the nine months ended June 30, 2015 compared to $1.1 million for the nine months ended June 30, 2014. The decrease in the provision for loan loss was due primarily to lower levels of loan charge-offs. Net charge-offs were $805,000 for the nine months ended June 30, 2015 compared to $1.3 million for the nine months ended June 30, 2014.

The loan charge-offs during the nine months ended June 30, 2015 resulted primarily from additional write-downs of loans previously deemed impaired. Fourteen non-performing loans totaling $3.5 million were written down by $1.2 million for the nine months based on updated valuations of the real estate securing the loans. Of these loans, five totaling $1.1 million at September 30, 2014 were transferred to other real estate owned (“OREO”). There were recoveries totaling $437,000 received during the nine month period.

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

Other Income. Non-interest income increased $443,000, or 41.3%, to $1.5 million for the nine months ended June 30, 2015 from $1.1 million for the nine months ended June 30, 2014. The increase was attributable to higher net gains on the sales of assets and higher service charge income. Gains on the sale of investment securities and loans increased $295,000 to $458,000 for the nine months ended June 30, 2015 from $163,000 for the nine months ended June 30, 2014. In addition, service charge income increased $162,000, or 28.1%, to $738,000 due to higher loan modification fees and prepayment penalties.

Other Expenses. Non-interest expenses increased $332,000, or 2.9%, to $11.8 million during the nine months ended June 30, 2015 from $11.5 million for the nine months ended June 30, 2014 primarily due to higher compensation and benefit expenses and other expenses. Compensation and benefit expenses increased $305,000, or 5.3%, from the prior year period due to annual merit increases for employees, a 1% increase in the Company’s 401(k) match to 2% of eligible compensation, and higher incentive program expenses. Other expenses increased $240,000 during the nine months ended June 30, 2015 compared with the prior year period primarily due to the settlement of a lawsuit with the Company’s former President & CEO that resulted in a net charge of $135,000. Offsetting these increases were lower loan servicing expenses and OREO expenses, which decreased $171,000 and $88,000, respectively, due to lower levels of non-performing loans and OREO.

Income Tax Benefit. The Company recorded tax expense of $243,000, or 29.7% of pre-tax income, for the nine months ended June 30, 2015, compared to tax of $106,000, or 21.7% of pre-tax income for the nine months ended June 30, 2014.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will deductible, the availability of carry forwards, and existing tax laws and regulations. The valuation allowance in place on deferred tax assets at June 30, 2015, did not materially change from that in place on September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2015 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2015, the Company had commitments outstanding under letters of credit of $1.1 million, commitments to originate loans of $22.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $35.6 million. There has been no material change during the nine months ended June 30, 2015 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank has committed to the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance to maintain capital at or above well capitalized levels. At June 30, 2015, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.48%, and total qualifying capital as a percentage of risk-weighted assets was 12.40%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended June 30, 2015. Through June 30, 2015, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and September 30, 2014; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2014; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 13, 2015
/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 13, 2015	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer