Form 10-K
period 2015-09-30
Magyar Bancorp, Inc.
filed 2015-12-18
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Yes ☐     No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2015 was $22.1 million. As of December 15, 2015, there were 5,819,494 outstanding shares of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the Annual Meeting of Stockholders to be held in February, 2016 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2015

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

Magyar Bancorp, MHC

Magyar Bancorp, MHC is the New Jersey-chartered mutual holding company of Magyar Bancorp, Inc. Magyar Bancorp, MHC’s only business is the ownership of 54.03% of the issued shares of common stock of Magyar Bancorp, Inc. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. The executive office of Magyar Bancorp, MHC is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, MHC is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”) and the New Jersey Department of Banking and Insurance (“NJDBI”).

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2015, Magyar Bancorp, Inc. had consolidated assets of $550.6 million, total deposits of $466.3 million and stockholders’ equity of $46.7 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the FRB and the NJDBI.

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to a New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our six branch offices located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and North Edison, New Jersey. The telephone number at our main office is (732) 342-7600.

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate loans, commercial business loans, Small Business Administration (“SBA”) loans, construction loans and investment securities. We also originate consumer loans, which consist primarily of secured demand loans. We originate loans primarily for our loan portfolio. However, from time to time we have sold some of our long-term fixed-rate residential mortgage loans into the secondary market, while retaining the servicing rights for such loans. Our revenues are derived principally from interest on loans and securities. Our investment securities consist primarily of mortgage-backed securities and U.S. Government and government-sponsored enterprise obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”).

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2015 our market share of deposits was 1.33% and 0.60% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.29% and 1.10%, respectively, at June 30, 2014.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $169.8 million, or 40.1% of our total loans at September 30, 2015. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2015. We also originate commercial real estate, commercial business and construction loans. At September 30, 2015, these loans totaled $173.9 million, $41.5 million and $6.7 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2015, home equity lines of credit and stock-secured demand loans totaled $21.1 million and $10.3 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$169,781	40.10%	$160,335	39.40%	$152,977	38.30%	$157,536	40.50%	$159,228	41.37%
Commercial real estate	173,864	41.00%	169,449	41.60%	163,368	40.90%	148,806	38.30%	120,994	31.44%
Construction	6,679	1.60%	12,232	3.00%	16,749	4.20%	17,952	4.60%	34,144	8.87%
Home equity lines of credit	21,176	5.00%	19,366	4.80%	20,349	5.10%	23,435	6.00%	22,352	5.81%
Commercial business	41,485	9.80%	35,035	8.60%	34,492	8.60%	29,930	7.70%	36,195	9.41%
Other	10,305	2.50%	10,396	2.60%	11,631	2.90%	11,265	2.90%	11,945	3.10%
Total loans receivable	$423,290	100.00%	$406,813	100.00%	$399,566	100.00%	$388,924	100.00%	$384,858	100.00%
Net deferred loan costs	192		217		247		204		208
Allowance for loan losses	(2,886)		(2,835)		(3,013)		(3,858)		(3,812)
Total loans receivable, net	$420,596		$404,195		$396,800		$385,270		$381,254

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2016	$11,810	4.38%	$13,416	5.22%	$6,076	5.50%	$6,155	4.28%
2017	1,468	4.68%	6,571	4.31%	220	5.00%	—	—
2018	3,477	4.59%	1,915	4.58%	383	5.50%	—	—
2019 to 2020	4,155	4.00%	8,160	3.70%	—	—	—	—
2021 to 2025	8,817	3.92%	29,458	4.44%	—	—	950	4.15%
2026 to 2030	19,192	3.64%	13,530	4.91%	—	—	1,491	3.39%
2031 and beyond	120,862	4.32%	100,814	4.62%	—	—	12,580	3.76%
Total	$169,781	4.22%	$173,864	4.60%	$6,679	5.48%	$21,176	3.90%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2016	$26,233	3.91%	$73	3.83%	$63,763	4.46%
2017	1,654	4.10%	31	5.56%	9,944	4.35%
2018	2,534	4.83%	32	8.43%	8,341	4.72%
2019 to 2020	2,598	4.88%	85	7.92%	14,998	4.01%
2021 to 2025	5,983	4.59%	19	4.24%	45,227	4.35%
2026 to 2030	923	4.58%	—	—	35,136	4.14%
2031 and beyond	1,560	4.27%	10,065	2.64%	245,881	4.34%
Total	$41,485	4.16%	$10,305	2.72%	$423,290	4.34%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2015 that are contractually due after September 30, 2016.

	Due After September 30, 2016
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to four-family residential	$108,095	$49,876	$157,971
Commercial real estate	16,883	143,565	160,448
Construction	503	100	603
Home equity lines of credit	855	14,166	15,021
Commercial business	4,462	10,790	15,252
Other	81	10,151	10,232

Total	$130,879	$228,648	$359,527

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2015, $169.8 million, or 40.1% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2015, non-performing residential mortgage loans totaled $2.1 million, or 1.3% of the total residential loan portfolio. Interest income of $89,000 would have been recorded on non-performing residential mortgage loans for the year ended September 30, 2015, if they had been current in accordance with their original terms. During the year ended September 30, 2015, $176,000 was charged-off against the allowance for loan loss for five impaired residential real estate loans and $400,000 was recovered from a prior year charge-off.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. However, there were four fixed-rate mortgage loans total amount of $976,000 sold to Freddie Mac during the year ended September 30, 2015. No loans were held for sale at September 30, 2015.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. However, during the year ended September 30, 2015, we purchased $1.9 million of one-to four-family residential mortgage loans and $3.9 million of commercial real estate loans.

At September 30, 2015, we had $114.3 million of fixed-rate residential mortgage loans, which represented 67.3% of our total residential mortgage loan portfolio. At September 30, 2015, our largest fixed-rate residential mortgage loan was $2.6 million. The loan was performing in accordance with its terms at September 30, 2015.

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

At September 30, 2015, adjustable-rate residential mortgage loans totaled $55.5 million, or 32.7% of our total residential mortgage loan portfolio. Of these loans, $12.6 million were interest-only loans originated with an average loan-to-value ratio of 71.4%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2015, our largest adjustable-rate residential mortgage loan was for $3.0 million. The loan was performing in accordance with its terms at September 30, 2015.

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

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2015, $173.9 million, or 41.0%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $7.3 million. At September 30, 2015, our largest commercial real estate loan was $5.9 million and was secured by four office buildings located in Parsippany, New Jersey. The loan was performing in accordance with its terms at September 30, 2015. At September 30, 2015, four commercial real estate loans totaling $1.9 million were non-performing. During the year ended September 30, 2015, $396,000 was charged-off against the allowance for loan loss for four commercial real estate loans. Interest income of $165,000 would have been recorded on non-performing commercial real estate loans for the year ended September 30, 2015, if they had been current in accordance with their original terms. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, apartment buildings and commercial properties. Historically we also originated construction loans for the development of town homes and condominiums. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2015, our construction loans totaled $6.7 million, or 1.6% of total loans.

At September 30, 2015, construction loans for the development of one-to four-family residential properties totaled $640,000. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2015, construction loans for the development of town homes, condominiums and apartment buildings totaled $1.6 million. The maximum loan-to-value ratio limit applicable to these loans has been 70% of the appraised value of the property. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2015, construction loans for the development of commercial properties totaled $4.4 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $7.3 million. At September 30, 2015, our largest outstanding construction loan was a $1.9 million to finance the construction of a single family home located in New Jersey. The loan was performing in accordance with its terms at September 30, 2015. At September 30, 2015, there were no non-performing construction loans. During the year ended September 30, 2015, $342,000 was charged-off against the allowance for loan loss for one impaired construction loan and $37,000 was recovered from a prior year charge-off.

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

Commercial Business Loans. At September 30, 2015, our commercial business loans totaled $41.5 million, or 9.8% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

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

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $7.3 million currently. At September 30, 2015, our largest commercial business loan was a $4.7 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2015. At September 30, 2015, three commercial business loans totaling $1.7 million were non-performing. Interest income of $87,000 would have been recorded on non-performing commercial business loans for the year ended September 30, 2015, if they had been current in accordance with their original terms. During the year ended September 30, 2015, $274,000 had been charged-off against the allowance for loan loss for three impaired commercial business loans.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2015, these loans totaled $21.2 million, or 5.0% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $7.3 million currently. At September 30, 2015, our largest home equity line of credit loan was $855,000. The loan is performing according to its terms at September 30, 2015. At September 30, 2015, all home equity lines of credit were performing in accordance with their terms with the exception of three non-performing loans totaling $255,000. Interest income of $15,000 would have been recorded on non-performing home equity lines of credit for the year ended September 30, 2015, if they had been current in accordance with their original terms. During the year ended September 30, 2015, $461,000 had been charged-off against the allowance for loan loss for five impaired home equity line of credit loans.

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

At September 30, 2015, stock-secured loans totaled $9.8 million, or 2.32% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2015, $9.6 million, or 2.29% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2015, the aggregate loan-to-value ratio of the stock-secured portfolio was 30.5%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2015.

At September 30, 2015, we were servicing SBA guaranteed and commercial participation loans sold in the amount of $14.6 million and $4.4 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2015, we had $5.0 million of loan participation interests in which we were the lead lender, and $10.1 million in loan participations in which we were not the lead lender. We have entered into loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2015, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2015, we originated $51.3 million of fixed-rate and adjustable-rate commercial real estate and commercial business loans and $16.4 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily of loans with terms of 30 years or less. We also originated $9.7 million of construction loans and $4.6 million of home equity lines of credit and other loans during the fiscal year ended September 30, 2015.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2015, we had $7.1 million of one-to four-family residential mortgage loans that were purchased from other lenders, and $1.9 million were purchased in the fiscal year ended September 30, 2015.

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

	September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$2,058	$4,179	$8,515	$7,577	$3,523
Commercial real estate	1,895	2,171	2,744	6,424	7,156
Construction	—	2,278	3,526	5,141	15,464
Home equity lines of credit	255	883	846	863	788
Commercial business	1,690	274	25	57	255
Other	—	—	—	12	—

Total	5,898	9,785	15,656	20,074	27,186

Accruing loans three months or more past due:
One-to four-family residential	—	—	—	—	533
Commercial real estate	—	—	—	—	441
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Other	—	—	—	—	—
Total loans three months or more past due	—	—	—	—	974

Total non-performing loans	5,898	9,785	15,656	20,074	28,160

Other real estate owned	16,192	17,342	14,756	13,381	16,595

Total non-performing assets	22,090	27,127	30,412	33,455	44,755
Performing troubled debt restructurings	713	193	2,163	2,581	4,744
Performing troubled debt restructurings
and total non-performing assets	$22,803	$27,320	$32,575	$36,036	$49,499

Ratios:
Total non-performing loans to total loans	1.39%	2.41%	3.92%	5.16%	7.32%
Total non-performing loans and performing
troubled debt restructurings to total loans	1.56%	2.45%	4.46%	5.83%	8.55%
Total non-performing assets to total assets	4.01%	5.11%	5.66%	6.57%	8.54%
Total non-performing assets and performing
troubled debt restructurings to total assets	4.14%	5.15%	6.06%	7.08%	9.45%

At September 30, 2015, our portfolio of commercial business, commercial real estate and construction loans totaled $222.0 million, or 52.5% of our total loans, compared to $216.7 million, or 53.3% of our total loans, at September 30, 2014. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructuring and total non-performing assets decreased $4.5 million to $22.8 million at September 30, 2015 from $27.3 million at September 30, 2014, and decreased $9.8 million from $32.6 million at September 30, 2013.

Additional interest income of approximately $356,000 and $638,000 would have been recorded during the fiscal years ended September 30, 2015 and 2014, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  During the year ended September 30, 2015, there were two loans totaling $713,000 that were classified as TDRs by the Company.  These loans were not included in the non-performing loan figures listed above, as the loan continued to perform under their modified terms at September 30, 2015.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2015
One-to four-family residential	4	$730	14	$2,058	18	$2,788
Commercial real estate	—	—	4	1,895	4	1,895
Construction	—	—	—	—	—	—
Home equity lines of credit	—	—	3	255	3	255
Commercial business	1	19	1	1,690	2	1,709
Total	5	$749	22	$5,898	27	$6,647

At September 30, 2014
One-to four-family residential	6	$256	18	$4,179	24	$4,435
Commercial real estate	3	918	6	2,171	9	3,089
Construction	—	—	2	2,278	2	2,278
Home equity lines of credit	—	—	7	883	7	883
Commercial business	2	56	3	274	5	330
Other	—	—	—	—	—	—
Total	11	$1,230	36	$9,785	47	$11,015

At September 30, 2013
One-to four-family residential	5	$378	32	$8,515	37	$8,893
Commercial real estate	—	—	6	2,744	6	2,744
Construction	—	—	5	3,526	5	3,526
Home equity lines of credit	—	—	7	846	7	846
Commercial business	—	—	2	25	2	25
Other	—	—	—	—	—	—
Total	5	$378	52	$15,656	57	$16,034

At September 30, 2012
One-to four-family residential	8	$1,589	24	$7,577	32	$9,166
Commercial real estate	4	708	8	6,424	12	7,132
Construction	—	—	6	5,141	6	5,141
Home equity lines of credit	1	59	7	863	8	922
Commercial business	1	102	2	57	3	159
Other	—	—	1	12	1	12
Total	14	$2,458	48	$20,074	62	$22,532

At September 30, 2011
One-to four-family residential	3	$485	12	$4,056	15	$4,541
Commercial real estate	2	851	9	7,597	11	8,448
Construction	1	92	15	15,464	16	15,556
Home equity lines of credit	—	—	4	788	4	788
Commercial business	—	—	3	255	3	255
Other	—	—	—	—	—	—
Total	6	$1,428	43	$28,160	49	$29,588

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $16.2 million of other real estate owned properties at September 30, 2015 and $17.3 million of other real estate owned properties at September 30, 2014. During the year ended September 30, 2015, the Company was able to successfully dispose of twenty properties with an aggregate carrying value of $6.4 million for a net gain of $60,000 and the Company was able to secure the title for seventeen other properties totaling $4.8 million.

Other real estate owned at September 30, 2015 consisted of twenty-seven residential properties (thirteen of which were leased), ten real estate lots approved for the construction of residential homes, five commercial real estate buildings, and three partially completed residential apartment properties. The Bank is determining the proper course of action for its other real estate owned properties, which may include holding the properties until the real estate market improves, selling the properties to a developer or completing partially completed homes for either rental or sale. At September 30, 2015, the Company had contracts of sale on seven properties with carrying values totaling $677,000.

The Company also recorded $66,000 in valuation allowances against eleven properties during the year ended September 30, 2015 based on either updated appraisals or contracts of sale. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2015, classified loans consisted of $210,000 of special mention assets and $13.9 million of substandard assets, and $1.1 million of doubtful assets.

We are required to establish an allowance for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike impairment allowances, have not been allocated to particular problem assets. When we classify problem assets, we are required to determine whether or not impairment exists. A loan is impaired when, based on current information and events, it is probable that Magyar Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that impairment exists, a specific allowance for loss is established. For collateral-dependent loans, the loan is reduced by the impairment amount via a reduction to the loan and the allowance for loan loss. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the NJDBI and the FDIC, which can direct us to establish additional loss allowances.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2015 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance at beginning of period	$2,835	$3,013	$3,858	$3,812	$4,766

Charge-offs:
One-to four-family residential	176	665	491	326	55
Commercial real estate	396	—	576	110	652
Construction	342	189	1,374	880	1,583
Home equity lines of credit	461	75	—	81	98
Commercial business	274	804	807	69	342
Other	2	—	12	—	3
Total charge-offs	1,651	1,733	3,260	1,466	2,733

Recoveries:
One-to four-family residential	400	52	—	—	—
Commercial real estate	—	—	20	—	—
Construction	38	113	284	51	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	3	—	—	31
Other	—	—	—	—	—
Total recoveries	438	168	304	51	31

Net charge-offs	1,213	1,565	2,956	1,415	2,702
Provision for loan losses	1,264	1,387	2,111	1,461	1,748

Balance at end of period	$2,886	$2,835	$3,013	$3,858	$3,812

Ratios:
Net charge-offs to average loans outstanding	0.29%	0.39%	0.76%	0.37%	0.69%
Allowance for loan losses to total
non-performing loans at end of period	48.93%	28.97%	19.24%	19.22%	13.54%
Allowance for loan losses to total loans
at end of period	0.68%	0.70%	0.75%	0.99%	0.99%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2015
One-to four-family residential	$395	13.69%	40.10%
Commercial real estate	931	32.26%	41.00%
Construction	452	15.66%	1.60%
Home equity lines of credit	53	1.84%	5.00%
Commercial business	969	33.58%	9.80%
Other	7	0.24%	2.50%
Unallocated	79	2.73%	0.00%
Total allowance for loan losses	$2,886	100.00%	100.00%
At September 30, 2014
One-to four-family residential	$402	14.18%	39.40%
Commercial real estate	826	29.14%	41.60%
Construction	784	27.65%	3.00%
Home equity lines of credit	62	2.19%	4.80%
Commercial business	643	22.68%	8.60%
Other	9	0.32%	2.60%
Unallocated	109	3.84%	0.00%
Total allowance for loan losses	$2,835	100.00%	100.00%
At September 30, 2013
One-to four-family residential	$844	28.00%	38.30%
Commercial real estate	852	28.28%	40.90%
Construction	604	20.05%	4.20%
Home equity lines of credit	125	4.15%	5.10%
Commercial business	452	15.00%	8.60%
Other	9	0.30%	2.90%
Unallocated	127	4.22%	0.00%
Total allowance for loan losses	$3,013	100.00%	100.00%
At September 30, 2012
One-to four-family residential	$610	15.80%	40.50%
Commercial real estate	1,929	49.99%	38.30%
Construction	640	16.59%	4.60%
Home equity lines of credit	232	6.03%	6.00%
Commercial business	383	9.93%	7.70%
Other	23	0.60%	2.90%
Unallocated	41	1.06%	0.00%
Total allowance for loan losses	$3,858	100.00%	100.00%
At September 30, 2011
One-to four-family residential	$734	19.25%	41.37%
Commercial real estate	1,266	33.21%	31.44%
Construction	1,043	27.37%	8.87%
Home equity lines of credit	101	2.65%	5.81%
Commercial business	551	14.45%	9.41%
Other	13	0.34%	3.10%
Unallocated	104	2.73%	0.00%
Total allowance for loan losses	$3,812	100.00%	100.00%

Investments

Our Board of Directors has adopted our Investment Policy. This policy determines the types of securities in which we may invest. The Investment Policy is reviewed annually by the Board of Directors and changes to the policy are subject to approval by our Board of Directors. While general investment strategies are developed by the Asset and Liability Committee, the execution of specific actions rests primarily with our President and our Chief Financial Officer. They are responsible for ensuring the guidelines and requirements included in the Investment Policy are followed and only prudent securities are considered for investment. They are authorized to execute transactions that fall within the scope of the established Investment Policy up to $2.5 million per transaction individually or $5.0 million per transaction jointly. Investment transactions in excess of $5.0 million must be approved by the Asset and Liability Committee. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.

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

At September 30, 2015, our securities portfolio totaled $58.6 million, or 10.7% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2015, $53.2 million of our securities were classified as held-to-maturity and reported at amortized cost, and $6.1 million were classified as available-for-sale and reported at fair value. At September 30, 2015, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2015, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $55.0 million, or 93.7% of our total securities portfolio. Of this amount, $45.0 million were mortgage-backed securities and $5.0 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2015, our mortgage-backed securities, including CMOs, totaled $50.7 million, or 86.4% of our total securities portfolio. Included in this balance was $686,000 of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 2.61% at September 30, 2015. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2015 was $51.3 million, which was $709,000 more than the amortized cost of $50.6 million. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2015, the bank held one corporate note totaling $3.0 million issued by Wells Fargo Bank. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2015, we held no equity securities other than $2.0 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following tables set forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2015				At September 30, 2014				At September 30, 2013
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:	(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$—	$—	$—	$—	$1,294	$1	$—	$1,295	$1,551	$5	$—	$1,556
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	5,839	82	(7)	5,914	10,485	39	(155)	10,369	9,633	9	(241)	9,401
Mortgage backed securities-commercial	—	—	—	—	—	—	—	—	3,963	39	—	4,002
Private label mortgage-backed securities-residential	151	—	(1)	150	404	3	(1)	406	808	9	(2)	815
Total securities available for sale	$5,990	$82	$(8)	$6,064	$12,183	$43	$(156)	$12,070	$15,955	$62	$(243)	$15,774

	At September 30, 2015				At September 30, 2014				At September 30, 2013
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$5,414	$156	$(99)	$5,471	$7,308	$223	$(139)	$7,392	$9,455	$231	$(121)	$9,565
Mortgage backed securities-commercial	1,101	—	(2)	1,099	1,168	—	—	1,168	1,433	—	(3)	1,430
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	37,563	647	(67)	38,143	36,894	413	(507)	36,800	33,758	363	(975)	33,146
Debt securities	5,000	2	(25)	4,977	3,000	—	(152)	2,848	4,000	—	(267)	3,733
Private label mortgage-backed securities-residential	536	1	(1)	536	593	25	(4)	614	901	27	(11)	917
Obligations of state and political subdivisions	—	—	—	—	—	—	—	—	11	—	—	11
Corporate securities	3,000	22	—	3,022	—	—	—	—	3,000	—	—	3,000
Total securities held to maturity	$52,614	$828	$(194)	$53,248	$48,963	$661	$(802)	$48,822	$52,558	$621	$(1,377)	$51,802

At September 30, 2015, a total of fourteen securities with an aggregate fair value of $18.7 million had gross unrealized losses of $202,000, or approximately 1.1% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2015 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	At September 30, 2015
			More Than Five
	Less Than		Years Through		More Than
	Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$966	1.88%	$4,383	2.55%	$490	2.34%	$5,839	2.42%
Private label mortgage-backed securities-residential	—	—%	133	5.50%	18	1.76%	151	5.06%
Total securities available for sale	$966	1.88%	$4,516	2.63%	$508	2.32%	$5,990	2.49%

	At September 30, 2015
			More Than Five
	Less Than		Years Through		More Than
	Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$—	—%	$419	4.00%	$4,995	3.05%	$5,414	3.12%
Mortgage-backed securities - commercial	—	—%	—	—%	1,101	0.66%	1,101	0.66%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	4,502	2.15%	11,209	2.73%	21,852	2.65%	37,563	2.61%
Debt securities	—	—%	3,000	2.02%	2,000	2.25%	5,000	2.11%
Private label mortgage-backed securities - residential	—	—%	—	—%	536	2.58%	536	2.58%
Corporate securities	—	—%	—	—%	3,000	4.00%	3,000	4.00%
Total securities held to maturity	$4,502	2.15%	$14,628	2.62%	$33,484	2.74%	$52,614	2.65%

Sources of Funds

General. Deposits, including certificates of deposit, demand, savings, NOW and money market accounts, have traditionally been the primary source of funds used for our lending and investment activities. We obtain certificates of deposit primarily through our branch network and to a lesser extent via the brokered CD market. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, income on other earning assets and stockholders’ equity. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2015, we had $11.5 million in brokered deposits as compared to $9.0 million at September 30, 2014.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2015, $143.1 million, or 30.7% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2015			2014			2013
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$87,915	18.86%	0.00%	$84,306	18.80%	0.00%	$98,345	21.69%	0.00%
Savings accounts	90,196	19.34%	0.69%	65,123	14.52%	0.47%	53,291	11.76%	0.20%
NOW accounts	41,457	8.89%	0.17%	47,029	10.49%	0.14%	40,500	8.93%	0.15%
Money market accounts	103,593	22.22%	0.36%	102,118	22.77%	0.29%	107,351	23.68%	0.26%
Certificates of deposit	122,088	26.18%	0.99%	126,661	28.24%	1.02%	125,696	27.73%	1.16%
Retirement accounts	21,020	4.51%	1.20%	23,214	5.18%	1.18%	28,145	6.21%	2.06%

Total deposits	$466,269	100.00%	0.54%	$448,451	100.00%	0.50%	$453,328	100.00%	0.55%

As of September 30, 2015, the aggregate amount of outstanding certificates of deposit (including retirement accounts) in amounts greater than or equal to $100,000 was $97.5 million. The following table sets forth the maturity of these certificates as of September 30, 2015 (in thousands):

Three months or less	$12,377
Over three months through six months	14,810
Over six months through one year	10,749
Over one year to three years	34,392
Over three years	25,183

Total	$97,511

At September 30, 2015, $64.5 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2015	2014	2013
	(Dollars in thousands)

Beginning balance	$364,145	$354,983	$365,621
Net deposits (withdrawals) before interest credited	11,884	6,928	(13,471)
Interest credited	2,325	2,234	2,833

Ending balance	$378,354	$364,145	$354,983

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York.

As of September 30, 2015, we had long term advances from the Federal Home Loan Bank in the amount of $31.6 million. These aggregate borrowings represent 6.3% of total liabilities and had a weighted average rate of 2.38% at September 30, 2015. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2015, we had an aggregate borrowing capacity of $81.3 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2015 mature as follows (in thousands):

Year Ending September 30,
2016	$2,260
2017	5,000
2018	5,100
2019	8,940
2020	10,294
Thereafter	—
$31,594

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2015	2014
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$2,958	$5,763
Maximum month-end balance during the year	$18,500	$19,000
Average interest rate during the year	0.37%	0.28%

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

Personnel

At September 30, 2015 we employed 89 full-time employees and 9 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At September 30, 2015, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. At September 30, 2015, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2015, the Company had approximately $4.7 million of federal and $6.0 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The federal and state net operating loss carry forwards will begin to expire in 2029, if not used. Based on projections of future taxable income, the Company expects to be able to utilize all net operating loss carry forwards prior to their expiration.

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

SUPERVISION AND REGULATION

General

Magyar Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). Magyar Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the FDIC as deposit insurer and its primary federal regulator. Magyar Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Magyar Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Magyar Bancorp, Inc., as a bank holding company controlling Magyar Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the FRB under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”), and to the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Magyar Bank and Magyar Bancorp, Inc. are required to file reports with, and otherwise comply with the rules and regulations of the FRB and the Commissioner. Magyar Bancorp, Inc. is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Magyar Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Magyar Bank, are examined by their applicable bank regulators. The legislation weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk, directed the FRB to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage originations and authorized depository institutions to pay interest on business checking accounts.

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

Federal Banking Regulation

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2015, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 11.73%, Tier 1 capital to risk-based assets ratio was 11.73%, total capital to risk-based assets was 12.47%, and Tier 1 capital to total assets leverage ratio was 8.39%. The Bank has committed to the FDIC to maintain capital at or above the well capitalized level.

Prompt Corrective Action. The FDIC Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Undercapitalized institutions are subject to a variety of mandatory supervisory measures including the requirement to file a capital plan for the FDIC’s approval and dividend restrictions as well as other discretionary actions by the regulator.

The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

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

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered Federal Deposit Insurance Corporation-insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the Federal Deposit Insurance Corporation.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or the FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the DIF. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 million. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Magyar Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined to engage in such activities.

Federal Home Loan Bank System. Magyar Bank is a member of the Federal Home Loan Bank system, which consists of eleven regional federal home loan banks, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The federal home loan banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. Magyar Bank, as a member of the Federal Home Loan Bank of New York, is required to purchase and hold shares of capital stock in the Federal Home Loan Bank of New York in specified amounts.

As of September 30, 2015, Magyar Bank was in compliance with these requirements.

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured savings banks, including Magyar Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Deposit Insurance. Magyar Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Magyar Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000 for each separately insured depositor.

The FDIC assesses insurance premiums based on the category to which an institution is assigned. Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating and certain financial ratios for purposes of assigning institutions to a category. Assessments are based on the institution’s category, subject to specified adjustments, with institutions perceived as less risky to the deposit insurance fund paying lower assessments.

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $721,000 for the year ended September 30, 2015 and $717,000 for the year ended September 30, 2014.

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

Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighbourhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA. Among other things, the current CRA regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
•	a service test, to evaluate the institution’s delivery of services through its service channels.

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. We received an “outstanding” CRA rating in our most recently completed federal examination, which was conducted by the FDIC in 2013.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2015, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Section 404(b) requires independent auditors to report on management’s assessment of internal controls over financial reporting.  The 2010 Dodd-Frank Act provided an exemption on compliance with Sarbanes-Oxley Act (SOX) Section 404(b) for companies with less than $75 million in market capitalization. The inclusion of the exemption in the final reform legislation permanently exempted the auditor attestation requirement and significantly reduced the compliance burdens of smaller reporting companies.  Disclosure of management attestations on internal control over financial reporting continues to be required for smaller reporting companies.

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. Bank holding companies are generally subject to consolidated capital requirements established by the FRB. The Dodd-Frank Act required the FRB to amend its consolidated minimum capital requirements for bank holding companies to make them no less stringent than those applicable to insured depository institutions themselves. However, legislation was enacted in December 2014 which required the FRB to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend the applicability of the exemption from $500 million to $1 billion in assets. Regulations doing so were effective May 15, 2015. Consequently, bank holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action provisions of the Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See “Federal Banking Regulation—Prompt Corrective Action.” If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

As a bank holding company, Magyar Bancorp, Inc. is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for Magyar Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the FRB, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

In addition, a bank holding company that does not elect to be a financial holding company under federal regulation, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be permissible are:

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

Bank holding companies that elect to be a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature, including investment banking and insurance underwriting. Magyar Bancorp, Inc. has not elected to be a financial holding company, although it may seek to do so in the future. Bank holding companies may elect to become a financial holding company if:

•	each of its depository institution subsidiaries is “well capitalized;”
•	each of its depository institution subsidiaries is “well managed;”
•	each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination; and
•	the bank holding company has filed a certification with the FRB stating that it elects to become a financial holding company.

Under federal law, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would be applicable potentially to Magyar Bancorp, Inc. if it ever acquired as a separate subsidiary a depository institution in addition to Magyar Bank.

It has been the policy of many mutual holding companies to waive the receipt of dividends declared by its subsidiary. In connection with its approval of the reorganization, however, the FRB required Magyar Bancorp, MHC to obtain prior FRB approval before it may waive any dividends. As of the date hereof, FRB policy is to prohibit a mutual bank holding company from waiving the receipt of dividends from its holding company or bank subsidiary, and management is not aware of any instance in which the FRB has given its approval for a mutual bank holding company to waive dividends. It is not currently intended that Magyar Bancorp, MHC will waive dividends declared by Magyar Bancorp, Inc. as long as Magyar Bancorp, MHC is regulated by the Federal Reserve Board.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2015, the fair value of our total securities portfolio was $59.3 million. The unrealized net gain on securities totaled $708,000 on a pre-tax basis at September 30, 2015.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2015, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $60,000, or 0.37%, decrease in net interest income in the first year following the change in interest rates, and a $441,000, or 2.79%, increase in net interest income in the second year following the change in interest rates. At September 30, 2015, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience an $834,000, or 5.21%, decrease in net interest income in the first year following the change in interest rates, and a $1.2 million, or 7.42%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2015, our available-for-sale securities portfolio totaled $6.1 million, which were all mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2015, our portfolio of commercial business and commercial real estate loans totaled $215.3 million, or 50.9% of our total loans, compared to $204.5 million, or 50.3% of our total loans at September 30, 2014 and $197.8 million, or 49.5% of our total loans at September 30, 2013. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2015, our non-performing loans decreased to $5.9 million from $9.8 million at September 30, 2014. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

A Worsening of Economic Conditions Could Reduce Demand for Our Products and Services and/or Result in Increases in Our Level of Non-performing Loans, which Could Have an Adverse Effect on Our Results of Operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in New Jersey and the greater New York metropolitan area. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers located in or secured by collateral located in New Jersey and the New York metropolitan area.

A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the value of our securities portfolio may decline; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.68% of total loans and 48.9% of total non-performing loans at September 30, 2015. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2015.

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

The Board of Directors of Magyar Bancorp, Inc. has the authority to declare dividends on its common stock, subject to statutory and regulatory requirements. So long as Magyar Bancorp, MHC is regulated by the FRB, if Magyar Bancorp, Inc. pays dividends to its stockholders, it also will be required to pay dividends to Magyar Bancorp, MHC, unless Magyar Bancorp, MHC is permitted by the FRB to waive the receipt of dividends. The FRB’s current position is to not permit a mutual holding company to waive dividends declared by its subsidiary. Accordingly, because dividends will be required to be paid to Magyar Bancorp, MHC along with all other stockholders, the amount of dividends available for all other shareholders will be less than if Magyar Bancorp, MHC were permitted to waive the receipt of dividends.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or Other Laws and Regulations Could Result in Fines or Sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

System Failure or Breaches of Our Network Security Could Subject Us to Increased Operating Costs as well as Litigation and Other Liabilities.

The computer systems and network infrastructure we and our third-party service providers use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

It is possible that a significant amount of time and money may be spent to rectify the harm caused by a breach or hack. While we have general liability insurance, there are limitations on coverage as well as dollar amount. Furthermore, cyber incidents carry a greater risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer loss.

Risks Associated with Cyber-Security Could Negatively Affect Our Earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers' transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our six banking offices as of September 30, 2015:

	Leased or	Original Year	Year of
Location	Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	—
New Brunswick, New Jersey

Full - Service Branches:
582 Milltown Road	Leased	2002	2021
North Brunswick, New Jersey

3050 State Route 27	Owned	1969	—
Kendall Park, New Jersey

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey

475 North Bridge Street	Leased	2010	2025
Bridgewater, New Jersey

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey

The net book value of our premises, land and equipment was approximately $17.8 million at September 30, 2015.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

In June 2013, Elizabeth E. Hance, the former President and Chief Executive Officer of the Company and the Bank, filed a lawsuit against the Company in the United States District Court, District of New Jersey. The lawsuit alleged, among other things, breach of contract and employment discrimination in connection with Ms. Hance’s December 2009 separation from employment and sought severance that she claims she was entitled to, as well as other compensatory and punitive damages. In January 2015 the Company entered into a settlement agreement and general release of all claims with Elizabeth Hance in exchange for a discharge of claims filed against the Company. In addition, the Company and its subsidiaries may from time to time be subject to various legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)           Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2015, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.03% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2015 was 500. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2015	High	Low	Price	Declared

Quarter ended September 30, 2015	$10.41	$9.51	$9.80	$—
Quarter ended June 30, 2015	11.15	8.40	9.65	—
Quarter ended March 31, 2015	8.70	8.15	8.42	—
Quarter ended December 31, 2014	8.90	8.13	8.44	—

Fiscal Year Ended			Closing	Dividends
September 30, 2014	High	Low	Price	Declared

Quarter ended September 30, 2014	$9.20	$7.55	$8.50	$—
Quarter ended June 30, 2014	8.25	7.63	8.03	—
Quarter ended March 31, 2014	8.24	7.30	8.20	—
Quarter ended December 31, 2013	7.95	7.07	7.46	—

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

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 81,000 shares had been repurchased as of September 30, 2015 at an average price of $8.33.

There were no repurchases of our common stock during the year ended September 30, 2015.

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

During the year ended September 30, 2015, net loans increased $16.4 million, or 4.1%, due to growth in residential mortgage, commercial business and commercial real estate loans. Investment securities and other real estate owned loans decreased $2.4 million and $1.2 million, respectively.

Total deposits increased $17.8 million, or 4.0%, to $466.3 million during the year ended September 30, 2015 from $448.5 million at September 30, 2014, due to increases of $25.1 million in savings accounts, $3.6 million in demand accounts, and $1.5 million in money market accounts. The increase was partially offset by decreases of $5.6 million in NOW accounts, $4.6 million in certificate deposit accounts and $2.2 million in retirement accounts.

The Company reported net income of $897,000 for the year ended September 30, 2015. Net income increased $323,000, or 56.3%, compared with net income of $574,000 for the year ended September 30, 2014. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $171,000, and other income, which increased $553,000, between the annual periods. Provisions for loan loss for the twelve months ended September 30, 2015 decreased $123,000 to $1.3 million, but were offset by higher non-interest expenses, which increased $296,000 to $15.7 million. For the year ended September 30, 2015, the net interest margin remained 3.35% from the prior year period. The Company was able to offset lower yields on earning assets during the year with lower costing interest bearing liabilities.

The provision for loan losses was $1.3 million for the year ended September 30, 2015 compared to $1.4 million for the year ended September 30, 2014. There were net charge-offs of $1.2 million for the year ended September 30, 2015 compared to net charge-offs of $1.6 million for the year ended September 30, 2014.

Throughout 2016, we expect to continue reducing non-performing assets, diversifying our balance sheet with higher concentrations in commercial real estate and commercial business loans, and managing non-interest expenses in order to increase profitability of the Company.

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

Comparison of Financial Condition at September 30, 2015 and September 30, 2014

Total Assets. Total assets increased $20.1 million, or 3.8%, during the twelve months ended September 30, 2015. The increase was attributable to a $16.4 million increase in loans receivable, net of allowance of loss and an increase in cash and cash equivalents of $7.9 million, partially offset by a $6.0 million decrease in investment securities.

Loans Receivable. Total loans receivable increased $16.5 million, or 4.1%, to $423.3 million at September 30, 2015 from $406.8 million at September 30, 2014. During the year ended September 30, 2015, total loans receivable were comprised of $173.9 million (41.0%) in commercial real estate loans, $169.8 million (40.1%) in 1-4 family residential mortgage loans, $41.5 million (9.8%) in commercial business loans, $31.4 million (7.5%) in home equity lines of credit and other loans, and $6.7 million (1.6%) in construction loans. Total loans receivable at September 30, 2014 were comprised of $169.5 million (41.6%) in commercial real estate loans, $160.3 million (39.4%) in 1-4 family residential mortgage loans, $35.0 million (8.6%) in commercial business loans, $29.8 million (7.4%) in home equity lines of credit and other loans, and $12.2 million (3.0%) in construction loans.

Total non-performing loans decreased by $3.9 million to $5.9 million during the year ended September 30, 2015 from $9.8 million at September 30, 2014. At September 30, 2015, non-performing loans consisted of seventeen loans secured by 1-4 family residential mortgage properties totaling $2.3 million, four commercial real estate loans totaling $1.9 million, and three commercial business loans totaling $1.7 million. The ratio of non-performing loans to total loans was 1.4% at September 30, 2015 compared to 2.4% at September 30, 2014.

Once a loan is deemed non-performing, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $2.8 million to $2.3 million at September 30, 2015 from $5.1 million at September 30, 2014. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2015. Foreclosure of owner-occupied residential properties in the State of New Jersey can take several years. During the year ended September 30, 2015, Magyar Bank charged off $639,000 from these loans through a reduction of its allowance for loan loss and recovered $400,000 from a prior year charge-off. In addition, there were two troubled debt restructuring of loans secured by one-to four-family residential properties totaling $713,000 that were performing at their restructured terms at September 30, 2015.

There were no non-performing construction loans at September 30, 2015. The non-performing construction loans were $2.3 million at September 30, 2014. During the year ended September 30, 2015 Magyar Bank charged off $342,000 in non-performing construction loan balances through a reduction of its allowance for loan loss and recovered $37,000.

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

Non-performing commercial real estate loans decreased $276,000, or 12.7%, to $1.9 million at September 30, 2015 from $2.2 million at September 30, 2014. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2015. During the year ended September 30, 2015 Magyar Bank charged off $396,000 in non-performing commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans increased $1.4 million to $1.7 million at September 30, 2015 from $274,000 at September 30, 2014. Magyar Bank is determining the proper course of action to collect the principal outstanding on these loans which will include foreclosure proceedings for those loans secured by real estate. During the year ended September 30, 2015, Magyar Bank charged off $274,000 in non-performing commercial business loan balances through a reduction of its allowance for loan loss.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable decreased to 1.56% at September 30, 2015 from 2.45% at September 30, 2014. The allowance for loan losses increased $51,000 to $2.9 million, or 48.9% of non-performing loans, at September 30, 2015 compared with $2.8 million, or 29.0% of non-performing loans, at September 30, 2014. Provisions for loan loss during the year ended September 30, 2015 were $1.3 million while net charge-offs were $1.2 million, compared with a provision of $1.4 million and net charge-offs of $1.6 million for the prior year period. The allowance for loan losses was 0.68% and 0.70% of gross loans outstanding at September 30, 2015 and 2014, respectively.

Investment Securities. Investment securities decreased $2.4 million, or 3.9%, to $58.7 million at September 30, 2015 from $61.0 million at September 30, 2014. Investment securities at September 30, 2015 consisted of $50.0 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $5.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes and $686,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2015.

Securities available-for-sale decreased $6.0 million, or 49.8%, to $6.1 million at September 30, 2015 from $12.1 million at September 30, 2014. The decrease was the result of $5.4 million in sales and $734,000 in principal and premium amortization during the year.

Securities held-to-maturity increased $3.7 million, or 7.5%, to $52.6 million at September 30, 2015 from $48.9 million at September 30, 2014. The increase was the result of $9.7 million in security purchases, offset by $6.0 million in principal and premium amortization.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $304,000, or 2.9%, to $11.0 million at September 30, 2015 from $10.7 million at September 30, 2014. The increase in bank-owned life insurance was due to the increase in the cash surrender value of the existing policies.

Other Real Estate Owned. Other real estate owned decreased $1.2 million or 6.6%, to $16.1 million at September 30, 2015 from $17.3 million at September 30, 2014.

During the year ended September 30, 2015, the Company sold twenty properties totaling $6.4 million at a net gain of $60,000, invested $465,000 to complete or repair properties, and obtained title for seventeen properties totaling $4.9 million previously securing non-performing loans. In addition, the carrying values of properties were reduced by $143,000 from insurance proceeds, sales deposits, and valuation allowances. OREO at September 30, 2015 consisted of twenty-four residential properties (thirteen of which were leased), forty-five real estate lots approved for the construction of residential homes, five commercial real estate buildings, and one partially completed residential apartment property. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, selling the properties to a developer or completing partially completed homes for either rental or sale. At September 30, 2015, the Company had contracts of sale on seven properties with carrying values totaling $677,000.

Deposits. Total deposits increased $17.8 million, or 4.0%, to $466.3 million at September 30, 2015 from $448.5 million at September 30, 2014.

The Company’s deposit strategy during the year ended September 30, 2015 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to continue replacing higher-cost, single service time deposit account holders with non-interest bearing checking and savings account balances.

The increase in deposits during the twelve months ended September 30, 2015 occurred in savings account balances, which increased $25.1 million, or 38.5%. Partially offsetting the increase in savings account balances were decreases in certificates of deposit (including individual retirement accounts), which decreased $6.8 million, or 4.5%, and checking accounts (including money market accounts), which declined $488,000, or 0.2%. Deposits accounted for 84.7% of assets and 110.9% of net loans at September 30, 2015.

At September 30, 2015, the Company held $11.5 million in brokered certificates of deposit, reflecting a $2.4 million increase from September 30, 2014.

Borrowed Funds. Borrowings increased $1.1 million, or 4.3%, to $31.6 million, or 5.7% of assets at September 30, 2015 from $30.5 million at September 30, 2014. The Bank’s borrowings consisted of Federal Home Loan Bank of New York advances at September 30, 2015.

Stockholders’ Equity. Stockholders’ equity increased $737,000, or 1.6%, to $46.7 million at September 30, 2015 from $45.9 million at September 30, 2014. The increase in stockholders’ equity was attributable to the Company’s results of operations for the year ended September 30, 2015.

During the year ended September 30, 2015, the Company did not repurchase any shares of its common stock.

Comparison of Operating Results for the Years Ended September 30, 2015 and 2014

Net Income. The Company’s net income was $897,000 for the year ended September 30, 2015, reflecting a $323,000, or 56.3%, increase from $574,000 for the year ended September 30, 2014. The increase in net income was attributable to higher net interest and dividend income, which increased $171,000, and other income, which increased $553,000, between the annual periods. Provisions for loan loss for the twelve months ended September 30, 2015 decreased $123,000 to $1.3 million, but were offset by higher non-interest expenses, which increased $296,000 to $15.7 million.

The Company’s net interest margin declined by 1 basis point to 3.37% for the quarter ended September 30, 2015 compared to 3.38% for the quarter ended September 30, 2014. For the year ended September 30, 2015, the net interest margin remained 3.35% from the prior year period. The Company was able to offset lower yields on earning assets during the year with lower costing interest bearing liabilities.

Net Interest and Dividend Income. Net interest and dividend income increased $171,000, or 1.1%, to $16.2 million during the year ended September 30, 2015 from $16.1 million during the year ended September 30, 2014. Total interest and dividend income decreased $93,000, or 0.5%, to $19.4 million for the year ended September 30, 2015 from $19.5 million for the year ended September 30, 2014 while interest expense decreased $264,000, or 7.6%, to $3.2 million for the year ended September 30, 2015 from $3.5 million for the year ended September 30, 2014.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2015 and 2014 and 2013. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$11,432	$84	0.74%	$6,907	$30	0.44%	$13,877	$38	0.28%
Loans receivable, net	412,718	17,987	4.36%	405,799	18,006	4.44%	390,453	17,988	4.61%
Securities
Taxable	58,343	1,283	2.20%	64,124	1,401	2.18%	62,064	1,542	2.48%
Tax-exempt (1)	—	—	0.00%	3	—	9.02%	18	1	9.06%
FHLB of NY stock	1,994	83	4.17%	2,278	93	4.08%	2,375	105	4.43%
Total interest-earning assets	484,487	19,437	4.01%	479,111	19,530	4.08%	468,787	19,674	4.20%
Noninterest-earning assets	52,691			53,382			54,660
Total assets	$537,178			$532,493			$523,447

Interest-bearing liabilities:
Savings accounts (2)	$80,782	$505	0.63%	$53,227	$127	0.24%	$54,306	$129	0.24%
NOW accounts (3)	146,363	415	0.28%	145,549	346	0.24%	147,144	465	0.32%
Time deposits (4)	137,731	1,526	1.11%	154,150	1,948	1.26%	159,550	2,457	1.54%
Total interest-bearing deposits	364,876	2,446	0.67%	352,926	2,421	0.69%	361,000	3,051	0.84%
Borrowings	31,613	750	2.37%	38,859	1,039	2.67%	40,905	1,301	3.18%
Total interest-bearing liabilities	396,489	3,196	0.81%	391,785	3,460	0.88%	401,905	4,352	1.08%
Noninterest-bearing liabilities	93,744			94,823			76,468
Total liabilities	490,233			486,608			478,373
Retained earnings	46,945			45,979			45,074
Total liabilities and retained earnings	$537,178			$532,587			$523,447

Net interest and dividend income		$16,241			$16,070			$15,322
Interest rate spread			3.20%			3.20%			3.12%
Net interest-earning assets	$87,998			$87,326			$66,882
Net interest margin (5)			3.35%			3.35%			3.27%
Average interest-earning assets to average interest-bearing liabilities	122.19%			122.29%			116.64%

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

	September 30,
	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$26	$28	$54	$(25)	$17	$(8)
Loans	306	(325)	(19)	694	(676)	18
Securities
Taxable	(130)	12	(118)	50	(191)	(141)
Tax-exempt (1)	(0)	0	—	(1)	(0)	(1)
FHLB of NY stock	(12)	2	(10)	(4)	(8)	(12)
Total interest-earning assets	191	(284)	(93)	714	(858)	(144)

Interest-bearing liabilities:
Savings accounts (2)	91	287	378	(2)	0	(2)
NOW accounts (3)	2	67	69	(5)	(114)	(119)
Time deposits (4)	(199)	(223)	(422)	(80)	(429)	(509)
Total interest-bearing deposits	(106)	131	25	(87)	(543)	(630)
Borrowings	(180)	(109)	(289)	(62)	(200)	(262)
Total interest-bearing liabilities	(286)	22	(264)	(149)	(743)	(892)

Increase (decrease) in tax equivalent
net interest income	$477	$(306)	171	$864	$(116)	748
Change in tax-equivalent basis adjustment			—			—

Increase in net interest income			$171			$748

(1) Calculated using 34% tax rate.

(2) Includes passbook savings, money market passbook and club accounts.

(3) Includes interest-bearing checking and money market accounts.

(4) Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income decreased $93,000, or 0.5%, to $19.4 million for the year ended September 30, 2015 from $19.5 million for the year ended September 30, 2014. The average balance of interest-earnings assets increased $5.4 million, or 1.1%, to $484.5 million from $479.1 million between the two periods while the yield on the assets fell 7 basis points to 4.01% for the year ended September 30, 2015 from 4.08% for the same period prior year.

Interest income on loans decreased $19,000, or 0.1%, to $18.0 million for the year ended September 30, 2015, while the average balance of loans increased $6.9 million, or 1.7%, to $412.7 million from $405.8 million. The average yield on such loans decreased 8 basis points to 4.36% from 4.44%. The decline in yield on loans reflected the lower interest rate environment for loans during the year ended September 30, 2015.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased $64,000, or 4.5%, to $1.37 million for the year ended September 30, 2015 from $1.43 million for the prior year. The decrease was primarily due to a $1.3 million decrease in the average balance of investment securities and the interest earning deposits to $69.8 million from $71.0 million from the prior year, and a 5 basis point decrease in the average yield on securities to 1.96% from 2.01%. The decline in the yield on investment securities and the interest earning deposits reflected the lower interest rate environment during the year ended September 30, 2015.

Interest Expense. Interest expense decreased $264,000, or 7.6%, to $3.2 million for the year ended September 30, 2015 from $3.5 million for the year ended September 30, 2014. The average balance of interest-bearing liabilities increased $4.7 million, or 1.2%, to $396.5 million from $391.8 million between the two periods while the cost of such liabilities fell 7 basis points to 0.81% for the year ended September 30, 2015 from 0.88% for the same period prior year.

The average balance of interest-bearing deposits increased $12.0 million, or 3.4%, to $364.9 million for the year ended September 30, 2015 from $352.9 million for the prior year while the average cost of such deposits decreased 2 basis points to 0.67% from 0.69%. Interest expense on average deposits increased $25,000, or 1.0%, to $2.4 million for the year ended September 30, 2015.

Interest expense on advances and securities sold under agreements to repurchase decreased $289,000, or 27.8%, to $750,000 for the year ended September 30, 2015 from $1.0 million for the year ended September 30, 2014. The average cost of borrowings decreased 30 basis points to 2.37% for the year ended September 30, 2015 from 2.67% for the year ended September 30, 2014. The average balance of advances and securities sold under agreements to repurchase decreased $7.3 million to $31.6 million for the year ended September 30, 2015 from $38.9 million for the year ended September 30, 2014.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $1.3 million for the year ended September 30, 2015 compared with a $1.4 million provision for the prior year.

Provisions for loan loss for the year ended September 30, 2015 decreased $123,000 from the prior year due to lower levels of net charge-offs. Net loan charge-offs totaled $1.2 million for the year ended September 30, 2015 compared to $1.6 million for the year ended September 30, 2014. The charge-offs resulted from updated valuations of collateral securing impaired loans.

Total non-performing and performing restructured loans decreased $3.4 million, or 33.7%, to $6.6 million at September 30, 2015 from $10.0 million at September 30, 2014. Excluding troubled debt restructurings, non-performing loans decreased $3.9 million, or 39.7%, to $5.9 million from $9.8 million. The allowance for loan losses increased $51,000 to $2.9 million, or 0.68% of gross loans outstanding at September 30, 2015, from $2.8 million, or 0.70% of gross loans outstanding at September 30, 2014. The increase in the allowance for loan losses during the year ended September 30, 2015 was attributable to charge-offs totaling $1.7 million, offset by provisions for loan loss of $1.3 million and recoveries totaling $437,000.

Other Income. Non-interest income increased $553,000, or 38.5%, to $2.0 million during the year ended September 30, 2015 compared to $1.4 million for the year ended September 30, 2014.

Non-interest income increased from higher gains on sales of assets, which were $584,000 for the twelve months ended September 30, 2015 compared with $199,000 for the twelve months ended September 30, 2014 and higher service charge income, which increased $208,000 from higher loan modification fees and prepayment penalties during the current year.

The Company’s gains on sales of loans increased $379,000 to $542,000 for the year ended September 30, 2015 from $163,000 for the year ended September 30, 2014. The Company’s gains from the sales of investment securities increased $6,000 to $42,000 for the year ended September 30, 2015 from $36,000 for the year ended September 30, 2014.

Other Expenses. Other expenses increased $296,000, or 1.9%, to $15.7 million for the year ended September 30, 2015 compared to $15.4 million for the year ended September 30, 2014 due to higher compensation and benefit expenses and other expenses. Compensation and employee benefit expense increased $436,000, or 5.7%, to $8.1 million during the twelve months ended September 30, 2015 from $7.7 million for the twelve months ended September 30, 2014 due to annual merit increases for employees, a 1% increase in Company’s 401(k) match to 2% of eligible compensation, and higher incentive program expenses. Other expenses increased $238,000 primarily due to the settlement of a lawsuit with the Company’s former President & CEO that resulted in a net charge of $135,000.

Professional fees increased $38,000, or 3.7%, to $1.1 million during the twelve months ended September 30, 2015 from $1.0 million for the twelve months ended September 30, 2014.

Loan servicing expenses decreased $214,000, or 43.7%, to $276,000 during the twelve months ended September 30, 2015 from $490,000 for the twelve months ended September 30, 2014 due to lower non-performing loan expenses, such as payments of real estate taxes.

OREO expenses, which include real estate taxes, property and casualty insurance, utilities, and general maintenance expenses on properties obtained by foreclosure of real estate previously securing non-performing loans, decreased $116,000, or 20.6%, to $447,000 for the year ended September 30, 2015 from $563,000 for the prior year period.

Income Tax Expense. The Company recorded tax expense of $413,000 for the year ended September 30, 2015 compared with tax expense of $185,000 for the year ended September 30, 2014. The increase in income tax expense was due to a $323,000 increase in net income for the current year period. The Company’s effective tax rates were 31.5% and 24.4% for the years ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate for 2015 compared to 2014 was the result of a lower tax-free income, primarily increases in the cash surrender value of Bank owned life insurance, as a percentage of taxable income for the current year.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2015, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Increase
Interest rates	Estimated	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$15,949	$(60)	-0.37%	$16,246	$441	2.79%
Unchanged	16,009	—	—	15,805	—	—
-100	15,175	(834)	-5.21%	14,632	(1,173)	-7.42%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2015, our liquidity ratio was 8.5% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $18.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $6.1 million at September 30, 2015. At September 30, 2015, we also had the ability to borrow $81.3 million from the Federal Home Loan Bank of New York. On that date, we had an aggregate of $31.6 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our Financial Statements.

At September 30, 2015, we had $9.5 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $45.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2016 totaled $64.5 million, or 13.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, that based on past experience a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. We originated $75.6 and $59.0 million of loans and purchased $9.7 million and $8.5 million of investment securities for the years ended September 30, 2015 and 2014, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $17.8 million for the year ended September 30, 2015 and a net decrease in total deposits of $4.9 million for the year ended September 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. Federal Home Loan Bank advances totaled $31.6 million and $25.5 million at September 30, 2015 and September 30, 2014, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, including a commitment to maintain capital at or above the well capitalized level (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2015, Magyar Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.39% and the total qualifying capital as a percentage of risk-weighted assets was 12.47%.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
September 30, 2015	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Federal Home Loan Bank advances	$2,260	$10,100	$19,234	$—	$31,594
Operating leases	588	1,255	1,295	3,715	6,853
Total	$2,848	$11,355	$20,529	$3,715	$38,447

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Clark, New Jersey

December 18, 2015

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,
	2015	2014

Assets
Cash	$1,081	$1,205
Interest earning deposits with banks	17,027	9,053
Total cash and cash equivalents	18,108	10,258

Investment securities - available for sale, at fair value	6,064	12,070
Investment securities - held to maturity, at amortized cost (fair value of
$53,248 and $48,822 at September 30, 2015 and 2014, respectively)	52,614	48,963
Federal Home Loan Bank of New York stock, at cost	2,025	1,761
Loans receivable, net of allowance for loan losses of $2,886 and $2,835 at
September 30, 2015 and 2014, respectively	420,596	404,195
Bank owned life insurance	10,962	10,658
Accrued interest receivable	1,703	1,672
Premises and equipment, net	17,818	18,580
Other real estate owned ("OREO")	16,192	17,342
Other assets	4,483	4,931

Total assets	$550,565	$530,430

Liabilities and Stockholders' Equity
Liabilities
Deposits	$466,269	$448,451
Escrowed funds	1,301	1,157
Federal Home Loan Bank of New York advances	31,594	25,500
Securities sold under agreements to repurchase	—	5,000
Accrued interest payable	102	119
Accounts payable and other liabilities	4,630	4,271

Total liabilities	503,896	484,498

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,819,494 and 5,815,444 shares outstanding
at September 30, 2015 and 2014, respectively	59	59
Additional paid-in capital	26,275	26,295
Treasury stock: 104,248 and 108,298 shares at
September 30, 2015 and 2014, respectively. at cost	(1,166)	(1,211)
Unearned Employee Stock Ownership Plan shares	(752)	(877)
Retained earnings	23,252	22,382
Accumulated other comprehensive loss	(999)	(716)

Total stockholders' equity	46,669	45,932

Total liabilities and stockholders' equity	$550,565	$530,430

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Year
	Ended September 30,
	2015	2014

Interest and dividend income
Loans, including fees	$17,987	$18,006
Investment securities
Taxable	1,367	1,431
Federal Home Loan Bank of New York stock	83	93

Total interest and dividend income	19,437	19,530

Interest expense
Deposits	2,446	2,421
Borrowings	750	1,039

Total interest expense	3,196	3,460
Net interest and dividend income	16,241	16,070

Provision for loan losses	1,264	1,387
Net interest and dividend income after
provision for loan losses	14,977	14,683

Other income
Service charges	981	773
Income on bank owned life insurance	304	316
Other operating income	121	149
Gains on sales of loans	542	163
Gains on sales of investment securities	42	36

Total other income	1,990	1,437

Other expenses
Compensation and employee benefits	8,140	7,704
Occupancy expenses	2,834	2,879
Professional fees	1,069	1,031
Data processing expenses	520	576
OREO expenses	447	563
FDIC deposit insurance premiums	721	716
Loan servicing expenses	276	490
Insurance expense	235	225
Other expenses	1,415	1,177
Total other expenses	15,657	15,361
Income before income tax expense	1,310	759
Income tax expense	413	185
Net income	$897	$574

Net income per share-basic and diluted	$0.15	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the year
	Ended September 30,
	2015	2014

Net income	$897	$574
Other comprehensive income
Net unrealized gain on
securities available for sale	229	105
Realized gains on sales of securities
available for sale	(42)	(36)
Defined benefit pension plan	(670)	(200)
Other comprehensive loss, before tax	(483)	(131)
Deferred income tax effect	200	53
Total other comprehensive loss	(283)	(78)
Total comprehensive income	$614	$496

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Year Ended September 30, 2015 and 2014

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2013	5,811,394	$59	$26,322	$(1,256)	$(1,002)	$21,835	$(638)	$45,320
Net income	—	—	—	—	—	574	—	574
Other comprehensive loss	—	—	—	—	—	—	(78)	(78)
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(27)	—	125	—	—	98
Stock-based compensation expense	—	—	18	—	—	—	—	18
Balance, September 30, 2014	5,815,444	$59	$26,295	$(1,211)	$(877)	$22,382	$(716)	$45,932
Net income	—	—	—	—	—	897	—	897
Other comprehensive loss	—	—	—	—	—	—	(283)	(283)
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(14)	—	125	—	—	111
Stock-based compensation expense	—	—	12	—	—	—	—	12
Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2015	2014

Operating activities
Net income	$897	$574
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	845	919
Premium amortization on investment securities, net	245	299
Provision for loan losses	1,264	1,387
Provision for loss on other real estate owned	66	199
Proceeds from the sales of loans	9,722	4,084
Gains on sale of loans	(542)	(163)
Gains on sales of investment securities	(42)	(36)
Gains on the sales of other real estate owned	(61)	(23)
ESOP compensation expense	111	98
Stock-based compensation expense	12	18
Deferred income tax expense	403	170
(Increase) decrease in accrued interest receivable	(31)	80
Increase in surrender value bank owned life insurance	(304)	(316)
Decrease in other assets	246	46
Decrease in accrued interest payable	(17)	(22)
Decrease in accounts payable and other liabilities	(311)	(1,750)
Net cash provided by operating activities	12,503	5,564

Investing activities
Net increase in loans receivable	(25,855)	(10,476)
Purchases of loans receivable	(5,840)	(6,940)
Purchases of investment securities held to maturity	(9,700)	(6,455)
Purchases of investment securities available for sale	—	(2,053)
Sales of investment securities held to maturity	—	3,036
Sales of investment securities available for sale	5,421	—
Principal repayments on investment securities held to maturity	5,884	6,855
Principal repayments on investment securities available for sale	734	5,721
Purchases of premises and equipment	(83)	(138)
Proceeds from the sale of premises and equipment	—	1,519
Investment in other real estate owned	(465)	(67)
Proceeds from the sale of other real estate owned	6,459	2,017
(Redemption) purchase of Federal Home Loan Bank stock	(264)	221
Net cash used by investing activities	(23,709)	(6,760)

Financing activities
Net increase (decrease) in deposits	17,818	(4,877)
Net increase in escrowed funds	144	139
Proceeds from long-term advances	11,094	7,100
Repayments of long-term advances	(5,000)	(8,700)
Repayments of securities sold under agreements to repurchase	(5,000)	—
Net cash provided (used) by financing activities	19,056	(6,338)
Net increase (decrease) in cash and cash equivalents	7,850	(7,534)

Cash and cash equivalents, beginning of period	10,258	17,792

Cash and cash equivalents, end of period	$18,108	$10,258

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,214	$3,481
Income taxes	$14	$9
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$4,850	$4,713

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,619,044, or 44.2%, are held by public stockholders and 104,248, or 1.76%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, Inc. and Magyar Bancorp, MHC are subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

The Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s administrative offices are located in New Brunswick, New Jersey. The Bank has six branch offices which are located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and Edison, New Jersey. The Bank’s savings deposits are insured by the “FDIC” through the Deposit Insurance Fund (DIF); also, the Bank is a member of the Federal Home Loan Bank of New York.

MagBank Investment Company, a New Jersey investment corporation subsidiary of the Bank, was formed on August 15, 2006 for the purpose of buying, selling and holding investment securities.

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing the Bank’s new main office. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site.

Magyar Service Corporation, a New Jersey corporation, is a wholly owned, non-bank subsidiary of the Bank. Magyar Service Corporation, which also operates under the name Magyar Financial Services, receives commissions from annuity and life insurance sales referred to a licensed, non-bank financial planner.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and its wholly-owned subsidiaries MagBank Investment Company, Magyar Service Corporation, and Hungaria Urban Renewal, LLC. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

3. Investment Securities

The Company classifies its investment securities into one of three portfolios: held to maturity, available for sale or trading. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as either trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“AOCI”) component of stockholders’ equity.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance. The Company accounts for temporary impairments based upon security classification as either available for sale, held to maturity or trading. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through AOCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic consolidated financial statements. The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis. However, the Company maintained no securities in trading portfolios at or during the periods presented in these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

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

September 30, 2015 and 2014

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

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. The Company may continue to recognize interest income on impaired loans where there is no confirmed loss.

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2015 and 2014.

6. Derivative Contracts

Derivative contracts are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of related income tax effects. Gains and losses on derivative contracts are recognized upon realization utilizing the specific identification method.

As required by US GAAP, the Company recognizes all derivatives as either assets or liabilities in its Consolidated Balance Sheets and measures those instruments at fair value.

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

September 30, 2015 and 2014

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

The Company follows the provisions of FASB ASC Topic 740, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2015 and 2014, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the years ended September 30, 2015 and 2014. The tax years subject to examination by the taxing authorities are the years ended September 30, 2010 and forward.

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

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations. All stock options were anti-dilutive at September 30, 2015 and 2014.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

	For the Years Ended September 30,
	2015			2014
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic EPS
Net income available to common shareholders	$897	5,818,712	$0.15	$574	5,814,960	$0.10
Effect of dilutive securities
Options and grants	—	215	—	—	934	—
Diluted EPS
Net income available to common shareholders plus assumed conversion	$897	5,818,927	$0.15	$574	5,815,894	$0.10

11. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income, as well as the related income tax effects, for the years ended September 30, 2015 and 2014 were as follows:

	September 30,
	2015			2014
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(Dollars in thousands)
Unrealized holding gains (losses) arising
during period on:
Available-for-sale investments	$229	$(85)	$144	$105	$(41)	$64
Less reclassification adjustment for net gains
realized on available-for-sale investments (a) (b)	(42)	17	(25)	(36)	14	(22)
Defined benefit pension plan	(670)	268	(402)	(200)	80	(120)
Other comprehensive loss, net	$(483)	$200	$(283)	$(131)	$53	$(78)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations

The components of accumulated other comprehensive loss at September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(Dollars in thousands)

Available-for-sale investments	$47	$(72)
Defined benefit pension plan	(1,046)	(644)
Total accumulated other comprehensive loss	$(999)	$(716)

12.	Bank-Owned Life Insurance

The Company has purchased Bank-Owned Life Insurance policies (“BOLI”). BOLI involves the purchasing of life insurance by the Company on directors and executive officers. The proceeds are used to help defray the costs of non-qualified compensation plans. The Company is the owner and beneficiary of the policies. BOLI is recorded on the Consolidated Balance Sheets at its cash surrender value and changes in the cash surrender value are recorded in other income in the Consolidated Statement of Operations.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

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

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  The Company does not expect the impact of the updated guidance to have a material impact on its consolidated financial statements.

In May 2014, FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The Company does not expect the impact of the updated guidance to have a material impact on its consolidated financial statements.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

ASC 718 also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the Consolidated Statements of Operations to correspond with the same line item as the cash compensation paid.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the two-year period ended September 30, 2015:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2013	188,276	$14.61	3.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2014	188,276	14.61	2.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2015	188,276	$14.61	1.4 years	$—

Exercisable at September 30, 2015	188,276	$14.61	1.4 years	$—

No stock options were granted or exercised during the years ended September 30, 2015 and 2014.

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2015 and 2014, and changes during those years:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2013	9,352	$4.42
Granted	—	—
Vested	(4,050)	4.44
Forfeited	—	—
Balance at September 30, 2014	5,302	4.41
Granted	—	—
Vested	(4,050)	4.50
Forfeited	—	—
Balance at September 30, 2015	1,252	$4.30

There were no stock option expenses for the year ended September 30, 2015, and 2014. Stock award expenses included with compensation expense were $12,000 and $18,000 for the years ended September 30, 2015, and 2014, respectively. The Company had no other stock-based compensation plans as of September 30, 2015 except as disclosed below.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. Pursuant to the second repurchase program, the Company had repurchased 81,000 shares of its common stock at an average cost of $8.33 per share through September 30, 2015, leaving 48,924 shares available for repurchase. One of the Company’s intended uses of the repurchased shares is to satisfy awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime (3.25% at September 30, 2015) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans”. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $111,000 and $98,000 for years ended September 30, 2015 and 2014, respectively.

The following table presents the components of the ESOP shares as of September 30, 2015:

Unreleased shares at September 30, 2014	89,427
Shares released for allocation during the year ended September 30, 2015	(12,445)
Unreleased shares at September 30, 2015	76,982
Total released shares	140,881

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2015 was approximately $754,000.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

NOTE D - INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,839	$82	$(7)	$5,914
Private label mortgage-backed securities-residential	151	—	(1)	150
Total securities available for sale	$5,990	$82	$(8)	$6,064

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,414	$156	$(99)	$5,471
Mortgage-backed securities - commercial	1,101	—	(2)	1,099
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	37,563	647	(67)	38,143
Debt securities	5,000	2	(25)	4,977
Private label mortgage-backed securities - residential	536	1	(1)	536
Corporate securities	3,000	22	—	3,022
Total securities held to maturity	$52,614	$828	$(194)	$53,248

	At September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,294	$1	$—	$1,295
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,485	39	(155)	10,369
Private label mortgage-backed securities-residential	404	3	(1)	406
Total securities available-for-sale	$12,183	$43	$(156)	$12,070

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

	At September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,308	$223	$(139)	$7,392
Mortgage-backed securities - commercial	1,168	—	—	1,168
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	36,894	413	(507)	36,800
Debt securities	3,000	—	(152)	2,848
Private label mortgage-backed securities - residential	593	25	(4)	614
Total securities held-to-maturity	$48,963	$661	$(802)	$48,822

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2015 are summarized in the following table:

September 30, 2015
(Dollars in thousands)
	Amortized	Fair
	Cost	Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential(1)	5,990	6,064
Commercial	—	—
Total	$5,990	$6,064

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $5.8 million and a fair value of $5.9 million for obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Also included are residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $151,000 and fair value of $150,000.

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2015 are summarized in the following table:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

	September 30, 2015
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	3,000	2,996
Due after 10 years	5,000	5,003
Total debt securities	8,000	7,999

Mortgage backed securities:
Residential(1)	43,513	44,150
Commercial(2)	1,101	1,099
Total	$52,614	$53,248

(1)	Held-to-maturity mortgage-backed securities – residential include an amortized cost of $5.4 million and a fair value of $5.5 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $37.6 million and a fair value of $38.1 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $536,000 and a fair value of $536,000.

(2)	Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $1.1 million and a fair value of $1.1 million for obligations of U.S. government agencies issued by the Small Business Administration.

There were sales of $5.4 million and $0 from the available-for-sale portfolios during the years ended September 30, 2015 and 2014, respectively. The gross gains on sales of the available-for-sale securities totaled $42,000 and $36,000 for the year ended September 30, 2015 and 2014, respectively.

There were $0 and $3.0 million in sales of securities from the held-to-maturity portfolios during the years ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and 2014, securities having an estimated fair value of approximately $27.0 million and $25.2 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2015 and 2014 are as follows:

		September 30, 2015
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,254	$(99)	$2,254	$(99)
Mortgage-backed securities - commercial	1	1,099	(2)	—	—	1,099	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	7	4,424	(34)	8,688	(40)	13,112	(74)
Debt securities	1	—	—	1,975	(25)	1,975	(25)
Private label mortgage-backed securities residential	2	—	—	223	(2)	223	(2)
Total	14	$5,523	$(36)	$13,140	$(166)	$18,663	$(202)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

		September 30, 2014
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities- residential	3	$—	$—	$2,918	$(139)	$2,918	$(139)
Mortgage-backed securities - commercial	1	—	—	1,168	—	1,168	—
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities- residential	20	12,114	(80)	19,960	(582)	32,074	(662)
Debt securities	3	—	—	2,848	(152)	2,848	(152)
Private label mortgage-backed securities- residential	2	20	(1)	273	(4)	293	(5)
Total	29	$12,134	$(81)	$27,167	$(877)	$39,301	$(958)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2015 and 2014.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,	September 30,
	2015	2014
	(Dollars in thousands)

One-to four-family residential	$169,781	$160,335
Commercial real estate	173,864	169,449
Construction	6,679	12,232
Home equity lines of credit	21,176	19,366
Commercial business	41,485	35,035
Other	10,305	10,396
Total loans receivable	423,290	406,813
Net deferred loan costs	192	217
Allowance for loan losses	(2,886)	(2,835)

Total loans receivable, net	$420,596	$404,195

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $4.6 million and $4.0 million at September 30, 2015 and 2014, respectively. Total principal additions were approximately $1.9 million and $0 at September 30, 2015 and 2014, respectively. Total principal repayments were approximately $1.3 million and $983,000 for the year ended September 30, 2015 and 2014, respectively.

At September 30, 2015 and 2014, the Company was servicing loans for others amounting to approximately $32.8 million and $28.3 million, respectively. The Company held mortgage servicing rights in the amount of $132,000 and $175,000 at September 30, 2015 and 2014, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $130,000 and $155,000 at September 30, 2015 and 2014, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

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

Once the determination has been made that a loan is impaired, the recorded investment in the loan is compared to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s current observable market price; or (c) the fair value of the collateral securing the loan, less anticipated selling and disposition costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. If there is a shortfall between the fair value of the loan and the recorded investment in the loan, the Company charges the difference to the allowance for loan loss as a charge-off and carries the impaired loan on its books at fair value. It is the Company’s policy to evaluate impaired loans on an annual basis to ensure the recorded investment in a loan does not exceed its fair value.

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2015	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,017	$3,017	$3,134
Commercial real estate	—	—	5,447	5,447	6,556
Construction	—	—	—	—	—
Home equity lines of credit	—	—	417	417	521
Commercial business	1,690	201	66	1,756	1,756
Total impaired loans	$1,690	$201	$8,947	$10,637	$11,967

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

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

The average recorded investment in impaired loans was $14.8 million and $22.4 million for the years ended September 30, 2015 and 2014, respectively. During the years ended September 30, 2015 and 2014, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2015
One-to four-family residential	$166,846	$—	$2,935	$—	$169,781
Commercial real estate	169,239	210	3,309	1,106	173,864
Construction	2,468	—	4,211	—	6,679
Home equity lines of credit	19,436	—	1,740	—	21,176
Commercial business	39,764	—	1,721	—	41,485
Other	10,305	—	—	—	10,305
Total	$408,058	$210	$13,916	$1,106	$423,290

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2014
One-to four-family residential	$153,878	$—	$6,457	$—	$160,335
Commercial real estate	158,501	6,179	3,663	1,106	169,449
Construction	6,110	—	6,122	—	12,232
Home equity lines of credit	17,209	—	2,157	—	19,366
Commercial business	34,725	—	310	—	35,035
Other	10,396	—	—	—	10,396
Total	$380,819	$6,179	$18,709	$1,106	$406,813

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2015
One-to four-family residential	$166,993	$—	$730	$2,058	$2,788	$2,058	$169,781
Commercial real estate	171,969	—	—	1,895	1,895	1,895	173,864
Construction	6,679	—	—	—	—	—	6,679
Home equity lines of credit	20,921	—	—	255	255	255	21,176
Commercial business	39,777	—	19	1,689	1,708	1,689	41,485
Other	10,305	—	—	—	—	—	10,305
Total	$416,644	$—	$749	$5,897	$6,646	$5,897	$423,290

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2014
One-to four-family residential	$155,825	$75	$256	$4,179	$4,510	$4,179	$160,335
Commercial real estate	166,360	—	918	2,171	3,089	2,171	169,449
Construction	9,954	—	—	2,278	2,278	2,278	12,232
Home equity lines of credit	18,483	—	—	883	883	883	19,366
Commercial business	33,105	1,600	56	274	1,930	274	35,035
Other	10,396	—	—	—	—	—	10,396
Total	$394,123	$1,675	$1,230	$9,785	$12,690	$9,785	$406,813

The amount of interest income not recognized on non-accrual loans was approximately $356,000 and $638,000 for the years ended September 30, 2015 and 2014, respectively. At September 30, 2015 and September 30, 2014, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

September 30, 2015 and 2014

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

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2015 and 2014:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Charge-offs	(176)	(397)	(342)	(461)	(274)	(1)	—	(1,651)
Recoveries	400	—	38	—	—	—	—	438
Provision	(231)	502	(27)	452	600	(2)	(30)	1,264
Balance-September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2013	$844	$852	$604	$125	$452	$9	$127	$3,013
Charge-offs	(665)	—	(189)	(75)	(804)	—	—	(1,733)
Recoveries	52	—	113	—	3	—	—	168
Provision	171	(26)	256	12	992	—	(18)	1,387
Balance-September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2015 and September 30, 2014:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Individually evaluated
for impairment	—	—	—	—	201	—	—	201
Collectively evaluated
for impairment	395	931	453	53	768	6	79	2,685

Loans receivable:
Balance - September 30, 2015	$169,781	$173,864	$6,679	$21,176	$41,485	$10,305	$—	$423,290
Individually evaluated
for impairment	3,017	5,447	—	417	1,756	—	—	10,637
Collectively evaluated
for impairment	166,764	168,417	6,679	20,759	39,729	10,305		412,653

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Individually evaluated
for impairment	42	—	332	—	11	—	—	385
Collectively evaluated
for impairment	360	826	452	62	632	9	109	2,450

Loans receivable:
Balance - September 30, 2014	$160,335	$169,449	$12,232	$19,366	$35,035	$10,396	—	$406,813
Individually evaluated
for impairment	8,723	5,046	2,278	829	342	—	—	17,218
Collectively evaluated
for impairment	151,612	164,403	9,954	18,537	34,693	10,396		389,595

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

The Bank modified two loans considered to be TDRs during the year ended September 30, 2015. The following tables summarize the TDRs during the twelve month periods ended September 30, 2015 and 2014:

	Year Ended September 30, 2015
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	2	$650	$713

Total	2	$650	$713

	Year Ended September 30, 2014
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$193	$193

Total	1	$193	$193

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the year ended September 30, 2015, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

The Company held interest-only mortgage loans with principal balances of $12.6 million and $16.3 million at September 30, 2015 and 2014, respectively. The average interest-only term on these loans is 10 years at which time these loans reset to fully amortize over 20 years, on average. As these loans are collateralized by residential real estate with an average original loan-to-value of 71.44%, management does not anticipate any losses on these loans as of September 30, 2015.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings was $93.9 million and $94.2 million as of September 30, 2015 and 2014, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2015	2014
	(Dollars in thousands)
Loans	$1,543	$1,517
Investment securities	57	32
Mortgage-backed securities	103	123
Total accrued interest receivable	$1,703	$1,672

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2015	2014
		(Dollars in thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	21,449	21,416
Furniture, fixtures and equipment	5-10 years	2,828	2,778
		28,088	28,005
Less accumulated depreciation		(10,270)	(9,425)
		$17,818	$18,580

For the years ended September 30, 2015 and 2014, depreciation expense included in occupancy expense amounted to approximately $845,000 and $919,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. During the period of construction, the Company had leased the land and building from the entity. The lease payments were structured to equal the debt service on the loans plus a nominal fee. The lease agreement contained an irrevocable purchase option allowing the Company to purchase the land and building from this entity for the aggregated outstanding indebtedness. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2015, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $10.3 million, and $0 of land, building, furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2014, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $10.7 million, and $104,000 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $16.2 million of real estate owned properties at September 30, 2015 and $17.3 million at September 30, 2014. The Company incurred write-downs totaling $66,000 and $199,000 on these properties for the years ended September 30, 2015 and 2014; these amounts were carried as valuation allowances at September 30, 2015 and 2014, respectively. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2015	2014
	(Dollars in thousands)
Demand accounts	$87,915	$84,306
Savings accounts	90,196	65,123
NOW accounts	41,457	47,029
Money market accounts	103,593	102,118
Certificate of deposit	122,088	126,661
Retirement accounts	21,020	23,214
	$466,269	$448,451

The aggregate amount of deposit accounts with a minimum denomination of $100,000 was approximately $362.6 million and $299.2 million at September 30, 2015 and 2014, respectively. The aggregate amount of certificate deposits with balance of $100,000 or more was $86.0 million at September 30, 2015 and $91.0 million at September 30, 2014.

At September 30, 2015, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2016	$64,517
2017	26,594
2018	18,299
2019	27,913
2020 and after	5,785
$143,108

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (FHLBNY) advances at September 30, 2015 and September 30, 2014 totaled approximately $31.6 million and $25.5 million, respectively. The weighted average interest rate on advances outstanding at September 30, 2015 and 2014 were 2.38% and 2.77%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans and investment securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2015 mature as follows (in thousands):

Year Ending September 30,
2016	$2,260
2017	5,000
2018	5,100
2019	8,940
2020	10,294
Thereafter	—
$31,594

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2015 and 2014, the Company had available credit from the FHLBNY totaling $39.8 million and $50.4 million, respectively. Information concerning short-term arrangements with the FHLBNY is summarized as follows:

	September 30,
	2015	2014
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$2,958	$5,763
Maximum month-end balance during the year	$18,500	$19,000
Average interest rate during the year	0.37%	0.28%

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company had repurchase agreements of $0 and $5.0 million outstanding at September 30, 2015 and September 30, 2014, respectively. The interest rate was 3.83%, and matured in December 2014.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2015 were $9.7 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2014 were $4.1 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2015 and 2014, the Company was servicing such sold loans in the amount of $13.8 million and $16.0 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in mortgage servicing rights during the years ended September 30, 2015 and 2014 are summarized as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

	September 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$175	$229
Origination of mortgage servicing rights	20	—
Amortization	(63)	(54)
Ending balance	$132	$175

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the Consolidated Balance Sheets.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2015 and 2014, we were servicing SBA loans sold in the amount of $14.6 million and $9.5 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2015 and 2014:

	September 30,
	2015	2014
	(Dollars in thousands)

Current	$10	$15
Deferred	403	170
Total income tax expense	$413	$185

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2015 and 2014 is as follows:

	September 30,
	2015	2014
	(Dollars in thousands)

Income tax expense at statutory rate	$445	$258
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	69	39
Tax-exempt income, net	(99)	(103)
Nondeductible expenses	3	3
Employee stock ownership plan	(7)	(12)
Other, net	2	—
Total income tax expense	$413	$185

The major sources of temporary differences and their deferred tax effect at September 30, 2015 and 2014 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

	September 30,
	2015	2014
	(Dollars in thousands)

Allowance for loan losses	$1,153	$1,132
Deferred loan fees	448	1,057
Employee benefits	168	234
Charitable contributions	14	—
Net operating losses	1,938	1,841
Alternative minimum tax credit	243	241
Unrealized loss, minimum pension liability	696	348
Net unrealized loss, investment securities available-for-sale	—	41
OREO	307	426
Straight line rent	163	141
Gross deferred tax asset	5,130	5,461

Depreciation	(1,506)	(1,574)
Discount accretion on investments	(117)	(107)
Net unrealized gain, investment securities available-for-sale	(27)	—
Mortgage servicing rights	(53)	(70)
Gross deferred tax liability	(1,703)	(1,751)

Net deferred tax asset	3,427	3,710

Valuation allowance	(20)	(183)

Net deferred tax asset, included in other assets	$3,407	$3,527

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at September 30, 2015 and 2014.

The net change in the valuation allowance for the year ended September 30, 2015 was a decrease of approximately $163,000. This change was based upon management’s assessment of current and projected future operations. The decrease in the valuation allowance during the year ended September 30, 2015 was partially due to the expiration of approximately $2.6 million in state net operating losses generated in 2008 that expired in 2015. Management determined that a deferred tax valuation allowance was necessary on $20,000 of the remaining state net operating loss carry forwards. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company was to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

At September 30, 2015 the Company had approximately $4.7 million of federal and $6.0 million of state net operating losses carry forward available to offset future taxable income for tax reporting purposes. The federal and state net operating loss carry forward will begin to expire in 2029. At September 30, 2015, there was no valuation allowance against the Federal net operating loss carry forward and a $20,000 valuation allowance against the state net operating loss carry forward. In determining whether or not a valuation allowance was necessary for its federal and state net operating losses, the Company considered forecasted earnings, future taxable income, and tax planning strategies limited to the twelve months following September 30, 2015.

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

September 30, 2015 and 2014

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

The Company had a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees. Plan assets are invested in six diversified investment funds of the Pentegra Retirement Trust (the “Trust”), a no load series open-ended mutual fund. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the Guidelines).

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2015 and September 30, 2014.

	At September 30,
	2015	2014
	(Dollars in thousands)

Actuarial present value of benefit obligations	$4,337	$3,890

Change in benefit obligations
Projected benefit obligation, beginning	$3,890	$3,630
Interest cost	170	177
Actuarial loss	463	267
Annuity payments and lump sum distributions	(186)	(184)

Projected benefit obligation, end	$4,337	$3,890

Change in plan assets
Fair value of assets, beginning	$2,860	$2,730
Actual return on plan assets	(84)	216
Employer contributions	176	98
Annuity payments and lump sum distributions	(186)	(184)

Fair value of assets, end	$2,766	$2,860

Funded status included with other liabilities	$(1,571)	$(1,030)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

Net pension cost for the years ended September 30, 2015 and 2014 included the following components:

	September 30,
	2015	2014
	(Dollars in thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	170	177
Expected return on plan assets	(198)	(202)
Amortization of unrecognized net loss	75	54
Net pension cost	$47	$29

For the year ended September 30, 2015, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.50%. For the year ended September 30, 2014, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.50%.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5% for the year ended September 30, 2015, respectively. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rate of return on assets was 7.00% for 2015 and 2014.

Current Asset Allocation

The Company’s pension plan weighted-average asset allocations at September 30, 2015 and 2014, by asset category are as follows:

	September 30,
	2015	2014

Equity securities	62%	64%
Debt securities (bond mutual funds)	37%	36%
Other (money market fund)	1%	0%
Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2016, the Company expects to contribute $127,000 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

October 1, 2015 through September 30, 2016	$201
October 1, 2016 through September 30, 2017	202
October 1, 2017 through September 30, 2018	202
October 1, 2018 through September 30, 2019	205
October 1, 2019 through September 30, 2020	207
October 1, 2020 through September 30, 2025	1,074
$2,091

Included in the funded status of the pension plan at September 30, 2015 and 2014, are actuarial losses of $1,742,000 and $1,072,000, respectively. These amounts are included, net of related income tax effects of $696,000 and $428,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2016, approximately $139,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

The following table presents the plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note R for further detail regarding fair value hierarchy.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
	At	in Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2015	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Investment Type
Mutual Funds- Equity
Large-Cap Value	$351	$351	$—	$—
Large-Cap Core	366	366	—	—
Mid-Cap Core	180	180	—	—
Small-Cap Core	171	171	—	—
Non-U.S. Core	638	638	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,020	1,020	—	—
Cash Equivalents
Money Market	40	40	—	—
Total Investment	$2,766	$2,766	$—	$—

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

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

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2015 and 2014, the Life Insurance Contracts had cash surrender values of approximately $10,962,000 and $10,658,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $93,000 and $48,000 to the plan for the years ended September 30, 2015 and 2014, respectively, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Operations.

NOTE P - COMMITMENTS

1.	Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years indicated (in thousands):

September 30,
2016	$588
2017	627
2018	628
2019	644
2020	651
Thereafter	3,715
$6,853

Total rental expense, included in occupancy expense, was approximately $754,000 and $770,000 for the years ended September 30, 2015 and 2014, respectively.

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

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2015 and 2014, the Company did not hold any interest rate floors or collars.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for commitments to extend credits is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

At September 30, 2015 and 2014, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2015	2014
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$694	$884
Unused lines of credit	45,039	43,644
Fixed rate loan commitments	1,597	1,900
Variable rate loan commitments	7,937	8,500
	$55,267	$54,928

NOTE R - FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights, loans receivable and other real estate owned, or OREO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Securities available-for-sale

The Company’s available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The securities available-for-sale portfolio consists of U.S. government and government-sponsored enterprise obligations, municipal bonds, and mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. An independent pricing service provides prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

Derivative financial instruments

The Company uses interest rate floors to manage its interest rate risk. The valuation of these instruments is based on a third party value of interest rate derivative contracts which are based on the fair market value using market prices provided from brokers trading in such instruments, less their carrying value. The carrying value is the price paid for the derivative contracts less prior amortization of the price paid. There are no derivative financial instruments at September 30, 2015 and 2014.

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2015 and 2014:

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,914	$—	$5,914	$—
Private label mortgage-backed securities-residential	150	—	150	—
Total securities available for sale	$6,064	$—	$6,064	$—

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,295	$—	$1,295	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,369	—	10,369	—
Private label mortgage-backed securities-residential	406	—	406	—
Total securities available for sale	$12,070	$—	$12,070	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2015 and 2014.

Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Three impairment measurement methods are used, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral if the asset is collateral dependent. The regulatory agencies require this method for loans from which repayment is expected to be provided solely by the underlying collateral. The Company’s impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

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

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $66,000 were made to one property held as other real estate owned during the year ended September 30, 2015. The property was written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2015 and 2014:

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,489	$—	$—	$1,489
Other real estate owned	16,192	—	—	16,192
	$17,681	$—	$—	$17,681

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,801	$—	$—	$1,801
Other real estate owned	17,342	—	—	17,342
	$19,143	$—	$—	$19,143

Impaired loans reported for the period ended September 30, 2015 consisted of seven loans with aggregate loan balances of $4.0 million reduced by $1.3 million in cumulative charge-offs and $201,000 in specific loss reserves.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
September 30, 2015	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,489	Appraisal of collateral (1)	Appraisal adjustments (2)	-16.0% to -40.0% (-8.0%)
Other real estate owned	$16,192	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to -41.2% (-15.1%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
September 30, 2014	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,801	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -21.0% (-10.7%)
Other real estate owned	$17,342	Appraisal of collateral (1)	Liquidation expenses (2)	-3.2% to -39.1% (-15.6%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and interest earning deposits with banks: The carrying amounts are a reasonable estimate of fair value.

Held to maturity securities: The fair values of our held to maturity securities are obtained from an independent nationally recognized pricing service. The Company’s independent pricing service provides prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

Loans: Fair value for the loan portfolio, excluding impaired loans, is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Bank-owned life insurance: The carrying amounts are based on the cash surrender values of the individual policies, which is a reasonable estimate of fair value.

Deposits: The fair value of savings deposits with no stated maturity, such as money market deposit accounts, interest-bearing checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit including retirement accounts is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

Accrued interest receivable and payable: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase: The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Federal Home Loan Bank of New York for borrowings of similar maturity and terms.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2015 and September 30, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2015
Financial instruments - assets
Investment securities held-to-maturity	$52,614	$53,248	$—	$53,248	$—
Loans	420,596	425,890	—	—	425,890
Financial instruments - liabilities
Certificate of deposit	143,108	144,150	—	144,150	—
Borrowings	31,594	32,231	—	32,231	—

September 30, 2014
Financial instruments - assets
Investment securities held-to-maturity	$48,963	$48,822	$—	$48,822	$—
Loans	404,195	407,947	—	—	407,947
Financial instruments - liabilities
Certificate of deposit	149,875	151,652	—	151,652	—
Borrowings	30,500	31,045	—	31,045	—

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2015 and 2014

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$50,555	12.98%	N/A	N/A	N/A	N/A
Magyar Bank	$48,584	12.47%	31,158	≥ 8.00%	38,947	≥10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$47,669	12.24%	N/A	N/A	N/A	N/A
Magyar Bank	$45,698	11.73%	15,579	≥ 4.00%	23,368	≥ 6.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$47,669	12.24%	N/A	N/A	N/A	N/A
Magyar Bank	$45,698	11.73%	17,526	≥ 4.50%	23,368	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	$47,669	8.75%	N/A	N/A	N/A	N/A
Magyar Bank	$45,698	8.39%	21,795	≥ 4.00%	27,244	≥ 5.00%

As of September 30, 2014
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$49,465	13.30%	29,755	≥ 8.00%	N/A	N/A
Magyar Bank	$47,059	12.65%	29,754	≥ 8.00%	37,192	≥10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$46,630	12.54%	14,878	≥ 4.00%	N/A	N/A
Magyar Bank	$44,224	11.89%	14,877	≥ 4.00%	22,315	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	$46,630	8.86%	21,060	≥ 4.00%	N/A	N/A
Magyar Bank	$44,224	8.40%	21,059	≥ 4.00%	26,324	≥ 5.00%

The Bank has committed to the FDIC to maintain capital at or above the well capitalized level.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2015, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

In addition, set forth below is certain information as of September 30, 2015 regarding the Company’s equity compensation plans that have been approved by stockholders.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.15	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance***
10.16	2006 Equity Incentive Plan*****
14	Code of Ethics****
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

_____________________________

*	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Available on our website www.magbank.com
*****	Incorporated by reference to the Plan filed as an attachment to the Company’s proxy statement dated January 8, 2007, filed with the Securities and Exchange Commission on January 8, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 18, 2015	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 18, 2015
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 18, 2015
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 18, 2015
Joseph J. Lukacs, Jr., D.M.D.

/s/ Andrew Hodulik	Director	December 18, 2015
Andrew Hodulik

/s/ Thomas Lankey	Director	December 18, 2015
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 18, 2015
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 18, 2015
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 18, 2015
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 18, 2015
Edward C. Stokes