Form 10-Q
period 2015-12-31
Magyar Bancorp, Inc.
filed 2016-02-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2016
Common Stock, $0.01 Par Value	5,819,494

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2015	2015
	(Unaudited)
Assets
Cash	$1,282	$1,081
Interest earning deposits with banks	36,133	17,027
Total cash and cash equivalents	37,415	18,108

Investment securities - available for sale, at fair value	10,105	6,064
Investment securities - held to maturity, at amortized cost (fair value of
$54,711 and $53,248 at December 31, 2015 and September 30, 2015, respectively)	55,036	52,614
Federal Home Loan Bank of New York stock, at cost	2,025	2,025
Loans receivable, net of allowance for loan losses of $3,100 and $2,886 at
December 31, 2015 and September 30, 2015, respectively	416,458	420,596
Bank owned life insurance	11,035	10,962
Accrued interest receivable	1,647	1,703
Premises and equipment, net	17,685	17,818
Other real estate owned ("OREO")	15,680	16,192
Other assets	4,427	4,483

Total assets	$571,513	$550,565

Liabilities and Stockholders' Equity
Liabilities
Deposits	$487,164	$466,269
Escrowed funds	1,367	1,301
Federal Home Loan Bank of New York advances	31,594	31,594
Accrued interest payable	139	102
Accounts payable and other liabilities	4,374	4,630

Total liabilities	524,638	503,896

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,819,494 shares outstanding at
December 31, 2015 and September 30, 2015	59	59
Additional paid-in capital	26,275	26,275
Treasury stock: 104,248 shares at
December 31, 2015 and September 30, 2015, at cost	(1,166)	(1,166)
Unearned Employee Stock Ownership Plan shares	(721)	(752)
Retained earnings	23,561	23,252
Accumulated other comprehensive loss	(1,133)	(999)

Total stockholders' equity	46,875	46,669

Total liabilities and stockholders' equity	$571,513	$550,565

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2015	2014
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,586	$4,459
Investment securities
Taxable	392	330
Federal Home Loan Bank of New York stock	24	23

Total interest and dividend income	5,002	4,812

Interest expense
Deposits	701	602
Borrowings	191	219

Total interest expense	892	821

Net interest and dividend income	4,110	3,991

Provision for loan losses	178	420

Net interest and dividend income after
provision for loan losses	3,932	3,571

Other income
Service charges	308	199
Income on bank owned life insurance	73	77
Other operating income	30	23
Gains on sales of loans	171	233
Gains on sales of investment securities	39	30

Total other income	621	562

Other expenses
Compensation and employee benefits	2,063	2,002
Occupancy expenses	638	703
Professional fees	236	292
Data processing expenses	121	146
OREO expenses	383	111
FDIC deposit insurance premiums	188	180
Loan servicing expenses	59	78
Insurance expense	58	57
Other expenses	305	308
Total other expenses	4,051	3,877

Income before income tax expense	502	256

Income tax expense	193	74

Net income	$309	$182

Net income per share-basic and diluted	$0.05	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2015	2014
	(Unaudited)
Net income	$309	$182
Other comprehensive (loss) income
Net unrealized (loss) gain on
securities available for sale	(171)	91
Less: reclassification for realized gains on sales
of securities available for sale	(39)	(30)
Other comprehensive (loss) income, before tax	(210)	61
Deferred income tax effect	76	(22)
Total other comprehensive (loss) income	(134)	39
Total comprehensive income	$175	$221

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2015 and 2014

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669
Net income	—	—	—	—	—	309	—	309
Other comprehensive loss	—	—	—	—	—	—	(134)	(134)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Treasury stock used for restricted stock plan	—	—	—	—	—	—	—	—
ESOP shares allocated	—	—	(1)	—	31	—	—	30
Stock-based compensation expense	—	—	1	—	—	—	—	1
Balance, December 31, 2015	5,819,494	$59	$26,275	$(1,166)	$(721)	$23,561	$(1,133)	$46,875

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2014	5,815,444	$59	$26,295	$(1,211)	$(877)	$22,382	$(716)	$45,932
Net income	—	—	—	—	—	182	—	182
Other comprehensive income	—	—	—	—	—	—	39	39
Purchase of treasury stock	—	—	—	—	—	—	—	—
Treasury stock used for restricted stock plan	—	—	—	—	—	—	—	—
ESOP shares allocated	—	—	(3)	—	30	—	—	27
Stock-based compensation expense	—	—	4	—	—	—	—	4
Balance, December 31, 2014	5,815,444	$59	$26,296	$(1,211)	$(847)	$22,564	$(677)	$46,184

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2015	2014
	(Unaudited)
Operating activities
Net income	$309	$182
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	187	224
Premium amortization on investment securities, net	46	60
Provision for loan losses	178	420
Provision for loss on other real estate owned	271	25
Proceeds from the sales of loans	2,065	3,399
Gains on sale of loans	(171)	(233)
Gains on sales of investment securities	(39)	(30)
Losses (gains) on the sales of other real estate owned	9	(51)
ESOP compensation expense	30	27
Stock-based compensation expense	1	4
Deferred income tax expense	174	134
Decrease in accrued interest receivable	56	73
Increase in surrender value bank owned life insurance	(73)	(78)
(Increase) decrease in other assets	(44)	64
Increase (decrease) in accrued interest payable	37	(3)
Decrease in accounts payable and other liabilities	(256)	(780)
Net cash provided by operating activities	2,780	3,437

Investing activities
Net decrease (increase) in loans receivable	8,362	(7,798)
Purchases of loans receivable	(6,444)	(674)
Purchases of investment securities held to maturity	(5,545)	—
Purchases of investment securities available for sale	(6,482)	—
Sales of investment securities available for sale	2,065	2,915
Principal repayments on investment securities held to maturity	3,084	1,426
Principal repayments on investment securities available for sale	198	225
Purchases of premises and equipment	(54)	(61)
Investment in other real estate owned	(48)	(232)
Proceeds from the sale of other real estate owned	430	3,824
Redemption of Federal Home Loan Bank stock	—	(102)
Net cash used by investing activities	(4,434)	(477)

Financing activities
Net increase (decrease) in deposits	20,895	(2,609)
Net increase in escrowed funds	66	4
Proceeds from long-term advances	—	5,701
Repayments of long-term advances	—	(3,500)
Net change in short-term advances	—	50
Repayments of securities sold under agreements to repurchase	—	(5,000)
Net cash provided (used) by financing activities	20,961	(5,354)
Net increase (decrease) in cash and cash equivalents	19,307	(2,394)

Cash and cash equivalents, beginning of period	18,108	10,258

Cash and cash equivalents, end of period	$37,415	$7,864

Supplemental disclosures of cash flow information
Cash paid for
Interest	$856	$823
Income taxes	$4	$14
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$148	$1,308

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

Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The September 30, 2015 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, and the assessment of realizability of deferred income tax assets.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2015 and 2014 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the dilutive earnings per share calculations.

	For the Three Months Ended December 31,
	2015			2014
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$309	5,820	$0.05	$182	5,817	$0.03

Effect of dilutive securities
Options and grants	—	0	—	—	1	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$309	5,820	$0.05	$182	5,818	$0.03

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2015 and 2014 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive.

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

Management recognizes compensation expense for all option grants over the awards’ respective vesting periods on a straight-line basis. The fair values of all option grants are estimated using the Black-Scholes option-pricing model. Once vested, these awards are irrevocable. Shares will be obtained from either the open market or treasury stock upon share option exercise.

As to restricted shares, the product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares granted. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the vesting period of the awards.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2015 and 2014, respectively:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2015	188,276	$14.61	1.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2015	188,276	$14.61	1.2 years	$—

Exercisable at December 31, 2015	188,276	$14.61	1.2 years	$—

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2014	188,276	$14.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2014	188,276	$14.61	2.2 years	$—

Exercisable at December 31, 2014	188,276	$14.61	2.2 years	$—

The following is a summary of the Company’s non-vested restricted stock awards as of December 31, 2015 and 2014 and changes during the three months ended December 31, 2015 and 2014:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2015	1,252	$4.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2015	1,252	$4.30

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2014	5,302	$4.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2014	5,302	$4.41

Stock option and stock award expenses included with compensation expense were $0 and $1,344, respectively, for the three months ended December 31, 2015.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2015, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the three months ended December 31, 2015 and 2014, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2015. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meets the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.50% at January 1, 2016) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2015, shares allocated to participants totaled 140,881. Unallocated ESOP shares held in suspense totaled 76,982 at December 31, 2015 and had a fair market value of $770,590. The Company's contribution expense for the ESOP was $30,000 and $27,000 for the three months ended December 31, 2015 and 2014, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended December 31,
	2015			2014
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding (loss) gain arising
during period on:

Available-for-sale investments	$(171)	$60	$(111)	$91	$(34)	$57
Less reclassification adjustment for net gains (losses)
realized on available-for-sale investments (a) (b)	(39)	16	(23)	(30)	12	(18)

Other comprehensive (loss) income, net	$(210)	$76	$(134)	$61	$(22)	$39

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations

NOTE G – FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights, loans receivable and other real estate owned, or OREO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

In accordance with ASC 820, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The Company based its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

Securities available-for-sale

The securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The securities available-for-sale portfolio consists of U.S government-sponsored mortgage-backed securities and private label mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. An independent pricing service provides the Company with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in our portfolio. Various modeling techniques are used to determine pricing for Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis.

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,970	$—	$9,970	$—
Private label mortgage-backed securities-residential	135	—	135	—
Total securities available for sale	$10,105	$—	$10,105	$—

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,914	$—	$5,914	$—
Private label mortgage-backed securities-residential	150	—	150	—
Total securities available for sale	$6,064	$—	$6,064	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $124,000 and $132,000 at December 31, 2015 and September 30, 2015, respectively.

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

Other Real Estate Owned

The fair value of other real estate owned is determined through current appraisals, adjusted as necessary, by management, to reflect current market conditions and anticipated selling and disposition costs. As such, other real estate owned is generally classified as Level 3:

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2015 and September 30, 2015

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,378	$—	$—	$1,378
Other real estate owned	15,680	—	—	15,680
	$17,058	$—	$—	$17,058

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,489	$—	$—	$1,489
Other real estate owned	16,192	—	—	16,192
	$17,681	$—	$—	$17,681

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
December 31, 2015	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,378	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.0% to -13.0% (-2.4%)
Other real estate owned	$15,680	Appraisal of collateral (1)	Liquidation expenses (2)	-3.9% to -34.0% (-8.6%)

	Fair Value	Valuation
September 30, 2015	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,489	Appraisal of collateral (1)	Appraisal adjustments (2)	-16.0% to -40.0% (-8.0%)
Other real estate owned	$16,192	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to -41.2% (-15.1%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not already disclosed above for which it is practicable to estimate fair value:

Cash and interest earning deposits with banks: The carrying amounts are a reasonable estimate of fair value.

Held to maturity securities: The fair values of held to maturity securities are obtained from an independent nationally recognized pricing service. An independent pricing service provides the Company with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in Company’s portfolio.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2015 and September 30, 2015.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2015
Financial instruments - assets
Investment securities held to maturity	$55,036	$54,711	$—	$54,711	$—
Loans	416,458	420,077	—	—	420,077

Financial instruments - liabilities
Certificates of deposit including retirement certificates	143,859	145,053	—	145,053	—
Borrowings	31,594	31,914	—	31,914	—

September 30, 2015
Financial instruments - assets
Investment securities held to maturity	$52,614	$53,248	$—	$53,248	$—
Loans	420,596	425,890	—	—	425,890

Financial instruments - liabilities
Certificates of deposit including retirement certificates	143,108	144,150	—	144,150	—
Borrowings	31,594	32,231	—	32,231	—

There were no transfers between fair value measurement placements for the three months ended December 31, 2015.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2015 and September 30, 2015:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$10,105	$18	$(153)	$9,970
Private label mortgage-backed securities-residential	136	—	(1)	135
Total securities available for sale	$10,241	$18	$(154)	$10,105

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,839	$82	$(7)	$5,914
Private label mortgage-backed securities-residential	151	—	(1)	150
Total securities available for sale	$5,990	$82	$(8)	$6,064

The maturities of the debt securities and mortgage-backed securities available for sale at December 31, 2015 are summarized in the following table:

December 31, 2015
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	10,241	10,105
Commercial	—	—
Total	$10,241	$10,105

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2015 and September 30, 2015:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,196	$146	$(99)	$5,243
Mortgage-backed securities - commercial	1,084	—	(4)	1,080
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	40,224	363	(357)	40,230
Debt securities	5,000	—	(119)	4,881
Private label mortgage-backed securities - residential	532	—	(2)	530
Corporate securities	3,000	—	(253)	2,747
Total securities held to maturity	$55,036	$509	$(834)	$54,711

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,414	$156	$(99)	$5,471
Mortgage-backed securities - commercial	1,101	—	(2)	1,099
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	37,563	647	(67)	38,143
Debt securities	5,000	2	(25)	4,977
Private label mortgage-backed securities - residential	536	1	(1)	536
Corporate securities	3,000	22	—	3,022
Total securities held to maturity	$52,614	$828	$(194)	$53,248

The maturities of the debt securities and the mortgage backed securities held to maturity at December 31, 2015 are summarized in the following table:

	December 31, 2015
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	4,000	3,897
Due after 10 years	4,000	3,731
Total debt securities	8,000	7,628

Mortgage-backed securities:
Residential	45,952	46,003
Commercial	1,084	1,080
Total	$55,036	$54,711

NOTE I – IMPAIRMENT OF INVESTMENT SECURITIES

The Company recognizes credit-related other-than-temporary impairment on debt securities in earnings while noncredit-related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”).

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. The Company evaluates its intent and ability to hold debt securities based upon its investment strategy for the particular type of security and its cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by prolonged recession in the U.S. economy, changes in real estate values and interest deferrals.

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2015 and September 30, 2015 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2015
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,156	$(99)	$2,156	$(99)
Mortgage-backed securities - commercial	1	1,080	(4)	—	—	1,080	(4)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	25,495	(354)	8,447	(156)	33,942	(510)
Debt securities	4	2,939	(61)	1,942	(58)	4,881	(119)
Private label mortgage-backed securities residential	2	325	(2)	16	(1)	341	(3)
Corporate securities	1	2,747	(253)	—	—	2,747	(253)
Total	31	$32,586	$(674)	$12,561	$(314)	$45,147	$(988)

		September 30, 2015
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,254	$(99)	$2,254	$(99)
Mortgage-backed securities - commercial	1	1,099	(2)	—	—	1,099	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	7	4,424	(34)	8,688	(40)	13,112	(74)
Debt securities	1	—	—	1,975	(25)	1,975	(25)
Private label mortgage-backed securities residential	2	—	—	223	(2)	223	(2)
Total	14	$5,523	$(36)	$13,140	$(166)	$18,663	$(202)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2015 and September 30, 2015, there were thirty one and fourteen, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with an impairment that is other than temporary as of December 31, 2015 and September 30, 2015.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2015	2015
	(Dollars in thousands)

One-to four-family residential	$158,138	$169,781
Commercial real estate	175,611	173,864
Construction	12,671	6,679
Home equity lines of credit	21,917	21,176
Commercial business	40,911	41,485
Other	10,097	10,305
Total loans receivable	419,345	423,290
Net deferred loan costs	213	192
Allowance for loan losses	(3,100)	(2,886)

Total loans receivable, net	$416,458	$420,596

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The commercial real estate loan segment is further disaggregated into three classes: loans secured by multifamily structures, owner-occupied commercial structures, and non-owner occupied nonresidential properties.  The construction loan segment consists primarily of loans to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of, and/or construction on, a lot or lots on which a residential dwelling is to be built.  Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan.  The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At December 31, 2015	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$135	$1	$2,839	$2,974	$3,116
Commercial real estate	—	—	5,426	5,426	6,535
Home equity lines of credit	—	—	248	248	271
Commercial business	1,600	356	365	1,965	1,964
Total impaired loans	$1,735	$357	$8,878	$10,613	$11,886

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2015	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,017	$3,017	$3,134
Commercial real estate	—	—	5,447	5,447	6,556
Home equity lines of credit	—	—	417	417	521
Commercial business	1,690	201	66	1,756	1,756
Total impaired loans	$1,690	$201	$8,947	$10,637	$11,967

The following table presents the average recorded investment in impaired loans for the periods indicated.

Three Months
Ended December 31, 2015
(Dollars in thousands)

One-to four-family residential	$2,996
Commercial real estate	5,437
Home equity lines of credit	333
Commercial business	1,861
Average investment in impaired loans	$10,627

Three Months
Ended December 31, 2014
(Dollars in thousands)

One-to four-family residential	$8,401
Commercial real estate	4,980
Construction	2,231
Home equity lines of credit	479
Commercial business	1,187
Average investment in impaired loans	$17,278

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2015
One-to four-family residential	$153,597	$—	$4,541	$—	$158,138
Commercial real estate	171,447	—	4,164	—	175,611
Construction	10,192	—	2,479	—	12,671
Home equity lines of credit	20,992	—	925	—	21,917
Commercial business	38,429	—	2,482	—	40,911
Other	10,097	—	—	—	10,097
Total	$404,754	$—	$14,591	$—	$419,345

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2015
One-to four-family residential	$166,846	$—	$2,935	$—	$169,781
Commercial real estate	169,239	210	3,309	1,106	173,864
Construction	2,468	—	4,211	—	6,679
Home equity lines of credit	19,436	—	1,740	—	21,176
Commercial business	39,764	—	1,721	—	41,485
Other	10,305	—	—	—	10,305
Total	$408,058	$210	$13,916	$1,106	$423,290

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
December 31, 2015
One-to four-family residential	$155,927	$—	$—	$2,211	$2,211	$2,211	$158,138
Commercial real estate	171,150	—	1,996	2,465	4,461	2,465	175,611
Construction	12,671	—	—	—	—	—	12,671
Home equity lines of credit	21,635	29	—	253	282	253	21,917
Commercial business	38,812	153	238	1,708	2,099	1,708	40,911
Other	10,097	—	—	—	—	—	10,097
Total	$410,292	$182	$2,234	$6,637	$9,053	$6,637	$419,345

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2015
One-to four-family residential	$166,993	$—	$730	$2,058	$2,788	$2,058	$169,781
Commercial real estate	171,969	—	—	1,895	1,895	1,895	173,864
Construction	6,679	—	—	—	—	—	6,679
Home equity lines of credit	20,921	—	—	255	255	255	21,176
Commercial business	39,777	—	19	1,689	1,708	1,689	41,485
Other	10,305	—	—	—	—	—	10,305
Total	$416,644	$—	$749	$5,897	$6,646	$5,897	$423,290

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

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2015:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Balance- September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	—	—	—	80	1	—	—	81
Provision	36	4	(71)	(78)	255	3	29	178
Balance- December 31, 2015	$386	$935	$382	$55	$1,225	$9	$108	$3,100

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2014:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Charge-offs	(12)	(193)	—	(147)	—	(1)	—	(353)
Recoveries	—	—	37	—	—	—	—	37
Provision	84	199	(73)	151	90	(2)	(29)	420
Balance- December 31, 2014	$474	$832	$748	$66	$733	$6	$80	$2,939

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2015 and September 30, 2015:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - December 31, 2015	$386	$935	$382	$55	$1,225	$9	$108	$3,100
Individually evaluated
for impairment	1	—	—	—	356	—	—	357
Collectively evaluated
for impairment	385	935	382	55	869	9	108	2,743

Loans receivable:
Balance - December 31, 2015	$158,138	$175,611	$12,671	$21,917	$40,911	$10,097	$—	$419,345
Individually evaluated
for impairment	2,974	5,426	—	248	1,965	—	—	10,613
Collectively evaluated
for impairment	155,164	170,185	12,671	21,669	38,946	10,097	—	408,732

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Individually evaluated
for impairment	—	—	—	—	201	—	—	201
Collectively evaluated
for impairment	395	931	453	53	768	6	79	2,685

Loans receivable:
Balance - September 30, 2015	$169,781	$173,864	$6,679	$21,176	$41,485	$10,305	$—	$423,290
Individually evaluated
for impairment	3,017	5,447	—	417	1,756	—	—	10,637
Collectively evaluated
for impairment	166,764	168,417	6,679	20,759	39,729	10,305		412,653

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three months ended December 31, 2015 and 2014.

The Company foreclosed $148,000 of residential real estate loans for the three months ended December 31, 2015, and $2.5 million of consumer mortgage loans collateralized by residential real estate property are in the process of foreclosure at December 31, 2015.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2015
	December 31	September 30
	(Dollars in thousands)

Demand accounts	$89,838	$87,915
Savings accounts	92,502	90,196
NOW accounts	44,783	41,457
Money market accounts	116,182	103,593
Certificates of deposit	123,130	122,088
Retirement certificates	20,729	21,020
	$487,164	$466,269

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at December 31, 2015, the amount of which has not materially changed from that in place at September 30, 2015.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2015	2014
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$171	$87
State tax expense	45	11
Other	(23)	(24)
Income tax expense	$193	$74

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

As of December 31, 2015 and September 30, 2015, the Company did not hold any interest rate floors or collars.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit are summarized in the below table. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	2015
	December 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$694	$694
Unused lines of credit	45,753	45,039
Fixed rate loan commitments	2,008	1,597
Variable rate loan commitments	10,080	7,937

	$58,535	$55,267

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

Table  of  Contents

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

Comparison of Financial Condition at December 31, 2015 and September 30, 2015

Total assets increased $20.9 million, or 3.8%, to $571.5 million during the three months ended December 31, 2015 from $550.5 million at September 30, 2015. The increase was attributable to higher cash and investment balances, which resulted from a $20.9 million increase in deposits.

Cash and interest earning deposits with banks increased $19.3 million, or 106.6%, to $37.4 million at December 31, 2015 from $18.1 million at September 30, 2015. The increase was attributable to growth in deposits.

Table  of  Contents

Investment securities increased $6.4 million, or 11.0%, to $65.1 million at December 31, 2015 from $58.7 million at September 30, 2015. The Company purchased five mortgage-backed securities totaling $9.9 million and one U.S. government-sponsored enterprise debt security totaling $2.0 million during the three months ended December 31, 2015. Offsetting the purchases was one available-for-sale investment security sale totaling $2.0 million for a gain of $39,000 and monthly repayments of mortgage-backed securities.

Investment securities at December 31, 2015 consisted of $56.5 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $5.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $667,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Bank’s investment securities for the three months ended December 31, 2015.

Total loans receivable decreased $3.9 million during the three months ended December 31, 2015 to $419.3 million and were comprised of $175.6 million (41.9%) in commercial real estate loans, $158.1 million (37.7%) in one-to-four family residential mortgage loans, $40.9 million (9.8%) in commercial business loans, $21.9 million (5.2%) in home equity lines of credit, $12.7 million (3.0%) in construction loans, and $10.1 million (2.4%) in other loans. Contraction in the portfolio during the quarter ended December 31, 2015 occurred primarily in one-to-four family residential mortgage loans, which decreased $11.6 million, offset by growth in construction loans, which increased $6.0 million.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, increased by $740,000, or 12.5%, to $6.6 million at December 31, 2015 from $5.9 million at September 30, 2015. The ratio of non-performing loans to total loans increased to 1.6% at December 31, 2015 from 1.4% at September 30, 2015.

Included in the non-performing loan at December 31, 2015 were 13 residential mortgage loans totaling $2.2 million, eight commercial loans totaling $4.2 million, and two home equity loans totaling $253,000.

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit and other consumer loans, increased $151,000 to $2.4 million at December 31, 2015 from $2.3 million at September 30, 2015. The loans remained in varying stages of foreclosure at December 31, 2015. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Year-to-date, Magyar Bank charged off $46,000 in non-performing residential and home equity line of credit and other consumer loans through a reduction in its allowance for loan loss and received two recoveries totaling $81,000 from previously charged-off non-performing residential loans.

Non-performing commercial real estate loans increased $570,000 to $2.4 million at December 31, 2015 from $1.9 million at September 30, 2015. The six non-accrual loans were in various stages of foreclosure and collection at December 31, 2015. Year-to-date, there were no charge offs or recoveries in non-performing commercial real estate loans.

Non-performing commercial business loans increased $18,000 to $1.7 million during the quarter ended December 31, 2015. Year-to-date, there were no charge offs in non-performing commercial business loans and there was one recovery totaling $900 from a previously charged-off non-performing commercial business loan.

During the three months ended December 31, 2015, the allowance for loan losses increased $214,000 to $3.1 million. The allowance for loan losses as a percentage of non-performing loans decreased to 46.7% at December 31, 2015 compared with 48.9% at September 30, 2015. At December 31, 2015, the Company’s allowance for loan losses as a percentage of total loans was 0.74% compared with 0.68% at September 30, 2015.

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

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At December 31, 2015, the Bank held specific reserves totaling $357,000.

Other real estate owned decreased $512,000, or 3.2%, to $15.7 million during the quarter ended December 31, 2015. The decrease was due to the sale of three properties totaling $416,000 for a loss of $9,000 and valuation allowances totaling $271,000. Offsetting the decrease in OREO was the foreclosure of one property totaling $148,000 and improvements totaling $48,000. The Bank is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties and completing partially completed homes for either rental or sale.

Table  of  Contents

Total deposits increased $20.9 million, or 4.5%, to $487.2 million at December 31, 2015. The inflow in deposits occurred in money market accounts, which increased $12.6 million, or 12.1%, to $116.2 million; interest-bearing checking accounts which increased $3.3 million, or 8.0%, to $44.8 million; savings accounts which increased $2.3 million, or 2.6%, to $92.5 million; non-interest checking accounts, which increased $1.9 million, or 2.2%, to $89.8 million; and certificates of deposit (including individual retirement accounts) which increased $751,000, or 0.5%, to $143.9 million.

Deposits at December 31, 2015 and September 30, 2015 include $11.5 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances were unchanged at $31.6 million at December 31, 2015 and September 30, 2015.

Stockholders’ equity increased $206,000, or 0.4%, to $46.9 million at December 31, 2015 from $46.7 million at September 30, 2015. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the three months ended December 31, 2015. Through December 31, 2015, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,819,494. The Company’s book value per share increased to $8.05 at December 31, 2015 from $8.02 at September 30, 2015. The increase was due to the Company’s results of operations for the three months ended December 31, 2015.

Average Balance Sheet for the Three Months Ended December 31, 2015 and 2014

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2015 and 2014. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

Table  of  Contents

	For the Three Months Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$31,968	$42	0.52%	$9,828	$12	0.49%
Loans receivable, net	416,907	4,586	4.36%	405,358	4,459	4.36%
Securities
Taxable	60,970	350	2.28%	58,974	318	2.14%
Tax-exempt (1)	—	—	0.00%	—	—	0.00%
FHLB of NY stock	2,025	24	4.71%	1,772	23	5.23%
Total interest-earning assets	511,870	5,002	3.88%	475,932	4,812	4.01%
Noninterest-earning assets	51,504			53,580
Total assets	$563,374			$529,512

Interest-bearing liabilities:
Savings accounts (2)	$91,037	160	0.70%	$72,580	104	0.57%
NOW accounts (3)	150,231	118	0.31%	144,431	93	0.25%
Time deposits (4)	144,220	423	1.17%	145,340	405	1.11%
Total interest-bearing deposits	385,488	701	0.72%	362,351	602	0.66%
Borrowings	31,594	191	2.40%	29,226	219	2.97%
Total interest-bearing liabilities	417,082	892	0.85%	391,577	821	0.83%
Noninterest-bearing liabilities	99,375			91,787
Total liabilities	516,457			483,364
Retained earnings	46,917			46,148
Total liabilities and retained earnings	$563,374			$529,512
Net interest and dividend income		$4,110			$3,991
Interest rate spread			3.03%			3.18%
Net interest-earning assets	$94,788			$84,355
Net interest margin (5)			3.19%			3.33%
Average interest-earning assets to average interest-bearing liabilities	122.73%			121.54%

(1)    Calculated using 34% tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Table  of  Contents

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014

Net Income. Net income increased $127,000, or 69.8%, to $309,000 for the three-month period ended December 31, 2015 compared with net income $182,000 for the three-month period ended December 31, 2014 due to higher net interest and dividend income, which increased $119,000, higher other income, which increased $59,000 and lower provision for loan loss. Partially offsetting these items were higher other expenses and income tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased $119,000 to $4.1 million for the three months ended December 31, 2015 from $4.0 million for the three months ended December 31, 2014. The Company’s net interest margin decreased by 14 basis points to 3.19% for the quarter ended December 31, 2015 compared to 3.33% for the quarter ended December 31, 2014. The yield on the Company’s interest-earning assets fell 13 basis points to 3.88% for the three months ended December 31, 2015 from 4.01% for the three months ended December 31, 2014 primarily due to the lower overall interest rate environment and higher balances of interest earning deposits, which yield significantly lower interest than the Company’s other interest earning assets. The cost of interest-bearing liabilities increased 2 basis points to 0.85% for the three months ended December 31, 2015 from 0.83% for the three months ended December 31, 2014. The increase in the cost of interest-bearing liabilities was attributable to higher cost deposit balances.

Interest and Dividend Income. Interest and dividend income increased $190,000, or 3.9%, to $5.0 million for the three months ended December 31, 2015 from $4.8 million for the three months ended December 31, 2014. The increase was attributable to higher average balances of interest-earning assets, which increased $35.9 million, or 7.6%, offset by a lower yield on interest-earning assets, which declined 13 basis points to 3.88% for the quarter ended December 31, 2015 compared with the prior year period. The average balance of interest-bearing liabilities increased $25.5 million, or 6.5%, between the two periods, while the cost on such liabilities increased 2 basis points to 0.85% for the quarter ended December 31, 2015 compared with 0.83% the prior year period.

Interest earned on loans increased $127,000, or 2.8%, to $4.6 million for the three months ended December 31, 2015 compared with the prior year same period due to an $11.5 million increase in the average balance in the net loan receivables,

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, increased $63,000, or 17.8%, due to a $24.1 million, or 35.1%, increase in the average balance of such securities and deposits to $92.9 million from $68.8 million for the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Interest Expense. Interest expense increased $71,000, or 8.6%, to $892,000 for the three months ended December 31, 2015 from $821,000 for the three months ended December 31, 2014. The average balance of interest-bearing liabilities increased $25.5 million, or 6.5%, between the two periods, while the cost on such liabilities increased 2 basis points to 0.85% for the quarter ended December 31, 2015 from 0.83% compared with the prior year period.

The average balance of interest bearing deposits increased $23.1 million to $385.5 million from $362.4 million while the average cost of such deposits increased 6 basis points to 0.72% from 0.66% between the two periods. As a result, interest paid on interest-bearing deposits increased $99,000 to $701,000 for the three months ended December 31, 2015 from $602,000 for the three months ended December 31, 2014.

Interest paid on advances and securities sold under agreements to repurchase decreased $28,000, or 12.8%, to $191,000 for the three months ended December 31, 2015 from $219,000 for the same prior year period, while the average balance of such borrowings increased to $31.6 million from $29.2 million. The average cost of advances and securities sold under agreements to repurchase decreased 57 basis points to 2.40% for the three months ended December 31, 2015 from 2.97% for the same period of December 31, 2014, reflecting the lower market interest rate environment.

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

After an evaluation of these factors, management recorded a provision of $178,000 for the three months ended December 31, 2015 compared to a provision of $420,000 for the three months ended December 31, 2014. The provision for loan losses decreased due to a $4.1 million decrease in net loans receivable during the three months ended December 31, 2015 and net recoveries totaling $36,000 for the three months ended December 31, 2015 compared to net charge-offs of $316,000 for the three months ended December 31, 2014.

Table  of  Contents

During the three months ended December 31, 2015, the Bank reduced the carrying balance on two loans totaling $350,000 by $45,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans. Offsetting these charge-offs were three partial recoveries of loans previously charged-off totaling $81,000 during the quarter.

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

Other Income. Non-interest income increased $59,000, or 10.5%, to $621,000 for the three months ended December 31, 2015 compared to $562,000 for the three months ended December 31, 2014. The increase was primarily attributable to higher service charge income, which increased $109,000, or 54.8%, to $308,000 from $199,000 for the prior year period, due to higher prepayment penalties.

Other Expenses. Non-interest expenses increased $174,000, or 4.5%, to $4.1 million for the three months ended December 31, 2015 from $3.9 million for the three months ended December 31, 2014. Other real estate owned (“OREO”) expenses increased $272,000 due to valuation allowances established against the carrying values of three properties based on updated appraisals. Partially offsetting this decline were lower occupancy expenses, which decreased by $65,000 due to lower depreciation expense and warmer weather, as well as lower professional fees, which decreased $56,000 due to lower legal fees.

Income Tax Benefit. The Company recorded income tax expense of $193,000 on income of $502,000 for the three months ended December 31, 2015, compared to $74,000 on income of $256,000 for the three months ended December 31, 2014. The effective tax rate for the three months ended December 31, 2015 was 38.4% compared to 28.9% for the three months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2015 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2015, the Company had commitments outstanding under letters of credit of $694,000, commitments to originate loans of $12.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $45.8 million. There has been no material change during the three months ended December 31, 2015 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank has committed to the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance to maintain capital at or above well capitalized levels. At December 31, 2015, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.28%, and total qualifying capital as a percentage of risk-weighted assets was 12.74%, which was in excess of the well-capitalized levels.

Table  of  Contents

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Table  of  Contents

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2015.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and September 30, 2015; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Table  of  Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 12, 2016	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 12, 2016	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer