Form 10-Q
period 2016-03-31
Magyar Bancorp, Inc.
filed 2016-05-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2016
Common Stock, $0.01 Par Value	5,819,494

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2016	2015
	(Unaudited)
Assets
Cash	$1,500	$1,081
Interest earning deposits with banks	19,428	17,027
Total cash and cash equivalents	20,928	18,108

Investment securities - available for sale, at fair value	8,106	6,064
Investment securities - held to maturity, at amortized cost (fair value of
$59,573 and $53,248 at March 31, 2016 and September 30, 2015, respectively)	58,886	52,614
Federal Home Loan Bank of New York stock, at cost	1,923	2,025
Loans receivable, net of allowance for loan losses of $2,890 and $2,886 at
March 31, 2016 and September 30, 2015, respectively	421,080	420,596
Bank owned life insurance	11,111	10,962
Accrued interest receivable	1,748	1,703
Premises and equipment, net	17,586	17,818
Other real estate owned ("OREO")	16,296	16,192
Other assets	4,654	4,483

Total assets	$562,318	$550,565

Liabilities and Stockholders' Equity
Liabilities
Deposits	$479,491	$466,269
Escrowed funds	1,489	1,301
Federal Home Loan Bank of New York advances	29,334	31,594
Accrued interest payable	91	102
Accounts payable and other liabilities	4,710	4,630

Total liabilities	515,115	503,896

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,819,494 shares outstanding at
March 31, 2016 and September 30, 2015	59	59
Additional paid-in capital	26,276	26,275
Treasury stock: 104,248 shares at
March 31, 2016 and September 30, 2015, at cost	(1,166)	(1,166)
Unearned Employee Stock Ownership Plan shares	(689)	(752)
Retained earnings	23,739	23,252
Accumulated other comprehensive loss	(1,016)	(999)

Total stockholders' equity	47,203	46,669

Total liabilities and stockholders' equity	$562,318	$550,565

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,517	$4,432	$9,104	$8,883
Investment securities
Taxable	426	331	818	661
Federal Home Loan Bank of New York stock	24	20	48	44

Total interest and dividend income	4,967	4,783	9,970	9,588

Interest expense
Deposits	695	596	1,396	1,198
Borrowings	171	170	362	381

Total interest expense	866	766	1,758	1,579

Net interest and dividend income	4,101	4,017	8,212	8,009

Provision for loan losses	291	170	469	590

Net interest and dividend income after
provision for loan losses	3,810	3,847	7,743	7,419

Other income
Service charges	233	240	542	440
Income on bank owned life insurance	76	76	148	153
Other operating income	37	32	67	55
Gains on sales of loans	72	93	243	326
Gains on sales of investment securities	24	12	63	42

Total other income	442	453	1,063	1,016

Other expenses
Compensation and employee benefits	2,132	2,057	4,195	4,060
Occupancy expenses	697	733	1,334	1,436
Professional fees	264	260	500	553
Data processing expenses	123	148	244	293
OREO expenses	121	130	504	241
FDIC deposit insurance premiums	188	178	377	358
Loan servicing expenses	55	79	115	157
Insurance expense	64	56	122	114
Other expenses	327	460	633	770
Total other expenses	3,971	4,101	8,024	7,982

Income before income tax expense	281	199	782	453

Income tax expense	103	52	295	124

Net income	$178	$147	$487	$329

Net income per share-basic and diluted	$0.03	$0.03	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
	(Unaudited)

Net income	$178	$147	$487	$329
Other comprehensive (loss) income
Net unrealized gain on
securities available for sale	207	87	37	178
Less: reclassification for realized gains on sales
of securities available for sale	(24)	(12)	(63)	(42)
Other comprehensive (loss) income, before tax	183	75	(26)	136
Deferred income tax effect	(66)	(28)	9	(50)
Total other comprehensive (loss) income	117	47	(17)	86
Total comprehensive income	$295	$194	$470	$415

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Six Months Ended March 31, 2016 and 2015

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669
Net income	—	—	—	—	—	487	—	487
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)
ESOP shares allocated	—	—	(2)	—	63	—	—	61
Stock-based compensation expense	—	—	3	—	—	—	—	3
Balance, March 31, 2016	5,819,494	$59	$26,276	$(1,166)	$(689)	$23,739	$(1,016)	$47,203

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2014	5,815,444	$59	$26,295	$(1,211)	$(877)	$22,382	$(716)	$45,932
Net income	—	—	—	—	—	329	—	329
Other comprehensive income	—	—	—	—	—	—	86	86
ESOP shares allocated	—	—	(9)	—	62	—	—	53
Stock-based compensation expense	—	—	9	—	—	—	—	9
Balance, March 31, 2015	5,815,444	$59	$26,295	$(1,211)	$(815)	$22,711	$(630)	$46,409

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2016	2015
	(Unaudited)
Operating activities
Net income	$487	$329
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	379	446
Premium amortization on investment securities, net	96	146
Provision for loan losses	468	590
Provision for loss on other real estate owned	270	25
Proceeds from the sales of loans	3,040	4,441
Gains on sale of loans	(243)	(326)
Gains on sales of investment securities	(63)	(42)
Losses (gains) on the sales of other real estate owned	9	(43)
ESOP compensation expense	63	53
Stock-based compensation expense	4	9
Deferred income tax expense	173	195
Increase in accrued interest receivable	(45)	(26)
Increase in surrender value bank owned life insurance	(148)	(153)
Increase in other assets	(335)	(80)
Decrease in accrued interest payable	(11)	(36)
Increase (decrease) in accounts payable and other liabilities	80	(757)
Net cash provided by operating activities	4,224	4,771

Investing activities
Net decrease (increase) in loans receivable	2,628	(11,198)
Purchases of loans receivable	(7,098)	(674)
Purchases of investment securities held to maturity	(10,565)	(4,132)
Purchases of investment securities available for sale	(6,482)	—
Sales of investment securities available for sale	4,098	5,421
Principal repayments on investment securities held to maturity	4,213	2,467
Principal repayments on investment securities available for sale	362	453
Purchases of premises and equipment	(147)	(65)
Investment in other real estate owned	(112)	(283)
Proceeds from the sale of other real estate owned	447	4,778
Redemption (purchase) of Federal Home Loan Bank stock	102	(32)
Net cash used by investing activities	(12,554)	(3,265)

Financing activities
Net increase in deposits	13,222	14,457
Net increase in escrowed funds	188	106
Proceeds from long-term advances	—	5,701
Repayments of long-term advances	(2,260)	(5,000)
Repayments of securities sold under agreements to repurchase	—	(5,000)
Net cash provided by financing activities	11,150	10,264
Net increase in cash and cash equivalents	2,820	11,770

Cash and cash equivalents, beginning of period	18,108	10,258

Cash and cash equivalents, end of period	$20,928	$22,028

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,769	$1,615
Income taxes	$4	$14
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$718	$2,666

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

Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The September 30, 2015 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2018 for public companies. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). This ASU was issued as part of FASB’s Simplification Initiative. The areas for simplification in this Update include income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows for share-based payment transactions. For public companies, this ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2016 and 2015 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of diluted equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
	(In thousands except for per share data)

Income applicable to common shares	$178	$147	$487	$329
Weighted average number of common shares
outstanding - basic	5,820	5,819	5,820	5,818
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,820	5,819	5,820	5,818

Basic earnings per share	$0.03	$0.03	$0.08	$0.06

Diluted earnings per share	$0.03	$0.03	$0.08	$0.06

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2016 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive. Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and six months ended March 31, 2015 because the grant (or option strike) price was greater than the average market price of the common shares during the period.

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

Stock options generally vest over a five-year service period and expire ten years from issuance. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The 7-year Treasury yield in effect, at the time of the grant, provided the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the vesting period of the awards. Once vested, these awards are irrevocable. Shares will be obtained from either the open market or treasury stock upon share option exercise.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2016 and 2015, respectively:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2015	188,276	$14.61	1.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2016	188,276	$14.61	0.9 years	$—

Exercisable at March 31, 2016	188,276	$14.61	0.9 years	$—

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2014	188,276	$14.61	2.4 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2015	188,276	$14.61	1.9 years	$—

Exercisable at March 31, 2015	188,276	$14.61	1.9 years	$—

The following is a summary of the Company’s non-vested restricted stock awards as of March 31, 2016 and 2015 and changes during the six months ended March 31, 2016 and 2015:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2015	1,252	$4.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2016	1,252	$4.30

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2014	5,302	$4.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2015	5,302	$4.41

Stock option and stock award expenses included with compensation expense were $0 and $2,688, respectively, for the six months ended March 31, 2016.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2016, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the six months ended March 31, 2016 and 2015, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2016. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan. The Company has 104,248 total treasury stock shares at March 31, 2016, of which 81,000 were from repurchases under this program.

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

At March 31, 2016, shares allocated to participants totaled 140,881. Unallocated ESOP shares held in suspense totaled 76,982 at March 31, 2016 and had a fair market value of $760,582. The Company's contribution expense for the ESOP was $61,000 and $53,000 for the six months ended March 31, 2016 and 2015, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2016			2015
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain
arising during period on:

Available-for-sale investments	$207	$(76)	$131	$87	$(33)	$54
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	(24)	10	(14)	(12)	5	(7)

Other comprehensive income, net	$183	$(66)	$117	$75	$(28)	$47

	Six Months Ended March 31,
	2016			2015
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain
arising during period on:

Available-for-sale investments	$37	$(16)	$21	$178	$(67)	$111
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	(63)	25	(38)	(42)	17	(25)

Other comprehensive income, net	$(26)	$9	$(17)	$136	$(50)	$86

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

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$7,978	$—	$7,978	$—
Private label mortgage-backed securities-residential	128	—	128	—
Total securities available for sale	$8,106	$—	$8,106	$—

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,914	$—	$5,914	$—
Private label mortgage-backed securities-residential	150	—	150	—
Total securities available for sale	$6,064	$—	$6,064	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $114,000 and $132,000 at March 31, 2016 and September 30, 2015, respectively.

Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Three impairment measurement methods are used, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral, less anticipated selling and disposition costs, if the asset is collateral dependent. The regulatory agencies require the last method for loans from which repayment is expected to be provided solely by the underlying collateral. The Company’s impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2016 and September 30, 2015

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,212	$—	$—	$1,212
Other real estate owned	16,296	—	—	16,296
	$17,508	$—	$—	$17,508

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,489	$—	$—	$1,489
Other real estate owned	16,192	—	—	16,192
	$17,681	$—	$—	$17,681

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
March 31, 2016	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 1,212	Appraisal of collateral (1)	Appraisal adjustments (2)	-13.0% to -32.0% (-29.0%)
Other real estate owned	$ 16,296	Appraisal of collateral (1)	Liquidation expenses (2)	-3.9% to -37.0% (-11.5%)

	Fair Value	Valuation
September 30, 2015	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 1,489	Appraisal of collateral (1)	Appraisal adjustments (2)	-16.0% to -40.0% (-8.0%)
Other real estate owned	$ 16,192	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to -41.2% (-15.1%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Federal Home Loan Bank of New York advances: The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Federal Home Loan Bank of New York for borrowings of similar maturity and terms.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2016 and September 30, 2015.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2016
Financial instruments - assets
Investment securities held to maturity	$58,886	$59,573	$—	$59,573	$—
Loans	421,080	426,310	—	—	426,310

Financial instruments - liabilities
Certificates of deposit including retirement certificates	133,666	134,974	—	134,974	—
Borrowings	29,334	29,957	—	29,957	—

September 30, 2015
Financial instruments - assets
Investment securities held to maturity	$52,614	$53,248	$—	$53,248	$—
Loans	420,596	425,890	—	—	425,890

Financial instruments - liabilities
Certificates of deposit including retirement certificates	143,108	144,150	—	144,150	—
Borrowings	31,594	32,231	—	32,231	—

There were no transfers between fair value measurement placements for the three and six months ended March 31, 2016.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2016 and September 30, 2015:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$7,930	$48	$—	$7,978
Private label mortgage-backed securities-residential	128	—	—	128
Total securities available for sale	$8,058	$48	$—	$8,106

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,839	$82	$(7)	$5,914
Private label mortgage-backed securities-residential	151	—	(1)	150
Total securities available for sale	$5,990	$82	$(8)	$6,064

The maturities of the debt securities and mortgage-backed securities available for sale at March 31, 2016 are summarized in the following table:

March 31, 2016
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	8,058	8,106
Commercial	—	—
Total	$8,058	$8,106

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2016 and September 30, 2015:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,973	$170	$(102)	$5,041
Mortgage-backed securities - commercial	1,067	—	(2)	1,065
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	42,320	885	(13)	43,192
Debt securities	7,000	3	—	7,003
Private label mortgage-backed securities - residential	526	—	(4)	522
Corporate securities	3,000	—	(250)	2,750
Total securities held to maturity	$58,886	$1,058	$(371)	$59,573

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,414	$156	$(99)	$5,471
Mortgage-backed securities - commercial	1,101	—	(2)	1,099
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	37,563	647	(67)	38,143
Debt securities	5,000	2	(25)	4,977
Private label mortgage-backed securities - residential	536	1	(1)	536
Corporate securities	3,000	22	—	3,022
Total securities held to maturity	$52,614	$828	$(194)	$53,248

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2016 are summarized in the following table:

	March 31, 2016
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,000	2,000
Due after 5 but within 10 years	4,000	4,003
Due after 10 years	4,000	3,750
Total debt securities	10,000	9,753

Mortgage-backed securities:
Residential	47,819	48,755
Commercial	1,067	1,065
Total	$58,886	$59,573

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

Investment securities with fair values more than their amortized cost contain unrealized gains. The Company also evaluated the securities with unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2016 and September 30, 2015 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2016
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$940	$(102)	$940	$(102)
Mortgage-backed securities - commercial	1	1,065	(2)	—	—	1,065	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	—	—	3,413	(13)	3,413	(13)
Private label mortgage-backed securities residential	3	521	(4)	16	—	537	(4)
Corporate securities	1	2,750	(250)	—	—	2,750	(250)
Total	9	$4,336	$(256)	$4,369	$(115)	$8,705	$(371)

		September 30, 2015
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,254	$(99)	$2,254	$(99)
Mortgage-backed securities - commercial	1	1,099	(2)	—	—	1,099	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	7	4,424	(34)	8,688	(33)	13,112	(67)
Debt securities	1	—	—	1,975	(25)	1,975	(25)
Private label mortgage-backed securities residential	2	—	—	223	(1)	223	(1)
Total	14	$5,523	$(36)	$13,140	$(158)	$18,663	$(194)

The Company also evaluated securities with unrealized losses. At March 31, 2016 and September 30, 2015, there were nine and fourteen, respectively, investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities with unrealized losses. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2016 and September 30, 2015.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2016	2015
	(Dollars in thousands)

One-to four-family residential	$162,135	$169,781
Commercial real estate	178,626	173,864
Construction	11,755	6,679
Home equity lines of credit	22,006	21,176
Commercial business	39,262	41,485
Other	9,991	10,305
Total loans receivable	423,775	423,290
Net deferred loan costs	195	192
Allowance for loan losses	(2,890)	(2,886)

Total loans receivable, net	$421,080	$420,596

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Principal
At March 31, 2016	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$4,132	$4,132	$4,275
Commercial real estate	—	—	4,995	4,995	6,501
Home equity lines of credit	—	—	29	29	29
Commercial business	1,307	95	273	1,580	1,963
Total impaired loans	$1,307	$95	$9,429	$10,736	$12,768

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2015	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,017	$3,017	$3,134
Commercial real estate	—	—	5,447	5,447	6,556
Home equity lines of credit	—	—	417	417	521
Commercial business	1,690	201	66	1,756	1,756
Total impaired loans	$1,690	$201	$8,947	$10,637	$11,967

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Six Months
	Ended March 31, 2016	Ended March 31, 2016
	(Dollars in thousands)

One-to four-family residential	$3,553	$3,374
Commercial real estate	5,211	5,289
Home equity lines of credit	139	231
Commercial business	1,773	1,767
Average investment in impaired loans	$10,676	$10,661

	Three Months	Six Months
	Ended March 31, 2015	Ended March 31, 2015
	(Dollars in thousands)

One-to four-family residential	$6,937	$7,532
Commercial real estate	5,215	5,159
Construction	1,942	2,054
Home equity lines of credit	484	599
Commercial business	1,899	1,380
Average investment in impaired loans	$16,477	$16,724

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2016
One-to four-family residential	$158,993	$—	$3,142	$—	$162,135
Commercial real estate	174,766	—	3,860	—	178,626
Construction	9,277	—	2,478	—	11,755
Home equity lines of credit	21,300	—	706	—	22,006
Commercial business	37,936	—	19	1,307	39,262
Other	9,991	—	—	—	9,991
Total	$412,263	$—	$10,205	$1,307	$423,775

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2015
One-to four-family residential	$166,846	$—	$2,935	$—	$169,781
Commercial real estate	169,239	210	3,309	1,106	173,864
Construction	2,468	—	4,211	—	6,679
Home equity lines of credit	19,436	—	1,740	—	21,176
Commercial business	39,764	—	1,721	—	41,485
Other	10,305	—	—	—	10,305
Total	$408,058	$210	$13,916	$1,106	$423,290

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
March 31, 2016
One-to four-family residential	$159,018	$45	$—	$3,072	$3,117	$3,072	$162,135
Commercial real estate	177,144	2	—	1,480	1,482	1,480	178,626
Construction	11,755	—	—	—	—	—	11,755
Home equity lines of credit	21,972	—	—	34	34	34	22,006
Commercial business	37,527	4	—	1,731	1,735	1,731	39,262
Other	9,991	—	—	—	—	—	9,991
Total	$417,407	$51	$—	$6,317	$6,368	$6,317	$423,775

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2015
One-to four-family residential	$166,993	$—	$730	$2,058	$2,788	$2,058	$169,781
Commercial real estate	171,969	—	—	1,895	1,895	1,895	173,864
Construction	6,679	—	—	—	—	—	6,679
Home equity lines of credit	20,921	—	—	255	255	255	21,176
Commercial business	39,777	—	19	1,689	1,708	1,689	41,485
Other	10,305	—	—	—	—	—	10,305
Total	$416,644	$—	$749	$5,897	$6,646	$5,897	$423,290

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans (“NPLs”).

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	—	—	—	80	1	—	—	81
Provision	36	4	(71)	(78)	255	3	29	178
Balance- December 31, 2015	$386	$935	$382	$55	$1,225	$9	$108	$3,100
Charge-offs	—	(61)	—	(84)	(383)	—	—	(528)
Recoveries	—	—	1	—	26	—	—	27
Provision	113	(3)	(115)	100	125	(1)	72	291
Balance- March 31, 2016	$499	$871	$268	$71	$993	$8	$180	$2,890

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2015:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Charge-offs	(12)	(193)	—	(147)	—	(1)	—	(353)
Recoveries	—	—	37	—	—	—	—	37
Provision	84	199	(73)	151	90	(2)	(29)	420
Balance- December 31, 2014	$474	$832	$748	$66	$733	$6	$80	$2,939
Charge-offs	(90)	—	(342)	—	(263)	—	—	(695)
Recoveries	400	—	—	—	—	—	—	400
Provision	(415)	10	114	(11)	434	—	38	170
Balance- March 31, 2015	$369	$842	$520	$55	$904	$6	$118	$2,814

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2016 and September 30, 2015:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - March 31, 2016	$499	$871	$268	$71	$993	$8	$180	$2,890
Individually evaluated
for impairment	—	—	—	—	95	—	—	95
Collectively evaluated
for impairment	499	871	268	71	898	8	180	2,795

Loans receivable:
Balance - March 31, 2016	$162,135	$178,626	$11,755	$22,006	$39,262	$9,991	$—	$423,775
Individually evaluated
for impairment	4,132	4,995	—	29	1,580	—	—	10,736
Collectively evaluated
for impairment	158,003	173,631	11,755	21,977	37,682	9,991	—	413,039

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Individually evaluated
for impairment	—	—	—	—	201	—	—	201
Collectively evaluated
for impairment	395	931	453	53	768	6	79	2,685

Loans receivable:
Balance - September 30, 2015	$169,781	$173,864	$6,679	$21,176	$41,485	$10,305	$—	$423,290
Individually evaluated
for impairment	3,017	5,447	—	417	1,756	—	—	10,637
Collectively evaluated
for impairment	166,764	168,417	6,679	20,759	39,729	10,305		412,653

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three and six months ended March 31, 2016 and 2015.

The Company foreclosed $726,000 of residential real estate loans for the six months ended March 31, 2016, and $3.1 million of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure at March 31, 2016.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2016	2015
	March 31	September 30
	(Dollars in thousands)

Demand accounts	$90,964	$87,915
Savings accounts	95,549	90,196
NOW accounts	45,437	41,457
Money market accounts	113,875	103,593
Certificates of deposit	113,258	122,088
Retirement certificates	20,408	21,020
	$479,491	$466,269

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at March 31, 2016, the amount of which has increased $33,000 from that in place at September 30, 2015.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands)

Income tax expense at 34%
statutory federal tax rate	$96	$68	$266	$154
State tax expense	31	12	76	23
Other	(24)	(28)	(47)	(53)
Income tax expense	$103	$52	$295	$124

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

	2016	2015
	March 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$306	$694
Unused lines of credit	49,407	45,039
Fixed rate loan commitments	1,613	1,597
Variable rate loan commitments	13,758	7,937

	$65,084	$55,267

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

Comparison of Financial Condition at March 31, 2016 and September 30, 2015

Total assets increased $11.8 million, or 2.1%, to $562.3 million during the six months ended March 31, 2016 from $550.6 million at September 30, 2015. The change was attributable to an $11.1 million increase in cash and cash equivalents and investment securities balances.

Cash and interest bearing deposits with banks increased $2.8 million, or 15.6%, to $20.9 million at March 31, 2016 from $18.1 million at September 30, 2015 as deposit inflows exceeded net loan originations for the quarter.

Investment securities increased $8.3 million, or 14.2%, to $67.0 million at March 31, 2016 from $58.7 million at September 30, 2015. The Company purchased $17.0 million of U.S. Government-sponsored enterprise mortgage-backed securities and debt securities during the six months ended March 31, 2016. Offsetting the purchases, the Company received repayments totaling $4.6 million and sold securities totaling $4.1 million during the six months ended March 31, 2016.

Investment securities at March 31, 2016 consisted of $56.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $7.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $654,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Bank’s investment securities for the six months ended March 31, 2016.

Total loans receivable increased $485,000 during the six months ended March 31, 2016 to $423.8 million and were comprised of $178.6 million (42.1%) commercial real estate loans, $162.1 million (38.3%) one-to-four family residential mortgage loans, $39.3 million (9.2%) commercial business loans, $22.0 million (5.2%) home equity lines of credit, $11.8 million (2.8%) construction loans and $10.0 million (2.4%) other loans.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, increased by $420,000, or 7.1%, to $6.3 million at March 31, 2016 from $5.9 million at September 30, 2015. The ratio of non-performing loans to total loans increased to 1.5% at March 31, 2016 from 1.4% at September 30, 2015.

Included in the non-performing loan totals were thirteen residential mortgage loans totaling $3.1 million, three commercial real estate loans totaling $1.5 million, three commercial business loan totaling $1.7 million, and two home equity lines of credit totaling $34,000.

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit and other consumer loans, increased $793,000 to $3.1 million at March 31, 2016 from $2.3 million at September 30, 2015. The loans remained in varying stages of foreclosure at March 31, 2016. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans. Year-to-date, the Company charged off $130,000 in non-performing residential and home equity line of credit and other consumer loans through a reduction in its allowance for loan loss and received three recoveries totaling $81,000 from previously charged-off non-performing residential loans.

Non-performing commercial real estate loans decreased $415,000 to $1.5 million at March 31, 2016 from $1.9 million at September 30, 2015. The three non-accrual loans were in various stages of foreclosure and collection at March 31, 2016. Year-to-date, Magyar Bank charged off $61,000 in non-performing commercial real estate loans through a reduction in its allowance for loan loss.

Non-performing commercial business loans increased $41,000 to $1.7 million during the six months ended March 31, 2016. Year-to-date, the Company charged off $382,000 in non-performing commercial business loans and there were two recoveries totaling $26,000 from two previously charged-off non-performing commercial business loans.

During the six months ended March 31, 2016, the allowance for loan losses increased $4,000 to $2.9 million. The allowance for loan losses as a percentage of non-performing loans decreased to 45.8% at March 31, 2016 compared with 48.9% at September 30, 2015. At March 31, 2016 and September 30, 2015, the Company’s allowance for loan losses as a percentage of total loans was 0.68%. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment. The Company determines the carrying value of loans secured by real estate by obtaining an updated third-party appraisal of the real estate collateral.

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At March 31, 2016, the Bank held specific reserves totaling $95,000.

Other real estate owned increased $104,000 to $16.3 million at March 31, 2016 from $16.2 million at September 30, 2015. The increase was due to the addition of three properties totaling $718,000 resulting from foreclosure of collateral securing non-performing loans and $112,000 in improvements to existing properties. Offsetting the increases were the sales of three properties totaling $416,000 and valuation allowances totaling $271,000. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, marketing the individual properties for sale, or selling multiple properties to a real estate investor.

Total deposits increased $13.2 million, or 2.8%, to $479.5 million during the six months ended March 31, 2016. The increase in deposits occurred in money market accounts, which increased $10.3 million, or 9.9%, to $113.9 million, savings accounts, which increased $5.3 million, or 5.9%, to $95.5 million, interest-bearing checking accounts, which increased $4.0 million, or 9.6%, to $45.4 million, and non-interest bearing checking accounts, which increased $3.0 million, or 3.5%, to $91.0 million. Offsetting these increases was a decrease in certificates of deposit (including individual retirement accounts) of $9.4 million, or 6.6%, to $133.7 million.

Included with the total deposits at March 31, 2016 and September 30, 2015 were $11.5 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances decreased $2.3 million to $29.3 million at March 31, 2016 from $31.6 million at September 30, 2015. Deposit inflows were used to repay a matured long-term advance.

Stockholders’ equity increased $534,000, or 1.1%, to $47.2 million at March 31, 2016 from $46.7 million at September 30, 2015. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the six months ended March 31, 2016. Through March 31, 2016, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,819,494. The Company’s book value per share increased to $8.11 at March 31, 2016 from $8.02 at September 30, 2015. The increase was due to the Company’s results of operations for the six months ended March 31, 2016.

Average Balance Sheet for the Three and Six Months Ended March 31, 2016 and 2015

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2016 and 2015. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$31,593	$61	0.77%	$16,990	$24	0.58%
Loans receivable, net	416,788	4,517	4.35%	409,156	4,432	4.39%
Securities
Taxable	63,561	365	2.31%	55,699	307	2.23%
FHLB of NY stock	1,958	24	4.86%	1,835	20	4.54%
Total interest-earning assets	513,900	4,967	3.88%	483,680	4,783	4.01%
Noninterest-earning assets	52,106			52,033
Total assets	$566,006			$535,713

Interest-bearing liabilities:
Savings accounts (1)	$93,741	167	0.71%	$80,237	125	0.63%
NOW accounts (2)	157,325	122	0.31%	151,023	107	0.29%
Time deposits (3)	138,404	406	1.17%	134,399	364	1.10%
Total interest-bearing deposits	389,470	695	0.72%	365,659	596	0.66%
Borrowings	30,104	171	2.28%	27,052	170	2.55%
Total interest-bearing liabilities	419,574	866	0.83%	392,711	766	0.79%
Noninterest-bearing liabilities	99,606			96,813
Total liabilities	519,180			489,524
Retained earnings	46,826			46,189
Total liabilities and retained earnings	$566,006			$535,713

Net interest and dividend income		$4,101			$4,017
Interest rate spread			3.05%			3.22%
Net interest-earning assets	$94,326			$90,969
Net interest margin (4)			3.20%			3.37%
Average interest-earning assets to average interest-bearing liabilities	122.48%			123.16%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$31,782	$102	0.64%	$13,370	$36	0.55%
Loans receivable, net	416,809	9,104	4.36%	407,232	8,883	4.37%
Securities
Taxable	62,699	716	2.28%	57,559	625	2.18%
FHLB of NY stock	1,992	48	4.79%	1,803	44	4.88%
Total interest-earning assets	513,282	9,970	3.87%	479,964	9,588	4.01%
Noninterest-earning assets	51,802			52,814
Total assets	$565,084			$532,778

Interest-bearing liabilities:
Savings accounts (1)	$92,382	$326	0.70%	$76,367	$229	0.60%
NOW accounts (2)	153,759	240	0.31%	147,692	200	0.27%
Time deposits (3)	141,328	830	1.17%	139,930	769	1.10%
Total interest-bearing deposits	387,469	1,396	0.72%	363,989	1,198	0.66%
Borrowings	30,853	362	2.34%	28,151	381	2.72%
Total interest-bearing liabilities	418,322	1,758	0.84%	392,140	1,579	0.81%
Noninterest-bearing liabilities	99,648			94,307
Total liabilities	517,970			486,447
Retained earnings	47,114			46,331
Total liabilities and retained earnings	$565,084			$532,778

Net interest and dividend income		$8,212			$8,009
Interest rate spread			3.03%			3.20%
Net interest-earning assets	$94,960			$87,824
Net interest margin (4)			3.19%			3.35%
Average interest-earning assets to average interest-bearing liabilities	122.70%			122.40%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

Net Income. Net income increased $31,000, or 21.1%, to $178,000 during the three-month period ended March 31, 2016 compared with net income $147,000 at the three-month period ended March 31, 2015 due to higher net interest and dividend income, which increased $84,000, and lower non-interest expense, which decreased $130,000. Partially offsetting these items were higher provisions for loan loss, which increased $121,000, and higher income tax expense, which increased $51,000.

Net Interest and Dividend Income. Net interest and dividend income increased $84,000 to $4.1 million for the three months ended March 31, 2016 from $4.0 million for the three months ended March 31, 2015. The Company’s net interest margin decreased by 17 basis points to 3.20% for the quarter ended March 31, 2016 compared to 3.37% for the quarter ended March 31, 2015. The yield on the Company’s interest-earning assets fell 13 basis points to 3.88% for the three months ended March 31, 2016 from 4.01% for the three months ended March 31, 2015, primarily due to the lower overall interest rate environment. The cost of interest-bearing liabilities increased 4 basis points to 0.83% for the three months ended March 31, 2016 from 0.79% for the three months ended March 31, 2015. The increase in the cost of interest-bearing liabilities was attributable to higher average balances in higher-cost savings accounts.

Interest and Dividend Income. Interest and dividend income increased $184,000, or 3.8%, to $5.0 million for the three months ended March 31, 2016 from $4.8 million for the three months ended March 31, 2015. The increase was attributable to a $30.2 million, or 6.2%, increase in the average balance of interest-earning assets, offset by a 13 basis point decrease in the yield on such assets to 3.88% for the quarter ended March 31, 2016 compared with the prior year period.

Interest earned on loans increased $85,000, or 1.9%, to $4.5 million for the three months ended March 31, 2016 compared with the prior year same period due to a $7.6 million increase in the average balance in the net loan receivables.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, increased $95,000, or 28.7%, to $426,000 for the three months ended March 31, 2016 from $331,000 for the three months ended March 31, 2015. The increase was due to a $22.5 million, or 30.9%, increase in the average balance of such securities and deposits to $95.2 million from $72.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Interest Expense. Interest expense increased $100,000, or 13.1%, to $866,000 for the three months ended March 31, 2016 from $766,000 for the three months ended March 31, 2015. The average balance of interest-bearing liabilities increased $26.9 million, or 6.8%, to $419.6 million from $392.7 million between the two periods, while the cost of such liabilities increased 4 basis points to 0.83% for the quarter ended March 31, 2016 from 0.79% compared with the prior year period.

The average balance of interest bearing deposits increased $23.8 million to $389.5 million from $365.6 million while the average cost of such deposits increased 6 basis points to 0.72% from 0.66% between the two periods. As a result, interest paid on interest-bearing deposits increased $99,000 to $695,000 for the three months ended March 31, 2016 from $596,000 for the three months ended March 31, 2015.

Interest paid on advances and securities sold under agreements to repurchase increased $1,000, or 0.6%, to $171,000 for the three months ended March 31, 2016 from $170,000 for the same period prior year, while the average balance of such borrowings increased to $30.1 million from $27.1 million. The average cost of advances and securities sold under agreements to repurchase decreased 27 basis points to 2.28% for the three months ended March 31, 2016 from 2.55% for the same period of March 31, 2015, reflecting the lower market interest rate environment.

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

After an evaluation of these factors, management recorded a provision of $291,000 for the three months ended March 31, 2016 compared to a provision of $170,000 for the three months ended March 31, 2015. The provision for loan losses increased during the current period compared with the prior year period due to lower loan recoveries received, which declined to $26,000 for the three months ended March 31, 2016 compared with $400,000 for the three months ended March 31, 2015. Net charge-offs were $501,000 for the three months ended March 31, 2016 compared to $295,000 for the three months ended March 31, 2015.

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

Other Income. Non-interest income decreased $11,000, or 2.4%, to $442,000 during the three months ended March 31, 2016 compared to $453,000 for the three months ended March 31, 2015. The decrease was primarily attributable to lower gains from the sale of loans, which decreased $21,000 from the prior year period. The Company recorded gains totaling $72,000 from the sale of guaranteed portions of SBA loans during the three months ended March 31, 2016, compared with $93,000 for the prior year period.

Other Expenses. Non-interest expenses decreased $130,000, or 3.2%, to $4.0 million from $4.1 million for the three months ended March 31, 2015. Other expenses decreased $133,000 for the three months ended March 31, 2016 due to the settlement of a lawsuit with the Company’s former President & CEO that resulted in a net charge of $135,000 during the prior year period. In addition, occupancy expenses decreased $36,000, data processing decreased $25,000, and loan servicing expenses decreased $24,000. Partially offsetting these decreases was an increase in compensation and benefit expense of $75,000, or 3.6%, from the prior year period due to a higher number of employees and annual merit increases for employees.

Income Tax Expense. The Company recorded income tax expense of $103,000 for the three months ended March 31, 2016, compared with $52,000 for the three months ended March 31, 2015. The increase was the result of higher income from operations, which increased $82,000, and a $15,000 increase in the valuation allowance against the Company’s deferred tax asset for the non-qualified stock options due to expire in fiscal year 2017. The effective tax rate for the three months ended March 31, 2016 was 36.7% compared with 26.1% for the three months ended March 31, 2015.

Comparison of Operating Results for the Six Months Ended March 31, 2016 and 2015

Net Income. Net income increased $158,000, or 48.0%, to $487,000 during the six-month period ended March 31, 2016 compared with $329,000 for the six-month period ended March 31, 2015. The increase was due to higher net interest and dividend income and lower provisions for loan loss. Net interest and dividend income increased $203,000, or 2.5%, while provisions for loan loss decreased $121,000. Higher non-interest income of $47,000 was largely offset by higher non-interest expenses of $42,000.

The net interest margin decreased by 16 basis points to 3.19% for the six months ended March 31, 2016 compared to 3.35% for the six months ended March 31, 2015. The yield on interest-earning assets fell 14 basis points to 3.87% for the six months ended March 31, 2016 from 4.01% for the six months ended March 31, 2015 primarily due to the lower rate environment. The cost of interest-bearing liabilities increased 3 basis points to 0.84% for the six months ended March 31, 2016 from 0.81% for the six months ended March 31, 2015. The increase in the cost of interest-bearing liabilities was attributable to higher average deposit balances in higher-cost accounts.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $203,000, or 2.5%, to $8.2 million during the six month period ended March 31, 2016.

Interest and Dividend Income. Interest and dividend income increased $382,000, or 4.0%, to $10.0 million for the six months ended March 31, 2016 compared to the six months ended March 31, 2015. The average balance of interest-earning assets increased $33.3 million, or 6.9%, while the yield on such assets decreased 14 basis points to 3.87% for the six months ended March 31, 2016 compared with the prior year period.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, increased $157,000, or 23.8%, to $818,000 for the six months ended March 31, 2016 compared with $661,000 for the same period last year. The average yield on investment securities decreased 14 basis points to 1.73% for the six months ended March 31, 2016 from 1.87% for the six months ended March 31, 2015. The decrease in yield was due to the lower overall interest rate market, while the average balance on these investment increased $23.6 million, or 33.2%, to $94.5 million for six months ended March 31, 2016 compared to $70.9 million the same period prior year.

Interest Expense. Interest expense increased $179,000, or 11.3%, to $1.8 million for the six months ended March 31, 2016 from $1.6 million for the six months ended March 31, 2015. The average balance of interest-bearing liabilities increased $26.2 million, or 6.7%, between the two periods while the cost on such liabilities grew by 3 basis points to 0.84% for the six months ended March 31, 2016 compared with the prior year period.

The average balance of interest bearing deposits increased $23.5 million, or 6.5%, to $387.5 million from $364.0 million while the average cost of such deposits increased 6 basis points to 0.72% from 0.66%. As a result, interest paid on deposits increased $198,000, or 16.5%, to $1.4 million for the six months ended March 31, 2016 from $1.2 million for the six months ended March 31, 2015.

Interest paid on advances and securities sold under agreements to repurchase decreased $19,000, or 5.0%, to $362,000 for the six months ended March 31, 2016 compared with $381,000 for the same period prior year due to the low interest environment, while the average balance of such borrowings increased $2.7 million to $30.8 million from $28.1 million. The average cost of advances and securities sold under agreements to repurchase decreased 4 basis points to 2.34% for the six months ended March 31, 2016 from 2.72% for the same period of March 31, 2015.

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

After an evaluation of these factors, management recorded a provision of $469,000 for the six months ended March 31, 2016 compared to $590,000 for the six months ended March 31, 2015. Net charge-offs were $465,000 for the six months ended March 31, 2016 compared to $611,000 for the six months ended March 31, 2015.

The loan charge-offs during the six months ended March 31, 2016 resulted primarily from additional write-downs of loans previously deemed impaired. Eight non-performing loans totaling $2.7 million were written down by $573,000 for the six months based on updated valuations of the loans. Of these eight loans, two totaling $651,000 at September 30, 2015 were transferred to other real estate owned OREO. There were loan recoveries totaling $108,000 received during the six month period.

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

Other Income. Non-interest income increased $47,000, or 4.6%, to $1.1 million for the six months ended March 31, 2016 compared to the prior year period. The increase was attributable to higher service charge income, which increased $102,000, and was attributable to higher loan prepayment fees and higher loan servicing income. Partially offsetting the higher service charge income were lower gains on the sale of assets, which decreased $62,000 to $306,000 for the six months ended March 31, 2016 from $368,000 for the six months ended March 31, 2015.

Other Expenses. Non-interest expenses increased $42,000, or 0.5%, to $8.0 million during the six months ended March 31, 2016 primarily due to OREO expenses. OREO expenses increased $263,000 to $504,000 for the three months ended March 31, 2016 from $241,000 for the three months ended March 31, 2015 due to valuation allowances totaling $271,000 established against the carrying values of three properties based on updated appraisals. Partially offsetting the increase were decreases in occupancy and other expenses. Occupancy expenses declined $102,000 from lower depreciation and snowplowing expenses incurred during the current year period. Other expenses decreased $137,000 during the six months ended March 31, 2016 due to the settlement of a lawsuit with the Company’s former President & CEO that resulted in a net charge of $135,000 in the prior year period.

Income Tax Expense. The Company recorded income tax expense of $295,000 for the six months ended March 31, 2016, compared with $124,000 for the six months ended March 31, 2015. The increase was the result of higher income from operations, which increased $329,000, and a $30,000 increase in the valuation allowance against the Company’s deferred tax asset for the non-qualified stock options due to expire in fiscal year 2017. The effective tax rate for the six months ended March 31, 2016 was 37.7% compared with 27.4% for the six months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2016 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2016, the Company had commitments outstanding under letters of credit of $306,000, commitments to originate loans of $15.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $49.4 million. There has been no material change during the six months ended March 31, 2016 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank has committed to the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance to maintain capital at or above well capitalized levels. At March 31, 2016, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.26%, and total qualifying capital as a percentage of risk-weighted assets was 12.66%.

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

There has been no change in the Company's internal control over financial reporting during the six months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the six months ended March 31, 2016. Through March 31, 2016, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and September 30, 2015; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 13, 2016	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 13, 2016	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer