Form 10-Q
period 2016-06-30
Magyar Bancorp, Inc.
filed 2016-08-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Stock, $0.01 Par Value	5,820,746

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2016	2015
	(Unaudited)
Assets
Cash	$1,227	$1,081
Interest earning deposits with banks	14,685	17,027
Total cash and cash equivalents	15,912	18,108

Investment securities - available for sale, at fair value	5,565	6,064
Investment securities - held to maturity, at amortized cost (fair value of
$56,495 and $53,248 at June 30, 2016 and September 30, 2015, respectively)	55,391	52,614
Federal Home Loan Bank of New York stock, at cost	2,464	2,025
Loans receivable, net of allowance for loan losses of $2,900 and $2,886 at
June 30, 2016 and September 30, 2015, respectively	439,533	420,596
Bank owned life insurance	11,184	10,962
Accrued interest receivable	1,741	1,703
Premises and equipment, net	18,259	17,818
Other real estate owned ("OREO")	13,725	16,192
Other assets	4,395	4,483

Total assets	$568,169	$550,565

Liabilities and Stockholders' Equity
Liabilities
Deposits	$472,146	$466,269
Escrowed funds	1,706	1,301
Federal Home Loan Bank of New York advances	41,040	31,594
Accrued interest payable	142	102
Accounts payable and other liabilities	5,632	4,630

Total liabilities	520,666	503,896

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 and 5,819,494 shares outstanding at
June 30, 2016 and September 30, 2015, respectively	59	59
Additional paid-in capital	26,271	26,275
Treasury stock: 102,996 and 104,248 shares at
June 30, 2016 and September 30, 2015, respectively, at cost	(1,152)	(1,166)
Unearned Employee Stock Ownership Plan shares	(658)	(752)
Retained earnings	23,983	23,252
Accumulated other comprehensive loss	(1,000)	(999)

Total stockholders' equity	47,503	46,669

Total liabilities and stockholders' equity	$568,169	$550,565

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,767	$4,476	$13,870	$13,359
Investment securities
Taxable	397	347	1,216	1,008
Federal Home Loan Bank of New York stock	22	19	70	62

Total interest and dividend income	5,186	4,842	15,156	14,429

Interest expense
Deposits	682	605	2,078	1,802
Borrowings	185	174	547	555

Total interest expense	867	779	2,625	2,357

Net interest and dividend income	4,319	4,063	12,531	12,072

Provision for loan losses	420	346	889	936

Net interest and dividend income after
provision for loan losses	3,899	3,717	11,642	11,136

Other income
Service charges	233	297	775	738
Income on bank owned life insurance	73	77	221	229
Other operating income	34	35	101	91
Gains on sales of loans	223	90	466	415
Gains on sales of investment securities	10	—	72	42

Total other income	573	499	1,635	1,515

Other expenses
Compensation and employee benefits	2,140	2,030	6,335	6,090
Occupancy expenses	679	701	2,013	2,137
Professional fees	247	270	747	823
Data processing expenses	118	109	362	403
OREO expenses	239	107	743	349
FDIC deposit insurance premiums	193	178	570	535
Loan servicing expenses	46	65	160	222
Insurance expense	66	61	188	175
Other expenses	343	331	975	1,100
Total other expenses	4,071	3,852	12,093	11,834

Income before income tax expense	401	364	1,184	817

Income tax expense	149	119	444	243

Net income	$252	$245	$740	$574

Net income per share-basic and diluted	$0.04	$0.04	$0.13	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(Unaudited)

Net income	$252	$245	$740	$574
Other comprehensive (loss) income
Net unrealized gain (loss) on
securities available for sale	34	(54)	70	123
Less: reclassification for realized gains on sales
of securities available for sale	(10)	—	(72)	(42)
Other comprehensive income (loss), before tax	24	(54)	(2)	81
Deferred income tax effect	(8)	19	1	(29)
Total other comprehensive income (loss)	16	(35)	(1)	52
Total comprehensive income	$268	$210	$739	$626

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Nine Months Ended June 30, 2016 and 2015

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669
Net income	—	—	—	—	—	740	—	740
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Treasury stock used for restricted stock plan	1,252	—	(5)	14	—	(9)	—	—
ESOP shares allocated	—	—	(2)	—	94	—	—	92
Stock-based compensation expense	—	—	3	—	—	—	—	3
Balance, June 30, 2016	5,820,746	$59	$26,271	$(1,152)	$(658)	$23,983	$(1,000)	$47,503

The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2014	5,815,444	$59	$26,295	$(1,211)	$(877)	$22,382	$(716)	$45,932
Net income	—	—	—	—	—	574	—	574
Other comprehensive income	—	—	—	—	—	—	52	52
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(13)	—	93	—	—	80
Stock-based compensation expense	—	—	10	—	—	—	—	10
Balance, June 30, 2015	5,819,494	$59	$26,274	$(1,166)	$(784)	$22,929	$(664)	$46,648

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2016	2015
	(Unaudited)
Operating activities
Net income	$740	$574
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	576	665
Premium amortization on investment securities, net	148	196
Provision for loan losses	889	936
Provision for loss on other real estate owned	270	25
Proceeds from the sales of loans	6,171	5,646
Gains on sale of loans	(466)	(415)
Gains on sales of investment securities	(72)	(42)
Losses (gains) on the sales of other real estate owned	155	(23)
ESOP compensation expense	92	80
Stock-based compensation expense	3	10
Deferred income tax expense	400	295
Increase in accrued interest receivable	(38)	(12)
Increase in surrender value bank owned life insurance	(221)	(229)
Increase in other assets	(312)	(326)
Increase (decrease) in accrued interest payable	40	(12)
Increase in accounts payable and other liabilities	1,002	147
Net cash provided by operating activities	9,377	7,515

Investing activities
Net increase in loans receivable	(18,364)	(21,286)
Purchases of loans receivable	(8,991)	(949)
Purchases of investment securities held to maturity	(10,565)	(9,700)
Purchases of investment securities available for sale	(6,482)	—
Sales of investment securities available for sale	6,298	5,421
Principal repayments on investment securities held to maturity	7,664	4,561
Principal repayments on investment securities available for sale	729	597
Purchases of premises and equipment	(157)	(77)
Investment in other real estate owned	(155)	(390)
Proceeds from the sale of other real estate owned	3,161	4,833
Purchase of Federal Home Loan Bank stock	(439)	(782)
Net cash used by investing activities	(27,301)	(17,772)

Financing activities
Net increase (decrease) in deposits	5,877	(3,343)
Net increase in escrowed funds	405	205
Proceeds from long-term advances	6,706	6,763
Repayments of long-term advances	(2,260)	(5,000)
Net change in short-term advances	5,000	15,850
Repayments of securities sold under agreements to repurchase	—	(5,000)
Net cash provided by financing activities	15,728	9,475
Net decrease in cash and cash equivalents	(2,196)	(782)

Cash and cash equivalents, beginning of period	18,108	10,258

Cash and cash equivalents, end of period	$15,912	$9,476

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,585	$2,369
Income taxes	$4	$14
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,824	$2,850
OREO transferred to premises and equipment	$860	$—

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

Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The September 30, 2015 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2016 and 2015 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of diluted equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands except for per share data)

Income applicable to common shares	$252	$245	$740	$574
Weighted average number of common shares
outstanding - basic	5,820	5,819	5,820	5,818
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,820	5,819	5,820	5,818

Basic earnings per share	$0.04	$0.04	$0.13	$0.10

Diluted earnings per share	$0.04	$0.04	$0.13	$0.10

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2016 and June 30, 2015 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2016 and 2015, respectively:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2015	188,276	$14.61	1.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2016	188,276	$14.61	0.7 years	$—

Exercisable at June 30, 2016	188,276	$14.61	0.7 years	$—

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2014	188,276	$14.61	2.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2015	188,276	$14.61	1.7 years	$—

Exercisable at June 30, 2015	188,276	$14.61	1.7 years	$—

The following is a summary of the Company’s non-vested restricted stock awards as of June 30, 2016 and 2015 and changes during the nine months ended June 30, 2016 and 2015:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2015	1,252	$4.30
Granted	—	—
Vested	(1,252)	4.30
Forfeited	—	—
Balance at June 30, 2016	—	$—

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2014	5,302	$4.41
Granted	—	—
Vested	(4,050)	4.50
Forfeited	—	—
Balance at June 30, 2015	1,252	$4.30

Stock option and stock award expenses included with compensation expense were $0 and $2,688, respectively, for the nine months ended June 30, 2016.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2016, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the nine months ended June 30, 2016 and 2015, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2016. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan. The Company has 102,996 total treasury stock shares at June 30, 2016, of which 81,000 were from repurchases under this program.

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

At June 30, 2016, shares allocated to participants totaled 140,881. Unallocated ESOP shares held in suspense totaled 76,982 at June 30, 2016 and had a fair market value of $762,122. The Company's contribution expense for the ESOP was $92,000 and $80,000 for the nine months ended June 30, 2016 and 2015, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2016			2015
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain
arising during period on:

Available-for-sale investments	$34	$(12)	$22	$(54)	$19	$(35)
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	(10)	4	(6)	—	—	—

Other comprehensive income (loss), net	$24	$(8)	$16	$(54)	$19	$(35)

	Nine Months Ended June 30,
	2016			2015
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain
arising during period on:

Available-for-sale investments	$70	$(28)	$42	$123	$(46)	$77
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	(72)	29	(43)	(42)	17	(25)

Other comprehensive income (loss), net	$(2)	$1	$(1)	$81	$(29)	$52

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

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,448	$—	$5,448	$—
Private label mortgage-backed securities-residential	117	—	117	—
Total securities available for sale	$5,565	$—	$5,565	$—

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,914	$—	$5,914	$—
Private label mortgage-backed securities-residential	150	—	150	—
Total securities available for sale	$6,064	$—	$6,064	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $104,000 and $132,000 at June 30, 2016 and September 30, 2015, respectively.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2016 and September 30, 2015.

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,212	$—	$—	$1,212
Other real estate owned	13,725	—	—	13,725
	$14,937	$—	$—	$14,937

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$1,489	$—	$—	$1,489
Other real estate owned	16,192	—	—	16,192
	$17,681	$—	$—	$17,681

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
June 30, 2016	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 1,212	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.9% to -20.8% (-9.8%)
Other real estate owned	$ 13,725	Appraisal of collateral (1)	Liquidation expenses (2)	-3.9% to -41.6% (-22.7%)

	Fair Value	Valuation
September 30, 2015	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 1,489	Appraisal of collateral (1)	Appraisal adjustments (2)	-16.0% to -40.0% (-8.0%)
Other real estate owned	$ 16,192	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to -41.2% (-15.1%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2016 and September 30, 2015.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2016
Financial instruments - assets
Investment securities held to maturity	$55,391	$56,495	$—	$56,495	$—
Loans	439,533	446,151	—	—	446,151

Financial instruments - liabilities
Certificates of deposit including retirement certificates	136,922	138,203	—	138,203	—
Borrowings	41,040	41,673	—	41,673	—

September 30, 2015
Financial instruments - assets
Investment securities held to maturity	$52,614	$53,248	$—	$53,248	$—
Loans	420,596	425,890	—	—	425,890

Financial instruments - liabilities
Certificates of deposit including retirement certificates	143,108	144,150	—	144,150	—
Borrowings	31,594	32,231	—	32,231	—

There were no transfers between fair value measurement placements for the three and nine months ended June 30, 2016.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2016 and September 30, 2015:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,376	$72	$—	$5,448
Private label mortgage-backed securities-residential	118	—	(1)	117
Total securities available for sale	$5,494	$72	$(1)	$5,565

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,839	$82	$(7)	$5,914
Private label mortgage-backed securities-residential	151	—	(1)	150
Total securities available for sale	$5,990	$82	$(8)	$6,064

The maturities of the debt securities and mortgage-backed securities available for sale at June 30, 2016 are summarized in the following table:

June 30, 2016
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	5,494	5,565
Commercial	—	—
Total	$5,494	$5,565

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2016 and September 30, 2015:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,659	$183	$(92)	$4,750
Mortgage-backed securities - commercial	1,050	1	—	1,051
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	41,171	1,201	(6)	42,366
Debt securities	5,000	4	—	5,004
Private label mortgage-backed securities - residential	511	—	(8)	503
Corporate securities	3,000	—	(179)	2,821
Total securities held to maturity	$55,391	$1,389	$(285)	$56,495

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,414	$156	$(99)	$5,471
Mortgage-backed securities - commercial	1,101	—	(2)	1,099
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	37,563	647	(67)	38,143
Debt securities	5,000	2	(25)	4,977
Private label mortgage-backed securities - residential	536	1	(1)	536
Corporate securities	3,000	22	—	3,022
Total securities held to maturity	$52,614	$828	$(194)	$53,248

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2016 are summarized in the following table:

	June 30, 2016
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,000	2,000
Due after 5 but within 10 years	6,000	5,825
Due after 10 years	—	—
Total debt securities	8,000	7,825

Mortgage-backed securities:
Residential	46,341	47,619
Commercial	1,050	1,051
Total	$55,391	$56,495

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

Investment securities with fair values more than their amortized cost contain unrealized gains. The Company also evaluated the securities with unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2016 and September 30, 2015 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2016
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$884	$(92)	$884	$(92)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	1	—	—	1,962	(6)	1,962	(6)
Private label mortgage-backed securities residential	3	504	(8)	16	(1)	520	(9)
Corporate securities	1	2,821	(179)	—	—	2,821	(179)
Total	7	$3,325	$(187)	$2,862	$(99)	$6,187	$(286)

		September 30, 2015
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$—	$—	$2,254	$(99)	$2,254	$(99)
Mortgage-backed securities - commercial	1	1,099	(2)	—	—	1,099	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	7	4,424	(34)	8,688	(40)	13,112	(74)
Debt securities	1	—	—	1,975	(25)	1,975	(25)
Private label mortgage-backed securities residential	2	—	—	223	(2)	223	(2)
Total	14	$5,523	$(36)	$13,140	$(166)	$18,663	$(202)

The Company also evaluated securities with unrealized losses. At June 30, 2016 and September 30, 2015, there were seven and fourteen, respectively, investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities with unrealized losses. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2016 and September 30, 2015.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2016	2015
	(Dollars in thousands)

One-to four-family residential	$168,284	$169,781
Commercial real estate	188,469	173,864
Construction	14,587	6,679
Home equity lines of credit	22,554	21,176
Commercial business	39,056	41,485
Other	9,306	10,305
Total loans receivable	442,256	423,290
Net deferred loan costs	177	192
Allowance for loan losses	(2,900)	(2,886)

Total loans receivable, net	$439,533	$420,596

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At June 30, 2016	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,771	$3,771	$4,002
Commercial real estate	—	—	3,863	3,863	3,863
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	1,307	95	253	1,560	1,852
Other	—	—	—	—	—
Total impaired loans	$1,307	$95	$7,887	$9,194	$9,717

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2015	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,017	$3,017	$3,134
Commercial real estate	—	—	5,447	5,447	6,556
Home equity lines of credit	—	—	417	417	521
Commercial business	1,690	201	66	1,756	1,756
Total impaired loans	$1,690	$201	$8,947	$10,637	$11,967

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2016	Ended June 30, 2016
	(Dollars in thousands)

One-to four-family residential	$3,952	$3,626
Commercial real estate	4,429	4,761
Construction	—	—
Home equity lines of credit	15	92
Commercial business	1,570	1,702
Average investment in impaired loans	$9,966	$10,181

	Three Months	Nine Months
	Ended June 30, 2015	Ended June 30, 2015
	(Dollars in thousands)

One-to four-family residential	$4,502	$6,451
Commercial real estate	5,563	5,271
Construction	1,692	1,961
Home equity lines of credit	841	660
Commercial business	1,762	1,474
Average investment in impaired loans	$14,358	$15,817

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2016
One-to four-family residential	$164,885	$—	$3,399	$—	$168,284
Commercial real estate	185,787	—	2,682	—	188,469
Construction	12,109	—	2,478	—	14,587
Home equity lines of credit	22,554	—	—	—	22,554
Commercial business	37,749	—	—	1,307	39,056
Other	9,306	—	—	—	9,306
Total	$432,390	$—	$8,559	$1,307	$442,256

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2015
One-to four-family residential	$166,846	$—	$2,935	$—	$169,781
Commercial real estate	169,239	210	3,309	1,106	173,864
Construction	2,468	—	4,211	—	6,679
Home equity lines of credit	19,436	—	1,740	—	21,176
Commercial business	39,764	—	1,721	—	41,485
Other	10,305	—	—	—	10,305
Total	$408,058	$210	$13,916	$1,106	$423,290

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2016
One-to four-family residential	$165,337	$11	$677	$2,259	$2,947	$2,259	$168,284
Commercial real estate	188,026	—	69	374	443	374	188,469
Construction	14,587	—	—	—	—	—	14,587
Home equity lines of credit	22,451	99	—	4	103	4	22,554
Commercial business	37,748	1	—	1,307	1,308	1,307	39,056
Other	9,306	—	—	—	—	—	9,306
Total	$437,455	$111	$746	$3,944	$4,801	$3,944	$442,256

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2015
One-to four-family residential	$166,993	$—	$730	$2,058	$2,788	$2,058	$169,781
Commercial real estate	171,969	—	—	1,895	1,895	1,895	173,864
Construction	6,679	—	—	—	—	—	6,679
Home equity lines of credit	20,921	—	—	255	255	255	21,176
Commercial business	39,777	—	19	1,689	1,708	1,689	41,485
Other	10,305	—	—	—	—	—	10,305
Total	$416,644	$—	$749	$5,897	$6,646	$5,897	$423,290

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	—	—	—	80	1	—	—	81
Provision	36	4	(71)	(78)	255	3	29	178
Balance- December 31, 2015	$386	$935	$382	$55	$1,225	$9	$108	$3,100
Charge-offs	—	(61)	—	(84)	(383)	—	—	(528)
Recoveries	—	—	1	—	26	—	—	27
Provision	113	(3)	(115)	100	125	(1)	72	291
Balance- March 31, 2016	$499	$871	$268	$71	$993	$8	$180	$2,890
Charge-offs	(88)	—	—	—	(424)	—	—	(512)
Recoveries	—	100	2	—	—	—	—	102
Provision	(15)	(49)	39	(2)	467	(1)	(19)	420
Balance- June 30, 2016	$396	$922	$309	$69	$1,036	$7	$161	$2,900

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2015:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Charge-offs	(12)	(193)	—	(147)	—	(1)	—	(353)
Recoveries	—	—	37	—	—	—	—	37
Provision	84	199	(73)	151	90	(2)	(29)	420
Balance- December 31, 2014	$474	$832	$748	$66	$733	$6	$80	$2,939
Charge-offs	(90)	—	(342)	—	(263)	—	—	(695)
Recoveries	400	—	—	—	—	—	—	400
Provision	(415)	10	114	(11)	434	—	38	170
Balance- March 31, 2015	$369	$842	$520	$55	$904	$6	$118	$2,814
Charge-offs	(34)	(136)	—	(13)	(11)	—	—	(194)
Recoveries	—	—	—	—	—	—	—	—
Provision	46	229	(34)	17	42	—	46	346
Balance- June 30, 2015	$381	$935	$486	$59	$935	$6	$164	$2,966

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2016 and September 30, 2015:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - June 30, 2016	$396	$922	$309	$69	$1,036	$7	$161	$2,900
Individually evaluated
for impairment	—	—	—	—	95	—	—	95
Collectively evaluated
for impairment	396	922	309	69	941	7	161	2,805

Loans receivable:
Balance - June 30, 2016	$168,284	$188,469	$14,587	$22,554	$39,056	$9,306	$—	$442,256
Individually evaluated
for impairment	3,771	3,863	—	—	1,560	—	—	9,194
Collectively evaluated
for impairment	164,513	184,606	14,587	22,554	37,496	9,306	—	433,062

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Individually evaluated
for impairment	—	—	—	—	201	—	—	201
Collectively evaluated
for impairment	395	931	453	53	768	6	79	2,685

Loans receivable:
Balance - September 30, 2015	$169,781	$173,864	$6,679	$21,176	$41,485	$10,305	$—	$423,290
Individually evaluated
for impairment	3,017	5,447	—	417	1,756	—	—	10,637
Collectively evaluated
for impairment	166,764	168,417	6,679	20,759	39,729	10,305	—	412,653

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three and nine months ended June 30, 2016 and there was one TDR loan during the three and nine months ended June 30, 2015. The following tables summarize the one TDR during the three and nine month period ended June 30, 2015 that was classified as a TDR due to the financial condition of the borrower. The loan was performing in accordance with its restructured terms at June 30, 2016.

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

The Company foreclosed $1.8 million of residential real estate loans during the nine months ended June 30, 2016, and $2.3 million of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure at June 30, 2016.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2016	2015
	June 30	September 30
	(Dollars in thousands)

Demand accounts	$86,684	$87,915
Savings accounts	97,572	90,196
NOW accounts	41,832	41,457
Money market accounts	109,136	103,593
Certificates of deposit	117,119	122,088
Retirement certificates	19,803	21,020
	$472,146	$466,269

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at June 30, 2016, the amount of which has increased $45,000 since September 30, 2015.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Income tax expense at 34%
statutory federal tax rate	$136	$124	$403	$278
State tax expense	36	20	112	42
Other	(23)	(25)	(71)	(77)
Income tax expense	$149	$119	$444	$243

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

	2016	2015
	June 30	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$306	$694
Unused lines of credit	42,924	45,039
Fixed rate loan commitments	3,848	1,597
Variable rate loan commitments	16,154	7,937

	$63,232	$55,267

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

Other Real Estate Owned. Real estate acquired through foreclosure, or a deed-in-lieu of foreclosure, is recorded at fair value less estimated selling costs at the date of acquisition or transfer, and subsequently at the lower of its net cost or fair value less estimated selling costs. Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for loan losses. The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less estimated selling costs, at which time a provision for losses on such real estate is charged to operations.

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

Comparison of Financial Condition at June 30, 2016 and September 30, 2015

Total assets increased $17.6 million, or 3.2%, to $568.2 million during the nine months ended June 30, 2016 from $550.6 million at September 30, 2015. The change was primarily attributable to a $19.0 million increase in total loans receivable.

Cash and interest bearing deposits with banks decreased $2.2 million, or 12.1%, to $15.9 million at June 30, 2016 from $18.1 million at September 30, 2015 as loan originations exceeded deposit inflows for the quarter.

Total loans receivable increased $19.0 million during the nine months ended June 30, 2016 to $442.3 million and were comprised of $188.5 million (42.6%) commercial real estate loans, $168.3 million (38.1%) one-to-four family residential mortgage loans, $39.1 million (8.8%) commercial business loans, $22.5 million (5.1%) home equity lines of credit, $14.6 million (3.3%) construction loans, and $9.3 million (2.1%) other loans.

Total non-performing loans (“NPLs”), defined as loans 90 days or more delinquent, decreased by $2.0 million, or 33.1%, to $3.9 million at June 30, 2016 from $5.9 million at September 30, 2015. The ratio of non-performing loans to total loans decreased to 0.9% at June 30, 2016 from 1.4% at September 30, 2015.

Included in the non-performing loan totals were twelve residential mortgage loans totaling $2.3 million, one commercial business loan totaling $1.3 million, two commercial real estate loans totaling $374,000, and one home equity lines of credit totaling $4,000.

Non-performing loans secured by one-to four-family residential properties including home equity lines of credit and other consumer loans, decreased $50,000 from September 30, 2015 to $2.3 million at June 30, 2016. The loans were in varying stages of foreclosure at June 30, 2016. Year-to-date, the Company charged off $218,000 in residential and home equity line of credit through a reduction in its allowance for loan loss and received four recoveries totaling $82,000 from previously charged-off residential loans. The Company has not and does not intend to originate or purchase sub-prime loans or option-ARM loans.

Non-performing commercial real estate loans decreased $1.5 million to $374,000 at June 30, 2016 from $1.9 million at September 30, 2015. The two non-accrual loans were in various stages of foreclosure at June 30, 2016. Year-to-date, Magyar Bank charged off $61,000 in commercial real estate loans through a reduction in its allowance for loan loss and received one recovery totaling $100,000 from previously charged-off commercial real estate loan.

Non-performing commercial business loans decreased $383,000 to $1.3 million at June 30, 2016 from $1.7 million at September 30, 2015. Year-to-date, the Company charged off $806,000 in commercial business loans and there were two recoveries totaling $26,000 from two previously charged-off commercial business loans.

During the nine months ended June 30, 2016, the allowance for loan losses increased $14,000 to $2.9 million. The allowance for loan losses as a percentage of non-performing loans increased to 73.5% at June 30, 2016 compared with 48.9% at September 30, 2015. At June 30, 2016 the Company’s allowance for loan losses as a percentage of total loans was 0.66% compared with 0.68% at September 30, 2015. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment. The Company determines the carrying value of loans secured by real estate by obtaining an updated third-party appraisal of the real estate collateral.

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At June 30, 2016, the Bank held specific reserves totaling $95,000.

Investment securities increased $2.3 million, or 3.9%, to $61.0 million at June 30, 2016 from $58.7 million at September 30, 2015. The Company purchased $17.0 million of U.S. Government-sponsored enterprise obligations, received repayments totaling $8.4 million and sold securities totaling $6.3 million during the nine months ended June 30, 2016.

Investment securities at June 30, 2016 consisted of $52.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $5.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $628,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Bank’s investment securities during the nine months ended June 30, 2016.

Other real estate owned decreased $2.5 million to $13.7 million at June 30, 2016 from $16.2 million at September 30, 2015. The decrease was due to the sale of 16 properties totaling $3.1 million, the transfer of one property to premises and equipment, and valuation allowances totaling $270,000. Offsetting this decrease was the addition of four properties totaling $1.8 million resulting from foreclosure of collateral securing non-performing loans and $155,000 in improvements to existing properties. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, marketing the individual properties for sale, or selling multiple properties to a real estate investor.

Total deposits increased $5.9 million, or 1.3%, to $472.1 million during the nine months ended June 30, 2016. The increase in deposits occurred in savings accounts, which increased $7.4 million, or 8.2%, to $97.6 million, money market accounts, which increased $5.5 million, or 5.4%, to $109.1 million, and interest-bearing checking accounts, which increased $375,000, or 0.9%, to $41.8 million. Offsetting these increases were decreases in certificates of deposit (including individual retirement accounts) of $6.2 million, or 4.3%, to $136.9 million and in non-interest bearing checking accounts, which decreased $1.2 million, or 1.4%, to $86.7 million.

Included with the total deposits at June 30, 2016 and September 30, 2015 were $13.9 million and $11.5 million in brokered certificates of deposits, respectively.

Federal Home Loan Bank of New York advances increased $9.4 million to $41.0 million at June 30, 2016 from $31.6 million at September 30, 2015. Long term advances of $4.4 million were used to fund loan growth while $5.0 million in short term advances was used to replace deposit outflows.

Stockholders’ equity increased $834,000, or 1.8%, to $47.5 million at June 30, 2016 from $46.7 million at September 30, 2015. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the nine months ended June 30, 2016. Through June 30, 2016, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,820,746. The Company’s book value per share increased to $8.16 at June 30, 2016 from $8.02 at September 30, 2015. The increase was due to the Company’s results of operations for the nine months ended June 30, 2016.

Average Balance Sheet for the Three and Nine Months Ended June 30, 2016 and 2015

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2016 and 2015. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$13,165	$34	1.03%	$10,461	$25	0.97%
Loans receivable, net	435,714	4,767	4.39%	413,506	4,476	4.34%
Securities
Taxable	63,460	363	2.30%	56,255	322	2.29%
FHLB of NY stock	2,282	22	3.85%	2,036	19	3.65%
Total interest-earning assets	514,621	5,186	4.04%	482,258	4,842	4.03%
Noninterest-earning assets	53,081			52,563
Total assets	$567,702			$534,821

Interest-bearing liabilities:
Savings accounts (1)	$95,782	164	0.69%	$82,782	128	0.62%
NOW accounts (2)	152,406	120	0.31%	148,177	109	0.30%
Time deposits (3)	135,383	398	1.18%	132,509	368	1.11%
Total interest-bearing deposits	383,571	682	0.71%	363,468	605	0.67%
Borrowings	36,899	185	2.00%	31,741	174	2.20%
Total interest-bearing liabilities	420,470	867	0.83%	395,209	779	0.79%
Noninterest-bearing liabilities	100,263			93,283
Total liabilities	520,733			488,492
Retained earnings	46,969			46,329
Total liabilities and retained earnings	$567,702			$534,821

Net interest and dividend income		$4,319			$4,063
Interest rate spread			3.21%			3.24%
Net interest-earning assets	$94,151			$87,049
Net interest margin (4)			3.37%			3.38%
Average interest-earning assets to
average interest-bearing liabilities	122.39%			122.03%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$25,599	$136	0.71%	$12,400	$62	0.67%
Loans receivable, net	423,097	13,870	4.37%	409,347	13,359	4.36%
Securities
Taxable	63,703	1,080	2.26%	57,936	946	2.18%
FHLB of NY stock	2,088	70	4.45%	1,881	62	4.44%
Total interest-earning assets	514,487	15,156	3.92%	481,564	14,429	4.01%
Noninterest-earning assets	52,227			52,730
Total assets	$566,714			$534,294

Interest-bearing liabilities:
Savings accounts (1)	$93,511	$491	0.70%	$78,505	$357	0.61%
NOW accounts (2)	153,309	359	0.31%	147,854	310	0.28%
Time deposits (3)	139,354	1,228	1.17%	137,456	1,135	1.10%
Total interest-bearing deposits	386,174	2,078	0.72%	363,815	1,802	0.66%
Borrowings	32,861	547	2.22%	29,348	555	2.53%
Total interest-bearing liabilities	419,035	2,625	0.83%	393,163	2,357	0.80%
Noninterest-bearing liabilities	100,282			94,528
Total liabilities	519,317			487,691
Retained earnings	47,397			46,603
Total liabilities and retained earnings	$566,714			$534,294

Net interest and dividend income		$12,531			$12,072
Interest rate spread			3.09%			3.21%
Net interest-earning assets	$95,452			$88,401
Net interest margin (4)			3.24%			3.35%
Average interest-earning assets to
average interest-bearing liabilities	122.78%			122.48%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Net Income. Net income increased $7,000, or 2.9%, to $252,000 during the three-month period ended June 30, 2016 compared with net income $245,000 at the three-month period ended June 30, 2015 due to higher net interest and dividend income, which increased $256,000, and higher other income, which increased $74,000. Partially offsetting these items were higher provisions for loan loss, which increased $74,000, and higher non-interest expenses, which increased $219,000.

Net Interest and Dividend Income. Net interest and dividend income increased $256,000 to $4.3 million for the three months ended June 30, 2016 from $4.1 million for the three months ended June 30, 2015. The Company’s net interest margin decreased by 1 basis point to 3.37% for the quarter ended June 30, 2016 compared to 3.38% for the quarter ended June 30, 2015. The yield on interest-earning assets increased 1 basis point to 4.04% for the three months ended June 30, 2016 from 4.03% for the three months ended June 30, 2015 due to higher average balances of interest earning assets that more than offset the impact of the lower interest rate environment. The cost of interest-bearing liabilities increased 4 basis points to 0.83% for the three months ended June 30, 2016 from 0.79% for the three months ended June 30, 2015. The increase in the cost of interest-bearing liabilities was attributable to higher average balances in higher-cost savings accounts.

Interest and Dividend Income. Interest and dividend income increased $344,000, or 7.1%, to $5.2 million for the three months ended June 30, 2016 from $4.8 million for the three months ended June 30, 2015. The increase was attributable to a $32.4 million, or 6.7%, increase in the average balance of interest-earning assets as well as a 1 basis point increase in the yield on such assets to 4.04% for the quarter ended June 30, 2016 compared with the prior year period.

Interest earned on loans increased $291,000, or 6.5%, to $4.8 million for the three months ended June 30, 2016 compared with $4.5 million for the three months ended June 30, 2015 due to a $22.2 million increase in the average balance in the net loan receivables between periods.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, increased $50,000, or 14.4%, to $397,000 for the three months ended June 30, 2016 from $347,000 for the three months ended June 30, 2015. The increase was due to a $9.9 million, or 14.9%, increase in the average balance of such securities and deposits to $76.6 million for the three months ended June 30, 2016 compared with $66.7 million for the three months ended June 30, 2015.

Interest Expense. Interest expense increased $88,000, or 11.3%, to $867,000 for the three months ended June 30, 2016 from $779,000 for the three months ended June 30, 2015. The average balance of interest-bearing liabilities increased $25.3 million, or 6.4%, between the two periods, while the cost on such liabilities grew 4 basis points to 0.83% for the quarter ended June 30, 2016 compared with the prior year period.

The average balance of interest bearing deposits increased $20.1 million to $383.6 million from $363.5 million while the average cost of such deposits increased 4 basis points to 0.71% from 0.67% between the two periods. As a result, interest paid on interest-bearing deposits increased $77,000 to $682,000 for the three months ended June 30, 2016 from $605,000 for the three months ended June 30, 2015.

Interest paid on advances and securities sold under agreements to repurchase increased $11,000, or 6.3%, to $185,000 for the three months ended June 30, 2016 from $174,000 for the same period prior year, while the average balance of such borrowings increased to $36.9 million from $31.7 million. The average cost of advances and securities sold under agreements to repurchase decreased 20 basis points to 2.00% for the three months ended June 30, 2016 from 2.20% for the same period of June 30, 2015, reflecting the lower market interest rate environment.

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

After an evaluation of these factors, management recorded a provision of $420,000 for the three months ended June 30, 2016 compared to a provision of $346,000 for the three months ended June 30, 2015. The provision for loan losses increased during the current period compared with the prior year period due to higher net charge-offs, which increased $216,000 to $410,000 for the three months ended June 30, 2016 compared with $194,000 for the three months ended June 30, 2015.

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

Other Income. Non-interest income increased $74,000, or 14.8%, to $573,000 during the three months ended June 30, 2016 compared to $499,000 for the three months ended June 30, 2015. The increase was primarily attributable to higher gains from the sale of loans, which increased $133,000 to $223,000 for the three months ended June 30, 2016 from $90,000 for the same period prior year.

Other Expenses. Non-interest expenses increased $219,000, or 5.7%, to $4.1 million during the three months ended June 30, 2016 from $3.9 million for the three months ended June 30, 2015. Net losses on the sale of other real estate owned “OREO” accounted for a $132,000 increase in OREO expenses to $239,000 for the three months ended June 30, 2016 from $107,000 for the three months ended June 30, 2015. The company sold thirteen properties totaling $2.8 million for a net loss of $147,000 during the quarter. In addition, compensation and benefit expenses increased $110,000, or 5.4%, from the prior year period due to annual merit increases for employees and fewer open employee positions during the current year period.

Income Tax Expense. The Company recorded income tax expense of $149,000 for the three months ended June 30, 2016, compared with $119,000 for the three months ended June 30, 2015. The increase was the result of higher income from operations, which increased $37,000, and a $15,000 increase in the valuation allowance against the Company’s deferred tax asset for the non-qualified stock options due to expire in fiscal year 2017. The effective tax rate for the three months ended June 30, 2016 was 37.2% compared with 32.7% for the three months ended June 30, 2015.

Comparison of Operating Results for the Nine Months Ended June 30, 2016 and 2015

Net Income. Net income increased $166,000, or 28.9%, to $740,000 during the nine month period ended June 30, 2016 compared with $574,000 for the nine month period ended June 30, 2015. The increase was due to higher net interest and dividend income and higher non-interest income.

The net interest margin decreased by 11 basis points to 3.24% for the nine months ended June 30, 2016 compared to 3.35% for the nine months ended June 30, 2015. The yield on interest-earning assets fell 9 basis points to 3.92% for the nine months ended June 30, 2016 from 4.01% for the nine months ended June 30, 2015 primarily due to the lower rate environment. The cost of interest-bearing liabilities increased 3 basis points to 0.83% for the nine months ended June 30, 2016 from 0.80% for the nine months ended June 30, 2015. The increase in the cost of interest-bearing liabilities was attributable to higher average deposit balances in higher-cost accounts.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $459,000, or 3.8%, to $12.5 million at June 30, 2016 from $12.1 million at June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $727,000, or 5.0%, to $15.2 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. The average balance of interest-earning assets increased $32.9 million, or 6.8%, while the yield on such assets decreased 9 basis points to 3.92% for the nine months ended June 30, 2016 compared with the prior year period.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, increased $208,000, or 20.6%, to $1.2 million for the nine months ended June 30, 2016 compared with $1.0 million for the same period last year. The average yield on investment securities decreased 9 basis points to 1.82% for the nine months ended June 30, 2016 from 1.91% for the nine months ended June 30, 2015. The decrease in yield was due to the lower overall interest rate market, while the average balance on these investments increased $19.0 million, or 27.0%, to $89.3 million for nine months ended June 30, 2016 compared to $70.3 million the same period prior year.

Interest Expense. Interest expense increased $268,000, or 11.4%, to $2.6 million for the nine months ended June 30, 2016 from $2.4 million for the nine months ended June 30, 2015. The average balance of interest-bearing liabilities increased $25.9 million, or 6.6%, between the two periods while the cost on such liabilities grew by 3 basis points to 0.83% for the nine months ended June 30, 2016 compared with the prior year period.

The average balance of interest bearing deposits increased $22.4 million, or 6.1%, to $386.2 million from $363.8 million while the average cost of such deposits increased 6 basis points to 0.72% from 0.66%. As a result, interest paid on deposits increased $276,000, or 15.3%, to $2.1 million for the nine months ended June 30, 2016 from $1.8 million for the nine months ended June 30, 2015.

Interest paid on advances and securities sold under agreements to repurchase decreased $8,000, or 1.4%, to $547,000 for the nine months ended June 30, 2016 compared with $555,000 for the same period prior year due to the low interest environment, while the average balance of such borrowings increased $3.5 million to $32.9 million from $29.3 million. The average cost of advances and securities sold under agreements to repurchase decreased 31 basis points to 2.22% for the nine months ended June 30, 2016 from 2.53% for the same period of June 30, 2015.

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

After an evaluation of these factors, management recorded a provision of $889,000 for the nine months ended June 30, 2016 compared to $936,000 for the nine months ended June 30, 2015. Net charge-offs were $875,000 for the nine months ended June 30, 2016 compared to $805,000 for the nine months ended June 30, 2015.

The loan charge-offs during the nine months ended June 30, 2016 resulted primarily from additional write-downs of loans previously deemed impaired. Eleven non-performing loans totaling $3.6 million were written down by $1.1 million for the nine months based on updated valuations of the loans. Of these eight loans, two totaling $651,000 at September 30, 2015 were transferred to other real estate owned OREO. There were loan recoveries totaling $221,000 received during the nine month period.

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

Other Income. Non-interest income increased $120,000, or 7.9%, to $1.6 million for the nine months ended June 30, 2016 compared to the prior year period. The increase was attributable to higher gains on the sale of assets, which increased $81,000 to $538,000 for the nine months ended June 30, 2016 from $457,000 for the nine months ended June 30, 2015. In addition, service charge income increased $37,000 between periods due to higher loan origination and servicing fees.

Other Expenses. Non-interest expenses increased $259,000, or 2.2%, to $12.1 million during the nine months ended June 30, 2016, primarily due to higher OREO expenses, which increased $394,000 to $743,000 for the nine months ended June 30, 2016 from $349,000 for the nine months ended June 30, 2015. The increase was due to a net loss on the sale of OREO totaling $155,000 and valuation allowances totaling $270,000 established against the carrying values based on updated appraisals. In addition, compensation and benefit expenses increased $245,000, or 4.0%, from the prior year period due to annual merit increases for employees and fewer open employee positions during the current year period.

Partially offsetting the increases were decreases in occupancy and other expenses. Occupancy expenses declined $124,000 from lower depreciation and snowplowing expenses incurred during the current year period. Other expenses decreased $125,000 during the nine months ended June 30, 2016 due to the settlement of a lawsuit with the Company’s former President & CEO that resulted in a net charge of $135,000 in the prior year period.

Income Tax Expense. The Company recorded income tax expense of $444,000 for the nine months ended June 30, 2016, compared with $243,000 for the nine months ended June 30, 2015. The increase was the result of higher income from operations, which increased $367,000, and a $45,000 increase in the valuation allowance against the Company’s deferred tax asset for the non-qualified stock options due to expire in fiscal year 2017. The effective tax rate for the nine months ended June 30, 2016 was 37.5% compared with 29.7% for the nine months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2016 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2016, the Company had commitments outstanding under letters of credit of $306,000, commitments to originate loans of $20.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $42.9 million. There has been no material change during the nine months ended June 30, 2016 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

The Bank has committed to the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance to maintain capital at or above well capitalized levels. At June 30, 2016, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.22%, and total qualifying capital as a percentage of risk-weighted assets was 12.33%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended June 30, 2016. Through June 30, 2016, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and September 30, 2015; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 12, 2016	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 12, 2016	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer