Form 10-K
period 2016-09-30
Magyar Bancorp, Inc.
filed 2016-12-16
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

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

Yes ☐   No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2016 was $25.9 million. As of December 15, 2016, there were 5,820,746 outstanding shares of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.       Proxy Statement for the Annual Meeting of Stockholders to be held in February, 2017 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2016

PART I

ITEM 1.	Business

Forward Looking Statements

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbour provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, as well as statements about the objective and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our business, statements about our future status, and activities or reporting under U.S. banking and financial regulation. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

Magyar Bancorp, MHC

Magyar Bancorp, MHC is the New Jersey-chartered mutual holding company of Magyar Bancorp, Inc. Magyar Bancorp, MHC’s only business is the ownership of 54.0% of the issued shares of common stock of Magyar Bancorp, Inc. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. The executive office of Magyar Bancorp, MHC is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, MHC is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”) and the New Jersey Department of Banking and Insurance (“NJDBI”).

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2016, Magyar Bancorp, Inc. had consolidated assets of $584.4 million, total deposits of $492.7 million and stockholders’ equity of $47.7 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the FRB and the NJDBI.

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

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate loans, commercial business loans, Small Business Administration (“SBA”) loans, construction loans and investment securities. We also originate consumer loans, which consist primarily of secured demand loans. We originate loans primarily for our loan portfolio. However, from time to time we have sold some of our long-term fixed-rate residential mortgage loans into the secondary market, while retaining the servicing rights for such loans. Our revenues are derived principally from interest on loans and securities, our investment securities consist primarily of mortgage-backed securities and U.S. Government and government-sponsored enterprise obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (“FDIC”).

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2016 our market share of deposits was 1.20% and 0.60% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.33% and 0.60%, respectively, at June 30, 2015.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $173.2 million, or 37.8% of our total loans at September 30, 2016. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2016. We also originate commercial real estate, commercial business and construction loans. At September 30, 2016, these loans totaled $199.5 million, $38.9 million and $14.9 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2016, home equity lines of credit and stock-secured demand loans totaled $22.0 million and $9.4 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$173,235	37.8%	$169,781	40.1%	$160,335	39.4%	$152,977	38.3%	$157,536	40.5%
Commercial real estate	199,510	43.6%	173,864	41.0%	169,449	41.6%	163,368	40.9%	148,806	38.3%
Construction	14,939	3.3%	6,679	1.6%	12,232	3.0%	16,749	4.2%	17,952	4.6%
Home equity lines of credit	21,967	4.8%	21,176	5.0%	19,366	4.8%	20,349	5.1%	23,435	6.0%
Commercial business	38,865	8.5%	41,485	9.8%	35,035	8.6%	34,492	8.6%	29,930	7.7%
Other	9,355	2.0%	10,305	2.5%	10,396	2.6%	11,631	2.9%	11,265	2.9%
Total loans receivable	$457,871	100.0%	$423,290	100.0%	$406,813	100.0%	$399,566	100.0%	$388,924	100.0%
Net deferred loan costs	216		192		217		247		204
Allowance for loan losses	(3,056)		(2,886)		(2,835)		(3,013)		(3,858)
Total loans receivable, net	$455,031		$420,596		$404,195		$396,800		$385,270

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2017	$3,030	4.38%	$17,523	4.60%	$12,399	4.71%	$5,618	4.15%
2018	4,734	5.57%	1,772	4.61%	2,540	4.13%	10	5.00%
2019	2,375	3.57%	4,426	3.42%	—	—	—	—
2020 to 2021	3,202	3.91%	5,115	4.14%	—	—	1,552	4.22%
2022 to 2026	10,519	3.76%	24,673	4.46%	—	—	50	3.50%
2027 to 2031	17,076	3.73%	17,781	4.74%	—	—	1,566	3.49%
2032 and beyond	132,299	4.21%	128,220	4.53%	—	—	13,171	3.93%
Total	$173,235	4.16%	$199,510	4.51%	$14,939	4.62%	$21,967	3.97%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2017	$25,459	3.96%	$220	10.56%	$64,249	4.34%
2018	2,166	4.89%	27	9.08%	11,249	4.97%
2019	621	5.03%	41	7.36%	7,463	3.62%
2020 to 2021	2,512	4.78%	16	9.65%	12,397	4.23%
2022 to 2026	5,595	4.67%	—	—	40,837	4.30%
2027 to 2031	868	4.52%	—	—	37,291	4.22%
2032 and beyond	1,644	4.34%	9,051	2.90%	284,385	4.30%
Total	$38,865	4.22%	$9,355	3.13%	$457,871	4.30%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2016 that are contractually due after September 30, 2017.

	Due After September 30, 2017
	Fixed	Adjustable	Total
	(In thousands)

One-to four-family residential	$109,294	$60,911	$170,205
Commercial real estate	8,866	173,121	181,987
Construction	1,700	840	2,540
Home equity lines of credit	1,706	14,643	16,349
Commercial business	3,704	9,702	13,406
Other	47	9,088	9,135

Total	$125,317	$268,305	$393,622

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2016, $173.2 million, or 37.8% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2016, non-performing residential mortgage loans totaled $2.5 million, or 1.4% of the total residential loan portfolio. Interest income of $103,000 would have been recorded on non-performing residential mortgage loans for the year ended September 30, 2016, if they had been current in accordance with their original terms. During the year ended September 30, 2016, $134,000 was charged-off against the allowance for loan loss for three impaired residential real estate loans.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. However, there were no fixed-rate mortgage loans sold to Freddie Mac during the year ended September 30, 2016. No loans were held for sale at September 30, 2016.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. However, during the year ended September 30, 2016, we purchased $3.3 million of one-to four-family residential mortgage loans and $6.1 million of commercial real estate loans.

At September 30, 2016, we had $114.6 million of fixed-rate residential mortgage loans, which represented 64.4% of our total residential mortgage loan portfolio. At September 30, 2016, our largest fixed-rate residential mortgage loan was $2.6 million. The loan was performing in accordance with its terms at September 30, 2016.

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

At September 30, 2016, adjustable-rate residential mortgage loans totaled $61.6 million, or 35.6% of our total residential mortgage loan portfolio. Of these loans, $8.6 million were interest-only loans originated with an average loan-to-value ratio of 69.4%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2016, our largest adjustable-rate residential mortgage loan was for $3.0 million. The loan was performing in accordance with its terms at September 30, 2016.

In an effort to provide financing for low-and moderate-income home buyers, we offer low-to-moderate income residential mortgage loans. These loans are offered with fixed rates of interest and terms of up to 40 years, and are secured by one-to four-family residential properties. All of these loans are originated using underwriting guidelines of U.S. government-sponsored enterprises such as Federal Home Loan Mortgage Corporation (“Freddie Mac”). These loans are originated with maximum loan-to-value ratios of 95%.

All residential mortgage loans we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if the borrower sells or otherwise disposes of the real property securing the mortgage loan. All borrowers are required to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance on properties securing real estate loans.

Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2016, $199.5 million, or 43.6%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $7.6 million. At September 30, 2016, our largest commercial real estate loan was $5.7 million and was secured by four office buildings located in Parsippany, New Jersey. The loan was performing in accordance with its terms at September 30, 2016. At September 30, 2016, three commercial real estate loans totaling $443,000 were non-performing. During the year ended September 30, 2016, $61,000 was charged-off against the allowance for loan loss for two commercial real estate loans and $100,000 was recovered from a prior year charge-off. Interest income of $22,000 would have been recorded on non-performing commercial real estate loans for the year ended September 30, 2016, if they had been current in accordance with their original terms. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, apartment buildings and commercial properties. Historically we also originated construction loans for the development of town homes and condominiums. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2016, our construction loans totaled $14.9 million, or 3.3% of total loans.

At September 30, 2016, construction loans for the development of one-to four-family residential properties totaled $4.3 million. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2016, construction loans for the development of town homes, condominiums and apartment buildings totaled $2.8 million. The maximum loan-to-value ratio limit applicable to these loans has been 70% of the appraised value of the property. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

At September 30, 2016, construction loans for the development of commercial properties totaled $7.8 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $7.6 million. At September 30, 2016, our largest outstanding construction loan was a $1.9 million loan to finance the construction of a commercial office building located in New Jersey. The loan was performing in accordance with its terms at September 30, 2016. At September 30, 2016, there were no non-performing construction loans. During the year ended September 30, 2016, there were no loans charged-off against the allowance for loan loss while $7,000 was recovered from a prior year charge-off.

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

Commercial Business Loans. At September 30, 2016, our commercial business loans totaled $38.9 million, or 8.5% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

Included in commercial business loans are SBA 7(a) loans, on which the SBA provides guarantees of up to 70 percent of the principal balance (85% for loans under $150,000). These loans are made for the purposes of providing working capital and financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the Company’s market place. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value ratio, lower debt service coverage ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start-up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The guaranteed portions of the Company’s SBA loans are generally sold in the secondary market.

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

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $7.6 million currently. At September 30, 2016, our largest commercial business loan was a $5.0 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2016. At September 30, 2016, one commercial business loan totaling $997,000 was non-performing. Interest income of $88,000 would have been recorded on non-performing commercial business loans for the year ended September 30, 2016, if they had been current in accordance with their original terms. During the year ended September 30, 2016, $1.1 million was charged-off against the allowance for loan loss for seven impaired commercial business loans and $26,000 was recovered from a prior year charge-off.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2016, these loans totaled $22.0 million, or 4.8% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $7.6 million currently. At September 30, 2016, our largest home equity line of credit loan was $2.0 million. The loan was performing according to its terms at September 30, 2016. At September 30, 2016, all home equity lines of credit were performing in accordance with their terms with the exception of three non-performing loans totaling $281,000. Interest income of $5,000 would have been recorded on non-performing home equity lines of credit for the year ended September 30, 2016, if they had been current in accordance with their original terms. During the year ended September 30, 2016, $98,000 was charged-off against the allowance for loan loss for two impaired home equity lines of credit and $82,000 was recovered from a prior year charge-off.

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

At September 30, 2016, stock-secured loans totaled $8.8 million, or 1.94% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2016, $8.7 million, or 1.92% of our loan portfolio, was secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2016, the aggregate loan-to-value ratio of the stock-secured portfolio was 30.5%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2016.

At September 30, 2016, we were servicing SBA guaranteed and commercial participation loans sold in the amount of $20.3 million and $8.1 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2016, we had $9.1 million of loan participation interests in which we were the lead lender, and $14.1 million in loan participations in which we were not the lead lender. We have entered into certain loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2016, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2016, we originated $45.0 million of fixed-rate and adjustable-rate commercial real estate loans and $35.3 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily of loans with terms of 30 years or less. We also originated $6.5 million of construction loans, $3.1 million of commercial business loans, and $2.8 million of home equity lines of credit and other loans during the fiscal year ended September 30, 2016.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2016, we had $7.1 million of one-to four-family residential mortgage loans that were purchased from other lenders, and $2.9 million were purchased in the fiscal year ended September 30, 2016.

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

	September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$2,486	$2,057	$4,179	$8,515	$7,577
Commercial real estate	443	1,895	2,171	2,744	6,424
Construction	—	—	2,278	3,526	5,141
Home equity lines of credit	281	255	883	846	863
Commercial business	997	1,690	274	25	57
Other	—	—	—	—	12

Total	4,207	5,897	9,785	15,656	20,074

Accruing loans three months or more past due:
One-to four-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Other	—	—	—	—	—

Total loans three months or more past due	—	—	—	—	—

Total non-performing loans	4,207	5,897	9,785	15,656	20,074

Other real estate owned	12,082	16,192	17,342	14,756	13,381

Total non-performing assets	16,289	22,089	27,127	30,412	33,455
Performing troubled debt restructurings	—	713	193	2,163	2,581
Performing troubled debt restructurings
and total non-performing assets	$16,289	$22,803	$27,320	$32,575	$36,036

Ratios:
Total non-performing loans to total loans	0.92%	1.39%	2.41%	3.92%	5.16%
Total non-performing loans and performing
troubled debt restructurings to total loans	0.92%	1.56%	2.45%	4.46%	5.83%
Total non-performing assets to total assets	2.79%	4.01%	5.11%	5.66%	6.57%
Total non-performing assets and performing
troubled debt restructurings to total assets	2.79%	4.14%	5.15%	6.06%	7.08%

At September 30, 2016, our portfolio of commercial business, commercial real estate and construction loans totaled $253.3 million, or 55.3% of our total loans, compared to $222.0 million, or 52.5% of our total loans, at September 30, 2015. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructurings and total non-performing assets decreased $6.5 million to $16.3 million at September 30, 2016 from $22.8 million at September 30, 2015, and decreased $11.0 million from $27.3 million at September 30, 2014.

Additional interest income of approximately $217,000 and $356,000 would have been recorded during the fiscal years ended September 30, 2016 and 2015, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. There were no TDR loans during the fiscal year ended September 30, 2016.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2016
One-to four-family residential	1	$44	10	$2,487	11	$2,531
Commercial real estate	1	490	3	443	4	933
Construction	—	—	—	—	—	—
Home equity lines of credit	—	—	3	281	3	281
Commercial business	1	3	1	997	2	1,000
Total	3	$537	17	$4,208	20	$4,745

At September 30, 2015
One-to four-family residential	4	$730	14	$2,058	18	$2,788
Commercial real estate	—	—	4	1,895	4	1,895
Construction	—	—	—	—	—	—
Home equity lines of credit	—	—	3	255	3	255
Commercial business	1	19	1	1,690	2	1,709
Total	5	$749	22	$5,898	27	$6,647

At September 30, 2014
One-to four-family residential	6	$256	18	$4,179	24	$4,435
Commercial real estate	3	918	6	2,171	9	3,089
Construction	—	—	2	2,278	2	2,278
Home equity lines of credit	—	—	7	883	7	883
Commercial business	2	56	3	274	5	330
Total	11	$1,230	36	$9,785	47	$11,015

At September 30, 2013
One-to four-family residential	5	$378	32	$8,515	37	$8,893
Commercial real estate	—	—	6	2,744	6	2,744
Construction	—	—	5	3,526	5	3,526
Home equity lines of credit	—	—	7	846	7	846
Commercial business	—	—	2	25	2	25
Total	5	$378	52	$15,656	57	$16,034

At September 30, 2012
One-to four-family residential	8	$1,589	24	$7,577	32	$9,166
Commercial real estate	4	708	8	6,424	12	7,132
Construction	—	—	6	5,141	6	5,141
Home equity lines of credit	1	59	7	863	8	922
Commercial business	1	102	2	57	3	159
Other	—	—	1	12	1	12
Total	14	$2,458	48	$20,074	62	$22,532

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $12.1 million of OREO properties at September 30, 2016, a decrease of $4.1 million from $16.2 million at September 30, 2015. During the year ended September 30, 2016, the Company was able to successfully dispose of twenty properties with an aggregate carrying value of $4.7 million for a net loss of $101,000 and the Company was able to secure the title for four other properties totaling $1.8 million.

OREO at September 30, 2016 consisted of eighteen residential properties (twelve of which were leased), seven real estate properties approved for the construction of residential homes, and five commercial real estate buildings. The Bank is determining the proper course of action for its OREO properties, which may include holding the properties until the real estate market improves, selling the properties to a developer or completing partially completed homes for either rental or sale.

The Company also recorded $301,000 in valuation allowances against five properties during the year ended September 30, 2016 based on either updated appraisals or contracts of sale. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to OREO that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2016, classified loans consisted of $209,000 of special mention assets, $8.7 million of substandard assets and $997,000 of doubtful assets.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2016 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the NJDBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of period	$2,886	$2,835	$3,013	$3,858	$3,812

Charge-offs:
One-to four-family residential	134	176	665	491	326
Commercial real estate	61	396	—	576	110
Construction	—	342	189	1,374	880
Home equity lines of credit	98	461	75	—	81
Commercial business	1,118	274	804	807	69
Other	—	2	—	12	—
Total charge-offs	1,411	1,651	1,733	3,260	1,466

Recoveries:
One-to four-family residential	—	400	52	—	—
Commercial real estate	100	—	—	20	—
Construction	7	38	113	284	51
Home equity lines of credit	82	—	—	—	—
Commercial business	26	—	3	—	—
Total recoveries	215	438	168	304	51

Net charge-offs	1,196	1,213	1,565	2,956	1,415
Provision for loan losses	1,366	1,264	1,387	2,111	1,461

Balance at end of period	$3,056	$2,886	$2,835	$3,013	$3,858

Ratios:
Net charge-offs to average loans outstanding	0.28%	0.29%	0.39%	0.76%	0.37%
Allowance for loan losses to total
non-performing loans at end of period	72.64%	48.93%	28.97%	19.24%	19.22%
Allowance for loan losses to total loans
at end of period	0.67%	0.68%	0.70%	0.75%	0.99%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2016
One-to four-family residential	$542	17.74%	37.83%
Commercial real estate	1,075	35.18%	43.57%
Construction	361	11.81%	3.26%
Home equity lines of credit	71	2.32%	4.80%
Commercial business	976	31.94%	8.49%
Other	9	0.29%	2.04%
Unallocated	22	0.72%	0.00%
Total allowance for loan losses	$3,056	100.00%	100.00%

At September 30, 2015
One-to four-family residential	$395	13.69%	40.10%
Commercial real estate	931	32.26%	41.00%
Construction	452	15.66%	1.60%
Home equity lines of credit	53	1.84%	5.00%
Commercial business	969	33.58%	9.80%
Other	7	0.24%	2.50%
Unallocated	79	2.73%	0.00%
Total allowance for loan losses	$2,886	100.00%	100.00%

At September 30, 2014
One-to four-family residential	$402	14.18%	39.40%
Commercial real estate	826	29.14%	41.60%
Construction	784	27.65%	3.00%
Home equity lines of credit	62	2.19%	4.80%
Commercial business	643	22.68%	8.60%
Other	9	0.32%	2.60%
Unallocated	109	3.84%	0.00%
Total allowance for loan losses	$2,835	100.00%	100.00%

At September 30, 2013
One-to four-family residential	$844	28.00%	38.30%
Commercial real estate	852	28.28%	40.90%
Construction	604	20.05%	4.20%
Home equity lines of credit	125	4.15%	5.10%
Commercial business	452	15.00%	8.60%
Other	9	0.30%	2.90%
Unallocated	127	4.22%	0.00%
Total allowance for loan losses	$3,013	100.00%	100.00%

At September 30, 2012
One-to four-family residential	$610	15.80%	40.50%
Commercial real estate	1,929	49.99%	38.30%
Construction	640	16.59%	4.60%
Home equity lines of credit	232	6.03%	6.00%
Commercial business	383	9.93%	7.70%
Other	23	0.60%	2.90%
Unallocated	41	1.06%	0.00%
Total allowance for loan losses	$3,858	100.00%	100.00%

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

At September 30, 2016, our securities portfolio totaled $58.2 million, or 10.0% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2016, $52.9 million of our securities were classified as held-to-maturity and reported at amortized cost, and $5.2 million were classified as available-for-sale and reported at fair value. At September 30, 2016, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2016, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $54.6 million, or 93.8% of our total securities portfolio. Of this amount, $50.6 million were mortgage-backed securities and $4.0 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2016, our mortgage-backed securities, including CMOs, totaled $51.2 million, or 88.0% of our total securities portfolio. Included in this balance was $600,000 of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 2.58% at September 30, 2016. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2016 was $52.3 million, which was $1.2 million more than the amortized cost of $51.1 million. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2016, the Bank held one corporate note totaling $3.0 million issued by Wells Fargo Bank. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2016, we held no equity securities other than $2.2 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following tables set forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2016				At September 30, 2015				At September 30, 2014
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$—	$—	$—	$—	$—	$—	$—	$—	$1,294	$1	$—	$1,295
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	5,075	52	—	5,127	5,839	82	(7)	5,914	10,485	39	(155)	10,369
Private label mortgage-backed securities-residential	108	—	(1)	107	151	—	(1)	150	404	3	(1)	406
Total securities available for sale	$5,183	$52	$(1)	$5,234	$5,990	$82	$(8)	$6,064	$12,183	$43	$(156)	$12,070

	At September 30, 2016				At September 30, 2015				At September 30, 2014
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities held to maturity:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$4,383	$171	$(90)	$4,464	$5,414	$156	$(99)	$5,471	$7,308	$223	$(139)	$7,392
Mortgage backed securities-commercial	1,034	—	(1)	1,033	1,101	—	(2)	1,099	1,168	—	—	1,168
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	40,024	1,098	(16)	41,106	37,563	647	(67)	38,143	36,894	413	(507)	36,800
Debt securities	4,000	1	—	4,001	5,000	2	(25)	4,977	3,000	—	(152)	2,848
Private label mortgage-backed securities-residential	493	—	(6)	487	536	1	(1)	536	593	25	(4)	614
Corporate securities	3,000	—	(242)	2,758	3,000	22	—	3,022	—	—	—	—
Total securities held to maturity	$52,934	$1,270	$(355)	$53,849	$52,614	$828	$(194)	$53,248	$48,963	$661	$(802)	$48,822

At September 30, 2016, a total of nine securities with an aggregate fair value of $8.5 million had gross unrealized losses of $356,000, or approximately 4.2% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2016 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	At September 30, 2016
			More Than Five
	Less Than		Years Through		More Than
	Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$944	1.88%	$—	—%	$4,131	2.33%	$5,075	2.25%
Private label mortgage-backed securities-residential	—	—%	91	5.50%	17	2.27%	108	5.01%
Total securities available for sale	$944	1.88%	$91	5.50%	$4,148	2.33%	$5,183	2.31%

	At September 30, 2016
			More Than Five
	Less Than		Years Through		More Than
	Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$—	—%	$294	4.00%	$4,089	3.19%	$4,383	3.24%
Mortgage-backed securities - commercial	—	—%	—	—%	1,034	0.91%	1,034	0.91%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	10,357	2.24%	10,534	2.63%	19,133	2.74%	40,024	2.58%
Debt securities	2,000	1.00%	2,000	2.94%	—	-%	4,000	1.97%
Private label mortgage-backed securities - residential	—	—%	—	—%	493	2.96%	493	2.96%
Corporate securities	—	—%	—	—%	3,000	4.00%	3,000	4.00%
Total securities held to maturity	$12,357	2.04%	$12,828	2.71%	$27,749	2.88%	$52,934	2.64%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2016, we had $13.9 million in brokered deposits as compared to $11.5 million at September 30, 2015.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2016, $134.0 million, or 27.2% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2016			2015			2014
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$94,462	19.17%	0.00%	$87,915	18.86%	0.00%	$84,306	18.80%	0.00%
Savings accounts	100,706	20.44%	0.72%	90,196	19.34%	0.69%	65,123	14.52%	0.47%
NOW accounts	49,045	9.96%	0.20%	41,457	8.89%	0.17%	47,029	10.49%	0.14%
Money market accounts	114,458	23.23%	0.41%	103,593	22.22%	0.36%	102,118	22.77%	0.29%
Certificates of deposit	114,355	23.21%	1.16%	122,088	26.18%	0.99%	126,661	28.24%	1.02%
Retirement accounts	19,624	3.98%	1.19%	21,020	4.51%	1.20%	23,214	5.18%	1.18%

Total deposits	$492,650	100.00%	0.58%	$466,269	100.00%	0.54%	$448,451	100.00%	0.50%

As of September 30, 2016, the aggregate amount of outstanding certificates of deposit (including retirement accounts) in amounts greater than or equal to $100,000 was $91.8 million. The following table sets forth the maturity of these certificates as of September 30, 2016 (in thousands):

Three months or less	$10,528
Over three months through six months	9,690
Over six months through one year	14,686
Over one year to three years	45,076
Over three years	11,840

Total	$91,820

At September 30, 2016, $56.5 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2016	2015	2014
	(Dollars in thousands)

Beginning balance	$378,354	$364,145	$354,983
Net deposits before interest credited	17,233	11,884	6,928
Interest credited	2,601	2,325	2,234

Ending balance	$398,188	$378,354	$364,145

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York.

As of September 30, 2016, we had long term advances from the Federal Home Loan Bank in the amount of $36.0 million. These aggregate borrowings represent 6.7% of total liabilities and had a weighted average rate of 2.12% at September 30, 2016. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2016, we had an aggregate borrowing capacity of $95.1 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2016 mature as follows (in thousands):

Year Ending September 30,

2017	$5,000
2018	5,100
2019	8,940
2020	10,294
2021	2,500
Thereafter	4,206
$36,040

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2016	2015
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$1,080	$2,958
Maximum month-end balance during the year	$16,200	$18,500
Average interest rate during the year	0.56%	0.37%

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

Personnel

At September 30, 2016 we employed 92 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Magyar Bancorp, Inc. and Magyar Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The most recent audit of Magyar Bank’s federal tax returns by the Internal Revenue Service was for the period ended September 30, 2013. The audit did not result in any material adjustments to the Company’s tax returns or the Company’s financial statements. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Magyar Bancorp, Inc. or Magyar Bank.

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

At September 30, 2016, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. At September 30, 2016, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2016, the Company had approximately $3.6 million of federal and $4.8 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The federal and state net operating loss carry forwards will begin to expire in 2029, if not used. Based on projections of future taxable income, the Company expects to be able to utilize all net operating loss carry forwards prior to their expiration.

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

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk, directed the FRB to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage originations and authorized depository institutions to pay interest on business checking accounts.

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

Examination and Enforcement. The NJDBI may examine Magyar Bank whenever it deems an examination advisable. The NJDBI examines Magyar Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner also has authority to appoint a conservator or receiver for a savings bank under certain circumstances such as insolvency or unsafe or unsound condition to transact business.

Federal Banking Regulation

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets, and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2016, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 11.45%, total capital to risk-based assets was 12.19%, and Tier 1 capital to total assets leverage ratio was 8.27%. The Bank has committed to the FDIC to maintain capital at or above the well capitalized level.

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

As of September 30, 2016, Magyar Bank was in compliance with these requirements.

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

On April 26, 2016, the FDIC Board adopted a rule in accordance with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires large institutions (those greater than $10 billion in assets) to bear the burden of raising the Reserve Ratio from 1.15% to 1.35%. The rule also amended small institution pricing for deposit insurance which was effective the quarter after the Reserve Ratio reaches 1.15%. The Reserve Ratio is the total of the Deposit Insurance Fund (“DIF”) divided by the total estimated insured deposits of the industry. The Reserve Ratio reached 1.15% effective as of June 30, 2016, lowering small institution assessment rates to between 1.5 and 16 basis points for banks in the lowest risk category and 3 to 30 basis points for banks in the higher risk categories. Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the Reserve Ratio to 1.35%. The rule also eliminated the previous risk categories in favor of an assessment schedule based on examination ratings and financial modeling.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $720,000 for the year ended September 30, 2016 and $721,000 for the year ended September 30, 2015.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2016, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Section 404(b) requires independent auditors to report on management’s assessment of internal controls over financial reporting.  The 2010 Dodd-Frank Act provided an exemption on compliance with Sarbanes-Oxley Act (SOX) Section 404(b) for companies with less than $75.0 million in market capitalization. The inclusion of the exemption in the final reform legislation permanently exempted the auditor attestation requirement and significantly reduced the compliance burdens of smaller reporting companies.  Disclosure of management attestations on internal control over financial reporting continues to be required for smaller reporting companies.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2016, the fair value of our total securities portfolio was $59.1 million. The unrealized net gain on securities totaled $966,000 on a pre-tax basis at September 30, 2016.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2016, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $365,000, or 2.09%, decrease in net interest income in the first year following the change in interest rates, and a $576,000, or 3.36%, increase in net interest income in the second year following the change in interest rates. At September 30, 2016, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience an $901,000, or 5.16%, decrease in net interest income in the first year following the change in interest rates, and a $1.5 million, or 8.65%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2016, our available-for-sale securities portfolio totaled $5.2 million, which were all mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2016, our portfolio of commercial business and commercial real estate loans totaled $238.4 million, or 52.1% of our total loans, compared to $215.3 million, or 50.9% of our total loans at September 30, 2015 and $204.5 million, or 50.3% of our total loans at September 30, 2014. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2016, our non-performing loans decreased to $4.2 million from $5.9 million at September 30, 2016. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.67% of total loans and 72.6% of total non-performing loans at September 30, 2016. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2016.

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

We Operate In A Highly Regulated Environment and May Be Adversely Affected By Changes In Laws And Regulations.

Magyar Bank is subject to extensive regulation, supervision and examination by the NJDBI, its chartering authority, and by the Federal Deposit Insurance Corporation, which insures Magyar Bank’s deposits. As a bank holding company, Magyar Bancorp, Inc. is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Magyar Bank and Magyar Bancorp, Inc.

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

The following table provides certain information with respect to our six banking offices as of September 30, 2016:

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
Edison, New Jersey

The net book value of our premises, land and equipment was approximately $18.1 million at September 30, 2016.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

In the ordinary course of business, we are a party to various legal actions which are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is believed to be immaterial to our consolidated financial position, results of operations and cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)       Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2016, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.0% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2016 was 472. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2016	High	Low	Price	Declared

Quarter ended September 30, 2016	$10.60	$9.65	$10.09	$—
Quarter ended June 30, 2016	10.24	9.65	9.90	—
Quarter ended March 31, 2016	10.31	9.51	9.88	—
Quarter ended December 31, 2016	11.00	9.56	10.01	—

Fiscal Year Ended			Closing	Dividends
September 30, 2015	High	Low	Price	Declared

Quarter ended September 30, 2015	$10.41	$9.51	$9.80	$—
Quarter ended June 30, 2015	11.15	8.40	9.65	—
Quarter ended March 31, 2015	8.70	8.15	8.42	—
Quarter ended December 31, 2014	8.90	8.13	8.44	—

Dividend payments by Magyar Bancorp, Inc. would be dependent primarily on dividends it receives from Magyar Bank, because Magyar Bancorp, Inc. has no source of income other than dividends from Magyar Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Magyar Bancorp, Inc., and interest payments with respect to Magyar Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Business- Supervision and Regulation- New Jersey Banking Regulation-Dividends.”

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

(b)           Not applicable.

(c)           Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 81,000 shares had been repurchased as of September 30, 2016 at an average price of $8.33.

There were no repurchases of our common stock during the year ended September 30, 2016.

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

During the year ended September 30, 2016, the Company’s total assets grew $33.8 million to $584.4 million. The increase was attributable to a $34.4 million, or 8.2%, increase in net loans due to growth in commercial real estate, residential mortgage, construction and home equity line of credit loans. Investment securities and other real estate owned decreased $510,000 and $4.1 million, respectively.

Total deposits increased $26.4 million, or 5.7%, to $492.7 million during the year ended September 30, 2016 from $466.3 million at September 30, 2015, due to increases of $10.9 million in money market accounts, $10.5 million in savings accounts, $6.5 million in demand accounts and $7.6 million in NOW accounts. The increase was partially offset by decreases of $7.7 million in certificate deposit accounts and $1.4 million in retirement accounts.

The Company reported net income of $1.1 million for the year ended September 30, 2016. Net income increased $194,000, or 21.6%, compared with net income of $897,000 for the year ended September 30, 2015. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $678,000, and non-interest income, which increased $155,000 between the annual periods. Provisions for loan loss for the twelve months ended September 30, 2016 increased $102,000 to $1.4 million, while non-interest expenses increased $286,000 to $15.9 million from the prior year period. The Company was able to offset lower yields on earning assets during the year with lower costing interest bearing liabilities.

Throughout 2017, we expect to continue reducing non-performing assets, diversifying our balance sheet with higher concentrations in commercial real estate and commercial business loans, and managing non-interest expenses in order to increase profitability of the Company.

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

Comparison of Financial Condition at September 30, 2016 and September 30, 2015

Total Assets. Total assets increased $33.8 million, or 6.1%, during the twelve months ended September 30, 2016. The increase was attributable to a $34.4 million increase in loans receivable, net of allowance of loss and higher interest bearing deposits with banks of $3.8 million, partially offset by a $4.1 million decrease in other real estate owned.

Loans Receivable. Total loans receivable, net of allowance for loan losses, increased $34.4 million, or 8.2%, to $455.0 million at September 30, 2016 from $420.6 million at September 30, 2015. At September 30, 2016, total loans receivable were comprised of $199.5 million (43.6%) in commercial real estate loans, $173.2 million (37.8%) in 1-4 family residential mortgage loans, $38.9 million (8.5%) in commercial business loans, $31.3 million (6.8%) in home equity lines of credit and other loans, and $14.9 million (3.3%) in construction loans. Total loans receivable at September 30, 2015 were comprised of $173.9 million (41.0%) in commercial real estate loans, $169.8 million (40.1%) in 1-4 family residential mortgage loans, $41.5 million (9.8%) in commercial business loans, $31.4 million (7.5%) in home equity lines of credit and other loans, and $6.7 million (1.6%) in construction loans.

Total non-performing loans decreased by $1.7 million to $4.2 million during the year ended September 30, 2016 from $5.9 million at September 30, 2015. At September 30, 2016, non-performing loans consisted of thirteen loans secured by 1-4 family residential mortgage properties totaling $2.8 million, three commercial real estate loans totaling $443,000, and one commercial business loans totaling $997,000. The ratio of non-performing loans to total loans was 0.9% at September 30, 2016 compared to 1.4% at September 30, 2015.

Once a loan is deemed non-performing, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, increased $455,000 to $2.8 million at September 30, 2016 from $2.3 million at September 30, 2015. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2016. Foreclosure of owner-occupied residential properties in the State of New Jersey can take several years. During the year ended September 30, 2016, Magyar Bank charged off $231,000 from these loans through a reduction of its allowance for loan loss and recovered $82,000 from a prior year charge-off.

There were no non-performing construction loans at September 30, 2016 and 2015. There were no charge-offs of non-performing construction loans while $7,000 was recovered from a prior year charge off during the year ended September 30, 2016.

Non-performing commercial real estate loans decreased $1.5 million, or 76.6%, to $443,000 September 30, 2016 from $1.9 million at September 30, 2015. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2016. During the year ended September 30, 2016 Magyar Bank charged off $61,000 in non-performing commercial real estate loans through a reduction of its allowance for loan loss and $100,000 was recovered from a prior year charge-off.

Non-performing commercial business loans decreased $693,000 to $997,000 at September 30, 2016 from $1.7 million at September 30, 2015. During the year ended September 30, 2016, Magyar Bank charged off $1.1 million in non-performing commercial business loans through a reduction of its allowance for loan loss and $28,000 was recovered from a prior year charge-off.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable decreased to 0.92% at September 30, 2016 from 1.56% at September 30, 2015. The allowance for loan losses increased $170,000 to $3.1 million, or 72.6% of non-performing loans, at September 30, 2016 compared with $2.9 million, or 48.9% of non-performing loans, at September 30, 2015. Provisions for loan loss during the year ended September 30, 2016 were $1.4 million while net charge-offs were $1.2 million, compared with a provision of $1.3 million and net charge-offs of $1.2 million for the prior year period. The allowance for loan losses was 0.67% and 0.68% of gross loans outstanding at September 30, 2016 and 2015, respectively.

Investment Securities. Investment securities decreased $510,000, or 0.9%, to $58.2 million at September 30, 2016 from $58.7 million at September 30, 2015. Investment securities at September 30, 2016 consisted of $50.6 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes and $600,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2016.

Securities available-for-sale decreased $830,000, or 13.7%, to $5.2 million at September 30, 2016 from $6.1 million at September 30, 2015. The decrease was the result of $6.3 million in sales, $1.0 million in principal and premium amortization and $52,000 in unrealized gains, offset by $6.5 million in purchases during the year.

Securities held-to-maturity increased $320,000, or 0.6%, to $52.9 million at September 30, 2016 from $52.6 million at September 30, 2015. The increase was the result of $10.6 million in security purchases, offset by $5.0 million matured and $5.2 million in principal and premium amortization during the year.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $295,000, or 2.7%, to $11.3 million at September 30, 2016 from $11.0 million at September 30, 2015. The increase in bank-owned life insurance was due to the increase in the cash surrender value of the existing policies.

Other Real Estate Owned. Other real estate owned decreased $4.1 million, or 25.4%, to $12.1 million at September 30, 2016 from $16.2 million at September 30, 2015.

During the year ended September 30, 2016, the Company sold twenty properties totaling $4.8 million at a net loss of $101,000, invested $162,000 to complete or repair properties, and obtained title for four properties totaling $1.8 million previously securing non-performing loans. In addition, the carrying values of properties were reduced by $1.3 million from valuation allowances, sales deposits and one property totaling $860,000 that was moved to buildings. OREO at September 30, 2016 consisted of eighteen residential properties (twelve of which were leased), seven real estate properties approved for the construction of residential homes, and five commercial real estate buildings. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, selling the properties to a developer or completing partially completed homes for either rental or sale.

Deposits. Total deposits increased $26.4 million, or 5.7%, to $492.7 million at September 30, 2016 from $466.3 million at September 30, 2015.

The Company’s deposit strategy during the year ended September 30, 2016 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to continue replacing higher-cost, single service time deposit account holders with non-interest bearing checking and savings account balances.

The increase in deposits during the twelve months ended September 30, 2016 occurred in money market account balances, which increased $10.9 million, or 10.5%, in savings account balances, which increased $10.5 million, or 11.7%, in non-interest checking account balances, which increased $6.5 million, or 7.4%, and in interest-bearing checking account balances, which increased $7.6 million, or 18.3%. Partially offsetting these increases was a $9.1 million, or 6.4%, decrease in certificates of deposit (including individual retirement accounts). Deposits accounted for 84.3% of assets and 108.3% of net loans receivable at September 30, 2016.

At September 30, 2016, the Company held $13.9 million in brokered certificates of deposit, reflecting a $2.5 million increase from September 30, 2015.

Borrowed Funds. Borrowings, which include Federal Home Loan Bank of New York advances, increased $4.4 million, or 14.1%, to $36.0 million, or 6.2% of assets at September 30, 2016 from $31.6 million at September 30, 2015. The Bank’s borrowings consisted of Federal Home Loan Bank of New York advances at September 30, 2016.

Stockholders’ Equity. Stockholders’ equity increased $1.1 million, or 2.3%, to $47.7 million at September 30, 2016 from $46.6 million at September 30, 2015. The increase in stockholders’ equity was attributable to the Company’s results of operations for the year ended September 30, 2016.

The Company did not repurchase any shares during the twelve months ended September 30, 2016. The Company has repurchased 81,000 shares pursuant to the second stock repurchase plan through September 30, 2016, reducing outstanding shares to 5,820,746.

The Company’s book value per share increased to $8.20 at September 30, 2016 from $8.02 at September 30, 2015. The increase was attributable to the Company’s results from operations.

Comparison of Operating Results for the Years Ended September 30, 2016 and 2015

Net Income. The Company’s net income was $1.1 million for the year ended September 30, 2016, reflecting a $194,000, or 21.6%, increase from $897,000 for the year ended September 30, 2015. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $678,000, and non-interest income, which increased $155,000. Provisions for loan loss for the twelve months ended September 30, 2016 increased $102,000 to $1.4 million, while non-interest expenses increased $286,000 to $15.9 million.

The Company’s net interest margin declined by 5 basis points to 3.32% for the quarter ended September 30, 2016 compared to 3.37% for the quarter ended September 30, 2015. For the year ended September 30, 2016, the net interest margin declined by 8 basis points to 3.27% from the prior year period. The Company has experienced lower yields on earning assets due to lower market interest rates while competition for deposits resulted in an increase in the costs of funding.

Net Interest and Dividend Income. Net interest and dividend income increased $678,000, or 4.2%, to $16.9 million during the year ended September 30, 2016 from $16.2 million during the year ended September 30, 2015. Total interest and dividend income increased $1.0 million, or 5.2%, to $20.5 million for the year ended September 30, 2016 from $19.4 million for the year ended September 30, 2015 while interest expense increased $336,000, or 10.5%, to $3.5 million for the year ended September 30, 2016 from $3.2 million for the year ended September 30, 2015.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2016, 2015 and 2014. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$22,651	$172	0.76%	$11,432	$84	0.74%	$6,907	$30	0.44%
Loans receivable, net	429,065	18,765	4.36%	412,718	17,987	4.36%	405,799	18,006	4.44%
Securities
Taxable	62,847	1,417	2.25%	58,343	1,283	2.20%	64,124	1,401	2.18%
Tax-exempt (1)	—	—	0.00%	—	—	0.00%	3	—	9.02%
FHLB of NY stock	2,159	97	4.46%	1,994	83	4.17%	2,278	93	4.08%
Total interest-earning assets	516,722	20,451	3.95%	484,487	19,437	4.01%	479,111	19,530	4.08%
Noninterest-earning assets	51,784			52,691			53,382
Total assets	$568,506			$537,178			$532,493

Interest-bearing liabilities:
Savings accounts (2)	$95,136	$671	0.70%	$80,782	$505	0.63%	$53,227	$127	0.24%
NOW accounts (3)	153,575	489	0.32%	146,363	415	0.28%	145,549	346	0.24%
Time deposits (4)	138,253	1,628	1.17%	137,731	1,526	1.11%	154,150	1,948	1.26%
Total interest-bearing deposits	386,964	2,788	0.72%	364,876	2,446	0.67%	352,926	2,421	0.69%
Advances	34,507	744	2.15%	31,613	750	2.37%	38,859	1,039	2.67%
Total interest-bearing liabilities	421,471	3,532	0.84%	396,489	3,196	0.81%	391,785	3,460	0.88%
Noninterest-bearing liabilities	99,260			93,744			94,823
Total liabilities	520,731			490,233			486,608
Retained earnings	47,775			46,945			45,979
Total liabilities and retained earnings	$568,506			$537,178			$532,587

Net interest and dividend income		$16,919			$16,241			$16,070
Interest rate spread			3.11%			3.20%			3.20%
Net interest-earning assets	$95,251			$87,998			$87,326
Net interest margin (5)			3.27%			3.35%			3.35%
Average interest-earning assets to
average interest-bearing liabilities	122.60%			122.19%			122.29%

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

	September 30,
	2016 vs. 2015			2015 vs. 2014
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$86	$2	$88	$26	$28	$54
Loans	778	0	778	306	(325)	(19)
Securities
Taxable	104	30	134	(130)	12	(118)
Tax-exempt (1)	—	—	—	(0)	0	—
FHLB of NY stock	8	6	14	(12)	2	(10)
Total interest-earning assets	975	39	1,014	191	(284)	(93)

Interest-bearing liabilities:
Savings accounts (2)	102	64	166	91	287	378
NOW accounts (3)	19	55	74	2	67	69
Time deposits (4)	7	95	102	(199)	(223)	(422)
Total interest-bearing deposits	128	214	342	(106)	131	25
Borrowings	66	(72)	(6)	(180)	(109)	(289)
Total interest-bearing liabilities	194	142	336	(286)	22	(264)

Increase (decrease) in tax equivalent
net interest income	$781	$(103)	678	$477	$(306)	171

Increase in net interest income			$678			$171

(1) Calculated using 34% tax rate.

(2) Includes passbook savings, money market passbook and club accounts.

(3) Includes interest-bearing checking and money market accounts.

(4) Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 5.2%, to $20.5 million for the year ended September 30, 2016 from $19.4 million for the year ended September 30, 2015. The average balance of interest-earnings assets between the two periods increased $32.2 million, or 6.7%, to $516.7 million from $484.5 million, while the yield on the assets fell 6 basis points to 3.95% for the year ended September 30, 2016 from 4.01% for the same period prior year.

Interest income on loans increased $778,000, or 4.3%, to $18.8 million for the year ended September 30, 2016, while the average balance of loans increased $16.3 million, or 4.0%, to $429.1 million from $412.7 million. The average yield on such loans was 4.36% at September 30, 2016 and 2015. The increase in yield on loans reflected a $16.3 million increase in the average balance in loan receivables during the year ended September 30, 2016.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, increased $222,000, or 16.2%, to $1.6 million for the year ended September 30, 2016 from $1.4 million for the prior year. The increase was primarily due to a $15.7 million, or 22.5% increase in the average balance of investment securities and interest earning deposits to $85.5 million from $69.8 million from the prior year, and a 10 basis point decrease in the average yield on securities to 1.86% from 1.96%. The decline in the yield on investment securities and the interest earning deposits reflected higher interest balances of interest-earning deposits, which earn lower yields.

Interest Expense. Interest expense increased $336,000, or 10.5%, to $3.5 million for the year ended September 30, 2016 from $3.2 million for the year ended September 30, 2015. The average balance of interest-bearing liabilities increased $25.0 million, or 6.3%, to $421.5 million from $396.5 million between the two periods while the cost of such liabilities increased 3 basis points to 0.84% for the year ended September 30, 2016 from 0.81% for the same period prior year.

The average balance of interest-bearing deposits increased $22.1 million, or 6.1%, to $387.0 million for the year ended September 30, 2016 from $364.9 million for the prior year while the average cost of such deposits increased 5 basis points to 0.72% from 0.67%. Interest expense on average deposits increased $342,000, or 14.0%, to $2.8 million for the year ended September 30, 2016.

Interest expense on advances decreased $6,000, or 0.8%, to $744,000 for the year ended September 30, 2016 from $750,000 for the year ended September 30, 2015. The average cost of borrowings decreased 22 basis points to 2.15% for the year ended September 30, 2016 from 2.37% for the year ended September 30, 2015. The average balance of advances and securities sold under agreements to repurchase increased $2.9 million to $34.5 million for the year ended September 30, 2016 from $31.6 million for the year ended September 30, 2015.

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

After an evaluation of these factors, management made a provision of $1.4 million for the year ended September 30, 2016 compared with a $1.3 million provision for the prior year. The increase in provisions was attributable to growth in net loans receivable. There were net charge-offs of $1.2 million for both years ended September 30, 2016 and 2015. The charge-offs resulted from updated valuations of collateral securing impaired loans.

Total non-performing and performing restructured loans decreased $2.4 million, or 36.4%, to $4.2 million at September 30, 2016 from $6.6 million at September 30, 2015. Excluding troubled debt restructurings, non-performing loans decreased $1.7 million, or 28.7%, to $4.2 million from $5.9 million. The allowance for loan losses increased $170,000 to $3.1 million, or 0.67% of gross loans outstanding at September 30, 2016, from $2.9 million, or 0.68% of gross loans outstanding at September 30, 2015. The increase in the allowance for loan losses during the year ended September 30, 2016 was attributable to provisions for loan loss of $1.4 million, recoveries totaling $215,000 and growth in total loans receivable, offset by charge-offs totaling $1.4 million.

Other Income. Other income increased $155,000, or 7.8%, to $2.1 million during the year ended September 30, 2016 compared to $2.0 million for the year ended September 30, 2015. Other income increased from higher gains on sales of assets, which were $697,000 for the twelve months ended September 30, 2016 compared with $584,000 for the twelve months ended September 30, 2015.

The Company’s gains on sales of loans increased $83,000, or 15.3%, to $625,000 for the year ended September 30, 2016 from $542,000 for the year ended September 30, 2015. The Company’s gains from the sales of investment securities increased $30,000, or 71.4%, to $72,000 for the year ended September 30, 2016 from $42,000 for the year ended September 30, 2015.

Other Expenses. Other expenses increased $286,000, or 1.8%, to $15.9 million for the year ended September 30, 2016 compared to $15.7 million for the year ended September 30, 2015 due to higher compensation and other real estate owned expenses. Compensation and benefit expenses increased $342,000, or 4.2%, to $8.5 million due to annual merit increases, higher incentive plan accruals, and higher pension expense than the prior year period. Other real estate owned expenses increased $323,000, or 72.3%, to $770,000 due to $301,000 in valuation allowances recorded during the year on properties that were re-appraised at lower values.

Partially offsetting the increases were decreases in occupancy and other expenses. Occupancy expenses decreased $107,000, or 3.8%, to $2.7 million for the year ended September 30, 2016 from $2.8 million for the year ended September 30, 2015. The decline was due to lower depreciation and snowplowing expenses incurred during the current year period. Other expenses decreased $114,000 during the twelve months ended September 30, 2016 due to the settlement of a lawsuit with the Company’s former President & CEO that resulted in a net charge of $135,000 in the prior year period.

The Company also experienced lower professional fees and loan servicing expenses. Professional fees decreased $85,000, or 8.0%, to $984,000 during the year ended September 30, 2016 from $1.1 million for the year ended September 30, 2015. Loan servicing expenses decreased $56,000, or 20.3%, to $220,000 during the twelve months ended September 30, 2016 from $276,000 for the twelve months ended September 30, 2015 due to lower non-performing loan expenses.

Income Tax Expense. The Company recorded tax expense of $664,000 for the year ended September 30, 2016 compared with tax expense of $413,000 for the year ended September 30, 2015. The increase in income tax expense was due to a $194,000 increase in net income and $60,000 increase in the valuation allowance against the Company’s deferred tax asset for the non-qualified stock options due to expire in fiscal year 2017. The Company’s effective tax rates were 37.8% and 31.5% for the years ended September 30, 2016 and 2015, respectively.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2016, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Increase
Interest rates	Estimated	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$17,081	$(365)	-2.09%	$17,734	$576	3.36%
Unchanged	17,446	—	—	17,158	—	—
-100	16,545	(901)	-5.16%	15,673	(1,485)	-8.65%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2016, our liquidity ratio was 9.2% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $21.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $5.2 million at September 30, 2016. At September 30, 2016, we also had the ability to borrow $95.1 million from the FHLBNY. On that date, we had an aggregate of $36.0 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2016, we had $12.0 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $45.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2017 totaled $56.5 million, or 11.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2017. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. We originated $92.7 and $75.6 million of loans and purchased $17.1 million and $9.7 million of investment securities for the years ended September 30, 2016 and 2015, respectively.

Financing activities consist primarily of activity in deposit accounts and FHBNY advances. We experienced a net increase in total deposits of $26.4 million for the year ended September 30, 2016 and a net increase in total deposits of $17.8 million for the year ended September 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $36.0 million and $31.6 million at September 30, 2016 and September 30, 2015, respectively. FHLBNY advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, including a commitment to maintain capital at or above the well capitalized level (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2016, Magyar Bank’s Tier 1 capital as a percentage of the Bank's average assets was 8.27% and the total qualifying capital as a percentage of risk-weighted assets was 12.19%.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. For additional information, see Note P, “Commitments,” and Note Q “Financial Instruments with Off-Balance-Sheet Risk” to our Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2016. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
September 30, 2016	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Federal Home Loan Bank advances	$5,000	$14,040	$12,794	$4,206	$36,040
Operating leases	627	1,272	1,314	3,052	6,265
Total	$5,627	$15,312	$14,108	$7,258	$42,305

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Clark, New Jersey

December 16, 2016

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	For the Year
	Ended September 30,
	2016	2015
Assets
Cash	$1,000	$1,081
Interest earning deposits with banks	20,806	17,027
Total cash and cash equivalents	21,806	18,108

Investment securities - available for sale, at fair value	5,234	6,064
Investment securities - held to maturity, at amortized cost (fair value of
$53,849 and $53,248 at September 30, 2016 and 2015, respectively)	52,934	52,614
Federal Home Loan Bank of New York stock, at cost	2,239	2,025
Loans receivable, net of allowance for loan losses of $3,056 and $2,886 at
September 30, 2016 and 2015, respectively	455,031	420,596
Bank owned life insurance	11,257	10,962
Accrued interest receivable	1,710	1,703
Premises and equipment, net	18,084	17,818
Other real estate owned ("OREO")	12,082	16,192
Other assets	4,000	4,483

Total assets	$584,377	$550,565

Liabilities and Stockholders' Equity
Liabilities
Deposits	$492,650	$466,269
Escrowed funds	1,668	1,301
Federal Home Loan Bank of New York advances	36,040	31,594
Accrued interest payable	115	102
Accounts payable and other liabilities	6,179	4,630

Total liabilities	536,652	503,896

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 and 5,819,494 shares outstanding at
September 30, 2016 and 2015, respectively	59	59
Additional paid-in capital	26,270	26,275
Treasury stock: 102,996 and 104,248 shares at
September 30, 2016 and 2015, respectively, at cost	(1,152)	(1,166)
Unearned Employee Stock Ownership Plan shares	(627)	(752)
Retained earnings	24,334	23,252
Accumulated other comprehensive loss	(1,159)	(999)

Total stockholders' equity	47,725	46,669

Total liabilities and stockholders' equity	$584,377	$550,565

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Year
	Ended September 30,
	2016	2015

Interest and dividend income
Loans, including fees	$18,765	$17,987
Investment securities
Taxable	1,589	1,367
Federal Home Loan Bank of New York stock	97	83

Total interest and dividend income	20,451	19,437

Interest expense
Deposits	2,788	2,446
Borrowings	744	750

Total interest expense	3,532	3,196

Net interest and dividend income	16,919	16,241

Provision for loan losses	1,366	1,264

Net interest and dividend income after
provision for loan losses	15,553	14,977

Other income
Service charges	1,023	981
Income on bank owned life insurance	295	304
Other operating income	130	121
Gains on sales of loans	625	542
Gains on sales of investment securities	72	42

Total other income	2,145	1,990

Other expenses
Compensation and employee benefits	8,482	8,140
Occupancy expenses	2,727	2,834
Professional fees	984	1,069
Data processing expenses	486	520
OREO expenses	770	447
FDIC deposit insurance premiums	720	721
Loan servicing expenses	220	276
Insurance expense	253	235
Other expenses	1,301	1,415
Total other expenses	15,943	15,657

Income before income tax expense	1,755	1,310

Income tax expense	664	413

Net income	$1,091	$897

Net income per share-basic and diluted	$0.19	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Year
	Ended September 30,
	2016	2015

Net income	$1,091	$897
Other comprehensive loss
Net unrealized gain on
securities available for sale	49	229
Less: reclassification for realized gains on sales
of securities available for sale	(72)	(42)
Defined benefit pension plan	(242)	(670)
Other comprehensive loss, before tax	(265)	(483)
Deferred income tax effect	105	200
Total other comprehensive loss	(160)	(283)
Total comprehensive income	$931	$614

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Year Ended September 30, 2016 and 2015

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2014	5,815,444	$59	$26,295	$(1,211)	$(877)	$22,382	$(716)	$45,932
Net income	—	—	—	—	—	897	—	897
Other comprehensive loss	—	—	—	—	—	—	(283)	(283)
Treasury stock used for restricted stock plan	4,050	—	(18)	45	—	(27)	—	—
ESOP shares allocated	—	—	(14)	—	125	—	—	111
Stock-based compensation expense	—	—	12	—	—	—	—	12
Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669
Net income	—	—	—	—	—	1,091	—	1,091
Other comprehensive loss	—	—	—	—	—	—	(160)	(160)
Treasury stock used for restricted stock plan	1,252	—	(5)	14	—	(9)	—	—
ESOP shares allocated	—	—	(3)	—	125	—	—	122
Stock-based compensation expense	—	—	3	—	—	—	—	3
Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2016	2015

Operating activities
Net income	$1,091	$897
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	778	845
Premium amortization on investment securities, net	195	245
Provision for loan losses	1,366	1,264
Provision for loss on other real estate owned	301	66
Proceeds from the sales of loans	9,217	9,722
Gains on sale of loans	(625)	(542)
Gains on sales of investment securities	(72)	(42)
Losses (gains) on the sales of other real estate owned	101	(61)
ESOP compensation expense	122	111
Stock-based compensation expense	3	12
Deferred income tax expense	605	403
Increase in accrued interest receivable	(7)	(31)
Increase in surrender value bank owned life insurance	(295)	(304)
Decrease in other assets	(18)	246
Increase (decrease) in accrued interest payable	13	(17)
Increase (decrease) in accounts payable and other liabilities	1,307	(311)
Net cash provided by operating activities	14,082	12,503

Investing activities
Net increase in loans receivable	(36,824)	(25,855)
Purchases of loans receivable	(9,393)	(5,840)
Purchases of investment securities held to maturity	(10,565)	(9,700)
Purchases of investment securities available for sale	(6,482)	—
Sales of investment securities available for sale	6,298	5,421
Principal repayments on investment securities held to maturity	10,080	5,884
Principal repayments on investment securities available for sale	1,033	734
Purchases of premises and equipment	(184)	(83)
Investment in other real estate owned	(162)	(465)
Proceeds from the sale of other real estate owned	4,835	6,459
Purchase of Federal Home Loan Bank stock	(214)	(264)
Net cash used by investing activities	(41,578)	(23,709)

Financing activities
Net increase in deposits	26,381	17,818
Net increase in escrowed funds	367	144
Proceeds from long-term advances	6,706	11,094
Repayments of long-term advances	(2,260)	(5,000)
Repayments of securities sold under agreements to repurchase	—	(5,000)
Net cash provided by financing activities	31,194	19,056
Net increase in cash and cash equivalents	3,698	7,850

Cash and cash equivalents, beginning of period	18,108	10,258

Cash and cash equivalents, end of period	$21,806	$18,108

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,520	$3,214
Income taxes	$4	$14
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,824	$4,850
OREO transferred to premises and equipment	$860	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A - ORGANIZATION

On January 23, 2006, Magyar Bank (the “Bank”) completed a reorganization involving a series of transactions by which Bank’s corporate structure was changed from a mutual savings bank to the mutual holding company form of ownership. Magyar Bank became a New Jersey-chartered stock savings bank subsidiary of Magyar Bancorp, Inc., a Delaware-chartered mid-tier stock holding company. Magyar Bancorp, Inc. (the “Company”) owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. is a majority-owned subsidiary of Magyar Bancorp, MHC, a New Jersey-chartered mutual holding company.

Magyar Bancorp, MHC, owns 54.0%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,620,296, or 44.2%, are held by public stockholders and 102,996, or 1.8%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, Inc. and Magyar Bancorp, MHC are subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

The Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s administrative office is located in New Brunswick, New Jersey. The Bank has six branch offices which are located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and Edison, New Jersey. The Bank’s savings deposits are insured by the FDIC through the Deposit Insurance Fund (DIF); also, the Bank is a member of the Federal Home Loan Bank of New York.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and its wholly-owned subsidiaries MagBank Investment Company, Magyar Service Corporation, and Hungaria Urban Renewal, LLC. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

September 30, 2016 and 2015

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

September 30, 2016 and 2015

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2016 and 2015.

6. Derivative Contracts

Derivative contracts are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of related income tax effects. Gains and losses on derivative contracts are recognized upon realization utilizing the specific identification method.

As required by US GAAP, the Company recognizes all derivatives as either assets or liabilities in its Consolidated Balance Sheets and measures those instruments at fair value. The Company had no derivative contracts at September 30, 2016 and 2015.

7. Other Real Estate Owned

Real estate acquired through foreclosure, or a deed-in-lieu of foreclosure, is recorded at fair value less estimated selling costs at the date of acquisition or transfer, and subsequently at the lower of its net cost or fair value less estimated selling costs. Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 740, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2016 and 2015, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the years ended September 30, 2016 and 2015. The tax years subject to examination by the taxing authorities are the years ended September 30, 2011 and forward.

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

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations. All stock options were anti-dilutive at September 30, 2016 and 2015.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

	For the Years Ended September 30,
	2016			2015
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic EPS
Net income available to common shareholders	$1,091	5,820,563	$0.19	$897	5,818,712	$0.15
Effect of dilutive securities
Options and grants	—	—	—	—	215	—
Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,091	5,820,563	$0.19	$897	5,818,927	$0.15

11. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the years ended September 30, 2016 and 2015 were as follows:

	September 30,
	2016			2015
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gains (losses) arising
during period on:
Available-for-sale investments	$49	$(21)	$28	$229	$(85)	$144
Less reclassification adjustment for net gains
realized on available-for-sale investments (a) (b)	(72)	29	(43)	(42)	17	(25)
Defined benefit pension plan	(242)	97	(145)	(670)	268	(402)
Other comprehensive loss, net	$(265)	$105	$(160)	$(483)	$200	$(283)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations

The components of accumulated other comprehensive loss at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In thousands)

Available-for-sale investments	$32	$47
Defined benefit pension plan	(1,191)	(1,046)
Total accumulated other comprehensive loss	$(1,159)	$(999)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

12.	Bank-Owned Life Insurance

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

In connection with the preparation of quarterly and annual reports in accordance with the Securities and Exchange Commission’s (“SEC”) Securities Exchange Act of 1934, SEC Staff Accounting Bulletin Topic 11.M requires the disclosure of the impact that recently issued accounting standards will have on financial statements when they are adopted in the future.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the two-year period ended September 30, 2016:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2014	188,276	$14.61	2.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2015	188,276	14.61	1.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2016	188,276	$14.61	0.4 years	$—

Exercisable at September 30, 2016	188,276	$14.61	0.4 years	$—

No stock options were granted or exercised during the years ended September 30, 2016 and 2015.

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2016 and 2015, and changes during those years:

		Weighted
		Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2014	5,302	$4.41
Granted	—	—
Vested	(4,050)	4.50
Forfeited	—	—
Balance at September 30, 2015	1,252	4.30
Granted	—	—
Vested	(1,252)	4.30
Forfeited	—	—
Balance at September 30, 2016	—	$—

There were no stock option expenses for the year ended September 30, 2016, and 2015. Stock award expenses included with compensation expense were $3,000 and $12,000 for the years ended September 30, 2016, and 2015, respectively. The Company had no other stock-based compensation plans as of September 30, 2016 except as disclosed below.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. Pursuant to the second repurchase program, the Company had repurchased 81,000 shares of its common stock at an average cost of $8.33 per share through September 30, 2016, leaving 48,924 shares available for repurchase.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime Rate (3.50% at January 1, 2016) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans”. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $122,000 and $111,000 for years ended September 30, 2016 and 2015, respectively.

The following table presents the components of the ESOP shares as of September 30, 2016:

Unreleased shares at September 30, 2015	76,982
Shares released for allocation during the year ended September 30, 2016	(12,445)
Unreleased shares at September 30, 2016	64,537
Total released shares	153,326

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2016 was approximately $651,000.

NOTE D - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,075	$52	$—	$5,127
Private label mortgage-backed securities-residential	108	—	(1)	107
Total securities available for sale	$5,183	$52	$(1)	$5,234

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,383	$171	$(90)	$4,464
Mortgage-backed securities - commercial	1,034	—	(1)	1,033
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,024	1,098	(16)	41,106
Debt securities	4,000	1	—	4,001
Private label mortgage-backed securities - residential	493	—	(6)	487
Corporate securities	3,000	—	(242)	2,758
Total securities held to maturity	$52,934	$1,270	$(355)	$53,849

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

	At September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,839	$82	$(7)	$5,914
Private label mortgage-backed securities-residential	151	—	(1)	150
Total securities available-for-sale	$5,990	$82	$(8)	$6,064

	At September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,414	$156	$(99)	$5,471
Mortgage-backed securities - commercial	1,101	—	(2)	1,099
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	37,563	647	(67)	38,143
Debt securities	5,000	2	(25)	4,977
Private label mortgage-backed securities - residential	536	1	(1)	536
Corporate securities	3,000	22	—	3,022
Total securities held-to-maturity	$52,614	$828	$(194)	$53,248

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2016 are summarized in the following table:

September 30, 2016
(In thousands)
	Amortized	Fair
	Cost	Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential(1)	5,183	5,234
Commercial	—	—
Total	$5,183	$5,234

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $5.1 million and a fair value of $5.1 million for obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Also included are residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $108,000 and fair value of $107,000.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2016 are summarized in the following table:

	September 30, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,000	2,000
Due after 5 but within 10 years	5,000	4,759
Due after 10 years	—	—
Total debt securities	7,000	6,759

Mortgage backed securities:
Residential(1)	44,900	46,057
Commercial(2)	1,034	1,033
Total	$52,934	$53,849

(1)	Held-to-maturity mortgage-backed securities – residential include an amortized cost of $4.4 million and a fair value of $4.5 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $40.0 million and a fair value of $41.1 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $493,000 and a fair value of $487,000.

(2)	Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $1.0 million and a fair value of $1.0 million for obligations of U.S. government agencies issued by the Small Business Administration.

There were sales of $6.3 million and $5.4 million from the available-for-sale portfolios during the years ended September 30, 2016 and 2015, respectively. The gross gains on sales of the available-for-sale securities totaled $72,000 and $42,000 for the year ended September 30, 2016 and 2015, respectively.

There were no sales of securities from the held-to-maturity portfolios during the years ended September 30, 2016 and 2015.

As of September 30, 2016 and 2015, securities having an estimated fair value of approximately $27.8 million and $27.0 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2016 and 2015 are as follows:

		September 30, 2016
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$849	$(90)	$849	$(90)
Mortgage-backed securities - commercial	1	1,033	(1)	—	—	1,033	(1)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	1,376	(3)	1,942	(13)	3,318	(16)
Private label mortgage-backed securities residential	3	172	(4)	330	(3)	502	(7)
Corporate securities	1	—	—	2,758	(242)	2,758	(242)
Total	9	$2,581	$(8)	$5,879	$(348)	$8,460	$(356)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

		September 30, 2015
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities- residential	3	$—	$—	$2,254	$(99)	$2,254	$(99)
Mortgage-backed securities - commercial	1	1,099	(2)	—	—	1,099	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities- residential	7	4,424	(34)	8,688	(40)	13,112	(74)
Debt securities	1	—	—	1,975	(25)	1,975	(25)
Private label mortgage-backed securities- residential	2	—	—	223	(2)	223	(2)
Total	14	$5,523	$(36)	$13,140	$(166)	$18,663	$(202)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2016 and 2015.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,	September 30,
	2016	2015
	(In thousands)

One-to four-family residential	$173,235	$169,781
Commercial real estate	199,510	173,864
Construction	14,939	6,679
Home equity lines of credit	21,967	21,176
Commercial business	38,865	41,485
Other	9,355	10,305
Total loans receivable	457,871	423,290
Net deferred loan costs	216	192
Allowance for loan losses	(3,056)	(2,886)

Total loans receivable, net	$455,031	$420,596

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $4.5 million and $4.6 million at September 30, 2016 and 2015, respectively. Total principal additions were approximately $290,000 and $1.9 million at September 30, 2016 and 2015, respectively. Total principal repayments were approximately $463,000 and $1.3 million for the year ended September 30, 2016 and 2015, respectively.

At September 30, 2016 and 2015, the Company was servicing loans for others amounting to approximately $40.3 million and $32.8 million, respectively. The Company held mortgage servicing rights in the amount of $97,000 and $132,000 at September 30, 2016 and 2015, respectively. Servicing loans for others generally consists of collecting

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $114,000 and $130,000 at September 30, 2016 and 2015, respectively.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2016	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$4,010	$4,010	$4,239
Commercial real estate	—	—	3,843	3,843	3,843
Home equity lines of credit	—	—	153	153	167
Commercial business	997	39	250	1,247	1,850
Total impaired loans	$997	$39	$8,256	$9,253	$10,099

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2015	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$3,017	$3,017	$3,134
Commercial real estate	—	—	5,447	5,447	6,556
Home equity lines of credit	—	—	417	417	521
Commercial business	1,690	201	66	1,756	1,756
Total impaired loans	$1,690	$201	$8,947	$10,637	$11,967

The average recorded investment in impaired loans was $10.0 million and $14.8 million for the years ended September 30, 2016 and 2015, respectively. During the years ended September 30, 2016 and 2015, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2016
One-to four-family residential	$169,596	$209	$3,430	$—	$173,235
Commercial real estate	196,838	—	2,672	—	199,510
Construction	12,461	—	2,478	—	14,939
Home equity lines of credit	21,814	—	153	—	21,967
Commercial business	37,868	—	—	997	38,865
Other	9,355	—	—	—	9,355
Total	$447,932	$209	$8,733	$997	$457,871

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2015
One-to four-family residential	$166,846	$—	$2,935	$—	$169,781
Commercial real estate	169,239	210	3,309	1,106	173,864
Construction	2,468	—	4,211	—	6,679
Home equity lines of credit	19,436	—	1,740	—	21,176
Commercial business	39,764	—	1,721	—	41,485
Other	10,305	—	—	—	10,305
Total	$408,058	$210	$13,916	$1,106	$423,290

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2016
One-to four-family residential	$170,705	$—	$44	$2,486	$2,530	$2,486	$173,235
Commercial real estate	198,577	—	490	443	933	443	199,510
Construction	14,939	—	—	—	—	—	14,939
Home equity lines of credit	21,686	—	—	281	281	281	21,967
Commercial business	37,865	—	3	997	1,000	997	38,865
Other	9,355	—	—	—	—	—	9,355
Total	$453,127	$—	$537	$4,207	$4,744	$4,207	$457,871

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2015
One-to four-family residential	$166,993	$—	$730	$2,058	$2,788	$2,058	$169,781
Commercial real estate	171,969	—	—	1,895	1,895	1,895	173,864
Construction	6,679	—	—	—	—	—	6,679
Home equity lines of credit	20,921	—	—	255	255	255	21,176
Commercial business	39,777	—	19	1,689	1,708	1,689	41,485
Other	10,305	—	—	—	—	—	10,305
Total	$416,644	$—	$749	$5,897	$6,646	$5,897	$423,290

The amount of interest income not recognized on non-accrual loans was approximately $217,000 and $356,000 for the years ended September 30, 2016 and 2015, respectively. At September 30, 2016 and September 30, 2015, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2016 and 2015:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Charge-offs	(133)	(61)	—	(98)	(1,119)	—	—	(1,411)
Recoveries	—	100	7	80	28	—	—	215
Provision	280	105	(99)	36	1,098	3	(57)	1,366
Balance-September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2014	$402	$826	$784	$62	$643	$9	$109	$2,835
Charge-offs	(176)	(397)	(342)	(461)	(274)	(1)	—	(1,651)
Recoveries	400	—	38	—	—	—	—	438
Provision	(231)	502	(27)	452	600	(2)	(30)	1,264
Balance-September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2016 and September 30, 2015:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Individually evaluated
for impairment	—	—	—	—	39	—	—	39
Collectively evaluated
for impairment	542	1,075	361	71	937	9	22	3,017

Loans receivable:
Balance - September 30, 2016	$173,235	$199,510	$14,939	$21,967	$38,865	$9,355	$—	$457,871
Individually evaluated
for impairment	4,010	3,843	—	153	1,247	—	—	9,253
Collectively evaluated
for impairment	169,225	195,667	14,939	21,814	37,618	9,355		448,618

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Individually evaluated
for impairment	—	—	—	—	201	—	—	201
Collectively evaluated
for impairment	395	931	453	53	768	6	79	2,685

Loans receivable:
Balance - September 30, 2015	$169,781	$173,864	$6,679	$21,176	$41,485	$10,305	—	$423,290
Individually evaluated
for impairment	3,017	5,447	—	417	1,756	—	—	10,637
Collectively evaluated
for impairment	166,764	168,417	6,679	20,759	39,729	10,305		412,653

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

There were no TDRs during the year ended September 30, 2016. The following tables summarize the TDRs during the twelve month periods ended September 30, 2016 and 2015:

Year Ended September 30, 2015
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
(Dollars in thousands)
One-to four-family residential	—	$—	$—

Total	—	$—	$—

	Year Ended September 30, 2015
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	2	$650	$713

Total	2	$650	$713

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the year ended September 30, 2016, no defaults occurred on troubled debt restructured loans that were modified as a TDR loans.

The Company held interest-only mortgage loans with principal balances of $8.6 million and $12.6 million at September 30, 2016 and 2015, respectively. The average interest-only term on these loans is 10 years at which time these loans reset to fully amortize over 20 years, on average. As these loans are collateralized by residential real estate with an average original loan-to-value of 69.4%, management does not anticipate any losses on these loans as of September 30, 2016.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings was $109.4 million and $93.9 million as of September 30, 2016 and 2015, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2016	2015
	(In thousands)
Loans	$1,548	$1,543
Investment securities	57	57
Mortgage-backed securities	105	103
Total accrued interest receivable	$1,710	$1,703

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

	Estimated	September 30,
	Useful Lives	2016	2015
		(Dollars in thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	22,341	21,449
Furniture, fixtures and equipment	5-10 years	2,878	2,828
		29,030	28,088
Less accumulated depreciation		(10,946)	(10,270)
		$18,084	$17,818

For the years ended September 30, 2016 and 2015, depreciation expense included in occupancy expense amounted to approximately $778,000 and $845,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2016, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $10.0 million and $0 of land, building, furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2015, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $10.3 million, and $0 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $12.1 million of real estate owned properties at September 30, 2016 and $16.2 million at September 30, 2015. The Company incurred write-downs totaling $301,000 and $66,000 on these properties for the years ended September 30, 2016 and 2015; these amounts were carried as valuation allowances at September 30, 2016 and 2015, respectively. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2016	2015
	(In thousands)
Demand accounts	$94,462	$87,915
Savings accounts	100,706	90,196
NOW accounts	49,045	41,457
Money market accounts	114,458	103,593
Certificate of deposit	114,355	122,088
Retirement accounts	19,624	21,020
	$492,650	$466,269

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a minimum denomination of $250,000 was approximately $223.1 million at September 30, 2016. The aggregate amount of certificate deposits, including individual retirement accounts with balance of $250,000 or more was $30.1 million at September 30, 2016.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

At September 30, 2016, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2017	$56,493
2018	33,308
2019	27,600
2020	5,080
2021 and after	11,498
$133,979

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (“FHLBNY”) advances at September 30, 2016 and September 30, 2015 totaled approximately $36.0 million and $31.6 million, respectively. The weighted average interest rate on advances outstanding at September 30, 2016 and 2015 were 2.12% and 2.38%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans and investment securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2016 mature as follows (in thousands):

Year Ending September 30,
2017	$5,000
2018	5,100
2019	8,940
2020	10,294
2021	2,500
Thereafter	4,206
$36,040

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2016 and 2015, the Company had available credit from the FHLBNY totaling $49.1 million and $39.8 million, respectively. Information concerning short-term borrowings with the FHLBNY is summarized as follows:

	September 30,
	2016	2015
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$1,080	$2,958
Maximum month-end balance during the year	$16,200	$18,500
Average interest rate during the year	0.56%	0.37%

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company did not have repurchase agreements outstanding at September 30, 2016 and September 30, 2015.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2016 were $9.2 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2015 were $9.7 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2016 and 2015, the Company was servicing such sold loans in the amount of $11.8 million and $13.8 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in mortgage servicing rights during the years ended September 30, 2016 and 2015 are summarized as follows:

	September 30,
	2016	2015
	(In thousands)
Beginning balance	$132	$175
Origination of mortgage servicing rights	—	20
Amortization	(35)	(63)
Ending balance	$97	$132

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the Consolidated Balance Sheets.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2016 and 2015, the Company was servicing SBA loans sold in the amount of $20.3 million and $14.6 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2016 and 2015:

	September 30,
	2016	2015
	(In thousands)

Current	$59	$10
Deferred	605	403
Total income tax expense	$664	$413

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2016 and 2015 is as follows:

	September 30,
	2016	2015
	(In thousands)

Income tax expense at statutory rate	$596	$445
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	161	69
Tax-exempt income, net	(96)	(99)
Nondeductible expenses	5	3
Employee stock ownership plan	(3)	(7)
Other, net	1	2
Total income tax expense	$664	$413

The major sources of temporary differences and their deferred tax effect at September 30, 2016 and 2015 are as follows:

	September 30,
	2016	2015
	(In thousands)

Allowance for loan losses	$1,221	$1,153
Deferred loan fees	93	448
Employee benefits	82	168
Charitable contributions	—	14
Net operating losses	1,670	1,938
Alternative minimum tax credit	252	243
Unrealized loss, minimum pension liability	793	696
OREO	317	307
Straight line rent	178	163
Gross deferred tax asset	4,606	5,130

Depreciation	(1,443)	(1,506)
Discount accretion on investments	(118)	(117)
Net unrealized gain, investment securities available-for-sale	(18)	(27)
Mortgage servicing rights	(39)	(53)
Gross deferred tax liability	(1,618)	(1,703)

Net deferred tax asset	2,988	3,427

Valuation allowance	(83)	(20)

Net deferred tax asset, included in other assets	$2,905	$3,407

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at September 30, 2016 and 2015.

The net change in the valuation allowance for the year ended September 30, 2016 was a increase of approximately $63,000. This change was based upon management’s assessment of current and projected future operations. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company was to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

At September 30, 2016 the Company had approximately $4.0 million of federal and $5.4 million of state net operating losses carry forward available to offset future taxable income for tax reporting purposes. The federal and state net operating loss carry forward will begin to expire in 2029. At September 30, 2016, there was no valuation allowance against the Federal and State net operating loss carry forwards. In determining whether or not a valuation allowance was necessary for its federal and state net operating losses, the Company considered forecasted earnings, future taxable income, and tax planning strategies limited to the twelve months following September 30, 2016.

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

The Company had a noncontributory defined benefit pension plan (the “Plan”) covers all eligible employees. Plan assets are invested in six diversified investment funds of the Pentegra Retirement Trust (the “Trust”), a no load series open-ended mutual fund. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the Guidelines).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the Plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the Plan is no longer underfunded, the bond

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range). Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2016 and September 30, 2015.

	At September 30,
	2016	2015
	(In thousands)

Actuarial present value of benefit obligations	$4,779	$4,337

Change in benefit obligations
Projected benefit obligation, beginning	$4,337	$3,890
Interest cost	191	170
Actuarial loss	441	463
Annuity payments and lump sum distributions	(190)	(186)

Projected benefit obligation, end	$4,779	$4,337

Change in plan assets
Fair value of assets, beginning	$2,766	$2,860
Actual return on plan assets	251	(84)
Employer contributions	124	176
Annuity payments and lump sum distributions	(190)	(186)

Fair value of assets, end	$2,951	$2,766

Funded status included with other liabilities	$(1,828)	$(1,571)

Net pension cost for the years ended September 30, 2016 and 2015 included the following components:

	September 30,
	2016	2015
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	191	170
Expected return on plan assets	(191)	(198)
Amortization of unrecognized net loss	139	75
Net pension cost	$139	$47

For the year ended September 30, 2016, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 3.75%. For the year ended September 30, 2015, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.50%.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5% for the year ended September 30, 2016, respectively. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rate of return on assets was 7.00% for 2016 and 2015.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2016 and 2015, by asset category are as follows:

	September 30,
	2016	2015

Equity securities	64%	62%
Debt securities (bond mutual funds)	36%	37%
Other (money market fund)	0%	1%
Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2017, the Company expects to contribute $78,000 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2016 through September 30, 2017	$203
October 1, 2017 through September 30, 2018	204
October 1, 2018 through September 30, 2019	207
October 1, 2019 through September 30, 2020	209
October 1, 2020 through September 30, 2021	209
October 1, 2021 through September 30, 2026	1,136
$2,168

Included in the funded status of the Plan at September 30, 2016 and 2015, are actuarial losses of $1,984,000 and $1,742,000, respectively. These amounts are included, net of related income tax effects of $793,000 and $696,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2017, approximately $166,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

The following table presents the Plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note R for further detail regarding fair value hierarchy.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
At September 30, 2016
Investment Type
Mutual Funds- Equity
Large-Cap Value	$400	$400	$—	$—
Large-Cap Core	414	414	—	—
Mid-Cap Core	198	198	—	—
Small-Cap Core	193	193	—	—
Non-U.S. Core	686	686	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,055	1,055	—	—
Cash Equivalents
Money Market	5	5	—	—
Total Investment	$2,951	$2,951	$—	$—

At September 30, 2015
Investment Type
Mutual Funds- Equity
Large-Cap Value	$351	$351	$—	$—
Large-Cap Core	366	366	—	—
Mid-Cap Core	180	180	—	—
Small-Cap Core	171	171	—	—
Non-U.S. Core	638	638	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,020	1,020	—	—
Cash Equivalents
Money Market	40	40	—	—
Total Investment	$2,766	$2,766	$—	$—

Equity and debt securities are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs).

NOTE N - NONQUALIFIED COMPENSATION PLAN

The Company maintains a Supplemental Executive Retirement Plan (“SERP”) for the benefit of its senior officers. In addition, the Company also adopted voluntary Deferred Income and Emeritus Plans on behalf of its directors and those directors elected by the Board as “Director Emeritus.” The SERP provides the Company with the opportunity to supplement the retirement income of selected officers to achieve equitable wage replacement at retirement while the Deferred Income Plan provides participating directors with an opportunity to defer all or a portion of their fees into a tax deferred accumulation account for future retirement. The Director Emeritus Plan enables the Company to reward its directors for longevity of service in consideration of their availability and consultation. The SERP is based upon achieving retirement benefits equal to two percent multiplied by the number of service years multiplied by the final salary.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2016 and 2015, the Life Insurance Contracts had cash surrender values of approximately $11,257,000 and $10,962,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $108,000 and $93,000 to the plan for the years ended September 30, 2016 and 2015, respectively, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Operations.

NOTE P - COMMITMENTS

1. Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years indicated (in thousands):

2017	$627
2018	627
2019	645
2020	651
2021	663
Thereafter	3,052
$6,265

Total rental expense, included in occupancy expense, was approximately $764,000 and $754,000 for the years ended September 30, 2016 and 2015, respectively.

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

September 30, 2016 and 2015

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2016 and 2015, the Company did not hold any interest rate floors or collars.

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

At September 30, 2016 and 2015, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2016	2015
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$306	$694
Unused lines of credit	45,888	45,039
Fixed rate loan commitments	5,272	1,597
Variable rate loan commitments	6,746	7,937
	$58,212	$55,267

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

Derivative financial instruments

The Company uses interest rate floors to manage its interest rate risk. The valuation of these instruments is based on a third party value of interest rate derivative contracts which are based on the fair market value using market prices provided from brokers trading in such instruments, less their carrying value. The carrying value is the price paid for the derivative contracts less prior amortization of the price paid. There are no derivative financial instruments at September 30, 2016 and 2015.

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2016 and 2015:

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,127	$—	$5,127	$—
Private label mortgage-backed securities-residential	107	—	107	—
Total securities available for sale	$5,234	$—	$5,234	$—

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,914	$—	$5,914	$—
Private label mortgage-backed securities-residential	150	—	150	—
Total securities available for sale	$6,064	$—	$6,064	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2016 and 2015.

Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Three impairment measurement methods are used, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral if the asset is collateral dependent. The regulatory agencies require this method for loans from which repayment is expected to be provided solely by the underlying collateral. The Company’s impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling and disposition costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.

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

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $301,000 were made to six properties held as other real estate owned during the year ended September 30, 2016. The properties were written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2016 and 2015:

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$958	$—	$—	$958
Other real estate owned	12,082	—	—	12,082
	$13,040	$—	$—	$13,040

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$1,489	$—	$—	$1,489
Other real estate owned	16,192	—	—	16,192
	$17,681	$—	$—	$17,681

Impaired loans reported for the period ended September 30, 2016 consisted of seven loans with aggregate loan balances of $3.1 million reduced by $848,000 in cumulative charge-offs and $39,000 in specific loss reserves.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2016	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$958	Appraisal of collateral (1)	Appraisal adjustments (2)	-5.8% to -36.5% (-19.5%)
Other real estate owned	$12,082	Appraisal of collateral (1)	Liquidation expenses (2)	-3.9% to -41.6% (-22.4%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2015	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,489	Appraisal of collateral (1)	Appraisal adjustments (2)	-16.0% to -40.0% (-8.0%)
Other real estate owned	$16,192	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to -41.2% (-15.1%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and interest earning deposits with banks: The carrying amounts are a reasonable estimate of fair value.

Held to maturity securities: The fair values of Company’s held to maturity securities are obtained from an independent nationally recognized pricing service. The Company’s independent pricing service provides prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

Loans receivable: Fair value for the loan portfolio, excluding impaired loans, is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

Bank owned life insurance: The carrying amounts are based on the cash surrender values of the individual policies, which is a reasonable estimate of fair value.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2016 and September 30, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2016
Financial instruments - assets
Investment securities held-to-maturity	$52,934	$53,849	$—	$53,849	$—
Loans	455,031	462,868	—	—	462,868
Financial instruments - liabilities
Certificate of deposit	133,979	135,162	—	135,162	—
Borrowings	36,040	36,473	—	36,473	—

September 30, 2015
Financial instruments - assets
Investment securities held-to-maturity	$52,614	$53,248	$—	$53,248	$—
Loans	420,596	425,890	—	—	425,890
Financial instruments - liabilities
Certificate of deposit	143,108	144,150	—	144,150	—
Borrowings	31,594	32,231	—	32,231	—

NOTE S - REGULATORY CAPITAL

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Leverage Capital, Tier I and Total Risk-based Capital. The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2016
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$51,940	12.55%	N/A	N/A	N/A	N/A
Magyar Bank	$50,447	12.19%	33,099	≥ 8.00%	41,374	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$48,884	11.82%	N/A	N/A	N/A	N/A
Magyar Bank	$47,391	11.45%	16,550	≥ 4.00%	24,825	≥ 6.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$48,884	11.82%	N/A	N/A	N/A	N/A
Magyar Bank	$47,391	11.45%	18,618	≥ 4.50%	24,825	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	$48,884	8.53%	N/A	N/A	N/A	N/A
Magyar Bank	$47,391	8.27%	22,914	≥ 4.00%	28,642	≥ 5.00%

As of September 30, 2015
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$50,555	12.98%	N/A	N/A	N/A	N/A
Magyar Bank	$48,584	12.47%	31,158	≥ 8.00%	38,947	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$47,669	12.24%	N/A	N/A	N/A	N/A
Magyar Bank	$45,698	11.73%	15,579	≥ 4.00%	23,368	≥ 6.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$47,669	12.24%	N/A	N/A	N/A	N/A
Magyar Bank	$45,698	11.73%	17,526	≥ 4.50%	23,368	≥ 6.00%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	$47,669	8.75%	N/A	N/A	N/A	N/A
Magyar Bank	$45,698	8.39%	21,795	≥ 4.00%	27,244	≥ 5.00%

The Bank has committed to the FDIC to maintain capital at or above the well capitalized level.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2016, the Company's internal control over financial reporting was effective based on those criteria.

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

Magyar Bancorp, Inc. has adopted a Code of Ethics that applies to Magyar Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics, and any amendments to and waivers from the Code of Ethics, will be posted on the Company’s website located at www.magbank.com. A copy of the Code will be furnished without charge upon written request to the Secretary, Magyar Bancorp, Inc., 400 Somerset Street, New Brunswick, New Jersey.

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

In addition, set forth below is certain information as of September 30, 2016 regarding the Company’s equity compensation plans that have been approved by stockholders.

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

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.15	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance***
10.16	2006 Equity Incentive Plan*****
14	Code of Ethics****
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Available on our website www.magbank.com
*****	Incorporated by reference to the Plan filed as an attachment to the Company’s proxy statement dated January 8, 2007, filed with the Securities and Exchange Commission on January 8, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 16, 2016	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 16, 2016
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 16, 2016
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Joseph J. Lukacs, Jr.	Chairman of the Board	December 16, 2016
Joseph J. Lukacs, Jr., D.M.D.

/s/ Andrew Hodulik	Director	December 16, 2016
Andrew Hodulik

/s/ Thomas Lankey	Director	December 16, 2016
Thomas Lankey

/s/ Martin A. Lukacs	Director	December 16, 2016
Martin A. Lukacs, D.M.D.

/s/ Salvatore J. Romano	Director	December 16, 2016
Salvatore J. Romano, Ph.D.

/s/ Joseph A. Yelencsics	Director	December 16, 2016
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 16, 2016
Edward C. Stokes, III