Form 10-Q
period 2016-12-31
Magyar Bancorp, Inc.
filed 2017-02-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2017
Common Stock, $0.01 Par Value	5,820,746

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2016	2016
Assets	(Unaudited)
Cash	$1,393	$1,000
Interest earning deposits with banks	13,202	20,806
Total cash and cash equivalents	14,595	21,806

Investment securities - available for sale, at fair value	10,631	5,234
Investment securities - held to maturity, at amortized cost (fair value of
$51,745 and $53,849 at December 31, 2016 and September 30, 2016, respectively)	52,035	52,934
Federal Home Loan Bank of New York stock, at cost	2,149	2,239
Loans receivable, net of allowance for loan losses of $3,170 and $3,056
at December 31, 2016 and September 30, 2016, respectively	461,697	455,031
Bank owned life insurance	11,329	11,257
Accrued interest receivable	1,852	1,710
Premises and equipment, net	17,898	18,084
Other real estate owned ("OREO")	11,962	12,082
Other assets	3,545	4,000

Total assets	$587,693	$584,377

Liabilities and Stockholders' Equity
Liabilities
Deposits	$499,824	$492,650
Escrowed funds	1,782	1,668
Federal Home Loan Bank of New York advances	34,040	36,040
Accrued interest payable	144	115
Accounts payable and other liabilities	3,994	6,179

Total liabilities	539,784	536,652

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at December 31, 2016 and September 30, 2016	59	59
Additional paid-in capital	26,270	26,270
Treasury stock: 102,996 shares
at December 31, 2016 and September 30, 2016, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(592)	(627)
Retained earnings	24,681	24,334
Accumulated other comprehensive loss	(1,357)	(1,159)

Total stockholders' equity	47,909	47,725

Total liabilities and stockholders' equity	$587,693	$584,377

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2016	2015
	(Unaudited)
Interest and dividend income
Loans, including fees	$4,998	$4,586
Investment securities
Taxable	379	392
Federal Home Loan Bank of New York stock	30	24

Total interest and dividend income	5,407	5,002

Interest expense
Deposits	729	701
Borrowings	192	191

Total interest expense	921	892

Net interest and dividend income	4,486	4,110

Provision for loan losses	330	178

Net interest and dividend income after
provision for loan losses	4,156	3,932

Other income
Service charges	272	308
Income on bank owned life insurance	72	73
Other operating income	34	30
Gains on sales of loans	87	171
Gains on sales of investment securities	—	39

Total other income	465	621

Other expenses
Compensation and employee benefits	2,222	2,063
Occupancy expenses	687	638
Professional fees	241	236
Data processing expenses	132	121
OREO expenses	179	383
FDIC deposit insurance premiums	130	188
Loan servicing expenses	48	59
Insurance expense	66	58
Other expenses	329	305
Total other expenses	4,034	4,051

Income before income tax expense	587	502

Income tax expense	240	193

Net income	$347	$309

Net income per share-basic and diluted	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2016	2015
	(Unaudited)
Net income	$347	$309
Other comprehensive loss
Unrealized loss on
securities available for sale	(311)	(171)
Less: reclassification for realized gains on sales
of securities available for sale	—	(39)
Other comprehensive loss, before tax	(311)	(210)
Deferred income tax effect	113	76
Total other comprehensive loss	(198)	(134)
Total comprehensive income	$149	$175

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2016 and 2015

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725
Net income	—	—	—	—	—	347	—	347
Other comprehensive loss	—	—	—	—	—	—	(198)	(198)
ESOP shares allocated	—	—	—	—	35	—	—	35
Balance, December 31, 2016	5,820,746	$59	$26,270	$(1,152)	$(592)	$24,681	$(1,357)	$47,909

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669
Net income	—	—	—	—	—	309	—	309
Other comprehensive loss	—	—	—	—	—	—	(134)	(134)
ESOP shares allocated	—	—	(1)	—	31	—	—	30
Stock-based compensation expense	—	—	1	—	—	—	—	1
Balance, December 31, 2015	5,819,494	$59	$26,275	$(1,166)	$(721)	$23,561	$(1,133)	$46,875

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2016	2015
	(Unaudited)
Operating activities
Net income	$347	$309
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	201	187
Premium amortization on investment securities, net	48	46
Provision for loan losses	330	178
Provision for loss on other real estate owned	110	271
Proceeds from the sales of loans	1,270	2,065
Gains on sale of loans	(87)	(171)
Gains on sales of investment securities	—	(39)
Losses on the sales of other real estate owned	—	9
ESOP compensation expense	35	30
Stock-based compensation expense	—	1
Deferred income tax expense	288	174
(Increase) decrease in accrued interest receivable	(142)	56
Increase in surrender value bank owned life insurance	(72)	(73)
Decrease (increase) in other assets	281	(44)
Increase in accrued interest payable	29	37
Decrease in accounts payable and other liabilities	(2,185)	(256)
Net cash provided by operating activities	453	2,780

Investing activities
Net (increase) decrease in loans receivable	(8,179)	8,362
Purchases of loans receivable	—	(6,444)
Purchases of investment securities held to maturity	(2,476)	(5,545)
Purchases of investment securities available for sale	(6,079)	(6,482)
Sales of investment securities available for sale	—	2,065
Principal repayments on investment securities held to maturity	3,334	3,084
Principal repayments on investment securities available for sale	364	198
Purchases of premises and equipment	(15)	(54)
Investment in other real estate owned	(22)	(48)
Proceeds from other real estate owned	31	430
Proceeds from Federal Home Loan Bank stock	90	—
Net cash used by investing activities	(12,952)	(4,434)

Financing activities
Net increase in deposits	7,174	20,895
Net increase in escrowed funds	114	66
Repayments of long-term advances	(2,000)	—
Net cash provided by financing activities	5,288	20,961
Net (decrease) increase in cash and cash equivalents	(7,211)	19,307

Cash and cash equivalents, beginning of period	21,806	18,108

Cash and cash equivalents, end of period	$14,595	$37,415

Supplemental disclosures of cash flow information
Cash paid for
Interest	$891	$856
Income taxes	$32	$4
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$148

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

Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The September 30, 2016 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the consolidated financial statements, if any. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2016 and 2015 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of diluted equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months Ended December 31,
	2016			2015
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$347	5,821	$0.06	$309	5,820	$0.05

Effect of dilutive securities
Options and grants	—	—	—	—	—	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$347	5,821	$0.06	$309	5,820	$0.05

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2016 and 2015 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2016 and 2015, respectively:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2016	188,276	$14.61	0.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2016	188,276	$14.61	0.2 years	$—

Exercisable at December 31, 2016	188,276	$14.61	0.2 years	$—

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2015	188,276	$14.61	1.4 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2015	188,276	$14.61	1.2 years	$—

Exercisable at December 31, 2015	188,276	$14.61	1.2 years	$—

The following is a summary of the Company’s non-vested restricted stock awards as of December 31, 2016 and 2015 and changes during the three months ended December 31, 2016 and 2015:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2016	1,252	$4.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2016	1,252	$4.30

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2015	1,252	$4.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2015	1,252	$4.30

Stock option and stock award expenses included with compensation expense were $0 for the three months ended December 31, 2016.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2016, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the three months ended December 31, 2016 and 2015, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2016. The Company’s intended use of the repurchased shares is for general corporate purposes, including the funding of awards granted under the 2006 Equity Incentive Plan.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.75% at January 1, 2017) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2016, shares allocated to participants totaled 153,326. Unallocated ESOP shares held in suspense totaled 64,537 at December 31, 2016 and had a fair market value of $774,444. The Company's contribution expense for the ESOP was $35,000 and $30,000 for the three months ended December 31, 2016 and 2015, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended December 31,
	2016			2015
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding (loss) gain arising
during period on:

Available-for-sale investments	$(311)	$113	$(198)	$(171)	$60	$(111)
Less reclassification adjustment for net gains (losses)
realized on available-for-sale investments (a) (b)	—	—	—	(39)	16	(23)

Other comprehensive (loss) income, net	$(311)	$113	$(198)	$(210)	$76	$(134)

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

In accordance with ASC 820, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 -	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 -	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 -	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

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

Securities available-for-sale

The securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The securities available-for-sale portfolio consists of U.S government-sponsored mortgage-backed securities and private label mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. An independent pricing service provides the Company with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis.

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$8,127	$—	$8,127	$—
Debt securities	2,417	—	2,417	—
Private label mortgage-backed securities-residential	87	—	87	—
Total securities available for sale	$10,631	$—	$10,631	$—

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,127	$—	$5,127	$—
Private label mortgage-backed securities-residential	107	—	107	—
Total securities available for sale	$5,234	$—	$5,234	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $91,000 and $97,000 at December 31, 2016 and September 30, 2016, respectively.

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2016 and September 30, 2016.

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$741	$—	$—	$741
Other real estate owned	11,962	—	—	11,962
	$12,703	$—	$—	$12,703

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$958	$—	$—	$958
Other real estate owned	12,082	—	—	12,082
	$13,040	$—	$—	$13,040

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
December 31, 2016	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$741	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.9% to -34.4% (-28.2%)
Other real estate owned	$11,962	Appraisal of collateral (1)	Liquidation expenses (2)	-36.4% to -36.4% (-36.4%)

	Fair Value	Valuation
September 30, 2016	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$958	Appraisal of collateral (1)	Appraisal adjustments (2)	-5.8% to -36.5% (-19.5%)
Other real estate owned	$12,082	Appraisal of collateral (1)	Liquidation expenses (2)	-3.9% to -41.6% (-22.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Loans receivable: Fair value for the loan portfolio, excluding impaired loans with specific loss allowances, is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

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

FHLB advances: The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the FHLB for borrowings of similar maturity and terms.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2016 and September 30, 2016.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2016
Financial instruments - assets
Investment securities held to maturity	$52,035	$51,745	$—	$51,745	$—
Loans	461,697	467,340	—	—	467,340

Financial instruments - liabilities
Certificates of deposit including retirement certificates	130,565	131,557	—	131,557	—
Borrowings	34,040	34,010	—	34,010	—

September 30, 2016
Financial instruments - assets
Investment securities held to maturity	$52,934	$53,849	$—	$53,849	$—
Loans	455,031	462,868	—	—	462,868

Financial instruments - liabilities
Certificates of deposit including retirement certificates	133,979	135,162	—	135,162	—
Borrowings	36,040	36,473	—	36,473	—

There were no transfers between fair value measurement placements for the three months ended December 31, 2016.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2016 and September 30, 2016:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$8,303	$9	$(185)	$8,127
Debt securities	2,500	—	(83)	2,417
Private label mortgage-backed securities-residential	88	—	(1)	87
Total securities available for sale	$10,891	$9	$(269)	$10,631

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,075	$52	$—	$5,127
Private label mortgage-backed securities-residential	108	—	(1)	107
Total securities available for sale	$5,183	$52	$(1)	$5,234

The maturities of the debt securities and mortgage-backed securities available for sale at December 31, 2016 are summarized in the following table:

	December 31, 2016
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	2,500	2,417
Due after 10 years	—	—
Total debt securities	2,500	2,417

Mortgage-backed securities:
Residential	8,391	8,214
Commercial	—	—
Total	$10,891	$10,631

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2016 and September 30, 2016:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,117	$130	$(113)	$4,134
Mortgage-backed securities - commercial	1,017	—	—	1,017
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	40,454	328	(410)	40,372
Debt securities	2,960	—	(36)	2,924
Private label mortgage-backed securities - residential	487	—	(6)	481
Corporate securities	3,000	—	(183)	2,817
Total securities held to maturity	$52,035	$458	$(748)	$51,745

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,383	$171	$(90)	$4,464
Mortgage-backed securities - commercial	1,034	—	(1)	1,033
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,024	1,098	(16)	41,106
Debt securities	4,000	1	—	4,001
Private label mortgage-backed securities - residential	493	—	(6)	487
Corporate securities	3,000	—	(242)	2,758
Total securities held to maturity	$52,934	$1,270	$(355)	$53,849

The maturities of the debt securities and the mortgage backed securities held to maturity at December 31, 2016 are summarized in the following table:

	December 31, 2016
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,000	1,995
Due after 5 but within 10 years	3,000	2,817
Due after 10 years	960	929
Total debt securities	5,960	5,741

Mortgage-backed securities:
Residential	45,058	44,987
Commercial	1,017	1,017
Total	$52,035	$51,745

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2016 and September 30, 2016 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2016
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$776	$(4)	$796	$(109)	$1,572	$(113)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	22	32,488	(577)	1,925	(18)	34,413	(595)
Debt securities	4	5,342	(119)	—	—	5,342	(119)
Private label mortgage-backed securities residential	4	15	(1)	480	(6)	495	(7)
Corporate securities	1	—	—	2,817	(183)	2,817	(183)
Total	34	$38,621	$(701)	$6,018	$(316)	$44,639	$(1,017)

		September 30, 2016
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$849	$(90)	$849	$(90)
Mortgage-backed securities - commercial	1	1,033	(1)	—	—	1,033	(1)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	1,376	(3)	1,942	(13)	3,318	(16)
Private label mortgage-backed securities residential	3	172	(4)	330	(3)	502	(7)
Corporate securities	1	—	—	2,758	(242)	2,758	(242)
Total	9	$2,581	$(8)	$5,879	$(348)	$8,460	$(356)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2016 and September 30, 2016, there were thirty four and nine, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2016 and September 30, 2016.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2016	2016
	(Dollars in thousands)

One-to four-family residential	$174,360	$173,235
Commercial real estate	203,351	199,510
Construction	16,857	14,939
Home equity lines of credit	22,918	21,967
Commercial business	38,882	38,865
Other	8,290	9,355
Total loans receivable	464,658	457,871
Net deferred loan costs	209	216
Allowance for loan losses	(3,170)	(3,056)

Total loans receivable, net	$461,697	$455,031

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

Once the determination has been made that a loan is impaired, the recorded investment in the loan is compared to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral securing the loan, less anticipated selling and disposition costs. The method is selected on a loan by loan basis, with management primarily utilizing the fair value of collateral method. If there is a shortfall between the fair value of the loan and the recorded investment in the loan, the Company charges the difference to the allowance for loan loss as a charge-off and carries the impaired loan on its books at fair value. It is the Company’s policy to evaluate impaired loans on an annual basis to ensure the recorded investment in a loan does not exceed its fair value.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At December 31, 2016	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,818	$3,818	$4,021
Commercial real estate	—	—	3,803	3,803	3,803
Home equity lines of credit	—	—	29	29	29
Commercial business	760	19	317	1,077	1,917
Other	—	—	12	12	12
Total impaired loans	$760	$19	$7,979	$8,739	$9,782

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2016	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$4,010	$4,010	$4,239
Commercial real estate	—	—	3,843	3,843	3,843
Home equity lines of credit	—	—	153	153	167
Commercial business	997	39	250	1,247	1,850
Total impaired loans	$997	$39	$8,256	$9,253	$10,099

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

Three Months
Ended December 31, 2016
(Dollars in thousands)

One-to four-family residential	$3,914
Commercial real estate	3,823
Home equity lines of credit	91
Commercial business	1,162
Other	4
Average investment in impaired loans	$8,994

Three Months
Ended December 31, 2015
(Dollars in thousands)

One-to four-family residential	$2,996
Commercial real estate	5,437
Home equity lines of credit	333
Commercial business	1,861
Average investment in impaired loans	$10,627

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2016
One-to four-family residential	$170,906	$208	$3,246	$—	$174,360
Commercial real estate	197,963	2,600	2,788	—	203,351
Construction	14,391	—	2,466	—	16,857
Home equity lines of credit	22,889	—	29	—	22,918
Commercial business	38,053	—	69	760	38,882
Other	8,278	—	12	—	8,290
Total	$452,480	$2,808	$8,610	$760	$464,658

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2016
One-to four-family residential	$169,596	$209	$3,430	$—	$173,235
Commercial real estate	196,838	—	2,672	—	199,510
Construction	12,461	—	2,478	—	14,939
Home equity lines of credit	21,814	—	153	—	21,967
Commercial business	37,868	—	—	997	38,865
Other	9,355	—	—	—	9,355
Total	$447,932	$209	$8,733	$997	$457,871

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
December 31, 2016
One-to four-family residential	$171,252	$—	$675	$2,433	$3,108	$2,433	$174,360
Commercial real estate	201,377	653	405	916	1,974	916	203,351
Construction	16,857	—	—	—	—	—	16,857
Home equity lines of credit	22,396	298	195	29	522	29	22,918
Commercial business	37,970	152	—	760	912	760	38,882
Other	8,278	—	—	12	12	12	8,290
Total	$458,130	$1,103	$1,275	$4,150	$6,528	$4,150	$464,658

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2016
One-to four-family residential	$170,705	$—	$44	$2,486	$2,530	$2,486	$173,235
Commercial real estate	198,577	—	490	443	933	443	199,510
Construction	14,939	—	—	—	—	—	14,939
Home equity lines of credit	21,686	—	—	281	281	281	21,967
Commercial business	37,865	—	3	997	1,000	997	38,865
Other	9,355	—	—	—	—	—	9,355
Total	$453,127	$—	$537	$4,207	$4,744	$4,207	$457,871

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

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Charge-offs	(18)	—	—	—	(237)	—	—	(255)
Recoveries	35	—	3	—	1	—	—	39
Provision	(35)	77	4	—	174	(2)	112	330
Balance- December 31, 2016	$524	$1,152	$368	$71	$914	$7	$134	$3,170

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2015:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	—	—	—	80	1	—	—	81
Provision	36	4	(71)	(78)	255	3	29	178
Balance- December 31, 2015	$386	$935	$382	$55	$1,225	$9	$108	$3,100

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2016 and September 30, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - December 31, 2016	$524	$1,152	$368	$71	$914	$7	$134	$3,170
Individually evaluated
for impairment	—	—	—	—	19	—	—	19
Collectively evaluated
for impairment	524	1,152	368	71	895	7	134	3,151

Loans receivable:
Balance - December 31, 2016	$174,360	$203,351	$16,857	$22,918	$38,882	$8,290	$—	$464,658
Individually evaluated
for impairment	3,818	3,803	—	29	1,077	12	—	8,739
Collectively evaluated
for impairment	170,542	199,548	16,857	22,889	37,805	8,278	—	455,919

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Individually evaluated
for impairment	—	—	—	—	39	—	—	39
Collectively evaluated
for impairment	542	1,075	361	71	937	9	22	3,017

Loans receivable:
Balance - September 30, 2016	$173,235	$199,510	$14,939	$21,967	$38,865	$9,355	$—	$457,871
Individually evaluated
for impairment	4,010	3,843	—	153	1,247	—		9,253
Collectively evaluated
for impairment	169,225	195,667	14,939	21,814	37,618	9,355		448,618

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three months ended December 31, 2016 and 2015.

There were no foreclosed residential real estate loans for the three months ended December 31, 2016, and $2.5 million of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure at December 31, 2016.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2016
	December 31	September 30
	(Dollars in thousands)

Demand accounts	$95,630	$94,462
Savings accounts	107,887	100,706
NOW accounts	47,488	49,045
Money market accounts	118,254	114,458
Certificates of deposit	111,132	114,355
Retirement certificates	19,433	19,624
	$499,824	$492,650

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at December 31, 2016, the amount of which has not materially changed from that in place at September 30, 2016.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2016	2015
	(in thousands)

Income tax expense at 34%
statutory federal tax rate	$200	$171
State tax expense	32	45
Other	8	(23)
Income tax expense	$240	$193

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

As of December 31, 2016 and September 30, 2016, the Company did not hold any interest rate floors or collars.

In the normal course of business the Bank is a party to financial instruments with off-balance-sheet risk and in only to meet the financing needs of its customers. These financial instruments are commitments to extend credit are summarized in the below table. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

	2016
	December 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$306	$306
Unused lines of credit	49,977	45,888
Fixed rate loan commitments	3,478	5,272
Variable rate loan commitments	10,865	6,746

	$64,626	$58,212

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

Total assets increased $3.3 million, or 0.6%, to $587.7 million during the three months ended December 31, 2016 from $584.4 million at September 30, 2016. The quarterly increase was attributable to higher loans receivable and investment security balances, offset by lower interest earning deposits with banks.

Cash and interest bearing deposits with banks decreased $7.2 million, or 33.1%, to $14.6 million at December 31, 2016 from $21.8 million at September 30, 2016.

At December 31, 2016, investment securities totaled $62.7 million, reflecting an increase of $4.5 million, or 7.7%, from $58.2 million at September 30, 2016. The Company purchased three U.S. government-sponsored enterprise mortgage-backed securities totaling $5.1 million and three U.S. government-sponsored enterprise debt security totaling $3.5 million during the quarter. Offsetting the purchases were $2.0 million in called U.S. government-sponsored enterprise debt securities and monthly repayments of mortgage-backed securities.

Investment securities at December 31, 2016 consisted of $53.7 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $5.4 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $574,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2016.

Total loans receivable increased $6.8 million, or 1.5%, during the three months ended December 31, 2016 to $464.7 million compared with $457.9 million at September 30, 2016. The loan receivables were comprised of $203.4 million (43.8%) in commercial real estate loans, $174.4 million (37.5%) in 1-4 family residential mortgage loans, $38.9 million (8.4%) in commercial business loans, $22.9 million (4.9%) in home equity lines of credit, $16.8 million (3.6%) in construction loans, and $8.3 million (1.8%) in other loans. Expansion of the portfolio during the quarter ended December 31, 2016 occurred primarily in commercial real estate loans, which increased $3.8 million, followed by construction loans, which increased $1.9 million, and 1-4 family residential mortgage loans, which increased $1.1 million.

Total non-performing loans decreased by $57,000, or 1.4%, and were $4.1 million at December 31, 2016. The ratio of non-performing loans to total loans was 0.9% at December 31, 2016 and September 30, 2016.

Included in the non-performing loan totals were 11 residential mortgage loans totaling $2.4 million, five commercial loans totaling $1.7 million, one home equity loan totaling $29,000, and one consumer loan totaling $12,000.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $293,000 to $2.5 million at December 31, 2016 from $2.9 million at September 30, 2016. These loans remained in varying stages of foreclosure at December 31, 2016. Year-to-date, Magyar Bank charged off $18,000 in non-performing residential and home equity line of credit and other consumer loans through a reduction in its allowance for loan loss and received four recoveries totaling $35,000 from previously charged-off non-performing residential properties including home equity lines of credit and other consumer loans.

Non-performing commercial real estate loans increased $473,000 to $916,000 at December 31, 2016 from $443,000 at September 30, 2016. The four non-accrual loans were in various stages of foreclosure and collection at December 31, 2016. Year-to-date, there were no charge off or recoveries in non-performing commercial real estate loans.

Non-performing commercial business loans decreased $237,000 to $760,000 during the period ended December 31, 2016. Year-to-date, Magyar Bank charged off $237,000 in non-performing commercial business loans through a reduction in its allowance for loan loss and received one recovery totaling $750 from a previously charged-off non-performing commercial business loan.

During the three months ended December 31, 2016, the allowance for loan losses increased $114,000 to $3.2 million compared with $3.1 million at September 30, 2016. The increase during the quarter was attributable to growth in loans receivable during the quarter. The allowance for loan losses as a percentage of non-performing loans increased to 76.4% at December 31, 2016 from 72.6% at September 30, 2016. Our allowance for loan losses as a percentage of total loans increased to 0.68% at December 31, 2016 from 0.67% at September 30, 2016.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, possible additional deterioration of collateral values, and the possible deterioration of the current economic environment. The Company determines the carrying value of loans secured by real estate by obtaining an updated third-party appraisal of the real estate collateral.

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At December 31, 2016, the Bank held specific reserves totaling $19,000.

Other real estate owned decreased $120,000, or 1.0%, to $12.0 million during the period ended December 31, 2016. The decrease was due to valuation allowances recorded for properties under contract of sale expected to close next quarter. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties and leasing properties to offset maintenance costs.

Total deposits increased $7.2 million, or 1.5%, to $499.8 million during the three months ended December 31, 2016 compared with $492.7 million at September 30, 2016. The inflow in deposits occurred in savings accounts which increased $7.2 million, or 7.1%, to $107.9 million, money market accounts, which increased $3.8 million, or 3.3%, to $118.3 million, and non-interest checking accounts which increased $1.2 million, or 1.2%, to $95.6 million. Partially offsetting these increases were decreased in certificates of deposit (including individual retirement accounts) which decreased $3.4 million, or 2.5%, to $130.6 million and interest-bearing checking (NOW) accounts which decreased $1.6 million, or 3.2%, to $47.5 million.

Included with the total deposits at December 31, 2016 and September 30, 2016 were $13.9 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances declined $2.0 million to $34.0 million at December 31, 2016 from $36.0 million at September 30, 2016.

Stockholders’ equity increased $184,000, or 0.4%, to $47.9 million at December 31, 2016 from $47.7 million at September 30, 2016. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the three months ended December 31, 2016. Through December 31, 2016, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,820,746. The Company’s book value per share increased to $8.23 at December 31, 2016 from $8.20 at September 30, 2016. The increase was due to the Company’s results of operations for the three months ended December 31, 2016.

Average Balance Sheet for the Three Months Ended December 31, 2016 and 2015

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2016 and 2015. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended December 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$16,687	$39	0.93%	$31,968	$42	0.52%
Loans receivable, net	458,812	4,998	4.32%	416,907	4,586	4.36%
Securities
Taxable	61,124	340	2.21%	60,970	350	2.28%
FHLB of NY stock	2,208	30	5.35%	2,025	24	4.71%
Total interest-earning assets	538,831	5,407	3.98%	511,870	5,002	3.88%
Noninterest-earning assets	48,851			51,504
Total assets	$587,682			$563,374

Interest-bearing liabilities:
Savings accounts (1)	$104,879	194	0.73%	$91,037	160	0.70%
NOW accounts (2)	161,912	143	0.35%	150,231	118	0.31%
Time deposits (3)	132,419	392	1.18%	144,220	423	1.17%
Total interest-bearing deposits	399,210	729	0.72%	385,488	701	0.72%
Borrowings	35,348	192	2.15%	31,594	191	2.40%
Total interest-bearing liabilities	434,558	921	0.84%	417,082	892	0.85%
Noninterest-bearing liabilities	105,119			99,375
Total liabilities	539,677			516,457
Retained earnings	48,005			46,917
Total liabilities and retained earnings	$587,682			$563,374

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$4,486			$4,110
Interest rate spread			3.14%			3.03%
Net interest-earning assets	$104,273			$94,788
Net interest margin (4)			3.30%			3.19%
Average interest-earning assets to
average interest-bearing liabilities	124.00%			122.73%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

Net Income. Net income increased $38,000, or 12.3%, during the three-month period ended December 31, 2016 compared with the three-month period ended December 31, 2015 due to higher net interest and dividend income. Partially offsetting the increase in net interest and dividend income were higher provisions for loan loss and lower non-interest income.

Net Interest and Dividend Income. The net interest and dividend income increased $376,000, or 9.1%, to $4.5 million for the quarter ended December 31, 2016 from $4.1 million for the quarter ended December 31, 2015. The Company’s net interest margin increased 11 basis points to 3.30% for the quarter ended December 31, 2016 compared to 3.19% for the quarter ended December 31, 2015.

The yield on the Company’s interest-earning assets increased 10 basis points to 3.98% for the three months ended December 31, 2016 from 3.88% for the three months ended December 31, 2015 primarily due to higher average balances of loans receivable, net of allowance for loan losses, which increased $41.9 million between periods. The growth in balances more than offset a 4 basis point decrease in the yield on loans receivable, net of allowance for loan losses, to 4.32% for the three months ended December 31, 2016 from 4.36% for the three months ended December 31, 2015. The cost of interest-bearing liabilities decreased 1 basis point to 0.84% for the three months ended December 31, 2016 from 0.85% for the three months ended December 31, 2015. The decrease in the cost of interest-bearing liabilities was attributable to lower borrowing costs between periods.

Interest and Dividend Income. Interest and dividend income increased $405,000, or 8.1%, to $5.4 million for the three months ended December 31, 2016 from $5.0 million for the three months ended December 31, 2015. The increase was attributable to higher average balances of interest-earning assets, which increased $27.0 million, or 5.3%, and a higher yield on interest-earning assets, which improved 10 basis points to 3.98% for the quarter ended December 31, 2016 compared with the prior year period.

Interest earned on loans increased $412,000, or 9.0%, to $5.0 million for the three months ended December 31, 2016 compared with $4.6 million the same period prior year due to a $41.9 million increase in the average balance in the net loan receivable.

Interest earned on our investment securities, including interest earning deposits and excluding Federal Home Loan Bank of New York stock, decreased $13,000, or 3.3%, to $379,000 at December 31, 2016 from $392,000 at December 31, 2015. The decrease was due to a $15.1 million, or 16.3%, decrease in the average balance of such securities and deposits to $77.8 million from $92.9 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Interest Expense. Interest expense increased $29,000, or 3.3%, to $921,000 for the three months ended December 31, 2016 from $892,000 for the three months ended December 31, 2015. The average balance of interest-bearing liabilities increased $17.5 million, or 4.2%, between the two periods, while the cost on such liabilities decreased 1 basis points to 0.84% for the quarter ended December 31, 2016 from 0.85% compared with the prior year period.

The average balance of interest bearing deposits increased $13.7 million to $399.2 million at December 31, 2016 from $385.5 million at December 31, 2015, while the average cost of such deposits was 0.72% between the two periods. As a result, interest paid on interest-bearing deposits increased $28,000 to $729,000 for the three months ended December 31, 2016 from $701,000 for the three months ended December 31, 2015.

Interest paid on advances and securities sold under agreements to repurchase increased $1,000, or 0.5%, to $192,000 for the three months ended December 31, 2016 from $191,000 for the same period prior year, while the average balance of such borrowings increased to $35.3 million at December 31, 2016 from $31.6 million at December 31, 2015. The average cost of advances and securities sold under agreements to repurchase decreased 25 basis points to 2.15% for the three months ended December 31, 2016 from 2.40% for the same period of December 31, 2015, reflecting the lower market interest rate environment.

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

After an evaluation of these factors, management recorded a provision of $330,000 for the three months ended December 31, 2016 compared to a provision of $178,000 for the three months ended December 31, 2015. The provision for loan losses increased due growth in net loans receivable and net charge offs totaling $216,000 for the three months ended December 31, 2016 compared to net recoveries of $36,000 for the three months ended December 31, 2015.

During the three months ended December 31, 2016, the Bank reduced the carrying balance on two loans totaling $1.2 million by $255,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans. Offsetting these charge-offs were six partial recoveries of loans previously charged-off totaling $39,000 during the quarter.

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

Other Income. Non-interest income decreased $156,000, or 25.1%, to $465,000 during the three months ended December 31, 2016 compared to $621,000 for the three months ended December 31, 2015. The decrease in non-interest income was attributable to lower service charges and gains from the sales of assets. Service charges declined $36,000, or 11.7%, due to lower prepayment penalties while gains from the sales of assets declined $123,000 from fewer sales of SBA loans and investment securities.

Other Expenses. Non-interest expenses decreased $17,000 to $4.0 million during the three months ended December 31, 2016. Other real estate owned (“OREO”) expenses decreased $204,000 due to lower valuation allowances established against the carrying values of properties. Partially offsetting this decline was higher compensation and employee benefit expense, which increased by $159,000.

Income Tax Expense. The Company recorded tax expense of $240,000 on income of $587,000 for the three months ended December 31, 2016, compared to tax expense of $193,000 on income of $502,000 for the three months ended December 31, 2015. The effective tax rate for the three months ended December 31, 2016 was 40.9% compared to 38.4% for the three months ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2016 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2016, the Company had commitments outstanding under letters of credit of $306,000, commitments to originate loans of $14.3 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $50.0 million. There has been no material change during the three months ended December 31, 2016 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2016, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.22%, and total qualifying capital as a percentage of risk-weighted assets was 12.28%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2016. Through December 31, 2016, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and September 30, 2016; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 14, 2017	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 14, 2017	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer