Form 10-Q
period 2017-03-31
Magyar Bancorp, Inc.
filed 2017-05-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common Stock, $0.01 Par Value	5,820,746

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2017	2016
Assets	(Unaudited)
Cash	$1,094	$1,000
Interest earning deposits with banks	9,358	20,806
Total cash and cash equivalents	10,452	21,806

Investment securities - available for sale, at fair value	10,462	5,234
Investment securities - held to maturity, at amortized cost (fair value of
$51,935 and $53,849 at March 31, 2017 and September 30, 2016, respectively)	52,248	52,934
Federal Home Loan Bank of New York stock, at cost	2,149	2,239
Loans receivable, net of allowance for loan losses of $3,313 and $3,056
at March 31, 2017 and September 30, 2016, respectively	460,819	455,031
Bank owned life insurance	11,400	11,257
Accrued interest receivable	1,949	1,710
Premises and equipment, net	17,770	18,084
Other real estate owned ("OREO")	11,479	12,082
Other assets	3,951	4,000

Total assets	$582,679	$584,377

Liabilities and Stockholders' Equity
Liabilities
Deposits	$493,821	$492,650
Escrowed funds	1,929	1,668
Federal Home Loan Bank of New York advances	34,040	36,040
Accrued interest payable	111	115
Accounts payable and other liabilities	4,509	6,179

Total liabilities	534,410	536,652

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at March 31, 2017 and September 30, 2016	59	59
Additional paid-in capital	26,277	26,270
Treasury stock: 102,996 shares
at March 31, 2017 and September 30, 2016, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(559)	(627)
Retained earnings	24,982	24,334
Accumulated other comprehensive loss	(1,338)	(1,159)

Total stockholders' equity	48,269	47,725

Total liabilities and stockholders' equity	$582,679	$584,377

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,010	$4,517	$10,008	$9,104
Investment securities
Taxable	392	426	771	818
Federal Home Loan Bank of New York stock	32	24	61	48

Total interest and dividend income	5,434	4,967	10,840	9,970

Interest expense
Deposits	718	695	1,447	1,396
Borrowings	186	171	377	362

Total interest expense	904	866	1,824	1,758

Net interest and dividend income	4,530	4,101	9,016	8,212

Provision for loan losses	403	291	733	469

Net interest and dividend income after
provision for loan losses	4,127	3,810	8,283	7,743

Other income
Service charges	316	233	588	542
Income on bank owned life insurance	71	76	143	148
Other operating income	28	37	62	67
Gains on sales of loans	25	72	111	243
Gains on sales of investment securities	—	24	—	63

Total other income	440	442	904	1,063

Other expenses
Compensation and employee benefits	2,270	2,132	4,492	4,195
Occupancy expenses	708	697	1,395	1,334
Professional fees	279	264	520	500
Data processing expenses	124	123	256	244
OREO expenses	76	121	255	504
FDIC deposit insurance premiums	128	188	258	377
Loan servicing expenses	68	55	116	115
Insurance expense	50	64	115	122
Other expenses	345	327	674	633
Total other expenses	4,048	3,971	8,081	8,024

Income before income tax expense	519	281	1,106	782

Income tax expense	219	103	458	295

Net income	$300	$178	$648	$487

Net income per share-basic and diluted	$0.05	$0.03	$0.11	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
	(Unaudited)
Net income	$300	$178	$648	$487
Other comprehensive income (loss)
Net unrealized gain (loss) on
securities available for sale	30	207	(281)	37
Less: reclassification for realized gains on sales
of securities available for sale	—	(24)	—	(63)
Other comprehensive income (loss), before tax	30	183	(281)	(26)
Deferred income tax effect	(11)	(66)	102	9
Total other comprehensive income (loss)	19	117	(179)	(17)
Total comprehensive income	$319	$295	$469	$470

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Six Months Ended March 31, 2017 and 2016

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725
Net income	—	—	—	—	—	648	—	648
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
ESOP shares allocated	—	—	7	—	68	—	—	75
Balance, March 31, 2017	5,820,746	$59	$26,277	$(1,152)	$(559)	$24,982	$(1,338)	$48,269

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669
Net income	—	—	—	—	—	487	—	487
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)
ESOP shares allocated	—	—	(2)	—	63	—	—	61
Stock-based compensation expense	—	—	3	—	—	—	—	3
Balance, March 31, 2016	5,819,494	$59	$26,276	$(1,166)	$(689)	$23,739	$(1,016)	$47,203

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2017	2016
	(Unaudited)
Operating activities
Net income	$648	$487
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	403	379
Premium amortization on investment securities, net	94	96
Provision for loan losses	733	469
Provision for loss on other real estate owned	150	270
Proceeds from the sales of loans	1,683	3,040
Gains on sale of loans	(111)	(243)
Gains on sales of investment securities	—	(63)
(Gains) losses on the sales of other real estate owned	(41)	9
ESOP compensation expense	75	63
Stock-based compensation expense	—	3
Deferred income tax expense	495	173
Increase in accrued interest receivable	(239)	(45)
Increase in surrender value bank owned life insurance	(143)	(148)
Increase in other assets	(344)	(335)
Decrease in accrued interest payable	(4)	(11)
(Decrease) increase in accounts payable and other liabilities	(1,670)	80
Net cash provided by operating activities	1,729	4,224

Investing activities
Net (increase) decrease in loans receivable	(7,042)	2,628
Purchases of loans receivable	(1,450)	(7,098)
Purchases of investment securities held to maturity	(3,974)	(10,565)
Purchases of investment securities available for sale	(6,079)	(6,482)
Sales of investment securities available for sale	—	4,098
Principal repayments on investment securities held to maturity	4,581	4,213
Principal repayments on investment securities available for sale	555	362
Purchases of premises and equipment	(89)	(147)
Investment in other real estate owned	(30)	(112)
Proceeds from other real estate owned	923	447
Redemptions of Federal Home Loan Bank stock	90	102
Net cash used by investing activities	(12,515)	(12,554)

Financing activities
Net increase in deposits	1,171	13,222
Net increase in escrowed funds	261	188
Repayments of long-term advances	(2,000)	(2,260)
Net cash (used) provided by financing activities	(568)	11,150
Net (decrease) increase in cash and cash equivalents	(11,354)	2,820

Cash and cash equivalents, beginning of period	21,806	18,108

Cash and cash equivalents, end of period	$10,452	$20,928

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,827	$1,769
Income taxes	$36	$4
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$399	$718

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

Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The September 30, 2016 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for annually periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the consolidated financial statements, if any. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right to use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2018 for public companies. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). This ASU was issued as part of FASB’s Simplification Initiative. The areas for simplification in this Update include income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows for share-based payment transactions. For public companies, this ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is already applying it at March 31, 2017.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2017 and 2016 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of diluted equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
	(In thousands except for per share data)

Income applicable to common shares	$300	$178	$648	$487
Weighted average number of common shares
outstanding - basic	5,821	5,820	5,821	5,820
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,821	5,820	5,821	5,820

Basic earnings per share	$0.05	$0.03	$0.11	$0.08

Diluted earnings per share	$0.05	$0.03	$0.11	$0.08

There were no outstanding options to purchase common stocks at March 31, 2017.

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

NOTE E – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

The Company follows FASB Accounting Standards Codification (“ASC”) Section 718, Compensation-Stock Compensation, which covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in consolidated financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2017 and 2016, respectively:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2016	188,276	$14.61	0.4 years	$—
Granted	—	—
Exercised	—	—
Expired	(188,276)	14.61
Forfeited	—	—
Balance at March 31, 2017	—	$—	—	$—

Exercisable at March 31, 2017	—	$—	—	$—

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2015	188,276	$14.61	1.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2016	188,276	$14.61	0.9 years	$—

Exercisable at March 31, 2016	188,276	$14.61	0.9 years	$—

The following is a summary of the Company’s non-vested restricted stock awards as of March 31, 2017 and 2016 and changes during the six months ended March 31, 2017 and 2016:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2016	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2017	—	$—

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2015	1,252	$4.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2016	1,252	$4.30

There were no stock option and stock award expenses included with compensation expense for the six months ended March 31, 2017.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2017, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the six months ended March 31, 2017 and 2016, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2017. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at March 31, 2017, of which 81,000 were from repurchases under this program.

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

At March 31, 2017, shares allocated to participants totaled 153,326. Unallocated ESOP shares held in suspense totaled 64,537 at March 31, 2017 and had a fair market value of $838,981. The Company's contribution expense for the ESOP was $75,000 and $61,000 for the six months ended March 31, 2017 and 2016, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2017			2016
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$30	$(11)	$19	$207	$(76)	$131
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	—	—	—	(24)	10	(14)

Other comprehensive income (loss), net	$30	$(11)	$19	$183	$(66)	$117

	Six Months Ended March 31,
	2017			2016
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss)
arising during period on:

Available-for-sale investments	$(281)	$102	$(179)	$37	$(16)	$21
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	—	—	—	(63)	25	(38)

Other comprehensive income (loss), net	$(281)	$102	$(179)	$(26)	$9	$(17)

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

	Fair Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$7,963	$—	$7,963	$—
Debt securities	2,423	—	2,423	—
Private label mortgage-backed securities-residential	76	—	76	—
Total securities available for sale	$10,462	$—	$10,462	$—

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,127	$—	$5,127	$—
Private label mortgage-backed securities-residential	107	—	107	—
Total securities available for sale	$5,234	$—	$5,234	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $82,000 and $97,000 at March 31, 2017 and September 30, 2016, respectively.

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2017 and September 30, 2016.

	Fair Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$423	$—	$—	$423
Other real estate owned	11,479	—	—	11,479
	$11,902	$—	$—	$11,902

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$958	$—	$—	$958
Other real estate owned	12,082	—	—	12,082
	$13,040	$—	$—	$13,040

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
March 31, 2017	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$423	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.9% to -55.8% (-39.0%)
Other real estate owned	$11,479	Appraisal of collateral (1)	Liquidation expenses (2)	-24.7% to -24.7% (-24.7%)

	Fair Value	Valuation
September 30, 2016	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$958	Appraisal of collateral (1)	Appraisal adjustments (2)	-5.8% to -36.5% (-19.5%)
Other real estate owned	$12,082	Appraisal of collateral (1)	Liquidation expenses (2)	-3.9% to -41.6% (-22.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2017 and September 30, 2016.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2017
Financial instruments - assets
Investment securities held to maturity	$52,248	$51,935	$—	$51,935	$—
Loans	460,819	463,184	—	—	463,184

Financial instruments - liabilities
Certificates of deposit including retirement certificates	128,973	129,915	—	129,915	—
Borrowings	34,040	33,997	—	33,997	—

September 30, 2016
Financial instruments - assets
Investment securities held to maturity	$52,934	$53,849	$—	$53,849	$—
Loans	455,031	462,868	—	—	462,868

Financial instruments - liabilities
Certificates of deposit including retirement certificates	133,979	135,162	—	135,162	—
Borrowings	36,040	36,473	—	36,473	—

There were no transfers between fair value measurement placements for the six months ended March 31, 2017.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2017 and September 30, 2016:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$8,115	$9	$(161)	$7,963
Debt securities	2,500	—	(77)	2,423
Private label mortgage-backed securities-residential	77	—	(1)	76
Total securities available for sale	$10,692	$9	$(239)	$10,462

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,075	$52	$—	$5,127
Private label mortgage-backed securities-residential	108	—	(1)	107
Total securities available for sale	$5,183	$52	$(1)	$5,234

The maturities of the debt securities and mortgage-backed securities available for sale at March 31, 2017 are summarized in the following table:

	March 31, 2017
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	2,500	2,423
Due after 10 years	—	—
Total debt securities	2,500	2,423

Mortgage-backed securities:
Residential	8,192	8,039
Commercial	—	—
Total	$10,692	$10,462

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2017 and September 30, 2016:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,939	$116	$(107)	$3,948
Mortgage-backed securities - commercial	1,000	1	—	1,001
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	39,380	292	(397)	39,275
Debt securities	4,460	—	(41)	4,419
Private label mortgage-backed securities - residential	469	—	(5)	464
Corporate securities	3,000	—	(172)	2,828
Total securities held to maturity	$52,248	$409	$(722)	$51,935

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,383	$171	$(90)	$4,464
Mortgage-backed securities - commercial	1,034	—	(1)	1,033
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,024	1,098	(16)	41,106
Debt securities	4,000	1	—	4,001
Private label mortgage-backed securities - residential	493	—	(6)	487
Corporate securities	3,000	—	(242)	2,758
Total securities held to maturity	$52,934	$1,270	$(355)	$53,849

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2017 are summarized in the following table:

	March 31, 2017
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,000	1,997
Due after 5 but within 10 years	4,499	4,325
Due after 10 years	961	925
Total debt securities	7,460	7,247

Mortgage-backed securities:
Residential	43,788	43,687
Commercial	1,000	1,001
Total	$52,248	$51,935

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2017 and September 30, 2016 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2017
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$738	$(2)	$765	$(105)	$1,503	$(107)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	29,016	(540)	1,912	(19)	30,928	(559)
Debt securities	5	6,843	(118)	—	—	6,843	(118)
Private label mortgage-backed securities residential	4	61	—	479	(6)	540	(6)
Corporate securities	1	—	—	2,828	(172)	2,828	(172)
Total	33	$36,658	$(660)	$5,984	$(302)	$42,642	$(962)

		September 30, 2016
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$849	$(90)	$849	$(90)
Mortgage-backed securities - commercial	1	1,033	(1)	—	—	1,033	(1)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	1,376	(3)	1,942	(13)	3,318	(16)
Private label mortgage-backed securities residential	3	172	(4)	330	(3)	502	(7)
Corporate securities	1	—	—	2,758	(242)	2,758	(242)
Total	9	$2,581	$(8)	$5,879	$(348)	$8,460	$(356)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2017 and September 30, 2016, there were thirty three and nine, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2017 and September 30, 2016.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2017	2016
	(Dollars in thousands)

One-to four-family residential	$177,628	$173,235
Commercial real estate	200,159	199,510
Construction	16,494	14,939
Home equity lines of credit	21,943	21,967
Commercial business	41,409	38,865
Other	6,292	9,355
Total loans receivable	463,925	457,871
Net deferred loan costs	207	216
Allowance for loan losses	(3,313)	(3,056)

Total loans receivable, net	$460,819	$455,031

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At March 31, 2017	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,307	$3,307	$3,499
Commercial real estate	—	—	6,409	6,409	6,409
Home equity lines of credit	—	—	485	485	485
Commercial business	434	11	315	749	1,815
Other	—	—	12	12	12
Total impaired loans	$434	$11	$10,528	$10,962	$12,220

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2016	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$4,010	$4,010	$4,239
Commercial real estate	—	—	3,843	3,843	3,843
Home equity lines of credit	—	—	153	153	167
Commercial business	997	39	250	1,247	1,850
Total impaired loans	$997	$39	$8,256	$9,253	$10,099

The following table presents the average recorded investment in impaired loans for the periods indicated. The Company recognized $103,000 in interest income on impaired loans during the six months ended March 31, 2017.

	Three Months	Six Months
	Ended March 31, 2017	Ended March 31, 2017
	(Dollars in thousands)

One-to four-family residential	$3,563	$3,712
Commercial real estate	5,106	4,685
Home equity lines of credit	257	222
Commercial business	913	1,024
Other	12	8
Average investment in impaired loans	$9,851	$9,651

	Three Months	Six Months
	Ended March 31, 2016	Ended March 31, 2016
	(Dollars in thousands)

One-to four-family residential	$3,553	$3,374
Commercial real estate	5,211	5,289
Home equity lines of credit	139	231
Commercial business	1,773	1,767
Average investment in impaired loans	$10,676	$10,661

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2017
One-to four-family residential	$174,760	$—	$2,868	$—	$177,628
Commercial real estate	194,758	—	5,401	—	200,159
Construction	14,041	—	2,453	—	16,494
Home equity lines of credit	21,458	—	485	—	21,943
Commercial business	40,906	—	69	434	41,409
Other	6,280	—	12	—	6,292
Total	$452,203	$—	$11,288	$434	$463,925

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2016
One-to four-family residential	$169,596	$209	$3,430	$—	$173,235
Commercial real estate	196,838	—	2,672	—	199,510
Construction	12,461	—	2,478	—	14,939
Home equity lines of credit	21,814	—	153	—	21,967
Commercial business	37,868	—	—	997	38,865
Other	9,355	—	—	—	9,355
Total	$447,932	$209	$8,733	$997	$457,871

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
March 31, 2017
One-to four-family residential	$174,485	$345	$566	$2,232	$3,143	$2,232	$177,628
Commercial real estate	195,315	1,537	262	3,045	4,844	3,045	200,159
Construction	16,494	—	—	—	—	—	16,494
Home equity lines of credit	21,458	—	—	485	485	485	21,943
Commercial business	40,952	23	—	434	457	434	41,409
Other	6,280	—	—	12	12	12	6,292
Total	$454,984	$1,905	$828	$6,208	$8,941	$6,208	$463,925

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2016
One-to four-family residential	$170,705	$—	$44	$2,486	$2,530	$2,486	$173,235
Commercial real estate	198,577	—	490	443	933	443	199,510
Construction	14,939	—	—	—	—	—	14,939
Home equity lines of credit	21,686	—	—	281	281	281	21,967
Commercial business	37,865	—	3	997	1,000	997	38,865
Other	9,355	—	—	—	—	—	9,355
Total	$453,127	$—	$537	$4,207	$4,744	$4,207	$457,871

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Charge-offs	(18)	—	—	—	(237)	—	—	(255)
Recoveries	35	—	3	—	1	—	—	39
Provision	(35)	77	4	—	174	(2)	112	330
Balance- December 31, 2016	$524	$1,152	$368	$71	$914	$7	$134	$3,170
Charge-offs	(52)	—	—	—	(226)	—	—	(278)
Recoveries	—	—	3	14	1	—	—	18
Provision	175	(44)	(3)	(18)	323	6	(36)	403
Balance- March 31, 2017	$647	$1,108	$368	$67	$1,012	$13	$98	$3,313

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	—	—	—	80	1	—	—	81
Provision	36	4	(71)	(78)	255	3	29	178
Balance- December 31, 2015	$386	$935	$382	$55	$1,225	$9	$108	$3,100
Charge-offs	—	(61)	—	(84)	(383)	—	—	(528)
Recoveries	—	—	1	—	26	—	—	27
Provision	113	(3)	(115)	100	125	(1)	72	291
Balance- March 31, 2016	$499	$871	$268	$71	$993	$8	$180	$2,890

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017 and September 30, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - March 31, 2017	$647	$1,108	$368	$67	$1,012	$13	$98	$3,313
Individually evaluated
for impairment	—	—	—	—	11	—	—	11
Collectively evaluated
for impairment	647	1,108	368	67	1,001	13	98	3,302

Loans receivable:
Balance - March 31, 2017	$177,628	$200,159	$16,494	$21,943	$41,409	$6,292	$—	$463,925
Individually evaluated
for impairment	3,307	6,409	—	485	749	12	—	10,962
Collectively evaluated
for impairment	174,321	193,750	16,494	21,458	40,660	6,280	—	452,963

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Individually evaluated
for impairment	—	—	—	—	39	—	—	39
Collectively evaluated
for impairment	542	1,075	361	71	937	9	22	3,017

Loans receivable:
Balance - September 30, 2016	$173,235	$199,510	$14,939	$21,967	$38,865	$9,355	$—	$457,871
Individually evaluated
for impairment	4,010	3,843	—	153	1,247	—		9,253
Collectively evaluated
for impairment	169,225	195,667	14,939	21,814	37,618	9,355		448,618

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was one TDR for the three and six months ended March 31, 2017 and there were no TDRs for the three and six months ended March 31. 2016.

	Three Months Ended March 31, 2017
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$182	$182

Total	1	$182	$182

	Six Months Ended March 31, 2017
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$182	$182

Total	1	$182	$182

The Company foreclosed $399,000 of residential real estate loans for the six months ended March 31, 2017, and $2.7 million of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure at March 31, 2017.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2017	2016
	March 31	September 30
	(Dollars in thousands)

Demand accounts	$96,004	$94,462
Savings accounts	113,899	100,706
NOW accounts	46,840	49,045
Money market accounts	108,105	114,458
Certificates of deposit	109,540	114,355
Retirement certificates	19,433	19,624
	$493,821	$492,650

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at March 31, 2017, the amount of which has not materially changed from that in place at September 30, 2016.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)

Income tax expense at 34%
statutory federal tax rate	$176	$96	$376	$266
State tax expense	32	31	64	76
Other	11	(24)	18	(47)
Income tax expense	$219	$103	$458	$295

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

As of March 31, 2017 and September 30, 2016, the Company did not hold any interest rate floors or collars.

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

	2017	2016
	March 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$560	$306
Unused lines of credit	49,646	45,888
Fixed rate loan commitments	2,990	5,272
Variable rate loan commitments	11,653	6,746

	$64,849	$58,212

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

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

Total assets decreased $1.7 million, or 0.3%, to $582.7 million during the six months ended March 31, 2017 from $584.4 million at September 30, 2016. The decrease was attributable to an $11.3 million decrease in cash and cash equivalent balances, offset by a $5.8 million increase in net loans receivable and a $4.5 million increase in investment securities.

Cash and interest bearing deposits with banks decreased $11.3 million, or 52.1%, to $10.5 million at March 31, 2017 from $21.8 million at September 30, 2016 to fund loan originations and investment security purchases.

At March 31, 2017, investment securities totaled $62.7 million, reflecting an increase of $4.5 million, or 7.8%, from $58.2 million at September 30, 2016. The Company purchased three U.S. government-sponsored enterprise mortgage-backed securities totaling $5.1 million and four U.S. government-sponsored enterprise debt security totaling $5.0 million for the six months ended March 31, 2017. Offsetting the purchases were $2.0 million in called U.S. government-sponsored enterprise debt securities and monthly repayments $5.1 million of mortgage-backed securities.

Investment securities at March 31, 2017 consisted of $52.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $6.9 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $545,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2017.

Total loans receivable increased $6.1 million, or 1.3%, during the six months ended March 31, 2017 to $463.9 million compared with $457.9 million at September 30, 2016. Total loans receivable were comprised of $200.2 million (43.1%) in commercial real estate loans, $177.6 million (38.3%) in 1-4 family residential mortgage loans, $41.4 million (8.9%) in commercial business loans, $21.9 million (4.7%) in home equity lines of credit, $16.5 million (3.6%) in construction loans, and $6.3 million (1.4%) in other loans. Expansion of the portfolio during the six months ended March 31, 2017 occurred primarily in 1-4 family residential mortgage loans, which increased $4.4 million, followed by commercial business loans, which increased $2.5 million, and construction loans, which increased $1.6 million.

Total non-performing loans increased by $2.0 million, or 47.6%, to $6.2 million at March 31, 2017 from $4.2 million at September 30, 2016. The ratio of non-performing loans to total loans was 1.3% at March 31, 2017 compared to 0.9% at September 30, 2016.

Included in the non-performing loan totals were seven residential mortgage loans totaling $2.2 million, five commercial real estate loans totaling $3.0 million, one commercial business loan totaling $434,000, three home equity lines of credit totaling $485,000, and one consumer loan totaling $12,000.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $38,000 to $2.7 million at March 31, 2017 from $2.8 million at September 30, 2016. These loans remained in varying stages of foreclosure at March 31, 2017. Year-to-date, Magyar Bank charged off $70,000 in non-performing residential and home equity line of credit and other consumer loans through a reduction in its allowance for loan loss and received six recoveries totaling $50,000 from previously charged-off non-performing residential properties including home equity lines of credit and other consumer loans.

Non-performing commercial real estate loans increased $2.6 million to $3.0 million at March 31, 2017 from $443,000 at September 30, 2016. The increase was due to one relationship that is expected to pay off next quarter. The five non-accrual loans were in various stages of foreclosure and collection at March 31, 2017. Year-to-date, there were no charge off or recoveries in non-performing commercial real estate loans.

Non-performing commercial business loans decreased $563,000 to $434,000 during the six months period ended March 31, 2017. Year-to-date, Magyar Bank charged off $462,000 in non-performing commercial business loans through a reduction in its allowance for loan loss and received one recovery totaling $1,500 from a previously charged-off non-performing commercial business loan.

There were no non-performing construction loans at March 31, 2017. Year-to-date, Magyar Bank received one recovery totaling $6,000 from a previously charged-off non-performing construction loan.

During the six months ended March 31, 2017, the allowance for loan losses increased $257,000 to $3.3 million compared with $3.1 million at September 30, 2016. The increase was attributable to growth in loans receivable during the during the six months period. The allowance for loan losses as a percentage of non-performing loans decreased to 53.4% at March 31, 2017 from 72.6% at September 30, 2016. Our allowance for loan losses as a percentage of total loans increased to 0.71% at March 31, 2017 from 0.67% at September 30, 2016.

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

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. March 31, 2017, the Bank held specific reserves totaling $11,000.

Other real estate owned decreased $603,000, or 5.0%, to $11.5 million during the six months period ended March 31, 2017 from $12.1 million at September 30, 2016. The decrease was the result of the three sales totaling $878,000 and valuation allowances totaling $150,000. Offsetting the decreases was the addition of one property totaling $399,000 resulting from foreclosure of collateral securing a non-performing loan. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties and leasing properties to offset maintenance costs.

Total deposits increased $1.2 million, or 0.2%, to $493.8 million during the six months ended March 31, 2017 compared with $492.7 million at September 30, 2016. The inflow in deposits occurred in savings accounts which increased $13.2 million, or 13.1%, to $113.9 million, and non-interest checking accounts which increased $1.5 million, or 1.6%, to $96.0 million. Partially offsetting these increases were decreases in money market accounts, which decreased $6.4 million, or 5.6%, to $108.1 million, certificates of deposit (including individual retirement accounts) which decreased $5.0 million, or 3.7%, to $129.0 million and interest-bearing checking (NOW) accounts which decreased $2.2 million, or 4.5%, to $46.8 million.

Included with the total deposits at March 31, 2017 and September 30, 2016 were $13.9 million in brokered certificates of deposit.

FHLB advances declined $2.0 million to $34.0 million at March 31, 2017 from $36.0 million at September 30, 2016 from the maturity of a long-term advance.

Stockholders’ equity increased $544,000, or 1.1%, to $48.3 million at March 31, 2017 from $47.7 million at September 30, 2016. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the six months ended March 31, 2017. Through March 31, 2017, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,820,746. The Company’s book value per share increased to $8.29 at March 31, 2017 from $8.20 at September 30, 2016. The increase was due to the Company’s results of operations for the six months ended March 31, 2017.

Average Balance Sheet for the Three and Six Months Ended March 31, 2017 and 2016

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2017 and 2016. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$15,082	$41	1.11%	$31,593	$61	0.77%
Loans receivable, net	460,344	5,010	4.41%	416,788	4,517	4.35%
Securities
Taxable	62,581	351	2.27%	63,561	365	2.31%
FHLB of NY stock	2,158	32	5.89%	1,958	24	4.86%
Total interest-earning assets	540,165	5,434	4.08%	513,900	4,967	3.88%
Noninterest-earning assets	48,006			52,106
Total assets	$588,171			$566,006

Interest-bearing liabilities:
Savings accounts (1)	$110,975	200	0.73%	$93,741	167	0.71%
NOW accounts (2)	160,282	140	0.36%	157,325	122	0.31%
Time deposits (3)	130,350	378	1.17%	138,404	406	1.17%
Total interest-bearing deposits	401,607	718	0.73%	389,470	695	0.72%
Borrowings	34,241	186	2.20%	30,104	171	2.28%
Total interest-bearing liabilities	435,848	904	0.84%	419,574	866	0.83%
Noninterest-bearing liabilities	104,441			99,606
Total liabilities	540,289			519,180
Retained earnings	47,882			46,826
Total liabilities and retained earnings	$588,171			$566,006

Net interest and dividend income		$4,530			$4,101
Interest rate spread			3.24%			3.05%
Net interest-earning assets	$104,317			$94,326
Net interest margin (4)			3.40%			3.20%
Average interest-earning assets to
average interest-bearing liabilities	123.93%			122.48%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$15,893	$80	1.01%	$31,782	$102	0.64%
Loans receivable, net	459,543	10,008	4.37%	416,809	9,104	4.36%
Securities
Taxable	62,006	691	2.23%	62,699	716	2.28%
FHLB of NY stock	2,184	61	5.62%	1,992	48	4.79%
Total interest-earning assets	539,626	10,840	4.03%	513,282	9,970	3.87%
Noninterest-earning assets	48,432			51,802
Total assets	$588,058			$565,084

Interest-bearing liabilities:
Savings accounts (1)	$107,893	$394	0.73%	$92,382	$326	0.70%
NOW accounts (2)	161,106	283	0.35%	153,759	240	0.31%
Time deposits (3)	131,396	770	1.18%	141,328	830	1.17%
Total interest-bearing deposits	400,395	1,447	0.72%	387,469	1,396	0.72%
Borrowings	34,801	377	2.17%	30,853	362	2.34%
Total interest-bearing liabilities	435,196	1,824	0.84%	418,322	1,758	0.84%
Noninterest-bearing liabilities	104,595			99,648
Total liabilities	539,791			517,970
Retained earnings	48,267			47,114
Total liabilities and retained earnings	$588,058			$565,084

Net interest and dividend income		$9,016			$8,212
Interest rate spread			3.19%			3.03%
Net interest-earning assets	$104,430			$94,960
Net interest margin (4)			3.35%			3.19%
Average interest-earning assets to
average interest-bearing liabilities	124.00%			122.70%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

Net Income. Net income increased $122,000, or 68.5%, to $300,000 during the three-month period ended March 31, 2017 compared with the three-month period ended March 31, 2016 due to higher net interest and dividend income.

Net Interest and Dividend Income. The net interest and dividend income increased $429,000, or 10.5%, to $4.5 million for the three months ended March 31, 2017 from $4.1 million for the three months ended March 31, 2016. The Company’s net interest margin increased 20 basis points to 3.40% for the three months ended March 31, 2017 compared to 3.20% for the three months ended March 31, 2016.

The yield on the Company’s interest-earning assets increased 20 basis points to 4.08% for the three months ended March 31, 2017 from 3.88% for the three months ended March 31, 2016 primarily due to higher average balances of loans receivable, net of allowance for loan losses, which increased $43.6 million between periods. The yield on loans receivable increased 6 basis points to 4.41% for the three months ended March 31, 2017 from 4.35% for the three months ended March 31, 2016, due to higher average balances of loan receivable. The cost of interest-bearing liabilities increased 1 basis point to 0.84% for the three months ended March 31, 2017 from 0.83% for the three months ended March 31, 2016. The increase in the cost of interest-bearing liabilities was attributable to higher average balances in savings accounts.

Interest and Dividend Income. Interest and dividend income increased $467,000, or 9.4%, to $5.4 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016. The increase was attributable to higher average balances of interest-earning assets, which increased $26.0 million, or 5.1%, and a higher yield on interest-earning assets, which improved 20 basis points to 4.08% at March 31, 2017 compared with 3.88% at March 31, 2016.

Interest earned on loans increased $493,000, or 10.9%, to $5.4 million for the three months ended March 31, 2017 compared with $4.5 million the same period prior year due to a $43.3 million increase in the average balance in the net loan receivable.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, decreased $34,000, or 8.0%, to $392,000 at March 31, 2017 from $426,000 at March 31, 2016. The decrease was due to a $17.5 million, or 18.4%, decrease in the average balance of such securities and deposits to $77.7 million for the three months ended March 31, 2017 from $95.2 million at March 31, 2016. The average yield on investment securities and interest earning deposits increased 24 basis points to 2.04% for the three months ended March 31, 2017 from 1.80% for the three months ended March 31, 2016.

Interest Expense. Interest expense increased $38,000, or 4.4%, to $904,000 for the three months ended March 31, 2017 from $866,000 for the three months ended March 31, 2016. The average balance of interest-bearing liabilities increased $16.3 million, or 3.9%, between the two periods, while the cost on such liabilities increased 1 basis point to 0.84% for the three months ended March 31, 2017 from 0.83% compared with the prior year period.

The average balance of interest bearing deposits increased $12.1 million to $401.6 million at March 31, 2017 from $389.5 million at March 31, 2016, while the average cost of such deposits increased 1 basis point to 0.73% from 0.72% between the two periods. As a result, interest paid on interest-bearing deposits increased $23,000 to $718,000 for the three months ended March 31, 2017 from $695,000 for the three months ended March 31, 2016.

Interest paid on advances and securities sold under agreements to repurchase increased $15,000, or 8.8%, to $186,000 for the three months ended March 31, 2017 from $171,000 for the same period prior year, while the average balance of such borrowings increased $4.1 million to $34.2 million at March 31, 2017 from $30.1 million at March 31, 2016. The average cost of advances and securities sold under agreements to repurchase decreased 8 basis points to 2.20% for the three months ended March 31, 2017 from 2.28% for the same period of March 31, 2016, reflecting the lower market interest rate environment.

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

After an evaluation of these factors, management recorded a provision of $403,000 for the three months ended March 31, 2017 compared to a provision of $291,000 for the three months ended March 31, 2016. The provision for loan losses increased due to the growth in net loans receivable and net charge offs totaling $260,000 for the three months ended March 31, 2017 compared to net charge offs of $501,000 for the three months ended March 31, 2016.

During the three months ended March 31, 2017, the Bank reduced the carrying balance on two loans totaling $1.1 million by $278,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans. Offsetting these charge-offs were four partial recoveries of loans previously charged-off totaling $18,000 during the quarter.

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

Other Income. Non-interest income decreased to $440,000 during the three months ended March 31, 2017 compared to $442,000 for the three months ended March 31, 2016. The decrease was primarily attributable to lower gains from the sale of loans and investments, which decreased $71,000 from the prior year period. The Company recorded gains totaling $25,000 from the sale of guaranteed portions of SBA loans during the three months ended March 31, 2017, compared with $72,000 in loan gains and $24,000 in investment gains for the prior year period. Offsetting this decline was higher service charges, which increased $83,000 to $316,000 for the three months ended March 31, 2017 primarily due to loan prepayment fees.

Other Expenses. Non-interest expenses increased $77,000, or 1.9%, to $4.0 million from the three months ended March 31, 2016. Compensation and benefit expense increased $138,000, or 6.5%, from the prior year period due to a higher number of employees and annual merit increases for employees. Offsetting this increase were decreases in FDIC insurance premiums, which declined $60,000, and Other Real Estate Owned (“OREO”) expenses, which declined $45,000.

Income Tax Expense. The Company recorded tax expense of $219,000 on income of $519,000 for the three months ended March 31, 2017, compared to tax expense of $103,000 on income of $281,000 for the three months ended March 31, 2016. The increase was the result of higher income from operations, which increased $238,000, and a $30,000 increase in the valuation allowance against the Company’s deferred tax asset for its non-qualified stock options that expire in fiscal year 2017. The effective tax rate for the three months ended March 31, 2017 was 42.2% compared to 36.7% for the three months ended March 31, 2016.

Comparison of Operating Results for the Six Months Ended March 31, 2017 and 2016

Net Income. Net income increased $161,000, or 33.1%, to $648,000 during the six-month period ended March 31, 2017 compared with $487,000 for the six-month period ended March 31, 2016 due to higher net interest and dividend income.

The net interest margin increased by 16 basis points to 3.35% for the six months ended March 31, 2017 compared to 3.19% for the six months ended March 31, 2016. The yield on interest-earning assets increased 16 basis points to 4.03% for the six months ended March 31, 2017 from 3.87% for the six months ended March 31, 2016 primarily due to increase in the balance of average interest earning assets to $539.6 at March 31, 2017 from $513.3 million at March 31, 2016. The cost of interest-bearing liabilities was 0.84% for the six months ended March 31, 2017 and 2016.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $804,000, or 9.8%, to $9.0 million for the six month period ended March 31, 2017 from $8.2 million for the six months ended March 31, 2016.

Interest and Dividend Income. Interest and dividend income increased $870,000, or 8.7%, to $10.8 million for the six months ended March 31, 2017 compared to $10.0 million for the six months ended March 31, 2016. The average balance of interest-earning assets increased $26.3 million, or 5.1% to $539.6 million at March 31, 2017 compared to $513.3 million at March 31, 2016, while the yield on such assets increased 16 basis points to 4.03% for the six months ended March 31, 2017 from 3.87% for the six months ended March 31, 2016 primarily due to higher balance of loans receivable. The cost of interest-bearing liabilities was 0.84% for the six months ended March 31, 2017 and 2016.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, decreased $47,000, or 5.7%, to $771,000 for the six months ended March 31, 2017 compared with $818,000 for the same period last year. The decrease was due to a $16.6 million, or 17.6%, decrease in the average balance of such securities and deposits to $77.9 million for the three months ended March 31, 2017 from $94.5 million at March 31, 2016. The average yield on investment securities and interest earning deposits increased 25 basis points to 1.98% for the six months ended March 31, 2017 from 1.73% for the six months ended March 31, 2016.

Interest Expense. Interest expense increased $66,000, or 3.8%, to $1.8 million for the six months ended March 31, 2017. The average balance of interest-bearing liabilities increased $16.9 million, or 4.0%, between the two periods while the cost on such liabilities was 0.84% for the six months ended March 31, 2017 and 2016.

The average balance of interest bearing deposits increased $12.9 million, or 3.3%, to $400.4 million at March 31, 2017 from $387.5 million at March 31, 2016, while the average cost of such deposits was 0.72% for the two periods. Interest paid on deposits increased $51,000, or 3.7%, to $1.5 million for the six months ended March 31, 2017 from $1.4 million for the six months ended March 31, 2016.

Interest paid on advances and securities sold under agreements to repurchase increased $15,000, or 4.1%, to $377,000 for the six months ended March 31, 2017 compared with $362,000 for the same period prior year. The average balance of such borrowings increased $3.9 million to $34.8 million from $30.8 million. The average cost of advances and securities sold under agreements to repurchase decreased 17 basis points to 2.17% for the six months ended March 31, 2017 from 2.34% for the same period of March 31, 2016.

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

After an evaluation of these factors, management recorded a provision of $733,000 for the six months ended March 31, 2017 compared to $469,000 for the six months ended March 31, 2016. Net charge-offs were $476,000 for the six months ended March 31, 2017 compared to $465,000 for the six months ended March 31, 2016.

The loan charge-offs during the six months ended March 31, 2017 resulted from additional write-downs of loans previously deemed impaired. Three non-performing loans totaling $2.3 million were written down by $533,000 for the six months based on updated valuations of the loans. Of these three loans, one totaling $452,000 at September 30, 2016 was transferred to OREO. In addition, there were loan recoveries totaling $57,000 received during the six month period.

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

Other Income. Non-interest income decreased $159,000, or 15.0%, to $904,000 for the six months ended March 31, 2017 compared to the prior year period. The decrease was primarily attributable to lower gains from the sale of loans and investments, which decreased $195,000 from the prior year period. The Company recorded gains totaling $111,000 from the sale of guaranteed portions of SBA loans during the six months ended March 31, 2017, compared with $243,000 in loan gains and $63,000 in investment gains for the prior year period. Offsetting this decline was higher service charges, which increased $46,000 to $588,000 for the six months ended March 31, 2017 primarily due to loan prepayment fees.

Other Expenses. Non-interest expenses increased $57,000, or 0.7%, to $8.1 million during the six months ended March 31, 2017 from $8.0 million for the six months ended March 31, 2016. Compensation and benefit expense increased $297,000, or 7.1%, from the prior year period due to a higher number of employees and annual merit increases for employees. Occupancy expense increased $61,000, or 4.6%, from the prior year period due to the addition of a loan production office in Keyport, New Jersey. Other expenses increased $41,000, or 6.5%, from the prior year period due to higher marketing and business development expenses. Partially offsetting these increases were decreases in OREO expenses, which declined $249,000 and in FDIC insurance premiums, which declined $119,000.

Income Tax Expense. The Company recorded income tax expense of $458,000 on income of $1.1 million for the six months ended March 31, 2017, compared to tax expense of $295,000 on income of $782,000 for the six months ended March 31, 2016. The increase was the result of higher income from operations, which increased $324,000, and a $60,000 increase in the valuation allowance against the Company’s deferred tax asset for the non-qualified stock options due to expire in fiscal year 2017. The effective tax rate for the six months ended March 31, 2017 was 41.4% compared with 37.7% for the six months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2017 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2017, the Company had commitments outstanding under letters of credit of $560,000, commitments to originate loans of $14.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $49.6 million. There has been no material change during the six months ended March 31, 2017 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2017, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.32%, and total qualifying capital as a percentage of risk-weighted assets was 12.57%.

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

There has been no change in the Company's internal control over financial reporting during the six months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the six months ended March 31, 2017. Through March 31, 2017, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and September 30, 2016; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 12, 2017	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 12, 2017	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer