Form 10-Q
period 2017-06-30
Magyar Bancorp, Inc.
filed 2017-08-11
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Common Stock, $0.01 Par Value	5,820,746

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2017	2016
Assets	(Unaudited)
Cash	$1,312	$1,000
Interest earning deposits with banks	11,433	20,806
Total cash and cash equivalents	12,745	21,806

Investment securities - available for sale, at fair value	10,243	5,234
Investment securities - held to maturity, at amortized cost (fair value of
$50,923 and $53,849 at June 30, 2017 and September 30, 2016, respectively)	51,073	52,934
Federal Home Loan Bank of New York stock, at cost	2,116	2,239
Loans receivable, net of allowance for loan losses of $3,385 and $3,056
at June 30, 2017 and September 30, 2016, respectively	465,077	455,031
Bank owned life insurance	11,471	11,257
Accrued interest receivable	1,805	1,710
Premises and equipment, net	17,680	18,084
Other real estate owned ("OREO")	11,840	12,082
Other assets	3,517	4,000

Total assets	$587,567	$584,377

Liabilities and Stockholders' Equity
Liabilities
Deposits	$499,772	$492,650
Escrowed funds	2,128	1,668
Federal Home Loan Bank of New York advances	31,905	36,040
Accrued interest payable	132	115
Accounts payable and other liabilities	5,005	6,179

Total liabilities	538,942	536,652

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at June 30, 2017 and September 30, 2016	59	59
Additional paid-in capital	26,284	26,270
Treasury stock: 102,996 shares
at June 30, 2017 and September 30, 2016, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(525)	(627)
Retained earnings	25,269	24,334
Accumulated other comprehensive loss	(1,310)	(1,159)

Total stockholders' equity	48,625	47,725

Total liabilities and stockholders' equity	$587,567	$584,377

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,042	$4,767	$15,050	$13,870
Investment securities
Taxable	378	397	1,150	1,216
Federal Home Loan Bank of New York stock	27	22	88	70

Total interest and dividend income	5,447	5,186	16,288	15,156

Interest expense
Deposits	748	682	2,195	2,078
Borrowings	180	185	558	547

Total interest expense	928	867	2,753	2,625

Net interest and dividend income	4,519	4,319	13,535	12,531

Provision for loan losses	315	420	1,048	889

Net interest and dividend income after
provision for loan losses	4,204	3,899	12,487	11,642

Other income
Service charges	279	233	867	775
Income on bank owned life insurance	71	73	214	221
Other operating income	25	34	88	101
Gains on sales of loans	72	223	183	466
Gains on sales of investment securities	—	10	—	72

Total other income	447	573	1,352	1,635

Other expenses
Compensation and employee benefits	2,272	2,140	6,764	6,335
Occupancy expenses	697	679	2,092	2,013
Professional fees	251	247	770	747
Data processing expenses	129	118	385	362
OREO expenses	169	239	423	743
FDIC deposit insurance premiums	125	193	384	570
Loan servicing expenses	62	46	179	160
Insurance expense	58	66	174	188
Other expenses	390	343	1,063	975
Total other expenses	4,153	4,071	12,234	12,093

Income before income tax expense	498	401	1,605	1,184

Income tax expense	210	149	670	444

Net income	$288	$252	$935	$740

Net income per share-basic and diluted	$0.05	$0.04	$0.16	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$288	$252	$935	$740
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	44	34	(237)	70
Less: reclassification for realized gains on sales
of securities available for sale	—	(10)	—	(72)
Other comprehensive income (loss), before tax	44	24	(237)	(2)
Deferred income tax effect	(16)	(8)	86	1
Total other comprehensive income (loss)	28	16	(151)	(1)
Total comprehensive income	$316	$268	$784	$739

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Nine Months Ended June 30, 2017 and 2016

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725
Net income	—	—	—	—	—	935	—	935
Other comprehensive loss	—	—	—	—	—	—	(151)	(151)
ESOP shares allocated	—	—	14	—	102	—	—	116
Balance, June 30, 2017	5,820,746	$59	$26,284	$(1,152)	$(525)	$25,269	$(1,310)	$48,625

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669
Net income	—	—	—	—	—	740	—	740
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Treasury stock used for restricted stock plan	1,252	—	(5)	14	—	(9)	—	—
ESOP shares allocated	—	—	(2)	—	94	—	—	92
Stock-based compensation expense	—	—	3	—	—	—	—	3
Balance, June 30, 2016	5,820,746	$59	$26,271	$(1,152)	$(658)	$23,983	$(1,000)	$47,503

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2017	2016
	(Unaudited)
Operating activities
Net income	$935	$740
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	606	576
Premium amortization on investment securities, net	143	148
Provision for loan losses	1,048	889
Provision for loss on other real estate owned	218	270
Proceeds from the sales of loans	2,651	6,171
Gains on sale of loans	(183)	(466)
Gains on sales of investment securities	—	(72)
(Gains) losses on the sales of other real estate owned	(5)	155
ESOP compensation expense	116	92
Stock-based compensation expense	—	3
Deferred income tax expense	689	400
Increase in accrued interest receivable	(95)	(38)
Increase in surrender value bank owned life insurance	(214)	(221)
Increase in other assets	(121)	(312)
Increase in accrued interest payable	17	40
(Decrease) increase in accounts payable and other liabilities	(1,174)	1,002
Net cash provided by operating activities	4,631	9,377

Investing activities
Net increase in loans receivable	(2,097)	(18,364)
Purchases of loans receivable	(12,626)	(8,991)
Purchases of investment securities held to maturity	(3,974)	(10,565)
Purchases of investment securities available for sale	(6,079)	(6,482)
Sales of investment securities available for sale	—	6,298
Principal repayments on investment securities held to maturity	5,716	7,664
Principal repayments on investment securities available for sale	809	729
Purchases of premises and equipment	(202)	(157)
Investment in other real estate owned	(34)	(155)
Proceeds from other real estate owned	1,225	3,161
Redemptions (purchases) of Federal Home Loan Bank stock	123	(439)
Net cash used by investing activities	(17,139)	(27,301)

Financing activities
Net increase in deposits	7,122	5,877
Net increase in escrowed funds	460	405
Proceeds from long-term advances	865	6,706
Repayments of long-term advances	(5,000)	(2,260)
Net change in short-term advances	—	5,000
Net cash provided by financing activities	3,447	15,728
Net decrease in cash and cash equivalents	(9,061)	(2,196)

Cash and cash equivalents, beginning of period	21,806	18,108

Cash and cash equivalents, end of period	$12,745	$15,912

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,736	$2,585
Income taxes	$36	$4
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,161	$1,824
OREO transferred to premises and equipment	$—	$860

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

Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The September 30, 2016 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for annual periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the consolidated financial statements, if any. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). This ASU was issued as part of FASB’s Simplification Initiative. The areas for simplification in this Update include income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows for share-based payment transactions. For public companies, this ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is already applying it at June 30, 2017.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2017 and 2016 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of diluted equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands except for per share data)

Income applicable to common shares	$288	$252	$935	$740
Weighted average number of common shares
outstanding - basic	5,821	5,820	5,821	5,820
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,821	5,820	5,821	5,820

Basic earnings per share	$0.05	$0.04	$0.16	$0.13

Diluted earnings per share	$0.05	$0.04	$0.16	$0.13

There were no outstanding options to purchase common stocks at June 30, 2017.

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2016 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive.

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2017 and 2016, respectively:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2016	188,276	$14.61	0.4 years	$—
Granted	—	—
Exercised	—	—
Expired	(188,276)	14.61
Forfeited	—	—
Balance at June 30, 2017	—	$—	—	$—

Exercisable at June 30, 2017	—	$—	—	$—

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2015	188,276	$14.61	1.4 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2016	188,276	$14.61	0.7 years	$—

Exercisable at June 30, 2016	188,276	$14.61	0.7 years	$—

The following is a summary of the Company’s non-vested restricted stock awards as of June 30, 2017 and 2016 and changes during the nine months ended June 30, 2017 and 2016:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2016	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at June 30, 2017	—	$—

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2015	1,252	$4.30
Granted	—	—
Vested	(1,252)	4.30
Forfeited	—	—
Balance at June 30, 2016	—	$—

There were no stock option and stock award expenses included with compensation expense for the nine months ended June 30, 2017.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2017, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the nine months ended June 30, 2017 and 2016, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2017. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at June 30, 2017, of which 81,000 were from repurchases under this program.

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

At June 30, 2017, shares allocated to participants totaled 153,326. Unallocated ESOP shares held in suspense totaled 64,537 at June 30, 2017 and had a fair market value of $846,725. The Company's contribution expense for the ESOP was $116,000 and $92,000 for the nine months ended June 30, 2017 and 2016, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2017			2016
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain
arising during period on:

Available-for-sale investments	$44	$(16)	$28	$34	$(12)	$22
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	—	—	—	(10)	4	(6)

Other comprehensive income, net	$44	$(16)	$28	$24	$(8)	$16

	Nine Months Ended June 30,
	2017			2016
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding (loss) gain
arising during period on:

Available-for-sale investments	$(237)	$86	$(151)	$70	$(28)	$42
Less reclassification adjustment for net
realized on available-for-sale investments (a) (b)	—	—	—	(72)	29	(43)

Other comprehensive (loss), net	$(237)	$86	$(151)	$(2)	$1	$(1)

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

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$7,739	$—	$7,739	$—
Debt securities	2,439	—	2,439	—
Private label mortgage-backed securities-residential	65	—	65	—
Total securities available for sale	$10,243	$—	$10,243	$—

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,127	$—	$5,127	$—
Private label mortgage-backed securities-residential	107	—	107	—
Total securities available for sale	$5,234	$—	$5,234	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $76,000 and $97,000 at June 30, 2017 and September 30, 2016, respectively.

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2017 and September 30, 2016.

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$11,840	—	—	$11,840
	$11,840	$—	$—	$11,840

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$958	$—	$—	$958
Other real estate owned	12,082	—	—	12,082
	$13,040	$—	$—	$13,040

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
June 30, 2017	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$11,840	Appraisal of collateral (1)	Liquidation expenses (2)	-8.0% to -49.2% (-24.5%)

	Fair Value	Valuation
September 30, 2016	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$958	Appraisal of collateral (1)	Appraisal adjustments (2)	-5.8% to -36.5% (-19.5%)
Other real estate owned	$12,082	Appraisal of collateral (1)	Liquidation expenses (2)	-3.9% to -41.6% (-22.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2017 and September 30, 2016.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2017
Financial instruments - assets
Investment securities held to maturity	$51,073	$50,923	$—	$50,923	$—
Loans	465,077	467,593	—	—	467,593

Financial instruments - liabilities
Certificates of deposit including retirement certificates	134,678	135,474	—	135,474	—
Borrowings	31,905	31,898	—	31,898	—

September 30, 2016
Financial instruments - assets
Investment securities held to maturity	$52,934	$53,849	$—	$53,849	$—
Loans	455,031	462,868	—	—	462,868

Financial instruments - liabilities
Certificates of deposit including retirement certificates	133,979	135,162	—	135,162	—
Borrowings	36,040	36,473	—	36,473	—

There were no transfers between fair value measurement placements for the nine months ended June 30, 2017.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2017 and September 30, 2016:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$7,863	$6	$(130)	$7,739
Debt securities	2,500	—	(61)	2,439
Private label mortgage-backed securities-residential	66	—	(1)	65
Total securities available for sale	$10,429	$6	$(192)	$10,243

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,075	$52	$—	$5,127
Private label mortgage-backed securities-residential	108	—	(1)	107
Total securities available for sale	$5,183	$52	$(1)	$5,234

The maturities of the debt securities and mortgage-backed securities available for sale at June 30, 2017 are summarized in the following table:

	June 30, 2017
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	2,500	2,439
Due after 10 years	—	—
Total debt securities	2,500	2,439

Mortgage-backed securities:
Residential	7,929	7,804
Commercial	—	—
Total	$10,429	$10,243

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2017 and September 30, 2016:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,738	$118	$(95)	$3,761
Mortgage-backed securities - commercial	984	—	(11)	973
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	38,427	356	(263)	38,520
Debt securities	4,461	—	(41)	4,420
Private label mortgage-backed securities - residential	463	—	(3)	460
Corporate securities	3,000	—	(211)	2,789
Total securities held to maturity	$51,073	$474	$(624)	$50,923

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,383	$171	$(90)	$4,464
Mortgage-backed securities - commercial	1,034	—	(1)	1,033
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,024	1,098	(16)	41,106
Debt securities	4,000	1	—	4,001
Private label mortgage-backed securities - residential	493	—	(6)	487
Corporate securities	3,000	—	(242)	2,758
Total securities held to maturity	$52,934	$1,270	$(355)	$53,849

The maturities of the debt securities and the mortgage backed securities held to maturity at June, 2017 are summarized in the following table:

	June 30, 2017
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$2,000	$1,995
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	4,499	4,281
Due after 10 years	962	933
Total debt securities	7,461	7,209

Mortgage-backed securities:
Residential	42,628	42,741
Commercial	984	973
Total	$51,073	$50,923

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2017 and September 30, 2016 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2017
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$739	$(95)	$739	$(95)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	24,579	(364)	3,239	(29)	27,818	(393)
Debt securities	5	6,859	(102)	—	—	6,859	(102)
Private label mortgage-backed securities residential	4	51	—	474	(4)	525	(4)
Corporate securities	1	—	—	2,789	(211)	2,789	(211)
Total	33	$32,462	$(477)	$7,241	$(339)	$39,703	$(816)

		September 30, 2016
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$849	$(90)	$849	$(90)
Mortgage-backed securities - commercial	1	1,033	(1)	—	—	1,033	(1)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	1,376	(3)	1,942	(13)	3,318	(16)
Private label mortgage-backed securities residential	3	172	(4)	330	(3)	502	(7)
Corporate securities	1	—	—	2,758	(242)	2,758	(242)
Total	9	$2,581	$(8)	$5,879	$(348)	$8,460	$(356)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2017 and September 30, 2016, there were thirty three and nine, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2017 and September 30, 2016.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2017	2016
	(Dollars in thousands)

One-to four-family residential	$178,494	$173,235
Commercial real estate	205,016	199,510
Construction	17,868	14,939
Home equity lines of credit	18,141	21,967
Commercial business	42,490	38,865
Other	6,227	9,355
Total loans receivable	468,236	457,871
Net deferred loan costs	226	216
Allowance for loan losses	(3,385)	(3,056)

Total loans receivable, net	$465,077	$455,031

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At June 30, 2017	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$2,795	$2,795	$2,921
Commercial real estate	—	—	4,138	4,138	4,138
Commercial business	—	—	370	370	1,644
Other	—	—	12	12	12
Total impaired loans	$—	$—	$7,315	$7,315	$8,715

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2016	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$4,010	$4,010	$4,239
Commercial real estate	—	—	3,843	3,843	3,843
Home equity lines of credit	—	—	153	153	167
Commercial business	997	39	250	1,247	1,850
Total impaired loans	$997	$39	$8,256	$9,253	$10,099

The following table presents the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2017	Ended June 30, 2017
	(Dollars in thousands)

One-to four-family residential	$3,051	$3,307
Commercial real estate	5,274	4,783
Home equity lines of credit	243	171
Commercial business	560	732
Other	12	12
Average investment in impaired loans	$9,140	$9,005

	Three Months	Nine Months
	Ended June 30, 2016	Ended June 30, 2016
	(Dollars in thousands)

One-to four-family residential	$3,952	$3,626
Commercial real estate	4,429	4,761
Home equity lines of credit	15	92
Commercial business	1,570	1,702
Average investment in impaired loans	$9,966	$10,181

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2017
One-to four-family residential	$176,588	$—	$1,906	$—	$178,494
Commercial real estate	202,290	—	2,726	—	205,016
Construction	15,427	—	2,441	—	17,868
Home equity lines of credit	18,141	—	—	—	18,141
Commercial business	42,365	—	—	125	42,490
Other	6,215	—	12	—	6,227
Total	$461,026	$—	$7,085	$125	$468,236

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2016
One-to four-family residential	$169,596	$209	$3,430	$—	$173,235
Commercial real estate	196,838	—	2,672	—	199,510
Construction	12,461	—	2,478	—	14,939
Home equity lines of credit	21,814	—	153	—	21,967
Commercial business	37,868	—	—	997	38,865
Other	9,355	—	—	—	9,355
Total	$447,932	$209	$8,733	$997	$457,871

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2017
One-to four-family residential	$176,236	$128	$487	$1,643	$2,258	$1,643	$178,494
Commercial real estate	204,501	—	—	515	515	515	205,016
Construction	17,868	—	—	—	—	—	17,868
Home equity lines of credit	18,141	—	—	—	—	—	18,141
Commercial business	42,152	213	—	125	338	125	42,490
Other	6,215	—	—	12	12	12	6,227
Total	$465,113	$341	$487	$2,295	$3,123	$2,295	$468,236

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2016
One-to four-family residential	$170,705	$—	$44	$2,486	$2,530	$2,486	$173,235
Commercial real estate	198,577	—	490	443	933	443	199,510
Construction	14,939	—	—	—	—	—	14,939
Home equity lines of credit	21,686	—	—	281	281	281	21,967
Commercial business	37,865	—	3	997	1,000	997	38,865
Other	9,355	—	—	—	—	—	9,355
Total	$453,127	$—	$537	$4,207	$4,744	$4,207	$457,871

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Charge-offs	(18)	—	—	—	(237)	—	—	(255)
Recoveries	35	—	3	—	1	—	—	39
Provision	(35)	77	4	—	174	(2)	112	330
Balance- December 31, 2016	$524	$1,152	$368	$71	$914	$7	$134	$3,170
Charge-offs	(52)	—	—	—	(226)	—	—	(278)
Recoveries	—	—	3	14	1	—	—	18
Provision	175	(44)	(3)	(18)	323	6	(36)	403
Balance- March 31, 2017	$647	$1,108	$368	$67	$1,012	$13	$98	$3,313
Charge-offs	(39)	—	—	—	(209)	—	—	(248)
Recoveries	—	—	3	—	2	—	—	5
Provision	(49)	65	—	(11)	219	(7)	98	315
Balance- June 30, 2017	$559	$1,173	$371	$56	$1,024	$6	$196	$3,385

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	—	—	—	80	1	—	—	81
Provision	36	4	(71)	(78)	255	3	29	178
Balance- December 31, 2015	$386	$935	$382	$55	$1,225	$9	$108	$3,100
Charge-offs	—	(61)	—	(84)	(383)	—	—	(528)
Recoveries	—	—	1	—	26	—	—	27
Provision	113	(3)	(115)	100	125	(1)	72	291
Balance- March 31, 2016	$499	$871	$268	$71	$993	$8	$180	$2,890
Charge-offs	(88)	—	—	—	(424)	—	—	(512)
Recoveries	—	100	2	—	—	—	—	102
Provision	(15)	(49)	39	(2)	467	(1)	(19)	420
Balance- June 30, 2016	$396	$922	$309	$69	$1,036	$7	$161	$2,900

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2017 and September 30, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - June 30, 2017	$559	$1,173	$371	$56	$1,024	$6	$196	$3,385
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	559	1,173	371	56	1,024	6	196	3,385

Loans receivable:
Balance - June 30, 2017	$178,494	$205,016	$17,868	$18,141	$42,490	$6,227	$—	$468,236
Individually evaluated
for impairment	2,795	4,138	—	—	370	12	—	7,315
Collectively evaluated
for impairment	175,699	200,878	17,868	18,141	42,120	6,215	—	460,921

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Individually evaluated
for impairment	—	—	—	—	39	—	—	39
Collectively evaluated
for impairment	542	1,075	361	71	937	9	22	3,017

Loans receivable:
Balance - September 30, 2016	$173,235	$199,510	$14,939	$21,967	$38,865	$9,355	$—	$457,871
Individually evaluated
for impairment	4,010	3,843	—	153	1,247	—		9,253
Collectively evaluated
for impairment	169,225	195,667	14,939	21,814	37,618	9,355		448,618

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was no TDR for three months and one TDR for the nine months ended June 30, 2017 and there were no TDRs for the three and nine months ended June 30. 2016.

Three Months Ended June 30, 2017
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
(Dollars in thousands)

One-to four-family residential	—	$—	$—
Commercial real estate	—	—	—
Construction	—	—	—
Home equity lines of credit	—	—	—
Commercial business	—	—	—
Other	—	—	—

Total	—	$—	$—

	Nine Months Ended June 30, 2017
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)

One-to four-family residential	1	$182	$182

Total	1	$182	$182

The Company foreclosed $1.2 million of residential real estate loans for the nine months ended June 30, 2017, and $1.6 million of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure at June 30, 2017.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2017	2016
	June 30	September 30
	(Dollars in thousands)

Demand accounts	$92,444	$94,462
Savings accounts	109,644	100,706
NOW accounts	46,727	49,045
Money market accounts	116,279	114,458
Certificates of deposit	115,301	114,355
Retirement certificates	19,377	19,624
	$499,772	$492,650

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets are partially offset by a valuation allowance at June 30, 2017, the amount of which has not materially changed from that in place at September 30, 2016.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Income tax expense at 34%
statutory federal tax rate	$169	$136	$546	$403
State tax expense	30	36	94	112
Other	11	(23)	30	(71)
Income tax expense	$210	$149	$670	$444

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

As of June 30, 2017 and September 30, 2016, the Company did not hold any interest rate floors or collars.

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

	2017	2016
	June 30	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$559	$306
Unused lines of credit	52,401	45,888
Fixed rate loan commitments	3,413	5,272
Variable rate loan commitments	7,803	6,746

	$64,176	$58,212

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

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

Total assets increased $3.2 million, or 0.5%, to $587.6 million during the nine months ended June 30, 2017 from $584.4 million at September 30, 2016. The increase was primarily attributable to a $10.0 million increase in total loans receivable and $3.1 million increase in investment securities, partially offset by a $9.1 million decrease in cash and cash equivalents.

Cash and interest bearing deposits with banks decreased $9.1 million, or 41.6%, to $12.7 million at June 30, 2017 from $21.8 million at September 30, 2016 as interest bearing balances with the Federal Reserve Bank were used to fund loan originations and investment security purchases.

Investment securities increased $3.1 million to $61.3 million at June 30, 2017 from $58.2 million at September 30, 2016. The Company purchased $10.1 million of U.S. Government-sponsored enterprise obligations, received repayments totaling $6.5 million, and experienced a $237,000 reduction in the mark-to-market value of its available-for-sale portfolio.

Investment securities at June 30, 2017 consisted of $50.9 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $6.9 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $528,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2017.

Total loans receivable increased $10.4 million during the nine months ended June 30, 2017 to $468.2 million and were comprised of $205.0 million (43.8%) commercial real estate loans, $178.5 million (38.1%) one-to-four family residential mortgage loans, $42.5 million (9.1%) commercial business loans, $18.1 million (3.9%) home equity lines of credit, $17.9 million (3.8%) construction loans and $6.2 million (1.3%) other loans. Expansion of the portfolio during the nine months ended June 30, 2017 occurred primarily in commercial real estate loans, which increased $5.5 million, followed by 1-4 family residential mortgage loans, which increased $5.3 million, commercial business loans, which increased $3.6 million, and construction loans, which increased $2.9 million. Home equity lines of credit and other loans contracted by $3.8 million and $3.1 million, respectively.

Total non-performing loans decreased $1.9 million to $2.3 million at June 30, 2017 from $4.2 million at September 30, 2016. The ratio of non-performing loans to total loans decreased to 0.49% at June 30, 2017 from 0.92% at September 30, 2016.

Included in the non-performing loan totals were seven residential mortgage loans totaling $1.6 million, three commercial real estate loans totaling $515,000, one commercial business loan totaling $125,000, and one consumer loan totaling $12,000.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $1.1 million to $1.7 million at June 30, 2017 from $2.8 million at September 30, 2016. These loans remained in varying stages of foreclosure at June 30, 2017. Year-to-date, Magyar Bank charged off $109,000 in non-performing residential and home equity line of credit through a reduction in its allowance for loan loss and received four recoveries totaling $50,000 from previously charged-off non-performing residential properties including home equity lines of credit.

Non-performing commercial real estate loans increased $72,000 to $515,000 at June 30, 2017 from $443,000 at September 30, 2016. The three non-accrual loans were in various stages of foreclosure and collection at June 30, 2017. Year-to-date, there were no charge offs or recoveries in non-performing commercial real estate loans.

Non-performing commercial business loans decreased $872,000 to $125,000 during the nine months period ended June 30, 2017. Year-to-date, Magyar Bank charged off $672,000 in non-performing commercial business loans through a reduction in its allowance for loan loss and received two recoveries totaling $4,000 from a previously charged-off non-performing commercial business loan.

All of the Company’s construction loans were performing at June 30, 2017. Year-to-date, Magyar Bank received recoveries totaling $9,000 from a previously charged-off non-performing construction loan.

During the nine months ended June 30, 2017, the allowance for loan losses increased $329,000 to $3.4 million compared with $3.1 million at September 30, 2016. The increase was attributable to growth in loans receivable during the during the nine months period. The allowance for loan losses as a percentage of non-performing loans increased to 147.5% at June 30, 2017 from 72.6% at September 30, 2016. Our allowance for loan losses as a percentage of total loans increased to 0.72% at June 30, 2017 from 0.67% at September 30, 2016.

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

Other real estate owned decreased $242,000 to $11.8 million at June 30, 2017 from $12.1 million at September 30, 2016. The decrease was due to the sale of six properties totaling $1.2 million and valuation allowances totaling $218,000. Offsetting this decrease was the addition of three properties totaling $1.2 million resulting from foreclosure of collateral securing non-performing loans and $34,000 in improvements to existing properties. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market improves, selling the properties and leasing properties to offset maintenance costs.

Total deposits increased $7.1 million, or 1.4%, to $499.8 million during the nine months ended June 30, 2017. The increase in deposits occurred in savings accounts, which increased $8.9 million, or 8.9%, to $109.6 million, money market accounts, which increased $1.8 million, or 1.6%, to $116.3 million, and certificates of deposit (including individual retirement accounts), which increased $699,000, or 0.5%, to $134.7 million. Offsetting these increases were decreases in interest-bearing checking accounts, which decreased $2.3 million, or 4.7%, to $46.7 million and in non-interest bearing checking accounts, which decreased $2.0 million, or 2.1%, to $92.5 million.

Included with the total deposits at June 30, 2017 and September 30, 2016 were $13.9 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances decreased $4.1 million to $31.9 million at June 30, 2017 from $36.0 million at September 30, 2016. Deposit inflows were used to repay long-term advances during the nine month period.

Stockholders’ equity increased $900,000, or 1.9%, to $48.6 million at June 30, 2017 from $47.7 million at September 30, 2016. The Company’s book value per share increased to $8.35 at June 30, 2017 from $8.20 at September 30, 2016. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares during the nine months ended June 30, 2017. Through June 30, 2017, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,820,746.

Average Balance Sheet for the Three and Nine Months Ended June 30, 2017 and 2016

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2017 and 2016. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$9,113	$30	1.32%	$13,165	$34	1.03%
Loans receivable, net	463,709	5,042	4.36%	435,714	4,767	4.39%
Securities
Taxable	62,366	348	2.24%	63,460	363	2.30%
FHLB of NY stock	2,312	27	4.62%	2,282	22	3.85%
Total interest-earning assets	537,500	5,447	4.06%	514,621	5,186	4.04%
Noninterest-earning assets	47,807			53,081
Total assets	$585,307			$567,702

Interest-bearing liabilities:
Savings accounts (1)	$113,655	207	0.73%	$95,782	164	0.69%
NOW accounts (2)	154,293	148	0.38%	152,406	120	0.31%
Time deposits (3)	130,545	393	1.21%	135,383	398	1.18%
Total interest-bearing deposits	398,493	748	0.75%	383,571	682	0.71%
Borrowings	36,629	180	1.98%	36,899	185	2.00%
Total interest-bearing liabilities	435,122	928	0.86%	420,470	867	0.83%
Noninterest-bearing liabilities	102,232			100,263
Total liabilities	537,354			520,733
Retained earnings	47,953			46,969
Total liabilities and retained earnings	$585,307			$567,702

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$4,519			$4,319
Interest rate spread			3.20%			3.21%
Net interest-earning assets	$102,378			$94,151
Net interest margin (4)			3.37%			3.37%
Average interest-earning assets to
average interest-bearing liabilities	123.53%			122.39%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$13,633	$110	1.08%	$25,599	$136	0.71%
Loans receivable, net	460,880	15,050	4.37%	423,097	13,870	4.37%
Securities
Taxable	62,085	1,040	2.24%	63,703	1,080	2.26%
FHLB of NY stock	2,227	88	5.27%	2,088	70	4.45%
Total interest-earning assets	538,825	16,288	4.04%	514,487	15,156	3.92%
Noninterest-earning assets	48,224			52,227
Total assets	$587,049			$566,714

Interest-bearing liabilities:
Savings accounts (1)	$109,814	$601	0.73%	$93,511	$491	0.70%
NOW accounts (2)	158,835	431	0.36%	153,309	359	0.31%
Time deposits (3)	131,112	1,163	1.19%	139,354	1,228	1.17%
Total interest-bearing deposits	399,761	2,195	0.73%	386,174	2,078	0.72%
Borrowings	35,410	558	2.11%	32,861	547	2.22%
Total interest-bearing liabilities	435,171	2,753	0.85%	419,035	2,625	0.83%
Noninterest-bearing liabilities	103,307			100,282
Total liabilities	538,478			519,317
Retained earnings	48,571			47,397
Total liabilities and retained earnings	$587,049			$566,714

Net interest and dividend income		$13,535			$12,531
Interest rate spread			3.19%			3.09%
Net interest-earning assets	$103,654			$95,452
Net interest margin (4)			3.36%			3.24%
Average interest-earning assets to
average interest-bearing liabilities	123.82%			122.78%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Net Income. Net income increased $36,000, or 14.3%, during the three-month period ended June 30, 2017 compared with the three-month period ended June 30, 2016 due to higher net interest and dividend income and a lower provision for loan losses.

Net Interest and Dividend Income. Net interest and dividend income increased $200,000, or 4.6%, to $4.5 million for the three months ended June 30, 2017 from $4.3 million for the three months ended June 30, 2016. The Company’s net interest margin was unchanged at 3.37% for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016.

The yield on interest-earning assets increased two basis point to 4.06% for the three months ended June 30, 2017 from 4.04% for the three months ended June 30, 2016 due to higher average balances of interest earning assets and the higher interest rate environment. The cost of interest-bearing liabilities increased three basis points to 0.86% for the three months ended June 30, 2017 from 0.83% for the three months ended June 30, 2016. The increase in the cost of interest-bearing liabilities was attributable to higher average balances in higher-cost savings accounts as well as the higher interest rate environment.

Interest and Dividend Income. Interest and dividend income increased $261,000, or 5.0%, to $5.4 million for the three months ended June 30, 2017 from the three months ended June 30, 2016. The increase was attributable to a $22.9 million, or 4.4%, increase in the average balance of interest-earning assets as well as a two basis point increase in the yield on such assets to 4.06% for the quarter ended June 30, 2017 compared with the prior year period.

Interest earned on loans increased $275,000, or 5.8%, to $5.0 million for the three months ended June 30, 2017 compared with $4.8 million the same period prior year due to a $28.0 million increase in the average balance of loans receivable, net.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, decreased $19,000, or 4.8%, to $378,000 at June 30, 2017 from $397,000 at June 30, 2016. The decrease was due to a $5.1 million, or 6.7%, decrease in the average balance of such securities and deposits to $71.5 million for the three months ended June 30, 2017 from $76.6 million at June 30, 2016. The average yield on investment securities and interest earning deposits increased four basis points to 2.12% for the three months ended June 30, 2017 from 2.08% for the three months ended June 30, 2016.

Interest Expense. Interest expense increased $61,000, or 7.0%, to $928,000 for the three months ended June 30, 2017 from $867,000 for the three months ended June 30, 2016. The average balance of interest-bearing liabilities increased $14.7 million, or 3.5%, between the two periods, while the cost on such liabilities grew three basis points to 0.86% for the quarter ended June 30, 2017 compared with the prior year period.

The average balance of interest bearing deposits increased $14.9 million to $398.5 million at June 30, 2017 from $383.6 million at June 30, 2016, while the average cost of such deposits increased four basis points to 0.75% from 0.71% between the two periods. As a result, interest paid on interest-bearing deposits increased $66,000 to $748,000 for the three months ended June 30, 2017 from $682,000 for the three months ended June 30, 2016.

Interest paid on advances and securities sold under agreements to repurchase decreased $5,000 to $180,000 for the three months ended June 30, 2017 from $185,000 for the same period prior year, while the average balance of such borrowings decreased $270,000 to $36.6 million at June 30, 2017 from $36.9 million at June 30, 2016. The average cost of advances and securities sold under agreements to repurchase decreased two basis points to 1.98% for the three months ended June 30, 2017 from 2.00% for the same period of June 30, 2016, reflecting the maturity of long-term, higher cost borrowings during the past year.

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

After an evaluation of these factors, management recorded a provision of $315,000 for the three months ended June 30, 2017 compared to a provision of $420,000 for the three months ended June 30, 2016. The provision for loan losses decreased due to lower net charge offs, which were $243,000 for the three months ended June 30, 2017 compared to net charge offs of $410,000 for the three months ended June 30, 2016.

During the three months ended June 30, 2017, the Bank reduced the carrying balance on two loans totaling $1.1 million by $248,000. Offsetting these charge-offs were four partial recoveries of loans previously charged-off totaling $5,000.

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

Other Income. Non-interest income decreased $126,000, or 22.0%, to $447,000 during the three months ended June 30, 2017 compared to $573,000 for the three months ended June 30, 2016. The decrease was primarily attributable to lower gains from the sale of loans, which declined $151,000 from the prior year period. The Company recorded gains totaling $72,000 from the sale of guaranteed portions of SBA loans during the three months ended June 30, 2017, compared with $223,000 in loan gains and $10,000 in investment gains for the prior year period. Offsetting this decline was higher service charges, which increased $46,000 to $279,000 for the three months ended June 30, 2017 primarily due to loan fees and late charges.

Other Expenses. Non-interest expenses increased $82,000, or 2.0%, to $4.2 million during the three months ended June 30, 2017 from $4.1 million for the three months ended June 30, 2016. Compensation and benefit expenses increased $132,000, or 6.2%, from the prior year period due to annual merit increases for employees and fewer open employee positions during the current year period. In addition the Bank staffed its seventh retail branch located in Edison, New Jersey, which opened in June 2017. Partially offsetting the increase in compensation and benefit expense were lower expenses from other real estate owned “OREO” and lower FDIC insurance premiums.

Income Tax Expense. The Company recorded tax expense of $210,000 on income of $498,000 for the three months ended June 30, 2017, compared with $149,000 on income of $401,000 for the three months ended June 30, 2016. The increase was the result of higher income from operations and an increase in the valuation allowance against the Company’s deferred tax asset for the non-qualified stock options that expired in fiscal year 2017. The effective tax rate for the three months ended June 30, 2017 was 42.2% compared with 37.2% for the three months ended June 30, 2016.

Comparison of Operating Results for the Nine Months Ended June 30, 2017 and 2016

Net Income. Net income increased $195,000, or 26.4%, to $935,000 during the nine-month period ended June 30, 2017 from $740,000 for the nine-month period ended June 30, 2016 due to higher net interest and dividend income.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $1.0 million, or 8.0%, to $13.5 million for the nine month period ended June 30, 2017 from $12.5 million for the nine months ended June 30, 2016.

The Company’s net interest margin increased by 12 basis points to 3.36% for the nine months ended June 30, 2017 compared to 3.24% for the nine months ended June 30, 2016. The yield on interest-earning assets increased 12 basis points to 4.04% for the nine months ended June 30, 2017 from 3.92% for the nine months ended June 30, 2016 primarily due to higher average balances of interest earning assets and the higher interest rate environment. The cost of interest-bearing liabilities increased two basis points to 0.85% for the nine months ended June 30, 2017 from 0.83% for the nine months ended June 30, 2016. The increase in the cost of interest-bearing liabilities was attributable to higher average balances in higher-cost savings accounts as well as the higher interest rate environment.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 7.5%, to $16.3 million for the nine months ended June 30, 2017 compared to $15.2 million for the nine months ended June 30, 2016. The average balance of interest-earning assets increased $24.3 million, or 4.7%, to $538.8 million, while the yield on such assets increased 12 basis points to 4.04% for the nine months ended June 30, 2017 compared with the prior year period.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, decreased $66,000, or 5.4%, to $1.1 million for the nine months ended June 30, 2017 compared with $1.2 million for the same period last year. The decrease was due to a $13.6 million, or 15.2%, decrease in the average balance of such securities and deposits to $75.7 million for the nine months ended June 30, 2017 from $89.3 million at June 30, 2016. The average yield on investment securities and interest earning deposits increased 21 basis points to 2.03% for the nine months ended June 30, 2017 from 1.82% for the nine months ended June 30, 2016.

Interest Expense. Interest expense increased $128,000, or 4.9%, to $2.8 million for the nine months ended June 30, 2017 from $2.6 million for the nine months ended June 30, 2016. The average balance of interest-bearing liabilities increased $16.1 million, or 3.9%, between the two periods while the cost on such liabilities grew by two basis points to 0.85% for the nine months ended June 30, 2017 compared with the prior year period.

The average balance of interest bearing deposits increased $13.6 million, or 3.5%, to $399.8 million at June 30, 2017 from $386.2 million at June 30, 2016, while the average cost of such deposits increase one basis point to 0.73% for the nine months ended June 301 2017 from 0.72% for the nine months ended June 30, 2016. Interest paid on deposits increased $117,000, or 5.6%, to $2.2 million for the nine months ended June 30, 2017 from $2.1 million for the nine months ended June 30, 2016.

Interest paid on advances and securities sold under agreements to repurchase increased $11,000, or 2.0%, to $558,000 for the nine months ended June 30, 2017 compared with $547,000 for the same period prior year. The average balance of such borrowings increased $2.5 million to $35.4 million from $32.9 million. The average cost of advances and securities sold under agreements to repurchase decreased 11 basis points to 2.11% for the nine months ended June 30, 2017 from 2.22% for the same period of June 30, 2016.

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

After an evaluation of these factors, management recorded a provision of $1.0 million for the nine months ended June 30, 2017 compared to $889,000 for the nine months ended June 30, 2016. Net charge-offs were $719,000 for the nine months ended June 30, 2017 compared to $875,000 for the nine months ended June 30, 2016.

The loan charge-offs during the nine months ended June 30, 2017 resulted primarily from additional write-downs of loans previously deemed impaired. Four non-performing loans totaling $2.3 million were written down by $781,000 for the nine months based on updated valuations of the loans. Of these four loans, three totaling $1.2 million at September 30, 2016 were transferred to OREO. There were loan recoveries totaling $62,000 received during the nine month period.

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

Other Income. Non-interest income decreased $283,000, or 17.3%, to $1.4 million for the nine months ended June 30, 2017 compared to the prior year period. The decrease was attributable to lower gains on the sale of assets, which decreased $355,000 to $183,000 for the nine months ended June 30, 2017 from $538,000 for the nine months ended June 30, 2016. Partially offsetting this decrease was a $92,000 increase in service charge income due to higher loan servicing and deposit related fees.

Other Expenses. Non-interest expenses increased $141,000, or 1.2%, to $12.2 million during the nine months ended June 30, 2017 compared to the prior year period. Compensation and benefit expenses increased $429,000, or 6.8%, from the prior year period due to annual merit increases for employees and fewer open employee positions during the current year period. In addition the Bank staffed its seventh retail branch located in Edison, New Jersey, which opened in June 2017. Partially offsetting the increase in compensation and benefit expense were lower expenses from OREO and lower FDIC insurance premiums.

Income Tax Expense. The Company recorded tax expense of $670,000 on income of $1.6 million for the nine months ended June 30, 2017, compared with $444,000 on income of $1.2 million for the nine months ended June 30, 2016. The increase was the result of higher income from operations and an increase in the valuation allowance against the Company’s deferred tax asset for the non-qualified stock options that expired in fiscal year 2017. The effective tax rate for the nine months ended June 30, 2017 was 41.7% compared with 37.5% for the nine months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2017 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2017, the Company had commitments outstanding under letters of credit of $559,000, commitments to originate loans of $11.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $52.4 million. There has been no material change during the nine months ended June 30, 2017 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2017, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.46%, and total qualifying capital as a percentage of risk-weighted assets was 12.58%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended June 30, 2017. Through June 30, 2017, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and September 30, 2016; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and 2016; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 11, 2017	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 11, 2017	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer