Form 10-K
period 2017-09-30
Magyar Bancorp, Inc.
filed 2017-12-21
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

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

Yes ☐ No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2017 was $34.7 million. As of December 15, 2017, there were 5,820,746 outstanding shares of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.       Proxy Statement for the Annual Meeting of Stockholders to be held in February, 2018 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2017

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2017, Magyar Bancorp, Inc. had consolidated assets of $603.0 million, total deposits of $515.2 million and stockholders’ equity of $49.5 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the FRB and the NJDBI.

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to a New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our seven branch offices located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and Edison, New Jersey. The telephone number at our main office is (732) 342-7600.

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

The economy of our primary market area is largely urban and suburban with a broad economic base that is typical for counties surrounding the New York metropolitan area. The median household income in Middlesex and Somerset county ranks among the highest in the nation.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2017 our market share of deposits was 1.18% and 0.62% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.20% and 0.60%, respectively, at June 30, 2016.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $178.3 million, or 37.6% of our total loans at September 30, 2017. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2017. We also originate commercial real estate, commercial business and construction loans. At September 30, 2017, these loans totaled $207.1 million, $41.1 million and $22.6 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2017, home equity lines of credit and stock-secured demand loans totaled $18.5 million and $6.3 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$178,336	37.6%	$173,235	37.8%	$169,781	40.1%	$160,335	39.4%	$152,977	38.3%
Commercial real estate	207,118	43.7%	199,510	43.6%	173,864	41.0%	169,449	41.6%	163,368	40.9%
Construction	22,622	4.8%	14,939	3.3%	6,679	1.6%	12,232	3.0%	16,749	4.2%
Home equity lines of credit	18,536	3.9%	21,967	4.8%	21,176	5.0%	19,366	4.8%	20,349	5.1%
Commercial business	41,113	8.7%	38,865	8.5%	41,485	9.8%	35,035	8.6%	34,492	8.6%
Other	6,266	1.3%	9,355	2.0%	10,305	2.5%	10,396	2.6%	11,631	2.9%
Total loans receivable	$473,991	100.0%	$457,871	100.0%	$423,290	100.0%	$406,813	100.0%	$399,566	100.0%
Net deferred loan costs	177		216		192		217		247
Allowance for loan losses	(3,475)		(3,056)		(2,886)		(2,835)		(3,013)

Total loans receivable, net	$470,693		$455,031		$420,596		$404,195		$396,800

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2018	$4,535	5.51%	$14,920	5.16%	$19,457	5.52%	$5,073	4.65%
2019	2,441	3.62%	4,806	4.65%	1,843	4.34%	446	4.78%
2020	862	3.34%	3,602	4.07%	1,225	4.75%	—	—
2021 to 2022	2,257	4.29%	5,406	4.73%	—	—	177	4.04%
2023 to 2027	10,595	3.74%	18,797	4.52%	—	—	179	4.03%
2028 to 2032	17,604	3.81%	16,329	4.58%	—	—	1,743	3.76%
2033 and beyond	140,042	4.25%	143,258	4.58%	97	4.50%	10,918	4.57%
Total	$178,336	4.19%	$207,118	4.61%	$22,622	5.38%	$18,536	4.51%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2018	$27,684	4.46%	$89	3.29%	$71,758	4.97%
2019	1,621	4.63%	32	6.49%	11,189	4.38%
2020	1,544	4.73%	6	14.27%	7,239	4.25%
2021 to 2022	2,160	4.90%	9	13.00%	10,009	4.66%
2023 to 2027	5,982	4.91%	28	4.75%	35,581	4.35%
2028 to 2032	524	4.97%	—	—	36,200	4.17%
2033 and beyond	1,598	4.34%	6,102	3.33%	302,015	4.40%
Total	$41,113	4.57%	$6,266	3.38%	$473,991	4.47%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2017 that are contractually due after September 30, 2018.

	Due After September 30, 2018
	Fixed	Adjustable	Total
	(In thousands)

One-to four-family residential	$106,051	$67,750	$173,801
Commercial real estate	10,731	181,467	192,198
Construction	1,174	1,991	3,165
Home equity lines of credit	346	13,117	13,463
Commercial business	4,669	8,760	13,429
Other	57	6,120	6,177

Total	$123,028	$279,205	$402,233

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2017, $178.3 million, or 37.6% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2017, non-performing residential mortgage loans totaled $1.7 million, or 0.9% of the total residential loan portfolio. Interest income of $76,000 would have been recorded on non-performing residential mortgage loans for the year ended September 30, 2017, if they had been current in accordance with their original terms. During the year ended September 30, 2017, $295,000 was charged-off against the allowance for loan loss for four impaired residential real estate loans while $35,000 was recovered from a prior year charge off.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. However, there were no fixed-rate mortgage loans sold to Freddie Mac during the year ended September 30, 2017. No loans were held for sale at September 30, 2017.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. There were no purchased residential mortgage loans during the year ended September 30, 2017.

At September 30, 2017, we had $109.7 million of fixed-rate residential mortgage loans, which represented 61.5% of our total residential mortgage loan portfolio. At September 30, 2017, our largest fixed-rate residential mortgage loan was $2.5 million. The loan was performing in accordance with its terms at September 30, 2017.

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

At September 30, 2017, adjustable-rate residential mortgage loans totaled $68.6 million, or 38.5% of our total residential mortgage loan portfolio. Of these loans, $6.1 million were interest-only loans originated with an average loan-to-value ratio of 66.8%. Interest-only loans allow the borrower to make interest–only payments during an initial fixed-rate period. Following the initial period, the borrower is required to make principal and interest payments. At September 30, 2017, our largest adjustable-rate residential mortgage loan was for $3.0 million. The loan was performing in accordance with its terms at September 30, 2017.

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

Commercial Real Estate Loans. We have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2017, $207.1 million, or 43.7%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $8.1 million. At September 30, 2017, our largest commercial real estate loan was $5.5 million and was secured by four office buildings located in Parsippany, New Jersey. The loan was performing in accordance with its terms at September 30, 2017.

At September 30, 2017, three commercial real estate loans totaling $482,000 were non-performing. During the year ended September 30, 2017, $23,000 was charged-off against the allowance for loan loss for one commercial real estate loan. Interest income of $25,000 would have been recorded on non-performing commercial real estate loans for the year ended September 30, 2017, if they had been current in accordance with their original terms. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2017, our construction loans totaled $22.6 million, or 4.8% of total loans.

At September 30, 2017, construction loans for the development of one-to four-family residential properties totaled $9.0 million. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2017, construction loans for the development of commercial properties totaled $13.6 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $8.1 million. At September 30, 2017, our largest outstanding construction loan was a $2.6 million loan to finance the construction of a commercial office building located in New Jersey. The loan was performing in accordance with its terms at September 30, 2017. At September 30, 2017, there were no non-performing construction loans. During the year ended September 30, 2017, there were no loans charged-off against the allowance for loan loss while $12,000 was recovered from a prior year charge-off.

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

Commercial Business Loans. At September 30, 2017, our commercial business loans totaled $41.1 million, or 8.7% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

Included in commercial business loans are SBA 7(a) loans, on which the SBA provides guarantees of up to 75% of the principal balance (85% for loans under $150,000). These loans are made for the purposes of providing working capital and financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the

Company’s market place. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value ratio, lower debt service coverage ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start-up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The guaranteed portions of the Company’s SBA loans are generally sold in the secondary market.

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

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $8.1 million currently. At September 30, 2017, our largest commercial business loan was a $5.3 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2017. At September 30, 2017, one commercial business loan totaling $213,000 was non-performing. Interest income of $4,000 would have been recorded on non-performing commercial business loans for the year ended September 30, 2017, if they had been current in accordance with their original terms. During the year ended September 30, 2017, $672,000 was charged-off against the allowance for loan loss for three impaired commercial business loans and $4,000 was recovered from a prior year charge-off.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2017, these loans totaled $18.5 million, or 3.9% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $8.1 million currently. At September 30, 2017, our largest home equity line of credit loan was $1.3 million. The loan was performing according to its terms at September 30, 2017. At September 30, 2017, there were no non-performing home equity line of credit loans. There were no charge-offs for home equity lines of credit during the year ended September 30, 2017, while $15,000 was recovered from a prior year charge-off.

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

At September 30, 2017, stock-secured loans totaled $5.9 million, or 1.3% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2017, loans totaling $5.8 million, or 1.2% of our loan portfolio, were secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2017, the aggregate loan-to-value ratio of the stock-secured portfolio was 30.5%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2017.

At September 30, 2017, we were servicing SBA guaranteed and commercial participation loans sold in the amount of $22.4 million and $6.2 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2017, we had $3.6 million of loan participation interests in which we were the lead lender, and $16.7 million in loan participations in which we were not the lead lender. There were $11.3 million of commercial real estate loan participations during the year ended September 30, 2017 in which we were not the lead lender. We have entered into certain loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2017, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2017, we originated $34.5 million of fixed-rate and adjustable-rate commercial real estate loans and $29.5 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily loans with terms of 30 years or less. We also originated $10.4 million of construction loans, $5.9 million of commercial business loans, and $3.8 million of home equity lines of credit and other loans during the year ended September 30, 2017.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2017, we had $9.9 million of one-to four-family residential mortgage loans that were serviced by other lenders, of which $1.4 million were participations during the year ended September 30, 2017.

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

	September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$1,663	$2,486	$2,057	$4,179	$8,515
Commercial real estate	482	443	1,895	2,171	2,744
Construction	—	—	—	2,278	3,526
Home equity lines of credit	—	281	255	883	846
Commercial business	213	997	1,690	274	25

Total non-accrual loans	2,358	4,207	5,897	9,785	15,656

Accruing loans three months or more past due:
One-to four-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Other	—	—	—	—	—

Total loans three months or more past due	—	—	—	—	—

Total non-performing loans	2,358	4,207	5,897	9,785	15,656

Other real estate owned	11,056	12,082	16,192	17,342	14,756

Total non-performing assets	13,414	16,289	22,089	27,127	30,412
Performing troubled debt restructurings	182	—	713	193	2,163
Performing troubled debt restructurings
and total non-performing assets	$13,596	$16,289	$22,803	$27,320	$32,575

Ratios:
Total non-performing loans to total loans	0.50%	0.92%	1.39%	2.41%	3.92%
Total non-performing loans and performing
troubled debt restructurings to total loans	0.54%	0.92%	1.56%	2.45%	4.46%
Total non-performing assets to total assets	2.22%	2.79%	4.01%	5.11%	5.66%
Total non-performing assets and performing
troubled debt restructurings to total assets	2.25%	2.79%	4.14%	5.15%	6.06%

At September 30, 2017, our portfolio of commercial business, commercial real estate and construction loans totaled $270.9 million, or 57.1% of our total loans, compared to $253.3 million, or 55.3% of our total loans, at September 30, 2016. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructurings and total non-performing assets decreased $2.7 million to $13.6 million at September 30, 2017 from $16.3 million at September 30, 2016, and decreased $9.2 million from $22.8 million at September 30, 2015.

Additional interest income of approximately $106,000 and $217,000 would have been recorded during the fiscal years ended September 30, 2017 and 2016, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. There was one TDR loan during the fiscal year ended September 30, 2017 and there were no TDR loans for the fiscal year ended September 30, 2016.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2017
One-to four-family residential	1	$127	8	$1,663	9	$1,790
Commercial real estate	—	—	3	482	3	482
Home equity lines of credit	1	192	—	—	1	192
Commercial business	1	80	1	213	2	293
Total	3	$399	12	$2,358	15	$2,757

At September 30, 2016
One-to four-family residential	1	$44	10	$2,486	11	$2,530
Commercial real estate	1	490	3	443	4	933
Home equity lines of credit	—	—	3	281	3	281
Commercial business	1	3	1	997	2	1,000
Total	3	$537	17	$4,207	20	$4,744

At September 30, 2015
One-to four-family residential	4	$730	14	$2,058	18	$2,788
Commercial real estate	—	—	4	1,895	4	1,895
Home equity lines of credit	—	—	3	255	3	255
Commercial business	1	19	1	1,690	2	1,709
Total	5	$749	22	$5,898	27	$6,647

At September 30, 2014
One-to four-family residential	6	$256	18	$4,179	24	$4,435
Commercial real estate	3	918	6	2,171	9	3,089
Construction	—	—	2	2,278	2	2,278
Home equity lines of credit	—	—	7	883	7	883
Commercial business	2	56	3	274	5	330
Total	11	$1,230	36	$9,785	47	$11,015

At September 30, 2013
One-to four-family residential	5	$378	32	$8,515	37	$8,893
Commercial real estate	—	—	6	2,744	6	2,744
Construction	—	—	5	3,526	5	3,526
Home equity lines of credit	—	—	7	846	7	846
Commercial business	—	—	2	25	2	25
Total	5	$378	52	$15,656	57	$16,034

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $11.1 million of OREO properties at September 30, 2017, a decrease of $1.0 million from $12.1 million at September 30, 2016. During the year ended September 30, 2017, the Company was able to successfully dispose of ten properties with an aggregate carrying value of $1.8 million for a net loss of $80,000 and the Company was able to secure the title for three other properties totaling $1.2 million.

OREO at September 30, 2017 consisted of fourteen residential properties (eight of which were leased), six real estate properties approved for the construction of residential homes, and five commercial real estate buildings. The Bank is determining the proper course of action for its OREO properties, which may include holding the properties until the real estate market improves, selling the properties to a developer or completing partially completed homes for either rental or sale.

The Company also recorded $218,000 in valuation allowances against three properties during the year ended September 30, 2017 based on either updated appraisals or contracts of sale. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to OREO that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2017, classified loans consisted of $420,000 of special mention assets and $7.0 million of substandard assets.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2017 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the NJDBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Balance at beginning of period	$3,056	$2,886	$2,835	$3,013	$3,858

Charge-offs:
One-to four-family residential	295	134	176	665	491
Commercial real estate	23	61	396	—	576
Construction	—	—	342	189	1,374
Home equity lines of credit	—	98	461	75	—
Commercial business	672	1,118	274	804	807
Other	—	—	2	—	12
Total charge-offs	990	1,411	1,651	1,733	3,260

Recoveries:
One-to four-family residential	35	—	400	52	—
Commercial real estate	—	100	—	—	20
Construction	12	7	38	113	284
Home equity lines of credit	15	82	—	—	—
Commercial business	4	26	—	3	—
Total recoveries	66	215	438	168	304

Net charge-offs	924	1,196	1,213	1,565	2,956
Provision for loan losses	1,343	1,366	1,264	1,387	2,111

Balance at end of period	$3,475	$3,056	$2,886	$2,835	$3,013

Ratios:
Net charge-offs to average loans outstanding	0.20%	0.28%	0.29%	0.39%	0.76%
Allowance for loan losses to total
non-performing loans at end of period	147.37%	72.64%	48.93%	28.97%	19.24%
Allowance for loan losses to total loans
at end of period	0.73%	0.67%	0.68%	0.70%	0.75%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2017
One-to four-family residential	$587	16.89%	37.62%
Commercial real estate	1,277	36.75%	43.70%
Construction	490	14.10%	4.77%
Home equity lines of credit	57	1.64%	3.91%
Commercial business	956	27.51%	8.67%
Other	6	0.17%	1.32%
Unallocated	102	2.93%	0.00%
Total allowance for loan losses	$3,475	99.99%	100.00%

At September 30, 2016
One-to four-family residential	$542	17.74%	37.83%
Commercial real estate	1,075	35.18%	43.57%
Construction	361	11.81%	3.26%
Home equity lines of credit	71	2.32%	4.80%
Commercial business	976	31.94%	8.49%
Other	9	0.29%	2.04%
Unallocated	22	0.72%	0.00%
Total allowance for loan losses	$3,056	100.00%	100.00%

At September 30, 2015
One-to four-family residential	$395	13.69%	40.10%
Commercial real estate	931	32.26%	41.00%
Construction	452	15.66%	1.60%
Home equity lines of credit	53	1.84%	5.00%
Commercial business	969	33.58%	9.80%
Other	7	0.24%	2.50%
Unallocated	79	2.73%	0.00%
Total allowance for loan losses	$2,886	100.00%	100.00%

At September 30, 2014
One-to four-family residential	$402	14.18%	39.40%
Commercial real estate	826	29.14%	41.60%
Construction	784	27.65%	3.00%
Home equity lines of credit	62	2.19%	4.80%
Commercial business	643	22.68%	8.60%
Other	9	0.32%	2.60%
Unallocated	109	3.84%	0.00%
Total allowance for loan losses	$2,835	100.00%	100.00%

At September 30, 2013
One-to four-family residential	$844	28.00%	38.30%
Commercial real estate	852	28.28%	40.90%
Construction	604	20.05%	4.20%
Home equity lines of credit	125	4.15%	5.10%
Commercial business	452	15.00%	8.60%
Other	9	0.30%	2.90%
Unallocated	127	4.22%	0.00%
Total allowance for loan losses	$3,013	100.00%	100.00%

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

At September 30, 2017, our securities portfolio totaled $63.2 million, or 10.5% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2017, $51.4 million of our securities were classified as held-to-maturity and reported at amortized cost, and $11.8 million were classified as available-for-sale and reported at fair value. At September 30, 2017, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2017, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $59.7 million, or 94.5% of our total securities portfolio. Of this amount, $52.8 million were mortgage-backed securities and $6.9 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2017, our mortgage-backed securities, including CMOs, totaled $53.3 million, or 84.3% of our total securities portfolio. Included in this balance was $497,000 of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 2.60% at September 30, 2017. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2017 was $53.4 million, which was $3,000 less than the amortized cost. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2017, the Bank held one corporate note issued by Wells Fargo Bank totaling $3.0 million. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2017, we held no equity securities other than $2.0 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following tables set forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2017				At September 30, 2016				At September 30, 2015
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:	(In thousands)
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,442	$9	$(125)	$9,326	$5,075	$52	$—	$5,127	$5,839	$82	$(7)	$5,914
Debt securities	2,500	—	(51)	2,449	—	—	—	—	—	—	—	—
Private label mortgage-backed securities-residential	40	—	—	40	108	—	(1)	107	151	—	(1)	150
Total securities available for sale	$11,982	$9	$(176)	$11,815	$5,183	$52	$(1)	$5,234	$5,990	$82	$(8)	$6,064

	At September 30, 2017				At September 30, 2016				At September 30, 2015
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities held to maturity:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$3,466	$123	$(96)	$3,493	$4,383	$171	$(90)	$4,464	$5,414	$156	$(99)	$5,471
Mortgage backed securities-commercial	968	—	(10)	958	1,034	—	(1)	1,033	1,101	—	(2)	1,099
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	39,016	349	(251)	39,114	40,024	1,098	(16)	41,106	37,563	647	(67)	38,143
Debt securities	4,461	—	(24)	4,437	4,000	1	—	4,001	5,000	2	(25)	4,977
Private label mortgage-backed securities-residential	457	—	(2)	455	493	—	(6)	487	536	1	(1)	536
Corporate securities	3,000	—	(216)	2,784	3,000	—	(242)	2,758	3,000	22	—	3,022
Total securities held to maturity	$51,368	$472	$(599)	$51,241	$52,934	$1,270	$(355)	$53,849	$52,614	$828	$(194)	$53,248

At September 30, 2017, a total of thirty-one securities with an aggregate fair value of $39.7 million had gross unrealized losses of $775,000, or approximately 2.0% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2017 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	September 30, 2017
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$—	—%	$921	1.88%	$—	—%	$8,521	2.41%	$9,442	2.36%
Debt securities	—	—%	—	—%	2,500	2.08%	—	—%	2,500	2.08%
Private label mortgage-backed securities-residential	—	—%	40	5.50%	—	—%	—	—%	40	5.50%
Total securities available for sale	$—	—%	$961	2.03%	$2,500	2.08%	$8,521	2.41%	$11,982	2.31%

	September 30, 2017
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$—	—%	$—	—%	$204	4.00%	$3,262	3.38%	$3,466	3.42%
Mortgage-backed securities - commercial	—	—%	—	—%	—	—%	968	1.66%	968	1.66%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	—	—%	13,156	2.44%	8,760	2.46%	17,100	2.78%	39,016	2.59%
Debt securities	—	—%	2,000	1.00%	1,498	2.69%	963	2.34%	4,461	1.86%
Private label mortgage-backed securities - residential	—	—%	—	—%	—	—%	457	3.46%	457	3.46%
Corporate securities	—	—%	—	—%	3,000	4.00%	—	—%	3,000	4.00%
Total securities held to maturity	$—	—%	$15,156	2.25%	$13,462	2.85%	$22,750	2.82%	$51,368	2.66%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2017, we had $10.3 million in brokered deposits as compared to $13.9 million at September 30, 2016.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2017, $128.0 million, or 24.9% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2017			2016			2015
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$98,728	19.16%	0.00%	$94,462	19.17%	0.00%	$87,915	18.86%	0.00%
Savings accounts	107,362	20.84%	0.74%	100,706	20.44%	0.72%	90,196	19.34%	0.69%
NOW accounts	43,556	8.45%	0.25%	49,045	9.96%	0.20%	41,457	8.89%	0.17%
Money market accounts	137,527	26.69%	0.77%	114,458	23.23%	0.41%	103,593	22.22%	0.36%
Certificates of deposit	108,740	21.11%	1.20%	114,355	23.21%	1.16%	122,088	26.18%	0.99%
Retirement accounts	19,288	3.74%	1.24%	19,624	3.98%	1.19%	21,020	4.51%	1.20%

Total deposits	$515,201	100.00%	0.68%	$492,650	100.00%	0.58%	$466,269	100.00%	0.54%

As of September 30, 2017, the aggregate amount of outstanding certificates of deposit (including retirement accounts) in amounts greater than or equal to $100,000 was $87.0 million. The following table sets forth the maturity of these certificates as of September 30, 2017 (in thousands):

Three months or less	$7,077
Over three months through six months	17,822
Over six months through one year	21,010
Over one year to three years	—
Over three years	11,223

Total	$57,132

At September 30, 2017, $72.0 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2017	2016	2015
	(In thousands)

Beginning balance	$398,188	$378,354	$364,145
Net deposits before interest credited	15,434	17,233	11,884
Interest credited	2,851	2,601	2,325

Ending balance	$416,473	$398,188	$378,354

Borrowings. Our borrowings consist of short- and long-term advances from the Federal Home Loan Bank of New York.

As of September 30, 2017, we had long term advances from the Federal Home Loan Bank in the amount of $31.9 million. These aggregate borrowings represent 5.8% of total liabilities and had a weighted average rate of 2.00% at September 30, 2017. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2017, we had an aggregate borrowing capacity of $144.5 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2017 mature as follows (in thousands):

Year Ending September 30,

2018	$5,100
2019	8,940
2020	10,294
2021	2,500
2022	5,071
Thereafter	—
$31,905

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2017	2016
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$966	$1,080
Maximum month-end balance during the year	$11,150	$16,200
Average interest rate during the year	1.00%	0.56%

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

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing Magyar Bank’s main office. On January 24, 2006, Magyar Bank exercised a purchase option within its lease from Hungaria Urban Renewal, LLC allowing Magyar Bank to purchase the land and building from this entity. Magyar Bank acquired a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning Magyar Bank’s main office site. As part of a tax abatement agreement with the City of New Brunswick, Magyar Bank’s new office will remain in Hungaria Urban Renewal, LLC’s name.

Magyar Service Corp., a New Jersey corporation, is a wholly owned subsidiary of Magyar Bank. Magyar Service Corp. offers Magyar Bank customers and others a complete range of non-deposit investment products and financial planning services, including insurance products, fixed and variable annuities, and retirement planning for individual and commercial customers.

Personnel

At September 30, 2017 we employed 99 full-time employees and 6 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At September 30, 2017, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. At September 30, 2017, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2017, the Company had approximately $931,000 of federal and $1.9 million of state net operating loss carry forwards available to offset future taxable income for tax reporting purposes. The federal and state net operating loss carry forwards will begin to expire in 2029, if not used. Based on projections of future taxable income, the Company expects to be able to utilize all net operating loss carry forwards prior to their expiration.

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

At September 30, 2017, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 11.75%, total capital to risk-based assets was 12.57%, and Tier 1 capital to total assets leverage ratio was 8.41%.

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

As of September 30, 2017, Magyar Bank was in compliance with these requirements.

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $498,000 for the year ended September 30, 2017 and $720,000 for the year ended September 30, 2016.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

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

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. We received an “outstanding” CRA rating in our most recently completed federal examination, which was conducted by the FDIC in 2016.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2017, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2017, the fair value of our total securities portfolio was $63.1 million. The unrealized net loss on securities totaled $294,000 on a pre-tax basis at September 30, 2017.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2017, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $539,000, or 2.89%, decrease in net interest income in the first year following the change in interest rates, and a $79,000, or 0.42%, increase in net interest income in the second year following the change in interest rates. At September 30, 2017, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience a $753,000, or 4.03%, decrease in net interest income in the first year following the change in interest rates, and a $1.3 million, or 7.06%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2017, our available-for-sale securities portfolio totaled $11.8 million, which included $9.4 million mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2017, our portfolio of commercial business and commercial real estate loans totaled $248.2 million, or 52.4% of our total loans, compared to $238.4 million, or 52.1% of our total loans at September 30, 2016 and $215.3 million, or 50.9% of our total loans at September 30, 2015. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2017, our non-performing loans decreased to $2.4 million from $4.2 million at September 30, 2016. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.73% of total loans and 147.4% of total non-performing loans at September 30, 2017. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2017.

Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Our customers are also the target of cyber-attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

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

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our seven banking offices as of September 30, 2017:

	Leased or	Original Year	Year of
Location	Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	—
New Brunswick, New Jersey, 08901

Full - Service Branches:
3050 State Route 27	Owned	1969	—
Kendall Park, New Jersey, 08824

582 Milltown Road	Leased	2002	2021
North Brunswick, New Jersey, 08902

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey, 08876

475 North Bridge Street	Leased	2010	2025
Bridgewater, New Jersey, 08807

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey, 08820

1199 Amboy Avenue	Leased	2017	2027
Edison, New Jersey, 08837

Loan Product Office:
46-48 State Route 36	Owned	2016	—
Keyport, New Jersey 07735

The net book value of our premises, land and equipment was approximately $17.6 million at September 30, 2017.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

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

(a)       Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2017, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.0% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2017 was 432. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2017	High	Low	Price	Declared

Quarter ended September 30, 2017	$13.75	$12.05	$12.25	$—
Quarter ended June 30, 2017	13.95	12.25	13.12	—
Quarter ended March 31, 2017	14.95	11.60	13.00	—
Quarter ended December 31, 2016	12.11	10.09	12.00	—

Fiscal Year Ended			Closing	Dividends
September 30, 2016	High	Low	Price	Declared

Quarter ended September 30, 2016	$10.60	$9.65	$10.09	$—
Quarter ended June 30, 2016	10.24	9.65	9.90	—
Quarter ended March 31, 2016	10.31	9.51	9.88	—
Quarter ended December 31, 2015	11.00	9.56	10.01	—

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

	Number of securities to		Number of
	be issued upon exercise	Weighted	securities remaining
	of outstanding options	average exercise	available for
	and rights	price	issuance under plan

Stock options	—	—	84,053
Shares of restricted stock	—	—	—
Total	—	—	84,053

(b)       Not applicable.

(c)       Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 81,000 shares had been repurchased as of September 30, 2017 at an average price of $8.33.

There were no repurchases of our common stock during the year ended September 30, 2017.

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

During the year ended September 30, 2017, the Company’s total assets grew $18.7 million to $603.0 million. The increase was attributable to a $15.7 million, or 3.4%, increase in net loans due to growth in commercial real estate, residential mortgage, construction and commercial business loans. Investment securities increased $5.0 million, or 8.6%, to $63.2 million. Other real estate owned decreased $1.0 million, or 8.5%, to $11.1 million.

Total deposits increased $22.6 million, or 4.6%, to $515.2 million during the year ended September 30, 2017 from $492.7 million at September 30, 2016, due to increases of $23.1 million in money market accounts, $6.7 million in savings accounts, and $4.3 million in demand accounts. The increase was partially offset by decreases of $5.6 million in certificate deposit accounts, $5.5 million in NOW accounts, and $336,000 in retirement accounts.

The Company reported net income of $1.4 million for the year ended September 30, 2017. Net income increased $332,000, or 30.4%, compared with net income of $1.1 million for the year ended September 30, 2016. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $1.3 million, or 7.6%, to $18.2 million. Partially offsetting this increase were lower non-interest income, which decreased $146,000, or 6.8%, to $2.0 million, and higher non-interest expenses, which increased $501,000, or 3.1%, to $16.4 million between the annual periods.

Throughout 2018, we expect to continue reducing non-performing assets, increasing our commercial real estate and commercial business loans, and managing non-interest expenses in order to increase profitability of the Company.

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

Comparison of Financial Condition at September 30, 2017 and September 30, 2016

Total Assets. Total assets increased $18.7 million, or 3.2%, during the twelve months ended September 30, 2017. The increase was attributable to a $15.7 million increase in loans receivable, net of allowance of loss, and a $5.0 million increase in investment securities, partially offset by a $2.3 million decrease in other real estate owned and other assets.

Loans Receivable. Total loans receivable, net of allowance for loan losses, increased $15.7 million, or 3.4%, to $470.7 million at September 30, 2017 from $455.0 million at September 30, 2016. At September 30, 2017, total loans receivable were comprised of $207.1 million (43.7%) in commercial real estate loans, $178.3 million (37.6%) in 1-4 family residential mortgage loans, $41.1 million (8.7%) in commercial business loans, $24.8 million (5.2%) in home equity lines of credit and other loans, and $22.6 million (4.8%) in construction loans. Total loans receivable at September 30, 2016 were comprised of $199.5 million (43.6%) in commercial real estate loans, $173.2 million (37.8%) in 1-4 family residential mortgage loans, $38.9 million (8.5%) in commercial business loans, $31.3 million (6.8%) in home equity lines of credit and other loans, and $14.9 million (3.3%) in construction loans.

Total non-performing loans decreased $1.8 million to $2.4 million during the year ended September 30, 2017 from $4.2 million at September 30, 2016. At September 30, 2017, non-performing loans consisted of eight loans secured by 1-4 family residential mortgages totaling $1.7 million, three commercial real estate loans totaling $482,000, and one commercial business loans totaling $213,000. The ratio of non-performing loans to total loans was 0.5% at September 30, 2017 compared to 0.9% at September 30, 2016.

Once a loan is deemed non-performing, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $1.1 million to $1.7 million at September 30, 2017 from $2.8 million at September 30, 2016. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2017. Foreclosure of owner-occupied residential properties in the State of New Jersey can take several years. During the year ended September 30, 2017, Magyar Bank charged off $295,000 from these loans through a reduction of its allowance for loan loss and recovered $50,000 from prior year charge-offs.

There were no non-performing construction loans at September 30, 2017 and 2016. There were no charge-offs of non-performing construction loans while $12,000 was recovered from a prior year charge off during the year ended September 30, 2017.

Non-performing commercial real estate loans increased $39,000, or 8.8%, to $482,000 at September 30, 2017 from $443,000 at September 30, 2016. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2017. During the year ended September 30, 2017 Magyar Bank charged off $23,000 in non-performing commercial real estate loans through a reduction of its allowance for loan loss.

Non-performing commercial business loans decreased $784,000 to $213,000 at September 30, 2017 from $997,000 at September 30, 2016. During the year ended September 30, 2017, Magyar Bank charged off $672,000 in non-performing commercial business loans through a reduction of its allowance for loan loss and $4,000 was recovered from a prior year charge-off.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable decreased to 0.54% at September 30, 2017 from 0.92% at September 30, 2016. The allowance for loan losses increased $419,000 to $3.5 million, or 147.4% of non-performing loans, at September 30, 2017 compared with $3.1 million, or 72.6% of non-performing loans, at September 30, 2016. Provisions for loan loss during the year ended September 30, 2017 were $1.3 million while net charge-offs were $924,000, compared with a provision of $1.4 million and net charge-offs of $1.2 million for the prior year period. The allowance for loan losses was 0.73% and 0.67% of gross loans outstanding at September 30, 2017 and 2016, respectively.

Investment Securities. Investment securities increased $5.0 million, or 8.6%, to $63.2 million at September 30, 2017 from $58.2 million at September 30, 2016. Investment securities at September 30, 2017 consisted of $52.8 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $6.9 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes and $497,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2017.

Securities available-for-sale increased $6.6 million, or 125.7%, to $11.8 million at September 30, 2017 from $5.2 million at September 30, 2016. The increase was primarily the result of $7.9 million in purchases, $1.1 million in principal and premium amortization and $167,000 in unrealized losses during the year.

Securities held-to-maturity decreased $1.6 million, or 3.0%, to $51.4 million at September 30, 2017 from $52.9 million at September 30, 2016. The decrease was the result of $5.5 million in security purchases, offset by $2.0 million in maturities, $5.0 million in principal and premium amortization and $127,000 in unrealized losses during the year.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $293,000, or 2.6%, to $11.6 million at September 30, 2017 from $11.3 million at September 30, 2016. The increase in bank-owned life insurance was due to the increase in the cash surrender value of the existing policies.

Other Real Estate Owned. Other real estate owned decreased $1.0 million, or 8.5%, to $11.1 million at September 30, 2017 from $12.1 million at September 30, 2016.

During the year ended September 30, 2017, the Company sold ten properties totaling $1.8 million at a net loss of $80,000, invested $58,000 to complete or repair properties, and obtained title for three properties totaling $1.2 million previously securing non-performing loans. In addition, the carrying values of properties were reduced by $400,000 from valuation allowances, insurance proceeds and sales deposits. OREO at September 30, 2017 consisted of twelve residential properties (seven of which were leased), six real estate lots or land, and five commercial real estate buildings. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, marketing the properties for individual sale, or selling properties to an investor and developer.

Deposits. Total deposits increased $22.6 million, or 4.6%, to $515.2 million at September 30, 2017 from $492.7 million at September 30, 2016.

The Company’s deposit strategy during the year ended September 30, 2017 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to continue replacing higher-cost, single service time deposit account holders with non-interest bearing checking and savings account balances. In addition, the Company opened its seventh retail branch office in Edison, New Jersey in June 2017.

The increase in deposits during the twelve months ended September 30, 2017 occurred in money market account balances, which increased $23.1 million, or 20.2%, in savings account balances, which increased $6.7 million, or 6.6%, in non-interest checking account balances, which increased $4.3 million, or 4.5%. Partially offsetting these increases were decreases of $6.0 million, or 4.4%, in certificates of deposit (including individual retirement accounts) and $5.5 million, or 11.2%, in interest-bearing checking account balances. Deposits accounted for 85.4% of assets and 109.5% of net loans receivable at September 30, 2017.

At September 30, 2017, the Company held $10.3 million in brokered certificates of deposit, reflecting a $3.6 million decrease from September 30, 2016.

Borrowed Funds. Borrowings, which include Federal Home Loan Bank of New York advances, decreased $4.1 million, or 11.5%, to $31.9 million, or 5.3% of assets at September 30, 2017 from $36.0 million at September 30, 2016. The Bank’s borrowings consisted of Federal Home Loan Bank of New York advances at September 30, 2017.

Stockholders’ Equity. Stockholders’ equity increased $1.7 million, or 3.6%, to $49.4 million at September 30, 2017 from $47.7 million at September 30, 2016. The increase in stockholders’ equity was attributable to the Company’s results of operations for the year ended September 30, 2017.

The Company did not repurchase any shares during the twelve months ended September 30, 2017. The Company has repurchased 81,000 shares pursuant to the second stock repurchase plan through September 30, 2017, reducing outstanding shares to 5,820,746.

The Company’s book value per share increased to $8.50 at September 30, 2017 from $8.20 at September 30, 2016. The increase was attributable to the Company’s results from operations.

Comparison of Operating Results for the Years Ended September 30, 2017 and 2016

Net Income. The Company’s net income was $1.4 million for the year ended September 30, 2017, reflecting a $332,000, or 30.4%, increase from $1.1 million for the year ended September 30, 2016. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $1.3 million. Partially offsetting this increase were lower non-interest income, which decreased $146,000, and higher non-interest expenses, which increased $501,000, between the annual periods.

For the year ended September 30, 2017, the net interest margin improved by 9 basis points to 3.36% from 3.27% the prior year period. In addition to growth in its interest earning assets during the year, the Company experienced higher yields on earning assets due to higher market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased $1.3 million, or 7.6%, to $18.2 million during the year ended September 30, 2017 from $16.9 million during the year ended September 30, 2016. Total interest and dividend income increased $1.5 million, or 7.5%, to $22.0 million for the year ended September 30, 2017 from $20.5 million for the year ended September 30, 2016 while interest expense increased $241,000, or 6.8%, to $3.8 million for the year ended September 30, 2017 from $3.5 million for the year ended September 30, 2016.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2017, 2016 and 2015. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$15,392	$175	1.14%	$22,651	$172	0.76%	$11,432	$84	0.74%
Loans receivable, net	462,364	20,297	4.39%	429,065	18,765	4.36%	412,718	17,987	4.36%
Securities
Taxable	61,801	1,387	2.24%	62,847	1,417	2.25%	58,343	1,283	2.20%
FHLB of NY stock	2,180	119	5.48%	2,159	97	4.46%	1,994	83	4.17%
Total interest-earning assets	541,737	21,978	4.06%	516,722	20,451	3.95%	484,487	19,437	4.01%
Noninterest-earning assets	47,958			51,784			52,691
Total assets	$589,695			$568,506			$537,178

Interest-bearing liabilities:
Savings accounts (1)	$109,486	$804	0.73%	$95,136	$671	0.70%	$80,782	$505	0.63%
NOW accounts (2)	161,743	679	0.42%	153,575	489	0.32%	146,363	415	0.28%
Time deposits (3)	131,388	1,570	1.20%	138,253	1,628	1.17%	137,731	1,526	1.11%
Total interest-bearing deposits	402,617	3,053	0.76%	386,964	2,788	0.72%	364,876	2,446	0.67%
Borrowings	34,538	720	2.08%	34,507	744	2.15%	31,613	750	2.37%
Total interest-bearing liabilities	437,155	3,773	0.86%	421,471	3,532	0.84%	396,489	3,196	0.81%
Noninterest-bearing liabilities	103,458			99,260			93,744
Total liabilities	540,613			520,731			490,233
Retained earnings	49,082			47,775			46,945
Total liabilities and retained earnings	$589,695			$568,506			$537,178

Net interest and dividend income		$18,205			$16,919			$16,241
Interest rate spread			3.20%			3.11%			3.20%
Net interest-earning assets	$104,582			$95,251			$87,998
Net interest margin (4)			3.36%			3.27%			3.35%
Average interest-earning assets to
average interest-bearing liabilities	123.92%			122.60%			122.19%

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

	September 30,
	2017 vs. 2016			2016 vs. 2015
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(66)	$69	$3	$86	$2	$88
Loans	1,407	125	1,532	778	0	778
Securities
Taxable	(24)	(6)	(30)	104	30	134
FHLB of NY stock	1	21	22	8	6	14
Total interest-earning assets	1,318	209	1,527	975	39	1,014

Interest-bearing liabilities:
Savings accounts (1)	104	29	133	102	64	166
NOW accounts (2)	28	162	190	19	55	74
Time deposits (3)	(93)	35	(58)	7	95	102
Total interest-bearing deposits	38	227	265	128	214	342
Borrowings	1	(25)	(24)	66	(72)	(6)
Total interest-bearing liabilities	39	202	241	194	142	336

Increase (decrease) in tax equivalent
net interest income	$1,279	$7	1,286	$781	$(103)	678

Increase in net interest income			$1,286			$678

(1) Includes passbook savings, money market passbook and club accounts.

(2) Includes interest-bearing checking and money market accounts.

(3) Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 7.5%, to $22.0 million for the year ended September 30, 2017 from $20.5 million for the year ended September 30, 2016. The average balance of interest-earnings assets between the two periods increased $25.0 million, or 4.8%, to $541.7 million from $516.7 million, while the yield on the assets increased 11 basis points to 4.06% for the year ended September 30, 2017 from 3.95% for the same period prior year.

Interest income on loans increased $1.5 million, or 8.2%, to $20.3 million for the year ended September 30, 2017, while the average balance of loans increased $33.3 million, or 7.8%, to $462.4 million from $429.1 million. The average yield on such loans was 4.39% at September 30, 2017 compared with 4.36% at September 30, 2016. The increase in yield on loans reflected a $33.3 million increase in the average balance in loan receivables during the year ended September 30, 2017.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, decreased $27,000, or 1.7%, to $1.6 million for the year ended September 30, 2017 from the prior year. The decrease was primarily due to an $8.3 million, or 9.7% decrease in the average balance of investment securities and interest earning deposits to $77.2 million from $85.5 million from the prior year and a 16 basis point increase in the average yield on investment securities to 2.02% from 1.86%.

Interest Expense. Interest expense increased $241,000, or 6.8%, to $3.8 million for the year ended September 30, 2017 from $3.5 million for the year ended September 30, 2016. The average balance of interest-bearing liabilities increased $15.7 million, or 3.7%, to $437.2 million from $421.5 million between the two periods while the cost of such liabilities increased 2 basis points to 0.86% for the year ended September 30, 2017 from 0.84% for the same period prior year.

The average balance of interest-bearing deposits increased $15.7 million, or 4.0%, to $402.6 million for the year ended September 30, 2017 from $387.0 million for the prior year while the average cost of such deposits increased 4 basis points to 0.76% from 0.72%. Interest expense on average deposits increased $265,000, or 9.5%, to $3.1 million for the year ended September 30, 2017 from $2.8 million for the year ended September 30, 2016.

Interest expense on advances decreased $24,000, or 3.2%, to $720,000 for the year ended September 30, 2017 from $744,000 for the year ended September 30, 2016. The average cost of borrowings decreased 7 basis points to 2.08% for the year ended September 30, 2017 from 2.15% for the year ended September 30, 2016. The average balance of advances and securities sold under agreements to repurchase increased $31,000 to $34.5 million for the year ended September 30, 2017 from the prior year.

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

After an evaluation of these factors, management made a provision of $1.3 million for the year ended September 30, 2017 compared with a $1.4 million provision for the prior year. There were net charge-offs of $924,000 for the year ended September 30, 2017 compared with $1.2 million for the year ended September 30, 2016. The charge-offs resulted from updated valuations of collateral securing impaired loans.

Total non-performing loans decreased $1.8 million, or 44.0%, to $2.4 million at September 30, 2017 from $4.2 million at September 30, 2016. The allowance for loan losses increased $419,000 to $3.5 million, or 0.73% of gross loans outstanding at September 30, 2017, from $3.1 million, or 0.67% of gross loans outstanding at September 30, 2016. The increase in the allowance for loan losses during the year ended September 30, 2017 was attributable to provisions for loan loss of $1.3 million and recoveries totaling $66,000, offset by charge-offs totaling $990,000.

Other Income. Other income declined $146,000 during the year ended September 30, 2017 due to lower gains on the sales of assets, which were $324,000 for the twelve months ended September 30, 2017 compared with $697,000 for the twelve months ended September 30, 2016. Gains from the sales of loans declined $301,000, or 48.2%, to $324,000 from $625,000 for the year ended September 30, 2016. The gains from the sales of investment securities declined $72,000 in the current year period.

Other Expenses. Other expenses increased $501,000, or 3.1%, to $16.4 million for the year ended September 30, 2017 compared to $15.9 million for the year ended September 30, 2016 due to higher compensation and benefit expenses. Compensation and benefit expenses increased $602,000, or 7.1%, to $9.1 million due to the opening of the Bank’s seventh branch location in June of 2017 as well as annual merit increases for employees, higher incentive plan accruals, and higher medical benefit expenses than the prior year period.

Partially offsetting the increases were decreases in FDIC insurance premiums and OREO expenses. FDIC insurance premium expense decreased $222,000, or 30.8%, to $498,000 for the year ended September 30, 2017 from $720,000 for the year ended September 30, 2016. OREO expenses decreased $178,000 during the year ended September 30, 2017 from the year ended September 30, 2016.

Income Tax Expense. The Company recorded tax expense of $994,000 for the year ended September 30, 2017 compared with tax expense of $664,000 for the year ended September 30, 2016. The increase in income tax expense was due to a $332,000 increase in net income and the write-off of the Company’s deferred tax asset for the non-qualified stock options that expired in fiscal year 2017. The Company’s effective tax rates were 41.1% and 37.8% for the years ended September 30, 2017 and 2016, respectively.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2017, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Increase
Interest rates	Estimated	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$18,123	$(539)	-2.89%	$18,705	$79	0.42%
Unchanged	18,662	—	—	18,626	—	—
-100	17,909	(753)	-4.03%	17,311	(1,315)	-7.06%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2017, our liquidity ratio was 17.8% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $22.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $11.8 million at September 30, 2017. At September 30, 2017, we also had the ability to borrow $144.5 million from the FHLBNY. On that date, we had an aggregate of $31.9 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2017, we had $6.4 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $64.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2018 totaled $72.0 million, or 14.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2018. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. We originated $84.2 million and $92.7 million of loans and purchased $13.4 million and $17.1 million of investment securities for the years ended September 30, 2017 and 2016, respectively.

Financing activities consist primarily of activity in deposit accounts and FHBNY advances. We experienced a net increase in total deposits of $22.6 million for the year ended September 30, 2017 and a net increase in total deposits of $26.4 million for the year ended September 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $31.9 million and $36.0 million at September 30, 2017 and September 30, 2016, respectively. FHLBNY advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, including a commitment to maintain capital at or above the well capitalized level (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2017, Magyar Bank’s Tier 1 capital as a percentage of the Bank's average assets was 8.41% and the total qualifying capital as a percentage of risk-weighted assets was 12.57%.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. For additional information, see Note P, “Commitments,” and Note Q “Financial Instruments with Off-Balance-Sheet Risk” to our consolidated financial statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2017. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
September 30, 2017	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Federal Home Loan Bank advances	$5,100	$19,234	$7,571	$—	$31,905
Repurchase agreements	—	—	—	—	—
Operating leases	666	1,374	1,294	2,770	6,104
Total	$5,766	$20,608	$8,865	$2,770	$38,009

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Magyar Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

December 21, 2017

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,
	2017	2016
Assets
Cash	$871	$1,000
Interest earning deposits with banks	21,463	20,806
Total cash and cash equivalents	22,334	21,806

Investment securities - available for sale, at fair value	11,815	5,234
Investment securities - held to maturity, at amortized cost (fair value of
$51,241 and $53,849 at September 30, 2017 and 2016, respectively)	51,368	52,934
Federal Home Loan Bank of New York stock, at cost	2,002	2,239
Loans receivable, net of allowance for loan losses of $3,475 and $3,056
at September 30, 2017 and 2016, respectively	470,693	455,031
Bank owned life insurance	11,550	11,257
Accrued interest receivable	1,929	1,710
Premises and equipment, net	17,567	18,084
Other real estate owned ("OREO")	11,056	12,082
Other assets	2,730	4,000

Total assets	$603,044	$584,377

Liabilities and Stockholders' Equity
Liabilities
Deposits	$515,201	$492,650
Escrowed funds	1,937	1,668
Federal Home Loan Bank of New York advances	31,905	36,040
Accrued interest payable	105	115
Accounts payable and other liabilities	4,439	6,179

Total liabilities	553,587	536,652

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at September 30, 2017 and 2016	59	59
Additional paid-in capital	26,289	26,270
Treasury stock: 102,996 shares
at September 30, 2017 and 2016, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(492)	(627)
Retained earnings	25,757	24,334
Accumulated other comprehensive loss	(1,004)	(1,159)

Total stockholders' equity	49,457	47,725

Total liabilities and stockholders' equity	$603,044	$584,377

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Year
	Ended September 30,
	2017	2016

Interest and dividend income
Loans, including fees	$20,297	$18,765
Investment securities
Taxable	1,562	1,589
Federal Home Loan Bank of New York stock	119	97

Total interest and dividend income	21,978	20,451

Interest expense
Deposits	3,053	2,788
Borrowings	720	744

Total interest expense	3,773	3,532

Net interest and dividend income	18,205	16,919

Provision for loan losses	1,343	1,366

Net interest and dividend income after
provision for loan losses	16,862	15,553

Other income
Service charges	1,256	1,023
Income on bank owned life insurance	293	295
Other operating income	126	130
Gains on sales of loans	324	625
Gains on sales of investment securities	—	72

Total other income	1,999	2,145

Other expenses
Compensation and employee benefits	9,084	8,482
Occupancy expenses	2,803	2,727
Professional fees	1,018	984
Data processing expenses	513	486
OREO expenses	592	770
FDIC deposit insurance premiums	498	720
Loan servicing expenses	269	220
Insurance expense	233	253
Other expenses	1,434	1,301
Total other expenses	16,444	15,943

Income before income tax expense	2,417	1,755

Income tax expense	994	664

Net income	$1,423	$1,091

Net income per share-basic and diluted	$0.24	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Year
	Ended September 30,
	2017	2016

Net income	$1,423	$1,091
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	(218)	49
Less: reclassification for realized gains on sales
of securities available for sale	—	(72)
Defined benefit pension plan	490	(242)
Other comprehensive income (loss), before tax	272	(265)
Deferred income tax effect	(117)	105
Total other comprehensive income (loss)	155	(160)
Total comprehensive income	$1,578	$931

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Years Ended September 30, 2017 and 2016

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2015	5,819,494	$59	$26,275	$(1,166)	$(752)	$23,252	$(999)	$46,669
Net income	—	—	—	—	—	1,091	—	1,091
Other comprehensive loss	—	—	—	—	—	—	(160)	(160)
Treasury stock used for restricted stock plan	1,252	—	(5)	14	—	(9)	—	—
ESOP shares allocated	—	—	(3)	—	125	—	—	122
Stock-based compensation expense	—	—	3	—	—	—	—	3
Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725
Net income	—	—	—	—	—	1,423	—	1,423
Other comprehensive income	—	—	—	—	—	—	155	155
ESOP shares allocated	—	—	19	—	135	—	—	154
Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2017	2016*

Operating activities
Net income	$1,423	$1,091
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	816	778
Premium amortization on investment securities, net	187	195
Provision for loan losses	1,343	1,366
Provision for loss on other real estate owned	218	301
Originations of loans held for sale	(4,382)	(6,194)
Proceeds from the sales of loans	4,706	9,842
Gains on sale of loans	(324)	(625)
Gains on sales of investment securities	—	(72)
Losses on the sales of other real estate owned	80	101
ESOP compensation expense	154	122
Stock-based compensation expense	—	3
Deferred income tax expense	997	605
Increase in accrued interest receivable	(219)	(7)
Increase in surrender value bank owned life insurance	(293)	(295)
Decrease (increase) in other assets	155	(18)
(Decrease) increase in accrued interest payable	(10)	13
(Decrease) increase in accounts payable and other liabilities	(1,250)	1,307
Net cash provided by operating activities	3,601	8,513

Investing activities
Net increase in loans receivable	(5,540)	(31,255)
Purchases of loans receivable	(12,626)	(9,393)
Purchases of investment securities held to maturity	(5,484)	(10,565)
Purchases of investment securities available for sale	(7,931)	(6,482)
Sales of investment securities available for sale	—	6,298
Principal repayments on investment securities held to maturity	6,896	10,080
Principal repayments on investment securities available for sale	1,099	1,033
Purchases of premises and equipment	(299)	(184)
Investment in other real estate owned	(58)	(162)
Proceeds from other real estate owned	1,948	4,835
Redemptions (purchases) of Federal Home Loan Bank stock	237	(214)
Net cash used by investing activities	(21,758)	(36,009)

Financing activities
Net increase in deposits	22,551	26,381
Net increase in escrowed funds	269	367
Proceeds from long-term advances	865	6,706
Repayments of long-term advances	(5,000)	(2,260)
Net cash provided by financing activities	18,685	31,194
Net increase in cash and cash equivalents	528	3,698

Cash and cash equivalents, beginning of period	21,806	18,108

Cash and cash equivalents, end of period	$22,334	$21,806

Supplemental disclosures of cash flow information
Cash paid for
Interest	3,782	$3,520
Income taxes	$36	$4
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,161	$1,824
OREO transferred to premises and equipment	$—	$860

*The line item “Origination of loans held for sale” for the year ended September 30, 2016 has been revised, see Note B Summary of Significant Accounting Policies, and Note T Correction of Immaterial Error for further discussion on the revision.

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

The Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s administrative office is located in New Brunswick, New Jersey. The Bank has seven branch offices which are located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and Edison, New Jersey, and a loan product office located in Keyport, New Jersey. The Bank’s savings deposits are insured by the FDIC through the Deposit Insurance Fund (DIF); also, the Bank is a member of the Federal Home Loan Bank of New York.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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

September 30, 2017 and 2016

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

September 30, 2017 and 2016

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2017 and 2016.

6. Revenue recognition

The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes earnings on bank-owned life insurance, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions.

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

September 30, 2017 and 2016

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

8. Pension and Postretirement Plans

The Company sponsors qualified defined benefit pension plan and supplemental executive retirement plan (SERP). The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. This involves extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plan could have an adverse impact on our cash flow. Changes in the key actuarial assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and other postretirement benefit plan. See Note M, “Pension Plan,” and Note N, “Non-Qualified Compensation Plan” for information on these plans and the assumptions used.

9. Income Taxes

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

At September 30, 2017 and 2016, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the years ended September 30, 2017 and 2016. The tax years subject to examination by the taxing authorities are the years ended September 30, 2012 and forward.

10. Advertising Costs

The Company expenses advertising costs as incurred.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

11. Earnings Per Share

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

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations. All stock options were anti-dilutive at September 30, 2017 and 2016.

	For the Years Ended September 30,
	2017			2016
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic EPS
Net income available to common shareholders	$1,423	5,820,746	$0.24	$1,091	5,820,563	$0.19
Effect of dilutive securities
Options and grants	—	—	—	—	—	—
Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,423	5,820,746	$0.24	$1,091	5,820,563	$0.19

12. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the years ended September 30, 2017 and 2016 were as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	September 30,
	2017			2016
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding (losses) gains arising
during period on:
Available-for-sale investments	$(218)	$79	$(139)	$49	$(21)	$28
Less reclassification adjustment for net gains
realized on available-for-sale investments (a) (b)	—	—	—	(72)	29	(43)
Defined benefit pension plan	490	(196)	294	(242)	97	(145)
Other comprehensive income (loss), net	$272	$(117)	$155	$(265)	$105	$(160)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations

The components of accumulated other comprehensive loss at September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In thousands)

Available-for-sale investments	$(106)	$32
Defined benefit pension plan	(898)	(1,191)
Total accumulated other comprehensive loss	$(1,004)	$(1,159)

13. Bank-Owned Life Insurance

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

14. Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit. Such financial instruments are recorded when they are funded. The Company does not engage in the use of derivative financial instruments. See Note Q, “Financial Instruments With Off-Balance Risk”.

15. Segment Reporting

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

16. Correction of Immaterial Error

The Company identified an error in the presentation of the Consolidated Statements of Cash Flows for the year ended September 30, 2016. Originations of SBA loans to be sold were incorrectly included within the net increase in loans receivable under the Investing activities section of the Consolidated Statement of Cash Flows. The origination of these loans should have been included as a separate line item under the Operating activities section where the proceeds from the SBA loans were reported.

The Company evaluated the effect of the incorrect presentation of the Consolidated Statement of Cash Flows for the year ended September 30, 2016. Based on the evaluation of quantitative and qualitative factors, the Company concluded that classification error did not materially misstate the Company’s previously issued financial statements.

Management corrected the classification of originations of SBA loans for the year ended September 30, 2016 and the accompanying Consolidated Financial Statement of Cash Flows have been revised to reflect the proper presentation of cash flows related to the SBA loans. The correction had no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, or the Consolidated Statements of Changes in Stockholders’ Equity. See Note T to the Consolidated Financial Statements for additional details to this revision.

17. New Accounting Pronouncements

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

Based on our evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of ASU 2014-09 because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes anticipated with the adoption of ASU 2014-09 will likely be similar to our current revenue recognition practices. The Company evaluated certain noninterest revenue streams, including, deposit related fees, service and interchange fees, and merchant income to determine the potential impact of the guidance on the Company’s consolidated financial statements. The Company is expected to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The Company expects additional financial statement disclosures of non-interest income revenue streams and associated internal controls to be implemented along with the adoption of this ASU. In addition, we are reviewing our business processes, systems and controls to support recognition and disclosures under the new standard. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact the adoption of ASU 2017-12 will have on its consolidated financial statements.

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

September 30, 2017 and 2016

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

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the two-year period ended September 30, 2017:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2015	188,276	$14.61	1.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2016	188,276	14.61	0.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(188,276)	14.61
Balance at September 30, 2017	—	$—	$—	$—

Exercisable at September 30, 2017	—	$—	$—	$—

No stock options were granted or exercised during the years ended September 30, 2017 and 2016.

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2017 and 2016, and changes during those years:

Weighted
Average
	Number of	Grant Date
	Stock Awards	Fair Value
Balance at September 30, 2015	1,252	$4.30
Granted	—	—
Vested	(1,252)	4.30
Forfeited	—	—
Balance at September 30, 2016	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at September 30, 2017	—	$—

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

There were no stock option expenses for the year ended September 30, 2017, and 2016. Stock award expenses included with compensation expense were $0 and $3,000 for the years ended September 30, 2017, and 2016, respectively. The Company had no other stock-based compensation plans as of September 30, 2017 except as disclosed below.

On April 27, 2007 the Company announced its first stock repurchase program and authorized the repurchase of up to 5% of its publicly-held outstanding shares of common stock, or approximately 130,927 shares. The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares in November 2007. Pursuant to the second repurchase program, the Company had repurchased 81,000 shares of its common stock at an average cost of $8.33 per share through September 30, 2017, leaving 48,924 shares available for repurchase.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime Rate (3.75% at January 1, 2017) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans”. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $154,000 and $122,000 for years ended September 30, 2017 and 2016, respectively.

The following table presents the components of the ESOP shares as of September 30, 2017:

Unreleased shares at September 30, 2016	64,537
Shares released for allocation during the year ended September 30, 2017	(12,445)
Unreleased shares at September 30, 2017	52,092
Total released shares	165,771

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2017 was approximately $638,000.

NOTE D - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,442	$9	$(125)	$9,326
Debt securities	2,500	—	(51)	2,449
Private label mortgage-backed securities-residential	40	—	—	40
Total securities available for sale	$11,982	$9	$(176)	$11,815

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,466	$123	$(96)	$3,493
Mortgage-backed securities - commercial	968	—	(10)	958
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,016	349	(251)	39,114
Debt securities	4,461	—	(24)	4,437
Private label mortgage-backed securities - residential	457	—	(2)	455
Corporate securities	3,000	—	(216)	2,784
Total securities held to maturity	$51,368	$472	$(599)	$51,241

	At September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,075	$52	$—	$5,127
Private label mortgage-backed securities-residential	108	—	(1)	107
Total securities available-for-sale	$5,183	$52	$(1)	$5,234

	At September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,383	$171	$(90)	$4,464
Mortgage-backed securities - commercial	1,034	—	(1)	1,033
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,024	1,098	(16)	41,106
Debt securities	4,000	1	—	4,001
Private label mortgage-backed securities - residential	493	—	(6)	487
Corporate securities	3,000	—	(242)	2,758
Total securities held-to-maturity	$52,934	$1,270	$(355)	$53,849

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2017 are summarized in the following table:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	September 30, 2017
	(In thousands)
	Amortized	Fair
	Cost	Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	2,500	2,449
Due after 10 years	—	—
Total debt securities	2,500	2,449

Mortgage-backed securities:
Residential(1)	9,482	9,366
Commercial	—	—
Total	$11,982	$11,815

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $9.4 million and a fair value of $9.3 million for obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Also included are residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $40,000 and fair value of $40,000.

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2017 are summarized in the following table:

	September 30, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$2,000	$1,996
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	4,499	4,280
Due after 10 years	962	945
Total debt securities	7,461	7,221

Mortgage backed securities:
Residential(1)	42,939	43,062
Commercial(2)	968	958
Total	$51,368	$51,241

(1)	Held-to-maturity mortgage-backed securities – residential include an amortized cost of $3.5 million and a fair value of $3.5 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $39.0 million and a fair value of $39.1 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $457,000 and a fair value of $455,000.

(2)	Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $968,000 and a fair value of $958,000 for obligations of U.S. government agencies issued by the Small Business Administration.

There were no sales of securities from the available-for-sale portfolios during the year ended September 30, 2017 and there were sales totaling $6.3 million from the available-for-sale portfolio during the year ended September 30, 2016. The gross gains on sales of available-for-sale securities totaled $72,000 for the year ended September 30, 2016.

There were no sales of securities from the held-to-maturity portfolios during the years ended September 30, 2017 and 2016.

As of September 30, 2017 and 2016, securities having an estimated fair value of approximately $21.8 million and $27.8 million, respectively, were pledged to secure public deposits.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

Details of securities with unrealized losses at September 30, 2017 and 2016 are as follows:

		September 30, 2017
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$605	$(96)	$605	$(96)
Mortgage-backed securities - commercial	1	958	(10)	—	—	958	(10)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	6,582	(92)	21,713	(284)	28,295	(376)
Debt securities	5	4,890	(71)	1,996	(4)	6,886	(75)
Private label mortgage-backed securities residential	2	—	—	193	(2)	193	(2)
Corporate securities	1	—	—	2,784	(216)	2,784	(216)
Total	31	$12,430	$(173)	$27,291	$(602)	$39,721	$(775)

		September 30, 2016
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities- residential	2	$—	$—	$849	$(90)	$849	$(90)
Mortgage-backed securities - commercial	1	1,033	(1)	—	—	1,033	(1)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities- residential	2	1,376	(3)	1,942	(13)	3,318	(16)
Private label mortgage-backed securities- residential	3	172	(4)	330	(3)	502	(7)
Corporate securities	1	—	—	2,758	(242)	2,758	(242)
Total	9	$2,581	$(8)	$5,879	$(348)	$8,460	$(356)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2017 and 2016.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	September 30,	September 30,
	2017	2016
	(In thousands)

One-to four-family residential	$178,336	$173,235
Commercial real estate	207,118	199,510
Construction	22,622	14,939
Home equity lines of credit	18,536	21,967
Commercial business	41,113	38,865
Other	6,266	9,355
Total loans receivable	473,991	457,871
Net deferred loan costs	177	216
Allowance for loan losses	(3,475)	(3,056)

Total loans receivable, net	$470,693	$455,031

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $2.9 million and $4.5 million at September 30, 2017 and 2016, respectively. There were no new loans added during the year ended September 30, 2017 and total principal additions of $290,000 during the year ended September 30, 2016. Total principal repayments were approximately $305,000 and $463,000 for the year ended September 30, 2017 and 2016, respectively. Loans totaling $1.3 million at September 30, 2016 were excluded for directors that retired during the year ended September 30, 2017.

At September 30, 2017 and 2016, the Company was servicing loans for others amounting to approximately $38.7 million and $40.3 million, respectively. The Company held mortgage servicing rights in the amount of $69,000 and $97,000 at September 30, 2017 and 2016, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $97,000 and $114,000 at September 30, 2017 and 2016, respectively.

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

September 30, 2017 and 2016

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2017	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$3,124	$3,124	$3,436
Commercial real estate	—	—	4,088	4,088	4,110
Commercial business	—	—	243	243	243
Total impaired loans	$—	$—	$7,455	$7,455	$7,789

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2016	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$4,010	$4,010	$4,239
Commercial real estate	—	—	3,843	3,843	3,843
Home equity lines of credit	—	—	153	153	167
Commercial business	997	39	250	1,247	1,850
Total impaired loans	$997	$39	$8,256	$9,253	$10,099

The average recorded investment in impaired loans was $8.6 million and $10.0 million for the years ended September 30, 2017 and 2016, respectively. During the years ended September 30, 2017 and 2016, no interest income was recognized while the loans were impaired, and no interest income was recognized using the cash basis method of accounting while these loans were impaired.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2017
One-to four-family residential	$176,285	$127	$1,924	$—	$178,336
Commercial real estate	204,435	—	2,683	—	207,118
Construction	20,194	—	2,428	—	22,622
Home equity lines of credit	18,536	—	—	—	18,536
Commercial business	40,820	293	—	—	41,113
Other	6,266	—	—	—	6,266
Total	$466,536	$420	$7,035	$—	$473,991

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2016
One-to four-family residential	$169,596	$209	$3,430	$—	$173,235
Commercial real estate	196,838	—	2,672	—	199,510
Construction	12,461	—	2,478	—	14,939
Home equity lines of credit	21,814	—	153	—	21,967
Commercial business	37,868	—	—	997	38,865
Other	9,355	—	—	—	9,355
Total	$447,932	$209	$8,733	$997	$457,871

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2017
One-to four-family residential	$176,546	$—	$127	$1,663	$1,790	$1,663	$178,336
Commercial real estate	206,218	418	—	482	900	482	207,118
Construction	22,622	—	—	—	—	—	22,622
Home equity lines of credit	18,344	—	192	—	192	—	18,536
Commercial business	40,420	400	80	213	693	213	41,113
Other	6,266	—	—	—	—	—	6,266
Total	$470,416	$818	$399	$2,358	$3,575	$2,358	$473,991

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2016
One-to four-family residential	$170,705	$—	$44	$2,486	$2,530	$2,486	$173,235
Commercial real estate	198,577	—	490	443	933	443	199,510
Construction	14,671	268	—	—	268	—	14,939
Home equity lines of credit	21,686	—	—	281	281	281	21,967
Commercial business	36,706	1,159	3	997	2,159	997	38,865
Other	9,355	—	—	—	—	—	9,355
Total	$451,700	$1,427	$537	$4,207	$6,171	$4,207	$457,871

The amount of interest income not recognized on non-accrual loans was approximately $106,000 and $217,000 for the years ended September 30, 2017 and 2016, respectively. At September 30, 2017 and September 30, 2016, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2017 and 2016:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Charge-offs	(295)	(23)	—	—	(672)	—	—	(990)
Recoveries	36	—	12	14	4	—	—	66
Provision (credit)	304	225	117	(28)	648	(3)	80	1,343
Balance-September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2015	$395	$931	$453	$53	$969	$6	$79	$2,886
Charge-offs	(133)	(61)	—	(98)	(1,119)	—	—	(1,411)
Recoveries	—	100	7	80	28	—	—	215
Provision (credit)	280	105	(99)	36	1,098	3	(57)	1,366
Balance-September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017 and September 30, 2016:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	587	1,277	490	57	956	6	102	3,475

Loans receivable:
Balance - September 30, 2017	$178,336	$207,118	$22,622	$18,536	$41,113	$6,266	$—	$473,991
Individually evaluated
for impairment	3,124	4,088	—	—	243	—	—	7,455
Collectively evaluated
for impairment	175,212	203,030	22,622	18,536	40,870	6,266		466,536

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Individually evaluated
for impairment	—	—	—	—	39	—	—	39
Collectively evaluated
for impairment	542	1,075	361	71	937	9	22	3,017

Loans receivable:
Balance - September 30, 2016	$173,235	$199,510	$14,939	$21,967	$38,865	$9,355	—	$457,871
Individually evaluated
for impairment	4,010	3,843	—	153	1,247	—	—	9,253
Collectively evaluated
for impairment	169,225	195,667	14,939	21,814	37,618	9,355		448,618

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

A Troubled Debt Restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There was one TDR during the year ended September 30, 2017, and there were no TDRs during the year ended September 30, 2016. The following tables summarize the TDRs during the twelve month periods ended September 30, 2017 and 2016:

Year Ended September 30, 2017
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
(Dollars in thousands)
One-to four-family residential	1	$182	$182
Commercial real estate	—	—	—
Construction	—	—	—
Home equity lines of credit	—	—	—
Commercial business	—	—	—
Other	—	—	—

Total	1	$182	$182

Year Ended September 30, 2016
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
(Dollars in thousands)
One-to four-family residential	—	$—	$—
Commercial real estate	—	—	—
Construction	—	—	—
Home equity lines of credit	—	—	—
Commercial business	—	—	—
Other	—	—	—

Total	—	$—	$—

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the year ended September 30, 2017, no defaults occurred on troubled debt restructured loans that were modified as a TDR loans.

The Company held interest-only mortgage loans with principal balances of $6.1 million and $8.6 million at September 30, 2017 and 2016, respectively. The average interest-only term on these loans is 10 years at which time these loans reset to fully amortize over 20 years, on average. As these loans are collateralized by residential real estate with an average original loan-to-value of 66.8%, management does not anticipate any losses on these loans as of September 30, 2017.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings was $177.6 million and $109.4 million as of September 30, 2017 and 2016, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

The following is a summary of accrued interest receivable:

	September 30,
	2017	2016
	(In thousands)
Loans	$1,767	$1,548
Investment securities	57	57
Mortgage-backed securities	105	105
Total accrued interest receivable	$1,929	$1,710

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2017	2016
		(Dollars in thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	22,453	22,341
Furniture, fixtures and equipment	5-10 years	3,065	2,878
		29,329	29,030
Less accumulated depreciation		(11,762)	(10,946)
		$17,567	$18,084

For the years ended September 30, 2017 and 2016, depreciation expense included in occupancy expense amounted to approximately $816,000 and $778,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2017, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $9.7 million and $0 of land, building, furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2016, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $10.0 million, and $0 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $11.1 million of real estate owned properties at September 30, 2017 and $12.1 million at September 30, 2016. The Company incurred write-downs totaling $218,000 and $301,000 on these properties for the years ended September 30, 2017 and 2016; these amounts were carried as valuation allowances at September 30, 2017 and 2016, respectively. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	September 30,
	2017	2016
	(In thousands)
Demand accounts	$98,728	$94,462
Savings accounts	107,362	100,706
NOW accounts	43,556	49,045
Money market accounts	137,527	114,458
Certificate of deposit	108,740	114,355
Retirement accounts	19,288	19,624
	$515,201	$492,650

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a minimum denomination of $250,000 was approximately $227.2 million at September 30, 2017. The aggregate amount of certificate deposits, including individual retirement accounts with balance of $250,000 or more was $31.5 million at September 30, 2017.

At September 30, 2017, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2018	$71,995
2019	33,334
2020	7,754
2021	10,198
2022 and after	4,747
$128,028

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (“FHLBNY”) advances at September 30, 2017 and September 30, 2016 totaled approximately $31.9 million and $36.0 million, respectively. The weighted average interest rate on advances outstanding at September 30, 2017 and 2016 were 2.00% and 2.12%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential mortgage loans and investment securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2017 mature as follows (in thousands):

Year Ending September 30,
2018	$5,100
2019	8,940
2020	10,294
2021	2,500
2022	5,071
Thereafter	—
$31,905

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2017 and 2016, the Company had available credit from the FHLBNY totaling $92.6 million and $49.1 million, respectively. Information concerning short-term borrowings with the FHLBNY is summarized as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	September 30,
	2017	2016
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$966	$1,080
Maximum month-end balance during the year	$11,150	$16,200
Average interest rate during the year	1.00%	0.56%

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company did not have repurchase agreements outstanding at September 30, 2017 and September 30, 2016.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2017 were $4.4 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2016 were $9.2 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2017 and 2016, the Company was servicing such sold loans in the amount of $10.1 million and $11.8 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in mortgage servicing rights during the years ended September 30, 2017 and 2016 are summarized as follows:

	September 30,
	2017	2016
	(In thousands)
Beginning balance	$97	$132
Origination of mortgage servicing rights	—	—
Amortization	(28)	(35)
Ending balance	$69	$97

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the Consolidated Balance Sheets.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2017 and 2016, the Company was servicing SBA loans sold in the amount of $22.4 million and $20.3 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2017 and 2016:

	September 30,
	2017	2016
	(In thousands)

Current	$(3)	$59
Deferred	997	605
Total income tax expense	$994	$664

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2017 and 2016 is as follows:

	September 30,
	2017	2016
	(In thousands)

Income tax expense at statutory rate	$822	$596
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	141	161
Tax-exempt income, net	(95)	(96)
Nondeductible expenses	4	5
Employee stock ownership plan	7	(3)
Increase (decrease) in valuation allowance	115	—
Other, net	—	1
Total income tax expense	$994	$664

The major sources of temporary differences and their deferred tax effect at September 30, 2017 and 2016 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	September 30,
	2017	2016
	(In thousands)

Allowance for loan losses	$1,388	$1,221
Deferred loan fees	1	93
Employee benefits	—	82
Net operating losses	431	1,670
Alternative minimum tax credit	311	252
Unrealized loss, minimum pension liability	597	793
Net unrealized loss, investment securities available-for-sale	61	—
OREO	382	317
Straight line rent	177	178
Gross deferred tax asset	3,348	4,606

Depreciation	(1,370)	(1,443)
Discount accretion on investments	(119)	(118)
Employee benefits	(39)	—
Net unrealized gain, investment securities available-for-sale	—	(18)
Mortgage servicing rights	(28)	(39)
Gross deferred tax liability	(1,556)	(1,618)

Net deferred tax asset	1,792	2,988

Valuation allowance	—	(83)

Net deferred tax asset, included in other assets	$1,792	$2,905

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. Due to the uncertainty of the Company's ability to realize the benefit of certain deferred tax assets within statutory time limits, the net deferred tax assets were partially offset by a valuation allowance at September 30, 2016.

The net change in the valuation allowance for the year ended September 30, 2017 was a decrease of approximately $83,000. This change was based upon management’s assessment of current and projected future operations. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company was to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

At September 30, 2017 the Company had approximately $931,000 of federal and $1.9 million of state net operating losses carry forward available to offset future taxable income for tax reporting purposes. The federal and state net operating loss carry forward will begin to expire in 2029. At September 30, 2017, there was no valuation allowance against the Federal and State net operating loss carry forwards. In determining whether or not a valuation allowance was necessary for its federal and state net operating losses, the Company considered forecasted earnings, future taxable income, and tax planning strategies limited to the twelve months following September 30, 2017.

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

September 30, 2017 and 2016

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

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2017 and September 30, 2016.

	At September 30,
	2017	2016
	(In thousands)

Actuarial present value of benefit obligations	$4,550	$4,779

Change in benefit obligations
Projected benefit obligation, beginning	$4,779	$4,337
Interest cost	175	191
Actuarial (gain) loss	(214)	441
Annuity payments and lump sum distributions	(190)	(190)

Projected benefit obligation, end	$4,550	$4,779

Change in plan assets
Fair value of assets, beginning	$2,951	$2,766
Actual return on plan assets	312	251
Employer contributions	164	124
Annuity payments and lump sum distributions	(190)	(190)

Fair value of assets, end	$3,237	$2,951

Funded status included with other liabilities	$(1,313)	$(1,828)

Net pension cost for the years ended September 30, 2017 and 2016 included the following components:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	September 30,
	2017	2016
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	175	191
Expected return on plan assets	(202)	(191)
Amortization of unrecognized net loss	166	139
Net pension cost	$139	$139

For the year ended September 30, 2017 and 2016, the weighted average discount rate used in determining the actuarial net periodic pension cost was 3.75% and 4.50%, respectively. For the year ended September 30, 2017 and 2016, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.00% and 3.75%, respectively.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5% for the year ended September 30, 2017, respectively. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rate of return on assets was 7.00% for 2017 and 2016.

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2017 and 2016, by asset category are as follows:

	September 30,
	2017	2016

Equity securities	68%	64%
Debt securities (bond mutual funds)	32%	36%
Other (money market fund)	0%	0%
Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2018, the Company expects to contribute $84,700 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

October 1, 2017 through September 30, 2018	$204
October 1, 2018 through September 30, 2019	208
October 1, 2019 through September 30, 2020	210
October 1, 2020 through September 30, 2021	210
October 1, 2021 through September 30, 2022	210
October 1, 2022 through September 30, 2027	1,195
$2,237

Included in the funded status of the Plan at September 30, 2017 and 2016, are actuarial losses of $1,494,000 and $1,984,000, respectively. These amounts are included, net of related income tax effects of $597,000 and $793,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2018, approximately $120,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

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
	(In thousands)
At September 30, 2017
Investment Type
Mutual Funds- Equity
Large-Cap Value	$462	$462	$—	$—
Large-Cap Core	482	482	—	—
Mid-Cap Core	224	224	—	—
Small-Cap Core	222	222	—	—
Non-U.S. Core	803	803	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,033	1,033	—	—
Cash Equivalents
Money Market	11	11	—	—
Total Investment	$3,237	$3,237	$—	$—

At September 30, 2016
Investment Type
Mutual Funds- Equity
Large-Cap Value	$400	$400	$—	$—
Large-Cap Core	414	414	—	—
Mid-Cap Core	198	198	—	—
Small-Cap Core	193	193	—	—
Non-U.S. Core	686	686	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,055	1,055	—	—
Cash Equivalents
Money Market	5	5	—	—
Total Investment	$2,951	$2,951	$—	$—

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2017 and 2016, the Life Insurance Contracts had cash surrender values of approximately $11,550,000 and $11,257,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $145,000 and $108,000 to the plan for the years ended September 30, 2017 and 2016, respectively, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Operations.

NOTE P - COMMITMENTS

1.	Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years indicated (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

September 30, 2018	$666
September 30, 2019	683
September 30, 2020	690
September 30, 2021	702
September 30, 2022	593
Thereafter	2,770
$6,104

Total rental expense, included in occupancy expense, was approximately $732,000 and $764,000 for the years ended September 30, 2017 and 2016, respectively.

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

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2017 and 2016, the Company did not hold any interest rate floors or collars.

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

At September 30, 2017 and 2016, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2017	2016
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$633	$306
Unused lines of credit	64,220	45,888
Fixed rate loan commitments	2,429	5,272
Variable rate loan commitments	3,952	6,746
	$71,234	$58,212

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

Derivative financial instruments

The Company uses interest rate floors to manage its interest rate risk. The valuation of these instruments is based on a third party value of interest rate derivative contracts which are based on the fair market value using market prices provided from brokers trading in such instruments, less their carrying value. The carrying value is the price paid for the derivative contracts less prior amortization of the price paid. There are no derivative financial instruments at September 30, 2017 and 2016.

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2017 and 2016:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,326	$—	$9,326	$—
Debt securities	2,449	—	2,449	—
Private label mortgage-backed securities-residential	40	—	40	—
Total securities available for sale	$11,815	$—	$11,815	$—

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$5,127	$—	$5,127	$—
Private label mortgage-backed securities-residential	107	—	107	—
Total securities available for sale	$5,234	$—	$5,234	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2017 and 2016.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

amount and the fair value of collateral, net of estimated selling and disposition costs, is charged off through a reduction of the allowance for loan loss.

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $218,000 were made to three properties held as other real estate owned during the year ended September 30, 2017. The properties were written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2017 and 2016:

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$909	$—	$—	$909
Other real estate owned	11,056	—	—	11,056
	$11,965	$—	$—	$11,965

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$958	$—	$—	$958
Other real estate owned	12,082	—	—	12,082
	$13,040	$—	$—	$13,040

Impaired loans reported for the period ended September 30, 2017 consisted of four loans with aggregate loan balances of $1.6 million reduced by $335,000 in cumulative charge-offs. There no specific loss reserves at September 30, 2017.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2017	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 909	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.9% to -35.2% (-22.3%)
Other real estate owned	$ 11,056	Appraisal of collateral (1)	Liquidation expenses (2)	-8.0% to -55.4% (-25.0%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2016	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Mortgage servicing rights	$ —
Impaired loans	$ 958	Appraisal of collateral (1)	Appraisal adjustments (2)	-5.8% to -36.5% (-19.5%)
Other real estate owned	$ 12,082	Appraisal of collateral (1)	Liquidation expenses (2)	-3.9% to -41.6% (-22.4%)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2017 and September 30, 2016. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLB stock, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2017
Financial instruments - assets
Investment securities held-to-maturity	$51,368	$51,241	$—	$51,241	$—
Loans	470,693	473,538	—	—	473,538
Financial instruments - liabilities
Certificate of deposit	128,028	128,750	—	128,750	—
Borrowings	31,905	31,865	—	31,865	—

September 30, 2016
Financial instruments - assets
Investment securities held-to-maturity	$52,934	$53,849	$—	$53,849	$—
Loans	455,031	462,868	—	—	462,868
Financial instruments - liabilities
Certificate of deposit	133,979	135,162	—	135,162	—
Borrowings	36,040	36,473	—	36,473	—

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2017
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$53,936	12.62%	N/A	N/A	N/A	N/A
Magyar Bank	$53,726	12.57%	34,201	≥ 8.00%	42,751	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$50,461	11.80%	N/A	N/A	N/A	N/A
Magyar Bank	$50,251	11.75%	25,651	≥ 6.00%	34,201	≥ 8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$50,461	11.80%	N/A	N/A	N/A	N/A
Magyar Bank	$50,251	11.75%	19,238	≥ 4.50%	27,788	≥ 6.50%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	$50,461	8.45%	N/A	N/A	N/A	N/A
Magyar Bank	$50,251	8.41%	23,892	≥ 4.00%	29,865	≥ 5.00%

As of September 30, 2016
Total Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$51,940	12.55%	N/A	N/A	N/A	N/A
Magyar Bank	$50,447	12.19%	33,099	≥ 8.00%	41,374	≥ 10.00%

Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$48,884	11.82%	N/A	N/A	N/A	N/A
Magyar Bank	$47,391	11.45%	24,825	≥ 6.00%	33,099	≥ 8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Magyar Bancorp, Inc.	$48,884	11.82%	N/A	N/A	N/A	N/A
Magyar Bank	$47,391	11.45%	18,618	≥ 4.50%	26,893	≥ 6.50%

Tier 1 Capital (to average assets)
Magyar Bancorp, Inc.	$48,884	8.53%	N/A	N/A	N/A	N/A
Magyar Bank	$47,391	8.27%	22,914	≥ 4.00%	28,642	≥ 5.00%

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE T – CORRECTION OF IMMATERIAL ERROR

The Company originates SBA loans with intention to sell the 75% portion of the loans guaranteed by the U.S. Government in the normal course of business. For the year ended September 30, 2016, the proceeds from the sale of these held for sale loans were properly reported under the Operating activities on the Company’s Consolidated Statements of Cash Flows, however the originations of said loans were incorrectly reported under the Investing activities on the Company’s Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows were corrected for the year ended September 30, 2016 as follows:

As originally reported:
Originations of loans held for sale	$—
Proceeds from the sales of loans	9,217
Net cash provided by operating activities	14,082

Net increase in loans receivable	(36,824)
Net cash used by investing activities	(41,578)

Reclassification adjustments:
Originations of loans held for sale	$(6,194)
Proceeds from the sales of loans	625
Net cash provided by operating activities	(5,569)

Net increase in loans receivable	5,569
Net cash used by investing activities	5,569

As revised:
Originations of loans held for sale	$(6,194)
Proceeds from the sales of loans	9,842
Net cash provided by operating activities	8,513

Net increase in loans receivable	(31,255)
Net cash used by investing activities	(36,009)

As described in Note B, Item 16., Management determined the correction had no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, or the Consolidated Statements of Changes in Stockholders’ Equity.

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2017, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

In addition, set forth below is certain information as of September 30, 2017 regarding the Company’s equity compensation plans that have been approved by stockholders.

	Number of securities to	Weighted average
Equity compensation	be issued upon exercise	exercise price with	Number of securities
plan approved by	of outstanding options	respect to outstanding	remaining available for
stockholders	and awards	stock options	issuance under plan

2006 Equity incentive plan	—	$—	84,053

Total	—	$—	84,053

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc. *
3.2	Bylaws of Magyar Bancorp, Inc. *
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.15	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance***
10.16	2006 Equity Incentive Plan*****
14	Code of Ethics****
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Available on our website www.magbank.com
*****	Incorporated by reference to the Plan filed as an attachment to the Company’s proxy statement dated January 8, 2007, filed with the Securities and Exchange Commission on January 8, 2007.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 21, 2017	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 21, 2017
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 21, 2017
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 21, 2017
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 21, 2017
Andrew Hodulik

/s/ Martin A. Lukacs	Director	December 21, 2017
Martin A. Lukacs, D.M.D.

/s/ Joseph A. Yelencsics	Director	December 21, 2017
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 21, 2017
Edward C. Stokes, III