Form 10-Q
period 2017-12-31
Magyar Bancorp, Inc.
filed 2018-02-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2018
Common Stock, $0.01 Par Value	5,820,746

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2017	2017
Assets	(Unaudited)
Cash	$1,054	$871
Interest earning deposits with banks	13,760	21,463
Total cash and cash equivalents	14,814	22,334

Investment securities - available for sale, at fair value	23,071	11,815
Investment securities - held to maturity, at amortized cost (fair value of
$33,787 and $51,241 at December 31, 2017 and September 30, 2017, respectively)	34,510	51,368
Federal Home Loan Bank of New York stock, at cost	2,002	2,002
Loans receivable, net of allowance for loan losses of $3,537 and $3,475
at December 31, 2017 and September 30, 2017, respectively	478,201	470,693
Bank owned life insurance	11,621	11,550
Accrued interest receivable	2,027	1,929
Premises and equipment, net	17,457	17,567
Other real estate owned ("OREO")	10,744	11,056
Other assets	2,313	2,730

Total assets	$596,760	$603,044

Liabilities and Stockholders' Equity
Liabilities
Deposits	$507,454	$515,201
Escrowed funds	2,075	1,937
Federal Home Loan Bank of New York advances	31,905	31,905
Accrued interest payable	135	105
Accounts payable and other liabilities	5,347	4,439

Total liabilities	546,916	553,587

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at December 31, 2017 and September 30, 2017	59	59
Additional paid-in capital	26,295	26,289
Treasury stock: 102,996 shares
at December 31, 2017 and September 30, 2017, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(459)	(492)
Retained earnings	26,086	25,757
Accumulated other comprehensive loss	(985)	(1,004)

Total stockholders' equity	49,844	49,457

Total liabilities and stockholders' equity	$596,760	$603,044

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months
	Ended December 31,
	2017	2016
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,435	$4,998
Investment securities
Taxable	422	379
Federal Home Loan Bank of New York stock	31	30

Total interest and dividend income	5,888	5,407

Interest expense
Deposits	894	729
Borrowings	162	192

Total interest expense	1,056	921

Net interest and dividend income	4,832	4,486

Provision for loan losses	250	330

Net interest and dividend income after
provision for loan losses	4,582	4,156

Other income
Service charges	258	272
Income on bank owned life insurance	71	72
Other operating income	25	34
Gains on sales of loans	187	87
Gains on sales of investment securities	107	—

Total other income	648	465

Other expenses
Compensation and employee benefits	2,358	2,222
Occupancy expenses	718	687
Professional fees	230	241
Data processing expenses	137	132
OREO expenses	232	179
FDIC deposit insurance premiums	109	130
Loan servicing expenses	80	48
Insurance expense	59	66
Other expenses	414	329
Total other expenses	4,337	4,034

Income before income tax expense	893	587

Income tax expense	564	240

Net income	$329	$347

Net income per share-basic and diluted	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2017	2016
	(Unaudited)
Net income	$329	$347
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	33	(311)
Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	104	—
Net gains realized on securities
available for sale	(107)	—
Other comprehensive income (loss), before tax	30	(311)
Deferred income tax effect	(11)	113
Total other comprehensive income (loss)	19	(198)
Total comprehensive income	$348	$149

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2017 and 2016

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457
Net income	—	—	—	—	—	329	—	329
Other comprehensive income	—	—	—	—	—	—	19	19
ESOP shares allocated	—	—	6	—	33	—	—	39
Balance, December 31, 2017	5,820,746	$59	$26,295	$(1,152)	$(459)	$26,086	$(985)	$49,844

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725
Net income	—	—	—	—	—	347	—	347
Other comprehensive loss	—	—	—	—	—	—	(198)	(198)
ESOP shares allocated	—	—	—	—	35	—	—	35
Balance, December 31, 2016	5,820,746	$59	$26,270	$(1,152)	$(592)	$24,681	$(1,357)	$47,909

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2017	2016
	(Unaudited)
Operating activities
Net income	$329	$347
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	209	201
Premium amortization on investment securities, net	46	48
Provision for loan losses	250	330
Provision for loss on other real estate owned	157	110
Originations of loans held for sale	(4,106)	(1,270)
Proceeds from the sales of loans receivable	4,293	1,357
Gains on sale of loans receivable	(187)	(87)
Gains on sales of investment securities	(107)	—
Gains on the sales of other real estate owned	(6)	—
ESOP compensation expense	39	35
Deferred income tax expense	107	288
Increase in accrued interest receivable	(98)	(142)
Increase in surrender value bank owned life insurance	(71)	(72)
Decrease in other assets	300	281
Increase in accrued interest payable	30	29
Increase (decrease) in accounts payable and other liabilities	908	(2,185)
Net cash provided (used) by operating activities	2,093	(730)

Investing activities
Net increase in loans receivable	(8,958)	(6,996)
Proceeds from the sale of loans receivable	1,200	—
Purchases of investment securities held to maturity	—	(2,476)
Purchases of investment securities available for sale	—	(6,079)
Sales of investment securities held to maturity	3,408	—
Principal repayments on investment securities held to maturity	912	3,334
Principal repayments on investment securities available for sale	1,373	364
Purchases of premises and equipment	(99)	(15)
Investment in other real estate owned	(167)	(22)
Proceeds from other real estate owned	327	31
Redemptions of Federal Home Loan Bank stock	—	90
Net cash used by investing activities	(2,004)	(11,769)

Financing activities
Net (decrease) increase in deposits	(7,747)	7,174
Net increase in escrowed funds	138	114
Repayments of long-term advances	—	(2,000)
Net cash (used) provided by financing activities	(7,609)	5,288
Net decrease in cash and cash equivalents	(7,520)	(7,211)

Cash and cash equivalents, beginning of period	22,334	21,806

Cash and cash equivalents, end of period	$14,814	$14,595

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,027	$891
Income taxes	$—	$32
Non-cash investing activities
Investment securities transferred from held to maturity to available for sale	$12,619	$—

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

Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The September 30, 2017 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance is effective for public companies for periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods.

Based on our evaluation under the current guidance, we estimated that substantially all of our interest income and non-interest income will not be impacted by the adoption of ASU 2014-09 because either the revenue from those contracts with customers is covered by other guidance in US GAAP or the revenue recognition outcomes anticipated with the adoption of ASU 2014-09 will likely be similar to our current revenue recognition practices. The Company evaluated certain noninterest revenue streams, including, deposit related fees, service and interchange fees, and merchant income to determine the potential impact of the guidance on the Company’s consolidated financial statements. The Company expects additional financial statement disclosures of non-interest income revenue streams with the adoption of this ASU. In addition, we are reviewing our business processes, systems and controls to support recognition and disclosures under the new standard. The Company is expected to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The adoption of the ASU is not expected to have a material effect on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued the ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. Upon adoption, the ASU allows for the reclassification of debt securities eligible to be hedged under the ASU from held-to-maturity to available-for-sale. The Company adopted ASU 2017-12 during the three months ended December 31, 2017 and reclassified ten mortgage-backed securities totaling $12.6 million from the held-to-maturity portfolio to the available-for-sale portfolio.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2017 and 2016 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months Ended December 31,
	2017			2016
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$329	5,821	$0.06	$347	5,821	$0.06

Effect of dilutive securities
Options and grants	—	—	—	—	—	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$329	5,821	$0.06	$347	5,821	$0.06

There were no outstanding options to purchase common stock at December 31, 2017.

Options to purchase 188,276 shares of common stock at a weighted average price of $14.61 were outstanding and not included in the computation of diluted earnings per share for the three months ended December 31, 2016 because the grant (or option strike) price was greater than the average market price of the common shares during the period and are thus anti-dilutive.

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

Stock options generally vest over a five-year service period and expire ten years from issuance. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the vesting period of the awards. Once vested, these awards are irrevocable.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2017 and 2016, respectively:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2017	—	$—	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2017	—	$—	—	$—

Exercisable at December 31, 2017	—	$—	—	$—

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2016	188,276	$14.61	0.4 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2016	188,276	$14.61	0.2 years	$—

Exercisable at December 31, 2016	188,276	$14.61	0.2 years	$—

There were no grants, vested shares or forfeitures of non-vested restricted stock awards as of or during the three months ended December 31, 2017 or December 31, 2016.

There were no stock option and stock award expenses included with compensation expense for the three months ended December 31, 2017.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2017, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the three months ended December 31, 2017 and 2016, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2017. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at December 31, 2017, of which 81,000 were from repurchases under this program.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (4.50% at January 1, 2018) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2017, shares allocated to participants totaled 165,771. Unallocated ESOP shares held in suspense totaled 52,092 at December 31, 2017 and had a fair market value of $666,778. The Company's contribution expense for the ESOP was $39,000 and $35,000 for the three months ended December 31, 2017 and 2016, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended December 31,
	2017			2016
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$33	$(12)	$21	$(311)	$113	$(198)

Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	104	(32)	72
Net gains realized on securities
available for sale (a) (b)	(107)	33	(74)	—	—	—

Other comprehensive (loss) income, net	$30	$(11)	$19	$(311)	$113	$(198)

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

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,626	$—	$1,626	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	18,993	—	18,993	—
Debt securities	2,426	—	2,426	—
Private label mortgage-backed securities-residential	26	—	26	—
Total securities available for sale	$23,071	$—	$23,071	$—

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,326	$—	$9,326	$—
Debt securities	2,449	—	2,449	—
Private label mortgage-backed securities-residential	40	—	40	—
Total securities available for sale	$11,815	$—	$11,815	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $61,000 and $69,000 at December 31, 2017 and September 30, 2017, respectively.

Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Three impairment measurement methods are used, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate (the rate of return implicit in the loan); 2) the asset’s observable market price; or 3) the fair value of the collateral, less anticipated selling and disposition costs, if the asset is collateral dependent. The regulatory agencies require the last method for loans from which repayment is expected to be provided solely by the underlying collateral. The Company’s impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted by management as necessary, to reflect current market conditions and, as such, are generally classified as Level 3.

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2017 and September 30, 2017.

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$973	$—	$—	$973
Other real estate owned	10,744	—	—	10,744
	$11,717	$—	$—	$11,717

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$909	$—	$—	$909
Other real estate owned	11,056	—	—	11,056
	$11,965	$—	$—	$11,965

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
December 31, 2017	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 973	Appraisal of collateral (1)	Appraisal adjustments (2)	-8.0% to -20.9% (-12.3%)
Other real estate owned	$ 10,744	Appraisal of collateral (1)	Liquidation expenses (2)	-3.1% to -75.8% (-14.8%)

	Fair Value	Valuation
September 30, 2017	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 909	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.9% to -35.2% (-22.3%)
Other real estate owned	$ 11,056	Appraisal of collateral (1)	Liquidation expenses (2)	-8.0% to -55.4% (-25.0%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2017 and September 30, 2017. This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2017
Financial instruments - assets
Investment securities held to maturity	$34,510	$33,787	$—	$33,787	$—
Loans	478,201	479,001	—	—	479,001

Financial instruments - liabilities
Certificates of deposit including retirement certificates	123,352	123,939	—	123,939	—
Borrowings	31,905	31,623	—	31,623	—

September 30, 2017
Financial instruments - assets
Investment securities held to maturity	$51,368	$51,241	$—	$51,241	$—
Loans	470,693	473,538	—	—	473,538

Financial instruments - liabilities
Certificates of deposit including retirement certificates	128,028	128,750	—	128,750	—
Borrowings	31,905	31,865	—	31,865	—

There were no transfers between fair value measurement placements for the three months ended December 31, 2017.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2017 and September 30, 2017:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,559	$67	$—	$1,626
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,123	85	(215)	18,993
Debt securities	2,500	—	(74)	2,426
Private label mortgage-backed securities-residential	26	—	—	26
Total securities available for sale	$23,208	$152	$(289)	$23,071

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,442	$9	$(125)	$9,326
Debt securities	2,500	—	(51)	2,449
Private label mortgage-backed securities-residential	40	—	—	40
Total securities available for sale	$11,982	$9	$(176)	$11,815

The maturities of the debt securities and mortgage-backed securities available for sale at December 31, 2017 are summarized in the following table:

	December 31, 2017
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,500	1,435
Due after 5 but within 10 years	1,000	991
Due after 10 years	—	—
Total debt securities	2,500	2,426

Mortgage-backed securities:
Residential	20,708	20,645
Commercial	—	—
Total	$23,208	$23,071

The Company adopted ASU 2017-12 during the three months ended December 31, 2017 and reclassified ten mortgage-backed securities totaling $12.6 million from the held-to-maturity portfolio to the available-for-sale portfolio that are eligible to be hedged under the last-of-layer method established by the ASU. These securities had unrealized gains of $104,000 at December 31, 2017.

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2017 and September 30, 2017:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$631	$—	$(97)	$534
Mortgage-backed securities - commercial	951	—	(9)	942
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	25,014	43	(334)	24,723
Debt securities	4,462	—	(34)	4,428
Private label mortgage-backed securities - residential	452	—	(2)	450
Corporate securities	3,000	—	(290)	2,710
Total securities held to maturity	$34,510	$43	$(766)	$33,787

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,466	$123	$(96)	$3,493
Mortgage-backed securities - commercial	968	—	(10)	958
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,016	349	(251)	39,114
Debt securities	4,461	—	(24)	4,437
Private label mortgage-backed securities - residential	457	—	(2)	455
Corporate securities	3,000	—	(216)	2,784
Total securities held to maturity	$51,368	$472	$(599)	$51,241

The maturities of the debt securities and the mortgage backed securities held to maturity at December 31, 2017 are summarized in the following table:

	December 31, 2017
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$2,000	$1,997
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	4,499	4,204
Due after 10 years	963	937
Total debt securities	7,462	7,138

Mortgage-backed securities:
Residential	26,097	25,707
Commercial	951	942
Total	$34,510	$33,787

There were $3.3 million in sales of mortgage-backed securities from the held to maturity portfolio during the three months ended December 31, 2017. In accordance with ASC 320 “Investments- Debt and Equity Securities”, sales from the held to maturity portfolio occurred after the Company had already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due to prepayments on the debt security. The net gain from the sales of these securities totaled $107,000.

NOTE I – IMPAIRMENT OF INVESTMENT SECURITIES

The Company recognizes credit-related other-than-temporary impairment on debt securities in earnings while noncredit-related other-than-temporary impairment on debt securities not expected to be sold are recognized in other comprehensive income.

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2017 and September 30, 2017 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2017
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$534	$(97)	$534	$(97)
Mortgage-backed securities - commercial	1	942	(9)	—	—	942	(9)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	24	10,068	(82)	23,367	(467)	33,435	(549)
Debt securities	5	1,495	(4)	5,359	(104)	6,854	(108)
Private label mortgage-backed securities residential	2	—	—	177	(2)	177	(2)
Corporate securities	1	—	—	2,710	(290)	2,710	(290)
Total	35	$12,505	$(95)	$32,147	$(960)	$44,652	$(1,055)

		September 30, 2017
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$605	$(96)	$605	$(96)
Mortgage-backed securities - commercial	1	958	(10)	—	—	958	(10)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	6,582	(92)	21,713	(284)	28,295	(376)
Debt securities	5	4,890	(71)	1,996	(4)	6,886	(75)
Private label mortgage-backed securities residential	2	—	—	193	(2)	193	(2)
Corporate securities	1	—	—	2,784	(216)	2,784	(216)
Total	31	$12,430	$(173)	$27,291	$(602)	$39,721	$(775)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2017 and September 30, 2017, there were thirty-five and thirty-one, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2017 and September 30, 2017.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2017	2017
	(Dollars in thousands)

One-to four-family residential	$175,461	$178,336
Commercial real estate	210,081	207,118
Construction	22,811	22,622
Home equity lines of credit	20,586	18,536
Commercial business	46,595	41,113
Other	6,039	6,266
Total loans receivable	481,573	473,991
Net deferred loan costs	165	177
Allowance for loan losses	(3,537)	(3,475)

Total loans receivable, net	$478,201	$470,693

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The commercial real estate loan segment is further disaggregated into three classes: commercial real estate loans include loans secured by multifamily structures, owner-occupied commercial structures, and non-owner occupied nonresidential properties.  The construction loan segment consists primarily of loans to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan.  The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The other loan segment consists primarily of stock-secured installment consumer loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At December 31, 2017	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$208	$60	$2,350	$2,558	$2,683
Commercial real estate	—	—	3,673	3,673	3,673
Commercial business	—	—	363	363	454
Total impaired loans	$208	$60	$6,386	$6,594	$6,810

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2017	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,124	$3,124	$3,436
Commercial real estate	—	—	4,088	4,088	4,110
Commercial business	—	—	243	243	243
Total impaired loans	$—	$—	$7,455	$7,455	$7,789

The following tables present the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

Three Months
Ended December 31, 2017
(Dollars in thousands)

One-to four-family residential	$2,841
Commercial real estate	3,881
Commercial business	303
Average investment in impaired loans	$7,025

Three Months
Ended December 31, 2016
(Dollars in thousands)

One-to four-family residential	$3,914
Commercial real estate	3,823
Home equity lines of credit	91
Commercial business	1,162
Other	4
Average investment in impaired loans	$8,994

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
December 31, 2017
One-to four-family residential	$174,099	$—	$1,362	$—	$175,461
Commercial real estate	207,804	—	2,277	—	210,081
Construction	20,396	—	2,415	—	22,811
Home equity lines of credit	20,586	—	—	—	20,586
Commercial business	46,472	—	123	—	46,595
Other	6,039	—	—	—	6,039
Total	$475,396	$—	$6,177	$—	$481,573

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2017
One-to four-family residential	$176,285	$127	$1,924	$—	$178,336
Commercial real estate	204,435	—	2,683	—	207,118
Construction	20,194	—	2,428	—	22,622
Home equity lines of credit	18,536	—	—	—	18,536
Commercial business	40,820	293	—	—	41,113
Other	6,266	—	—	—	6,266
Total	$466,536	$420	$7,035	$—	$473,991

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
December 31, 2017
One-to four-family residential	$170,310	$4,241	$—	$910	$5,151	$910	$175,461
Commercial real estate	203,710	6,102	178	91	6,371	91	210,081
Construction	22,811	—	—	—	—	—	22,811
Home equity lines of credit	20,355	—	39	192	231	192	20,586
Commercial business	46,357	115	—	123	238	123	46,595
Other	6,039	—	—	—	—	—	6,039
Total	$469,582	$10,458	$217	$1,316	$11,991	$1,316	$481,573

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2017
One-to four-family residential	$176,546	$—	$127	$1,663	$1,790	$1,663	$178,336
Commercial real estate	206,218	418	—	482	900	482	207,118
Construction	22,622	—	—	—	—	—	22,622
Home equity lines of credit	18,344	—	192	—	192	—	18,536
Commercial business	40,420	400	80	213	693	213	41,113
Other	6,266	—	—	—	—	—	6,266
Total	$470,416	$818	$399	$2,358	$3,575	$2,358	$473,991

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

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Charge-offs	(127)	—	—	—	(170)	—	—	(297)
Recoveries	82	23	3	—	1	—	—	109
Provision	21	(1)	(109)	74	265	(2)	2	250
Balance- December 31, 2017	$563	$1,299	$384	$131	$1,052	$4	$104	$3,537

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2016:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Charge-offs	(18)	—	—	—	(237)	—	—	(255)
Recoveries	35	—	3	—	1	—	—	39
Provision	(35)	77	4	—	174	(2)	112	330
Balance-December 31, 2016	$524	$1,152	$368	$71	$914	$7	$134	$3,170

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017 and September 30, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - December 31, 2017	$563	$1,299	$384	$131	$1,052	$4	$104	$3,537
Individually evaluated
for impairment	60	—	—	—	—	—	—	60
Collectively evaluated
for impairment	503	1,299	384	131	1,052	4	104	3,477

Loans receivable:
Balance - December 31, 2017	$175,461	$210,081	$22,811	$20,586	$46,595	$6,039	$—	$481,573
Individually evaluated
for impairment	2,558	3,673	—	—	363	—	—	6,594
Collectively evaluated
for impairment	172,903	206,408	22,811	20,586	46,232	6,039	—	474,979

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	587	1,277	490	57	956	6	102	3,475

Loans receivable:
Balance - September 30, 2017	$178,336	$207,118	$22,622	$18,536	$41,113	$6,266	$—	$473,991
Individually evaluated
for impairment	3,124	4,088	—	—	243	—		7,455
Collectively evaluated
for impairment	175,212	203,030	22,622	18,536	40,870	6,266		466,536

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was no TDRs for three months ended December 31, 2017 and 2016.

There were no foreclosed residential real estate loans for the three months ended December 31, 2017. There were $703,000 of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2017.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2017
	December 31	September 30
	(Dollars in thousands)

Demand accounts	$99,507	$98,728
Savings accounts	102,738	107,362
NOW accounts	44,066	43,556
Money market accounts	137,791	137,527
Certificates of deposit	104,452	108,740
Retirement certificates	18,900	19,288
	$507,454	$515,201

NOTE L – INCOME TAXES

In the first quarter, the Company revised its estimated annual effective rate to reflect a change in the United States federal corporate tax rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year resulting in the use of a blended rate for the annual period. As a result, the blended statutory federal tax rate for the Company’s year ended September 30, 2018 is 24.0%.

In addition, we recognized a tax expense in our tax provision for the period ended December 31, 2017 related to the adjustment of our net deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense reported for the first three months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $207,000 during the quarter ended December 31, 2017. This amount comprises a reduction of $99,000 in income tax expense for the three-month period ended December 31, 2017 related to the lower federal income tax rate and $306,000 from the application of the newly enacted rates to existing deferred tax asset balances.

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at December 31, 2017 or September 30, 2017.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2017	2016
	(in thousands)

Income tax expense at the statutory federal tax rate of 24% and 34%
for the three months ended December 31, 2017 and 2016	$214	$200
State tax expense	61	32
Reduction of deferred tax asset from tax legislation	306	—
Other	(17)	8
Income tax expense	$564	$240

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

As of December 31, 2017 and September 30, 2017, the Company did not hold any interest rate floors or collars.

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

	2017
	December 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$808	$633
Unused lines of credit	61,502	64,220
Fixed rate loan commitments	2,773	2,429
Variable rate loan commitments	6,979	3,952

	$72,062	$71,234

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as may be supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at December 31, 2017 and September 30, 2017

Total assets decreased $6.3 million, or 1.0%, to $596.8 million during the three months ended December 31, 2017 from $603.0 million at September 30, 2017. The decrease was primarily attributable to lower interest earning deposits with banks and investments, partially offset by higher loans receivable.

Cash and interest bearing deposits with banks decreased $7.5 million, or 33.7%, to $14.8 million at December 31, 2017 from $22.3 million at September 30, 2017 due to net deposit outflows and an increase in loans receivable during the three months ended December 31, 2017.

At December 31, 2017, investment securities totaled $57.6 million, reflecting a decrease of $5.6 million, or 8.9%, from September 30, 2017. The Company sold twenty-three U.S. government-sponsored enterprise mortgage-backed securities totaling $3.3 million and received payments from mortgage-backed securities totaling $2.3 million during the quarter. The securities were sold for a gain of $107,000 from the held to maturity portfolio as they had paid down to less than 85% of their original par. There were no purchases during the three months ended December 31, 2017.

Investment securities at December 31, 2017 consisted of $47.2 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $6.9 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $478,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2017.

Total loans receivable increased $7.6 million during the three months ended December 31, 2017 to $481.6 million and were comprised of $210.1 million (43.6%) in commercial real estate loans, $175.5 million (36.4%) in one-to-four family residential mortgage loans, $46.6 million (9.7%) in commercial business loans, $22.8 million (4.7%) in construction loans, $20.6 million (4.3%) in home equity lines of credit, and $6.0 million (1.3%) in other loans. Expansion of the portfolio during the three months ended December 31, 2017 occurred primarily in commercial business loans, which increased $5.5 million, commercial real estate loans, which increased $3.0 million, and home equity lines of credit, which increased $2.1 million.

Total non-performing loans decreased by $1.0 million, or 44.2%, to $1.3 million at December 31, 2017 from $2.4 million at September 30, 2017. The ratio of non-performing loans to total loans declined to 0.27% at December 31, 2017 from 0.50% at September 30, 2017.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $561,000 to $1.1 million at December 31, 2017 from $1.7 million at September 30, 2017. These loans remained in varying stages of foreclosure at December 31, 2017. Year-to-date, Magyar Bank charged off $127,000 in non-performing residential mortgage loans through a reduction in its allowance for loan loss and received recoveries totaling $82,000 from previously charged-off non-performing residential and home equity line of credit loans.

Non-performing commercial real estate loans decreased $391,000 to $91,000 at December 31, 2017 from $482,000 at September 30, 2017. This non-accrual loan was in foreclosure at December 31, 2017. Year-to-date, there were no charge offs and $23,000 in recoveries of previously charged-off non-performing commercial real estate loans.

Non-performing commercial business loans decreased $90,000 to $123,000 during the three months period ended December 31, 2017. Year-to-date, Magyar Bank charged off $170,000 in non-performing commercial business loans through a reduction in its allowance for loan loss and received recoveries totaling $1,000 from a previously charged-off non-performing commercial business loan.

All construction loans were performing at December 31, 2017. Year-to-date, Magyar Bank received recoveries totaling $3,000 from a previously charged-off non-performing construction loan.

During the three months ended December 31, 2017, the allowance for loan losses increased $62,000 to $3,537,000 compared with $3,475,000 at September 30, 2017. The increase was attributable to growth in total loans receivable during the quarter. The allowance for loan losses as a percentage of non-performing loans increased to 268.8% at December 31, 2017 from 147.4% at September 30, 2017. Our allowance for loan losses as a percentage of total loans was 0.73% at December 31, 2017 and September 30, 2017.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, possible additional deterioration of collateral values, and the possible deterioration of the economic environment. The Company determines the carrying value of loans secured by real estate by obtaining an updated third-party appraisal of the real estate collateral.

Other real estate owned decreased $312,000, or 2.8%, to $10.7 million at December 31, 2017 from $11.1 million at September 30, 2017. The decrease was due to two sales totaling $309,000 and valuation allowances totaling $157,000 recorded for properties under contract of sale. Partially offsetting the decline were investment and acquisitions costs totaling $167,000. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, leasing properties to offset maintenance costs and selling the properties.

Total deposits decreased $7.7 million, or 1.5%, to $507.5 million during the three months ended December 31, 2017. The decrease in deposits occurred in certificates of deposit (including individual retirement accounts), which decreased $4.7 million, or 3.7%, to $123.4 million and savings accounts, which decreased $4.6 million, or 4.3%, to $102.7 million. Partially offsetting these decreases were non-interest checking accounts, which increased $779,000, or 0.8%, to $99.5 million, interest-bearing checking accounts, which increased $510,000, or 1.2%, to $44.1 million, and money market accounts, which increased $264,000, or 0.2%, to $137.8 million.

Included with the total deposits at December 31, 2017 and September 30, 2017 were $10.3 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances and securities sold under agreements to repurchase were $31.9 million at December 31, 2017 and September 30, 2017.

Stockholders’ equity increased $387,000, or 0.8%, to $49.8 million at December 31, 2017 from $49.5 million at September 30, 2017. The Company’s book value per share increased to $8.56 at December 31, 2017 from $8.50 at September 30, 2017. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2017. Through December 31, 2017, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,820,746.

Average Balance Sheet for the Three Months Ended December 31, 2017 and 2016

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2017 and 2016. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the period shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended December 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$21,961	$71	1.29%	$16,687	$39	0.93%
Loans receivable, net	472,105	5,435	4.57%	458,812	4,998	4.32%
Securities
Taxable	61,882	351	2.25%	61,124	340	2.21%
FHLB of NY stock	2,002	31	6.12%	2,208	30	5.35%
Total interest-earning assets	557,950	5,888	4.19%	538,831	5,407	3.98%
Noninterest-earning assets	45,983			48,851
Total assets	$603,933			$587,682

Interest-bearing liabilities:
Savings accounts (1)	$104,818	191	0.72%	$104,879	194	0.73%
NOW accounts (2)	181,999	309	0.67%	161,912	143	0.35%
Time deposits (3)	125,112	394	1.25%	132,419	392	1.18%
Total interest-bearing deposits	411,929	894	0.86%	399,210	729	0.72%
Borrowings	31,905	162	2.02%	35,348	192	2.15%
Total interest-bearing liabilities	443,834	1,056	0.94%	434,558	921	0.84%
Noninterest-bearing liabilities	110,317			105,119
Total liabilities	554,151			539,677
Retained earnings	49,782			48,005
Total liabilities and retained earnings	$603,933			$587,682

Net interest and dividend income		$4,832			$4,486
Interest rate spread			3.25%			3.14%
Net interest-earning assets	$114,116			$104,273
Net interest margin (4)			3.44%			3.30%
Average interest-earning assets to
average interest-bearing liabilities	125.71%			124.00%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016

Net Income. Net income decreased $18,000, or 5.2%, to $329,000 during the three-month period ended December 31, 2017 compared with $347,000 the three-month period ended December 31, 2016 due to higher income tax expense resulting from the Tax Cuts and Jobs Act (the “Act”) signed into law on December 22, 2017. The Act lowered the Company’s Federal tax rate from 34% to 21%. In accordance with generally accepted accounting principles, the Company revalued its net deferred tax assets using the lower income tax rate, resulting in a write-down of approximately $306,000. The write-down offset a 52%, or $306,000, increase in the Company’s pre-tax earnings, which resulted from higher net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $346,000, or 7.7%, to $4.8 million for the quarter ended December 31, 2017 from $4.5 million for the quarter ended December 31, 2016. The Company’s net interest margin increased 14 basis points to 3.44% for the quarter ended December 31, 2017 compared to 3.30% for the quarter ended December 31, 2016.

The yield on the Company’s interest-earning assets increased 21 basis points to 4.19% for the three months ended December 31, 2017 from 3.98% for the three months ended December 31, 2016 due to higher average balances of loans receivable, net of allowance for loan losses, which increased $13.3 million between periods and higher yields on loans receivable, which increased 25 basis points to 4.57% for the three months ended December 31, 2017 from 4.32% for the three months ended December 31, 2016. Contributing to the higher yield on loans were three non-performing loans that paid-off during the quarter, which included the receipt of $81,000 in non-accrued interest. The cost of interest-bearing liabilities increased 10 basis of point to 0.94% for the three months ended December 31, 2017 from 0.84% for the three months ended December 31, 2016 due to higher market interest rates.

Interest and Dividend Income. Interest and dividend income increased $481,000, or 8.9%, to $5.9 million for the three months ended December 30, 2017 from $5.4 million for the three months ended December 31, 2016. The increase was attributable to higher average balances of interest-earning assets, which increased $19.1 million, or 3.5%, and a higher yield on interest-earning assets, which increased 21 basis points to 4.19% for the quarter ended December 31, 2017 compared with the prior year period.

Interest earned on loans increased $437,000, or 8.7%, to $5.4 million for the three months ended December 31, 2017 compared with $5.0 million the same period prior year due to a $13.3 million increase in the average balance of loans receivable, net.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $43,000, or 11.3%, to $422,000 at December 31, 2017 from $379,000 at December 31, 2016. The increase was due to a $6.0 million, or 7.8%, increase in the average balance of such securities and deposits to $83.8 million for the three months ended December 31, 2017 from $77.8 million at December 31, 2016. The average yield on investment securities and interest earning deposits increased six basis points to 2.00% for the three months ended December 31, 2017 from 1.94% for the three months ended December 31, 2016.

Interest Expense. Interest expense increased $135,000, or 14.7%, to $1.1 million for the three months ended December 31, 2017 from $921,000 for the three months ended December 31, 2016. The average balance of interest-bearing liabilities increased $9.3 million, or 2.1%, between the two periods, while the cost of such liabilities increased 10 basis points to 0.94% for the quarter ended December 31, 2017 compared with the prior year period.

The average balance of interest bearing deposits increased $12.7 million to $411.9 million at December 31, 2017 from $399.2 million at December 31, 2016, while the average cost of such deposits increased fourteen basis points to 0.86% from 0.72% between the two periods. As a result, interest paid on interest-bearing deposits increased $165,000 to $894,000 for the three months ended December 31, 2017 from $729,000 for the three months ended December 31, 2016.

Interest paid on advances and securities sold under agreements to repurchase decreased $30,000 to $162,000 for the three months ended December 31, 2017 from $192,000 for the same period prior year, while the average balance of such borrowings decreased $3.4 million to $31.9 million at December 31, 2017 from $35.3 million at December 31, 2016. The average cost of advances and securities sold under agreements to repurchase decreased thirteen basis points to 2.02% for the three months ended December 31, 2017 from 2.15% for the same period of December 31, 2016, reflecting the maturity of long-term, higher cost borrowings during the past year.

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

After an evaluation of these factors, management recorded a provision of $250,000 for the three months ended December 31, 2017 compared to a provision of $330,000 for the three months ended December 31, 2016. The provision for loan losses decreased due in part to lower net charge offs, which were $188,000 for the three months ended December 31, 2017 compared to net charge offs of $216,000 for the three months ended December 31, 2016.

During the three months ended December 31, 2017, the Bank reduced the carrying balance on three loans totaling $420,000 by $297,000 to the estimated fair value of collateral, net of estimated disposition costs, securing the loans. Offsetting these charge-offs were five partial recoveries of loans previously charged-off totaling $109,000 during the quarter.

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

Other Income. Non-interest income increased $183,000, or 39.4%, to $648,000 during the three months ended December 31, 2017 compared to $465,000 for the three months ended December 31, 2016. The increase in non-interest income was attributable to higher gains from the sales of assets. Gains from the sales of loans increased $100,000 while gains on the sale of investment securities increased $107,000.

Other Expenses. Non-interest expenses increased $303,000, or 7.5%, to $4.3 million during the three months ended December 31, 2017. Compensation and employee benefit expenses increased $136,000 between the quarterly periods due to the opening of the Bank’s seventh branch location in June of 2017 as well as annual merit increases for employees. The opening of the Bank’s Edison branch also contributed to an $85,000 increase in other expenses between periods. Finally, other real estate owned (“OREO”) expenses increased $53,000 between the quarterly periods due to higher valuation allowances on properties under contract of sale at December 31, 2017.

Income Tax Expense. The Company recorded tax expense of $564,000 on income of $893,000 for the three months ended December 31, 2017, compared with $240,000 on income of $587,000 for the three months ended December 31, 2016. The income expense increase was the result of higher income from operations and a $306,000 charge resulting from the write-down of deferred tax assets due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which lowered the Company’s federal income tax rate from 34% to 21%.

The Company recognized additional tax expense in our tax provision for the period ended December 31, 2017 related to adjustment of our net deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense reported for the first three months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $207,000 during the quarter ended December 31, 2017. This amount comprises a reduction of $99,000 in income tax expense for the three-month period ended December 31, 2017 related to the lower corporate income tax rate and $306,000 from the application of the newly enacted rates to existing deferred tax asset balances.

The federal income tax rate change is administratively effective at the beginning of our fiscal year resulting in the use of a blended rate for the annual period. As a result, the blended statutory federal tax rate for the Company for the year ending September 30, 2018 is 24.0%. The Company utilized an effective combined federal and state tax rate of 30.8% and 39.9% for the three months ended December 31, 2017 and December 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2017 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2017, the Company had commitments outstanding under letters of credit of $808,000, commitments to originate loans of $9.8 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $61.5 million. There has been no material change during the three months ended December 31, 2017 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2017, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.46%, and total qualifying capital as a percentage of risk-weighted assets was 12.60%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2017. Through December 31, 2017, the Company had repurchased 81,000 shares of its common stock at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and September 30, 2017; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 12, 2018	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 12, 2018	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer