Form 10-Q
period 2018-03-31
Magyar Bancorp, Inc.
filed 2018-05-10
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, $0.01 Par Value	5,820,746

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2018	2017
Assets	(Unaudited)

Cash	$1,002	$871
Interest earning deposits with banks	16,349	21,463
Total cash and cash equivalents	17,351	22,334

Investment securities - available for sale, at fair value	23,708	11,815
Investment securities - held to maturity, at amortized cost (fair value of
$35,851 and $51,241 at March 31, 2018 and September 30, 2017, respectively)	37,082	51,368
Federal Home Loan Bank of New York stock, at cost	2,092	2,002
Loans receivable, net of allowance for loan losses of $3,769 and $3,475
at March 31, 2018 and September 30, 2017, respectively	483,665	470,693
Bank owned life insurance	11,696	11,550
Accrued interest receivable	1,963	1,929
Premises and equipment, net	17,348	17,567
Other real estate owned ("OREO")	10,151	11,056
Other assets	2,831	2,730

Total assets	$607,887	$603,044

Liabilities and Stockholders' Equity
Liabilities
Deposits	$516,754	$515,201
Escrowed funds	2,164	1,937
Federal Home Loan Bank of New York advances	33,905	31,905
Accrued interest payable	117	105
Accounts payable and other liabilities	4,920	4,439

Total liabilities	557,860	553,587

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at March 31, 2018 and September 30, 2017	59	59
Additional paid-in capital	26,300	26,289
Treasury stock: 102,996 shares
at March 31, 2018 and September 30, 2017, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(424)	(492)
Retained earnings	26,670	25,757
Accumulated other comprehensive loss	(1,426)	(1,004)

Total stockholders' equity	50,027	49,457

Total liabilities and stockholders' equity	$607,887	$603,044

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,408	$5,010	$10,843	$10,008
Investment securities
Taxable	416	392	837	771
Federal Home Loan Bank of New York stock	33	32	64	61

Total interest and dividend income	5,857	5,434	11,744	10,840

Interest expense
Deposits	871	718	1,765	1,447
Borrowings	165	186	327	377

Total interest expense	1,036	904	2,092	1,824

Net interest and dividend income	4,821	4,530	9,652	9,016

Provision for loan losses	257	403	506	733

Net interest and dividend income after
provision for loan losses	4,564	4,127	9,146	8,283

Other income
Service charges	222	316	480	588
Income on bank owned life insurance	74	71	146	143
Other operating income	43	28	67	62
Gains on sales of loans	30	25	216	111
Gains on sales of investment securities	—	—	107	—

Total other income	369	440	1,016	904

Other expenses
Compensation and employee benefits	2,443	2,270	4,801	4,492
Occupancy expenses	755	708	1,472	1,395
Professional fees	255	279	484	520
Data processing expenses	143	124	280	256
OREO expenses	168	76	400	255
FDIC deposit insurance premiums	95	128	205	258
Loan servicing expenses	78	68	158	116
Insurance expense	43	50	101	115
Other expenses	375	345	790	674
Total other expenses	4,355	4,048	8,691	8,081

Income before income tax expense	578	519	1,471	1,106

Income tax expense	182	219	746	458

Net income	$396	$300	$725	$648

Net income per share-basic and diluted	$0.07	$0.05	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
	(Unaudited)
Net income	$396	$300	$725	$648
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	(352)	30	(319)	(281)
Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	—	—	104	—
Net gains realized on securities
available for sale	—	—	(107)	—
Other comprehensive income (loss), before tax	(352)	30	(322)	(281)
Deferred income tax effect	88	(11)	88	102
Total other comprehensive income (loss)	(264)	19	(234)	(179)
Total comprehensive income (loss)	$132	$319	$491	$469

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Six Months Ended March 31, 2018 and 2017

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457
Net income	—	—	—	—	—	725	—	725
Other comprehensive loss	—	—	—	—	—	—	(234)	(234)
Reclassification of the stranded tax
effect related to defferred taxes for:
Defined benefit pension plan*	—	—	—	—	—	177	(177)	—
Securities available-for-sale*	—	—	—	—	—	11	(11)	—
ESOP shares allocated	—	—	11	—	68	—	—	79
Balance, March 31, 2018	5,820,746	$59	$26,300	$(1,152)	$(424)	$26,670	$(1,426)	$50,027

*	These reclassifications are the result of the Company's early adoption of FASB ASU 2018-02 Income Statement-Reporting Comprehensive Income (Topic 220). See Note B for additional information.

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725
Net income	—	—	—	—	—	648	—	648
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
ESOP shares allocated	—	—	7	—	68	—	—	75
Balance, March 31, 2017	5,820,746	$59	$26,277	$(1,152)	$(559)	$24,982	$(1,338)	$48,269

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2018	2017
	(Unaudited)
Operating activities
Net income	$725	$648
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	424	403
Premium amortization on investment securities, net	76	94
Provision for loan losses	506	733
Provision for loss on other real estate owned	273	150
Originations of loans held for sale	(4,448)	(1,683)
Proceeds from the sales of loans receivable	4,664	1,794
Gains on sale of loans receivable	(216)	(111)
Gains on sales of investment securities	(107)	—
Gains on the sales of other real estate owned	(30)	(41)
ESOP compensation expense	79	75
Deferred income tax expense	107	495
Increase in accrued interest receivable	(34)	(239)
Increase in surrender value bank owned life insurance	(146)	(143)
Increase in other assets	(121)	(344)
Increase (decrease) in accrued interest payable	12	(4)
Increase (decrease) in accounts payable and other liabilities	481	(1,670)
Net cash provided by operating activities	2,245	157

Investing activities
Net increase in loans receivable	(14,217)	(5,470)
Purchases of loans receivable	(461)	(1,450)
Proceeds from the sale of loans receivable	1,200	—
Purchases of investment securities held to maturity	(3,492)	(3,974)
Purchases of investment securities available for sale	(1,443)	(6,079)
Sales of investment securities held to maturity	3,408	—
Principal repayments on investment securities held to maturity	1,817	4,581
Principal repayments on investment securities available for sale	1,812	555
Purchases of premises and equipment	(205)	(89)
Investment in other real estate owned	(182)	(30)
Proceeds from other real estate owned	845	923
Redemptions (purchases) of Federal Home Loan Bank stock	(90)	90
Net cash used by investing activities	(11,008)	(10,943)

Financing activities
Net increase in deposits	1,553	1,171
Net increase in escrowed funds	227	261
Proceeds (repayments) of long-term advances	2,000	(2,000)
Net cash provided (used) by financing activities	3,780	(568)
Net decrease in cash and cash equivalents	(4,983)	(11,354)

Cash and cash equivalents, beginning of period	22,334	21,806

Cash and cash equivalents, end of period	$17,351	$10,452

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,081	$1,827
Income taxes	$814	$36
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$399
Investment securities transferred from held to maturity to available for sale	$12,619	$—

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

Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The September 30, 2017 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In August 2017, the FASB issued the ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. Upon adoption, the ASU allows for the reclassification of debt securities eligible to be hedged under the ASU from held-to-maturity to available-for-sale. The Company adopted ASU 2017-12 during the quarter ended December 31, 2017 and reclassified ten mortgage-backed securities totaling $12.6 million from the held-to-maturity portfolio to the available-for-sale portfolio.

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement- Reporting Comprehensive Income. Deferred tax assets (“DTAs”) related to defined pension benefit plans and securities available for sale that were revalued as of December 31, 2017 created “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). Existing GAAP required recognition of the tax rate change effects on the DTA revaluation as an adjustment to income tax expense. As a result the AOCI contained the stranded amounts from prior periods at the previous tax rate. ASU 2018-12 permits the reclassification of the stranded amounts from AOCI to retained earnings resulting from the Tax Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying GAAP guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The amendments in this updates are optional and are effective for fiscal year beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period.

The Company adopted the provisions of ASU 2018-02 effective March 31, 2018 and elected to record a reclassification adjustment of $188,000 from AOCI to retained earnings in the consolidated statements of stockholders’ equity for stranded tax effects resulting from enactment of the Tax Act.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2018 and 2017 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
	(In thousands except for per share data)

Income applicable to common shares	$396	$300	$725	$648
Weighted average number of common shares
outstanding - basic	5,821	5,821	5,821	5,821
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,821	5,821	5,821	5,821

Basic earnings per share	$0.07	$0.05	$0.12	$0.11

Diluted earnings per share	$0.07	$0.05	$0.12	$0.11

There were no outstanding options to purchase common stock at March 31, 2018 and March 31, 2017.

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

There was no activity for the Company’s stock option plan for the months ended March 31, 2018.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2017.

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2016	188,276	$14.61	0.4 years
Granted	—	—
Exercised	—	—
Expired	(188,276)	14.61
Forfeited	—	—
Balance at March 31, 2017	—	$—	—	$—

Exercisable at March 31, 2017	—	$—	—	$—

There were no grants, vested shares or forfeitures of non-vested restricted stock awards as of or during the six months ended March 31, 2018 and March 31, 2017.

There were no stock option and stock award expenses included with compensation expense for the six months ended March 31, 2018 and March 31, 2017.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2018, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the six months ended March 31, 2018 and 2017, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2018. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at March 31, 2018, of which 81,000 were from repurchases under this program.

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

At March 31, 2018, shares allocated to participants totaled 165,771. Unallocated ESOP shares held in suspense totaled 52,092 at March 31, 2018 and had a fair market value of $664,173. The Company's contribution expense for the ESOP was $78,000 and $75,000 for the six months ended March 31, 2018 and 2017, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2018			2017
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$(352)	$88	$(264)	$30	$(11)	$19

Other comprehensive (loss) income, net	$(352)	$88	$(264)	$30	$(11)	$19

	Six Months Ended March 31,
	2018			2017
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$(319)	$87	$(232)	$(281)	$102	$(179)

Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	104	(32)	72	—	—	—
Net gains realized on securities
available for sale (a) (b)	(107)	33	(74)	—	—	—

Other comprehensive (loss) income, net	$(322)	$88	$(234)	$(281)	$102	$(179)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations.
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations.

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

	Fair Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,573	$—	$1,573	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,739	—	19,739	—
Debt securities	2,381	—	2,381	—
Private label mortgage-backed securities-residential	15	—	15	—
Total securities available for sale	$23,708	$—	$23,708	$—

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,326	$—	$9,326	$—
Debt securities	2,449	—	2,449	—
Private label mortgage-backed securities-residential	40	—	40	—
Total securities available for sale	$11,815	$—	$11,815	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (“MSRs”) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $53,000 and $69,000 at March 31, 2018 and September 30, 2017, respectively.

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2018 and September 30, 2017.

	Fair Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$871	$—	$—	$871
Other real estate owned	10,151	—	—	10,151
	$11,022	$—	$—	$11,022

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$909	$—	$—	$909
Other real estate owned	11,056	—	—	11,056
	$11,965	$—	$—	$11,965

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
March 31, 2018	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$871	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0% to -22.6% (-11.3%)
Other real estate owned	$10,151	Appraisal of collateral (1)	Liquidation expenses (2)	-3.1% to -75.8% (-14.7%)

	Fair Value	Valuation
September 30, 2017	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$909	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.9% to -35.2% (-22.3%)
Other real estate owned	$11,056	Appraisal of collateral (1)	Liquidation expenses (2)	-8.0% to -55.4% (-25.0%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2018 and September 30, 2017.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2018
Financial instruments - assets
Investment securities held to maturity	$37,082	$35,851	$—	$35,851	$—
Loans	483,665	481,374	—	—	481,374

Financial instruments - liabilities
Certificates of deposit including retirement certificates	118,139	118,635	—	118,635	—
Borrowings	33,905	33,407	—	33,407	—

September 30, 2017
Financial instruments - assets
Investment securities held to maturity	$51,368	$51,241	$—	$51,241	$—
Loans	470,693	473,538	—	—	473,538

Financial instruments - liabilities
Certificates of deposit including retirement certificates	128,028	128,750	—	128,750	—
Borrowings	31,905	31,865	—	31,865	—

There were no transfers between fair value measurement placements during the six months ended March 31, 2018.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2018 and September 30, 2017:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,519	$54	$—	$1,573
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	20,163	29	(453)	19,739
Debt securities	2,500	—	(119)	2,381
Private label mortgage-backed securities-residential	15	—	—	15
Total securities available for sale	$24,197	$83	$(572)	$23,708

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,442	$9	$(125)	$9,326
Debt securities	2,500	—	(51)	2,449
Private label mortgage-backed securities-residential	40	—	—	40
Total securities available for sale	$11,982	$9	$(176)	$11,815

The maturities of the debt securities and mortgage-backed securities available for sale at March 31, 2018 are summarized in the following table:

	March 31, 2018
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,500	1,417
Due after 5 but within 10 years	1,000	964
Due after 10 years	—	—
Total debt securities	2,500	2,381

Mortgage-backed securities:
Residential	21,697	21,327
Commercial	—	—
Total	$24,197	$23,708

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2018 and September 30, 2017:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$610	$—	$(97)	$513
Mortgage-backed securities - commercial	936	—	(11)	925
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	27,654	6	(692)	26,968
Debt securities	4,463	—	(83)	4,380
Private label mortgage-backed securities - residential	419	—	(1)	418
Corporate securities	3,000	—	(353)	2,647
Total securities held to maturity	$37,082	$6	$(1,237)	$35,851

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,466	$123	$(96)	$3,493
Mortgage-backed securities - commercial	968	—	(10)	958
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,016	349	(251)	39,114
Debt securities	4,461	—	(24)	4,437
Private label mortgage-backed securities - residential	457	—	(2)	455
Corporate securities	3,000	—	(216)	2,784
Total securities held to maturity	$51,368	$472	$(599)	$51,241

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2018 are summarized in the following table:

	March 31, 2018
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$2,000	$1,999
Due after 1 but within 5 years	1,499	1,470
Due after 5 but within 10 years	3,000	2,647
Due after 10 years	964	911
Total debt securities	7,463	7,027

Mortgage-backed securities:
Residential	28,683	27,899
Commercial	936	925
Total	$37,082	$35,851

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2018 and September 30, 2017 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2018
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$513	$(97)	$513	$(97)
Mortgage-backed securities - commercial	1	—	—	924	(11)	924	(11)
Obligations of U.S. government-sponsored enterprises		—	—	—	—
Mortgage-backed securities - residential	32	21,349	(402)	22,461	(743)	43,810	(1,145)
Debt securities	5	—	—	6,762	(202)	6,762	(202)
Private label mortgage-backed securities residential	2	—	—	137	(1)	137	(1)
Corporate securities	1	—	—	2,647	(353)	2,647	(353)
Total	43	$21,349	$(402)	$33,444	$(1,407)	$54,793	$(1,809)

		September 30, 2017
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$605	$(96)	$605	$(96)
Mortgage-backed securities - commercial	1	958	(10)	—	—	958	(10)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	6,582	(92)	21,713	(284)	28,295	(376)
Debt securities	5	4,890	(71)	1,996	(4)	6,886	(75)
Private label mortgage-backed securities residential	2	—	—	193	(2)	193	(2)
Corporate securities	1	—	—	2,784	(216)	2,784	(216)
Total	31	$12,430	$(173)	$27,291	$(602)	$39,721	$(775)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2018 and September 30, 2017, there were forty-three and thirty-one investment securities, respectively, with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2018 and September 30, 2017.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2018	2017
	(Dollars in thousands)

One-to four-family residential	$176,483	$178,336
Commercial real estate	214,287	207,118
Construction	22,948	22,622
Home equity lines of credit	18,562	18,536
Commercial business	49,335	41,113
Other	5,657	6,266
Total loans receivable	487,272	473,991
Net deferred loan costs	162	177
Allowance for loan losses	(3,769)	(3,475)

Total loans receivable, net	$483,665	$470,693

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The commercial real estate loan segment is further disaggregated into three classes: commercial real estate loans include loans secured by multifamily structures, owner-occupied commercial structures, and non-owner occupied nonresidential properties.  The construction loan segment consists primarily of loans to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan.  The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The other loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at six months ended March 31, 2018 and September 30, 2017:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At March 31, 2018	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$2,503	$2,503	$2,653
Commercial real estate	—	—	3,642	3,642	3,642
Commercial business	—	—	362	362	452
Total impaired loans	$—	$—	$6,507	$6,507	$6,747

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2017	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,124	$3,124	$3,436
Commercial real estate	—	—	4,088	4,088	4,110
Commercial business	—	—	243	243	243
Total impaired loans	$—	$—	$7,455	$7,455	$7,789

The following tables present the average recorded investment in impaired loans for the three and six months ended March 31, 2018 and 2017. There was no interest income recognized on impaired loans during the six months ended March 31, 2018.

	Three Months	Six Months
	Ended March 31, 2018	Ended March 31, 2018
	(Dollars in thousands)

One-to four-family residential	$2,531	$2,728
Commercial real estate	3,658	3,801
Commercial business	363	323
Average investment in impaired loans	$6,552	$6,852

	Three Months	Six Months
	Ended March 31, 2017	Ended March 31, 2017
	(Dollars in thousands)

One-to four-family residential	$3,563	$3,712
Commercial real estate	5,106	4,685
Home equity lines of credit	257	222
Commercial business	913	1,024
Other	12	8
Average investment in impaired loans	$9,851	$9,651

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
March 31, 2018
One-to four-family residential	$175,170	$—	$1,313	$—	$176,483
Commercial real estate	212,037	—	2,250	—	214,287
Construction	20,547	—	2,401	—	22,948
Home equity lines of credit	18,562	—	—	—	18,562
Commercial business	49,212	—	123	—	49,335
Other	5,657	—	—	—	5,657
Total	$481,185	$—	$6,087	$—	$487,272

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2017
One-to four-family residential	$176,285	$127	$1,924	$—	$178,336
Commercial real estate	204,435	—	2,683	—	207,118
Construction	20,194	—	2,428	—	22,622
Home equity lines of credit	18,536	—	—	—	18,536
Commercial business	40,820	293	—	—	41,113
Other	6,266	—	—	—	6,266
Total	$466,536	$420	$7,035	$—	$473,991

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
March 31, 2018
One-to four-family residential	$167,674	$7,760	$32	$1,017	$8,809	$1,017	$176,483
Commercial real estate	207,762	6,440	—	85	6,525	85	214,287
Construction	21,495	1,453	—	—	1,453	—	22,948
Home equity lines of credit	18,504	19	—	39	58	39	18,562
Commercial business	48,868	344	—	123	467	123	49,335
Other	5,651	6	—	—	6	—	5,657
Total	$469,954	$16,022	$32	$1,264	$17,318	$1,264	$487,272

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2017
One-to four-family residential	$176,546	$—	$127	$1,663	$1,790	$1,663	$178,336
Commercial real estate	206,218	418	—	482	900	482	207,118
Construction	22,622	—	—	—	—	—	22,622
Home equity lines of credit	18,344	—	192	—	192	—	18,536
Commercial business	40,420	400	80	213	693	213	41,113
Other	6,266	—	—	—	—	—	6,266
Total	$470,416	$818	$399	$2,358	$3,575	$2,358	$473,991

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Charge-offs	(127)	—	—	—	(170)	—	—	(297)
Recoveries	82	23	3	—	1	—	—	109
Provision	21	(1)	(109)	74	265	(2)	2	250
Balance- December 31, 2017	$563	$1,299	$384	$131	$1,052	$4	$104	$3,537
Charge-offs	(25)	—	—	—	—	—	—	(25)
Recoveries	—	—	—	—	—	—	—	—
Provision	(5)	119	58	(19)	106	—	(2)	257
Balance- March 31, 2018	$533	$1,418	$442	$112	$1,158	$4	$102	$3,769

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Charge-offs	(18)	—	—	—	(237)	—	—	(255)
Recoveries	35	—	3	—	1	—	—	39
Provision	(35)	77	4	—	174	(2)	112	330
Balance-December 31, 2016	$524	$1,152	$368	$71	$914	$7	$134	$3,170
Charge-offs	(52)	—	—	—	(226)	—	—	(278)
Recoveries	—	—	3	14	1	—	—	18
Provision	175	(44)	(3)	(18)	323	6	(36)	403
Balance- March 31, 2017	$647	$1,108	$368	$67	$1,012	$13	$98	$3,313

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018 and September 30, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - March 31, 2018	$533	$1,418	$442	$112	$1,158	$4	$102	$3,769
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	533	1,418	442	112	1,158	4	102	3,769

Loans receivable:
Balance - March 31, 2018	$176,483	$214,287	$22,948	$18,562	$49,335	$5,657	$—	$487,272
Individually evaluated
for impairment	2,503	3,642	—	—	362	—		6,507
Collectively evaluated
for impairment	173,980	210,645	22,948	18,562	48,973	5,657		480,765

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	587	1,277	490	57	956	6	102	3,475

Loans receivable:
Balance - September 30, 2017	$178,336	$207,118	$22,622	$18,536	$41,113	$6,266	$—	$473,991
Individually evaluated
for impairment	3,124	4,088	—	—	243	—		7,455
Collectively evaluated
for impairment	175,212	203,030	22,622	18,536	40,870	6,266		466,536

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three and six months ended March 31, 2018 and there was one TDR for the three and six months ended March 31. 2017.

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

There were no foreclosed residential real estate loans for the six month ended March 31, 2018. There were $1.1 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at the six months ended March 31, 2018.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2018	2017
	March 31	September 30
	(Dollars in thousands)

Demand accounts	$105,992	$98,728
Savings accounts	97,810	107,362
NOW accounts	48,337	43,556
Money market accounts	146,476	137,527
Certificates of deposit	99,808	108,740
Retirement certificates	18,331	19,288
	$516,754	$515,201

NOTE L – INCOME TAXES

On December 22, 2017, the Company revised its estimated annual effective rate to reflect a change in the United States federal corporate tax rate for the Company from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year resulting in the use of a blended rate for the annual period. As a result, the blended statutory federal tax rate for the Company’s year ended September 30, 2018 is 24.0%.

In addition, we recognized a tax expense in our tax provision for the period ended March 31, 2018 related to the adjustment of our net deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense reported for the six months ended March 31, 2018 was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $182,000. This amount comprises an increase of $306,000 from the application of the newly enacted rates to deferred tax asset balances at the time of enactment and a decrease of $125,000 in income tax expense for the six months ended March 31, 2018 related to the lower federal income tax rate.

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at March 31, 2018 or September 30, 2017.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
	(in thousands)

Income tax expense at the statutory federal tax rate of 24%
for the three and six months ended March 31, 2018 and
34% for the three and six months ended March 31, 2017	$138	$176	$352	$376
State tax expense	40	32	101	64
Reduction of deferred tax asset from tax legislation	—	—	306	—
Other	4	11	(13)	18
Income tax expense	$182	$219	$746	$458

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

As of March 31, 2018 and September 30, 2017, the Company did not hold any interest rate floors or collars.

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

	2018	2017
	March 31	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,193	$633
Unused lines of credit	53,207	64,220
Fixed rate loan commitments	6,718	2,429
Variable rate loan commitments	16,436	3,952

	$77,554	$71,234

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

Comparison of Financial Condition at March 31, 2018 and September 30, 2017

Total assets increased $4.9 million, or 0.8%, to $607.9 million during the six months ended March 31, 2018 from $603.0 million at September 30, 2017. The increase was primarily attributable to a $13.0 million increase in net loans receivable, offset by a $5.0 million decrease in cash and cash equivalent balances and a $2.4 million decrease in investment securities.

Cash and interest bearing deposits with banks decreased $5.0 million, or 22.3%, to $17.3 million at March 31, 2018 from $22.3 million at September 30, 2017 to fund loan originations during the six months ended March 31, 2018.

At March 31, 2018, investment securities totaled $60.8 million, reflecting a decrease of $2.4 million, or 3.8%, from $63.2 million at September 30, 2017. The Company purchased three U.S. government-sponsored enterprise mortgage-backed securities totaling $4.9 million for the six months ended March 31, 2018. The Company sold twenty-three U.S. government-sponsored enterprise mortgage-backed securities totaling $3.3 and received calls and principal repayments totaling $3.6 million during the six months ended March 31, 2018.

Investment securities at March 31, 2018 consisted of $50.6 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $6.8 million in U.S. government agencies and U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $434,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2018.

Total loans receivable increased $13.3 million, or 2.8%, to $487.3 million during the six months ended March 31, 2018 compared with $474.0 million at September 30, 2017. Total loans receivable were comprised of $214.3 million (44.0%) in commercial real estate loans, $176.5 million (36.2%) in one-to-four family residential mortgage loans, $49.3 million (10.1%) in commercial business loans, $22.9 million (4.7%) in construction loans, $18.6 million (3.8%) in home equity lines of credit, and $5.7 million (1.2%) in other loans. Expansion of the portfolio during the six months ended March 31, 2018 occurred primarily in commercial business loans, which increased $8.2 million, and commercial real estate loans, which increased $7.2 million.

Total non-performing loans decreased $1.1 million to $1.3 million at March 31, 2018 from $2.4 million at September 30, 2017. The ratio of non-performing loans to total loans decreased to 0.26% at March 31, 2018 from 0.50% at September 30, 2017.

Included in the non-performing loan totals were six residential mortgage loans totaling $1.0 million, one commercial business loan totaling $123,000, one commercial real estate loans totaling $85,000, and one home equity line of credit totaling $39,000.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $607,000 to $1.1 million at March 31, 2018 from $1.7 million at September 30, 2017. These loans remained in varying stages of foreclosure at March 31, 2018. Year-to-date, The Company charged off $152,000 in non-performing residential and home equity lines of credit and other consumer loans through a reduction in its allowance for loan loss and received three recoveries totaling $83,000 from previously charged-off non-performing residential properties including home equity lines of credit and other consumer loans.

Non-performing commercial real estate loans decreased $397,000 to $85,000 at March 31, 2018 from $482,000 at September 30, 2017. The one non-accrual loan was in an early stage of collection at March 31, 2018. Year-to-date, there were no charge offs in the commercial real estate loan portfolio while the Company received one recovery totaling $23,000.

Non-performing commercial business loans decreased $90,000 to $123,000 during the six months period ended March 31, 2018 from $213,000 at September 30, 2017. Year-to-date, The Company charged off $170,000 in non-performing commercial business loans through a reduction in its allowance for loan loss and received one recovery totaling $1,000 from a previously charged-off non-performing commercial business loan.

There were no non-performing construction loans during the six months or at March 31, 2018. Year-to-date, the Company received recoveries totaling $3,000 from a previously charged-off non-performing construction loan.

During the six months ended March 31, 2018, the allowance for loan losses increased $294,000 to $3.8 million. The allowance for loan losses as a percentage of non-performing loans increased to 298% at March 31, 2018 compared with 147% at September 30, 2017. At March 31, 2018 the Company’s allowance for loan losses as a percentage of total loans was 0.77% compared with 0.73% at September 30, 2017.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment.

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. March 31, 2018, The Company did not hold any specific reserves.

Other real estate owned decreased $905,000 to $10.2 million at March 31, 2018 from $11.1 million at September 30, 2017. The decrease was the result of four sales totaling $815,000 and valuation allowances totaling $273,000. Offsetting the decreases were improvements to properties totaling $181,000. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, marketing the individual properties for sale, or selling multiple properties to a real estate investors.

Total deposits increased $1.6 million, or 0.3%, to $516.8 million during the six months ended March 31, 2018 compared with $515.2 million at September 30, 2017. The increase in deposits occurred in money market accounts, which increased $8.9 million, or 6.5%, to $146.5 million, non-interest bearing checking accounts, which increased $7.3 million, or 7.4%, to $106.0 million and in interest-bearing checking accounts, which increased $4.8 million, or 11.0%, to $48.3 million. Offsetting these increases were decreases in certificates of deposit (including individual retirement accounts) which decreased $9.9 million, or 7.7%, to $118.1 million, and in savings accounts, which decreased $9.6 million, or 8.9%, to $97.8 million.

Included with the total deposits at March 31, 2018 and September 30, 2017 were $10.3 million in brokered certificates of deposit.

Federal Home Loan Bank of New York advances increased $2.0 million to $33.9 million at March 31, 2018 from $31.9 million at September 30, 2017 to fund growth in total loans receivable.

The Company’s book value per share increased to $8.59 at March 31, 2018 from $8.50 at September 30, 2017. The increase was due to the Company’s results of operations for the six months ended March 31, 2018.

Average Balance Sheet for the Three and Six Months Ended March 31, 2018 and 2017

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2018 and 2017. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$16,300	$62	1.53%	$15,082	$41	1.11%
Loans receivable, net	479,464	5,408	4.57%	460,344	5,010	4.41%
Securities
Taxable	60,911	354	2.36%	62,581	351	2.27%
FHLB of NY stock	2,047	33	6.50%	2,158	32	5.89%
Total interest-earning assets	558,722	5,857	4.25%	540,165	5,434	4.08%
Noninterest-earning assets	45,734			48,006
Total assets	$604,456			$588,171

Interest-bearing liabilities:
Savings accounts (1)	$100,675	175	0.71%	$110,975	200	0.73%
NOW accounts (2)	187,284	312	0.68%	160,282	140	0.36%
Time deposits (3)	120,772	384	1.29%	130,350	378	1.17%
Total interest-bearing deposits	408,731	871	0.86%	401,607	718	0.73%
Borrowings	32,905	165	2.03%	34,241	186	2.20%
Total interest-bearing liabilities	441,636	1,036	0.95%	435,848	904	0.84%
Noninterest-bearing liabilities	113,062			104,441
Total liabilities	554,698			540,289
Retained earnings	49,758			47,882
Total liabilities and retained earnings	$604,456			$588,171

Net interest and dividend income		$4,821			$4,530
Interest rate spread			3.30%			3.24%
Net interest-earning assets	$117,086			$104,317
Net interest margin (4)			3.50%			3.40%
Average interest-earning assets to
average interest-bearing liabilities	126.51%			123.93%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$19,162	$133	1.39%	$15,893	$80	1.01%
Loans receivable, net	475,742	10,843	4.57%	459,543	10,008	4.37%
Securities
Taxable	61,402	704	2.30%	62,006	691	2.23%
FHLB of NY stock	2,025	64	6.31%	2,184	61	5.62%
Total interest-earning assets	558,331	11,744	4.22%	539,626	10,840	4.03%
Noninterest-earning assets	45,858			48,432
Total assets	$604,189			$588,058

Interest-bearing liabilities:
Savings accounts (1)	$102,769	$366	0.71%	$107,893	$394	0.73%
NOW accounts (2)	184,612	621	0.67%	161,106	283	0.35%
Time deposits (3)	122,966	778	1.27%	131,396	770	1.18%
Total interest-bearing deposits	410,347	1,765	0.86%	400,395	1,447	0.72%
Borrowings	32,400	327	2.03%	34,801	377	2.17%
Total interest-bearing liabilities	442,747	2,092	0.95%	435,196	1,824	0.84%
Noninterest-bearing liabilities	111,309			104,595
Total liabilities	554,056			539,791
Retained earnings	50,133			48,267
Total liabilities and retained earnings	$604,189			$588,058

Net interest and dividend income		$9,652			$9,016
Interest rate spread			3.27%			3.19%
Net interest-earning assets	$115,584			$104,430
Net interest margin (4)			3.47%			3.35%
Average interest-earning assets to
average interest-bearing liabilities	126.11%			124.00%

 (1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

Net Income. Net income increased $96,000, or 32.0%, to $396,000 during the three-month period ended March 31, 2018 compared with the three-month period ended March 31, 2017 primarily due to higher net interest and dividend income, and a lower effective tax rate.

Net Interest and Dividend Income. The net interest and dividend income increased $291,000, or 6.4%, to $4.8 million for the three months ended March 31, 2018 from $4.5 million for the three months ended March 31, 2017. The Company’s net interest margin increased 10 basis points to 3.50% for the three months ended March 31, 2018 compared to 3.40% for the three months ended March 31, 2017.

The yield on the Company’s interest-earning assets increased 17 basis points to 4.25% for the three months ended March 31, 2018 from 4.08% for the three months ended March 31, 2017 primarily due to higher average balances of loans receivable, net of allowance for loan losses, which increased $19.1 million, as well as higher market interest rates between periods. The yield on loans receivable increased 16 basis points to 4.57% for the three months ended March 31, 2018 from 4.41% for the three months ended March 31, 2017, due to higher average balances of loan receivable and higher market interest rates. The cost of interest-bearing liabilities increased 11 basis points to 0.95% for the three months ended March 31, 2018 from 0.84% for the three months ended March 31, 2017. The increase in the cost of interest-bearing liabilities was attributable to higher average balances in interest-bearing deposits and higher market interest rates.

Interest and Dividend Income. Interest and dividend income increased $423,000, or 7.8%, to $5.9 million for the three months ended March 31, 2018 from $5.4 million for the three months ended March 31, 2017. The increase was attributable to an $18.6 million, or 3.4%, increase in the average balance of interest-earning assets in addition to a 17 basis point increase in the yield on such assets to 4.25% for the quarter ended March 31, 2018 compared with the prior year period.

Interest earned on loans increased $398,000, or 7.9%, to $5.4 million for the three months ended March 31, 2018 compared with $5.0 million the same period prior year due to a $19.1 million increase in the average balance in the net loan receivable and higher market interest rates.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $24,000, or 6.1%, to $416,000 at March 31, 2018 from $392,000 at March 31, 2017. The average yield on investment securities and interest earning deposits increased 14 basis points to 2.18% for the three months ended March 31, 2018 from 2.04% for the three months ended March 31, 2017, more than offsetting a $452,000 decrease in the average balance between periods.

Interest Expense. Interest expense increased $132,000, or 14.6%, to $1.0 million for the three months ended March 31, 2018 from $904,000 for the three months ended March 31, 2017. The average balance of interest-bearing liabilities increased $5.8 million, or 1.3%, between the two periods, while the cost on such liabilities increased 11 basis points to 0.95% for the three months ended March 31, 2018 from 0.84% compared with the prior year period.

The average balance of interest bearing deposits increased $7.1 million to $408.7 million at March 31, 2018 from $401.6 million at March 31, 2017, while the average cost of such deposits increased 13 basis points to 0.86% from 0.73% between the two periods. As a result, interest paid on interest-bearing deposits increased $153,000 to $871,000 for the three months ended March 31, 2018 from $718,000 for the three months ended March 31, 2017.

Interest paid on advances and securities sold under agreements to repurchase decreased $21,000, or 11.3%, to $165,000 for the three months ended March 31, 2018 from $186,000 for the same period prior year, while the average balance of such borrowings decreased $1.3 million to $32.9 million at March 31, 2018 from $34.2 million at March 31, 2017. The average cost of advances and securities sold under agreements to repurchase decreased 17 basis points to 2.03% for the three months ended March 31, 2018 from 2.20% for the same period of March 31, 2017, reflecting the lower market interest rate environment.

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

After an evaluation of these factors, management recorded a provision of $257,000 for the three months ended March 31, 2018 compared to a provision of $403,000 for the three months ended March 31, 2017. The provision for loan losses decreased during the current period compared with the prior year period due to lower net charge-offs, which were $25,000 for the three months ended March 31, 2018 compared to $260,000 for the three months ended March 31, 2017.

During the three months ended March 31, 2018, the Bank reduced the carrying balance on one loan totaling $208,000 by $25,000 to the appraised fair value of collateral, net of estimated disposition costs, securing the loans. Offsetting these charge-offs was one partial recovery of a loan previously charged-off totaling $336 during the quarter.

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

Other Income. Non-interest income decreased to $369,000 during the three months ended March 31, 2018 compared to $440,000 for the three months ended March 31, 2017. The decrease was primarily attributable to lower service charge income, which decreased $94,000 from the prior year period due primarily to lower loan prepayment penalties. Partially offsetting the reduction were higher gains from loan sales and other operating income. The Company recorded gains totaling $30,000 from the sale of guaranteed portions of SBA loans during the three months ended March 31, 2018, compared with $25,000 for the prior year period. Other operating income increased $15,000 between periods from higher rental income.

Other Expenses. Non-interest expenses increased $307,000, or 7.6%, to $4.4 million from the three months ended March 31, 2017. Compensation and benefit expense increased $173,000, or 7.6%, from the prior year period due to the opening of the Bank’s seventh branch location in June of 2017 as well as annual merit increases for employees. The opening of the Bank’s Edison, NJ branch also contributed to an increase in occupancy and data processing expenses between periods. In addition, OREO expenses increased $92,000 to $168,000 for the three months ended March 31, 2018 from $76,000 for the prior year period due to higher valuation allowances resulting from updated real estate appraisals. Offsetting these increases were decreases in FDIC insurance premiums, which declined $33,000, and professional fees, which declined $24,000.

Income Tax Expense. The Company recorded tax expense of $182,000 on income of $578,000 for the three months ended March 31, 2018, compared to tax expense of $219,000 on income of $519,000 for the three months ended March 31, 2017. The decrease reflected the lower federal corporate tax rate resulting from the Tax Cuts and Jobs Act that was signed into law December 22, 2017. The Company’s effective tax rate for the three months ended March 31, 2018 was 28.6% compared with 42.2% for the three months ended March 31, 2017.

Comparison of Operating Results for the Six Months Ended March 31, 2018 and 2017

Net Income. Net income increased $77,000, or 11.9%, to $725,000 during the six-month period ended March 31, 2018 compared with $648,000 for the six-month period ended March 31, 2017 due to higher net interest and dividend income.

The net interest margin increased by 12 basis points to 3.47% for the six months ended March 31, 2018 compared to 3.35% for the six months ended March 31, 2017. The yield on interest-earning assets increased 19 basis points to 4.22% for the six months ended March 31, 2018 from 4.03% for the six months ended March 31, 2017 primarily due to higher balances of loans receivable as well as higher market interest rates between the two periods. The cost of interest-bearing liabilities increased 11 basis points to 0.95% for the six months ended March 31, 2018 from 0.84% for the six months ended March 31, 2017.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $636,000, or 7.1%, to $9.6 million for the six month period ended March 31, 2018 from $9.0 million for the six months ended March 31, 2017.

Interest and Dividend Income. Interest and dividend income increased $904,000, or 8.3%, to $11.7 million for the six months ended March 31, 2018 compared to $10.8 million for the six months ended March 31, 2017. The average balance of interest-earning assets increased $18.7 million, or 3.5%, while the yield on such assets increased 19 basis points to 4.22% for the six months ended March 31, 2018 compared with 4.03% for the six months ended March 31, 2017. Interest expense increased $268,000, or 14.7%, to $2.1 million for the six months ended March 31, 2018 from $1.8 million for the six months ended March 31, 2017. The average balance of interest-bearing liabilities increased $7.5 million, or 1.7%, between the two periods while the cost on such liabilities increased 11 basis points to 0.95% from 0.84%.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $66,000, or 8.6%, to $837,000 for the six months ended March 31, 2018 compared with $771,000 for the same period last year. The increase was due to a $2.7 million, or 3.4%, increase in the average balance of such securities and deposits to $80.6 million for the six months ended March 31, 2018 from $77.9 million at March 31, 2017. The average yield on investment securities and interest earning deposits increased 10 basis points to 2.08% for the six months ended March 31, 2018 from 1.98% for the six months ended March 31, 2017.

Interest Expense. Interest expense increased $268,000, or 14.7%, to $2.1 million for the six months ended March 31, 2018 from $1.8 million for the six months ended March 31, 2017. The average balance of interest-bearing liabilities increased $7.5 million, or 1.7%, between the two periods while the cost on such liabilities increased 11 basis points to 0.95% for the six months ended March 31, 2018 from 0.84% for the six months ended March 31, 2017 due to higher market interest rates.

The average balance of interest bearing deposits increased $10.0 million, or 2.5%, to $410.4 million at March 31, 2018 from $400.4 million at March 31, 2017, while the average cost of such deposits increased 14 basis points to 0.86% for the six months ended March 31, 2018 from 0.72% for the six months ended March 31, 2017. Interest paid on deposits increased $318,000, or 22.0%, to $1.8 million for the six months ended March 31, 2018 from $1.5 million for the six months ended March 31, 2017.

Interest paid on advances and securities sold under agreements to repurchase decreased $50,000, or 13.3%, to $327,000 for the six months ended March 31, 2018 compared with $377,000 for the same period prior year. The average balance of such borrowings decreased $2.4 million to $32.4 million from $34.8 million. The average cost of advances and securities sold under agreements to repurchase decreased 14 basis points to 2.03% for the six months ended March 31, 2018 from 2.17% for the same period of March 31, 2017.

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

After an evaluation of these factors, management recorded a provision of $506,000 for the six months ended March 31, 2018 compared to $733,000 for the six months ended March 31, 2017. Net charge-offs were $213,000 for the six months ended March 31, 2018 compared to $476,000 for the six months ended March 31, 2017.

The loan charge-offs during the six months ended March 31, 2018 resulted from write-downs of loans deemed impaired during the period. Four non-performing loans totaling $628,000 were written down by $322,000 for the six months based on updated valuations of the loans. In addition, there were loan recoveries totaling $109,000 received during the six month period.

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

Other Income. Non-interest income increased $112,000, or 12.4%, to $1.0 million for the six months ended March 31, 2018 compared to the prior year period. The increase was primarily attributable to higher gains from the sale of loans and investments, which increased $212,000 from the prior year period. The Company recorded gains totaling $216,000 from the sale of guaranteed portions of SBA loans and $107,000 from the sale of investment securities during the six months ended March 31, 2018, compared with $111,000 in loan gains for the prior year period. Offsetting these increases were lower service charges, which decreased $108,000 to $480,000 for the six months ended March 31, 2018 due to lower loan prepayment fees.

Other Expenses. Non-interest expenses increased $610,000, or 7.5%, to $8.7 million during the six months ended March 31, 2018 from the six months ended March 31, 2017. Compensation and benefit expense increased $309,000, or 6.9%, from the prior year period due to the opening of the Bank’s seventh branch location in June of 2017 as well as annual merit increases for employees. The opening of the Bank’s Edison, NJ branch also contributed to an increase in occupancy, data processing and other expenses between periods. In addition, OREO expenses increased $145,000 to $400,000 for the six months ended March 31, 2018 from $255,000 for the prior year period due to higher valuation allowances resulting from updated real estate appraisals. Offsetting these increases were decreases in FDIC insurance premiums, which declined $53,000, and professional fees, which declined $36,000.

Income Tax Expense. The Company recorded income tax expense of $746,000 on income of $1.5 million for the six months ended March 31, 2018, compared to tax expense of $458,000 on income of $1.1 million for the six months ended March 31, 2017. The increase was the result of higher income from operations and a $306,000 charge resulting from the write-down of deferred tax assets due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which lowered the Company’s federal income tax rate from 34% to 21%. The Company’s effective tax rate for the six months ended March 31, 2018 was 28.6% compared with 41.4% for the six months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2018 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2018, the Company had commitments outstanding under letters of credit of $1.2 million, commitments to originate loans of $23.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $53.2 million. There has been no material change during the six months ended March 31, 2018 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2018, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.56%, and total qualifying capital as a percentage of risk-weighted assets was 12.52%.

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

There has been no change in the Company's internal control over financial reporting during the six months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the six months ended March 31, 2018. Through March 31, 2018, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and September 30, 2017; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and 2017; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 10, 2018	/s/John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 10, 2018	/s/Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer