Form 10-Q
period 2018-06-30
Magyar Bancorp, Inc.
filed 2018-08-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Stock, $0.01 Par Value	5,820,746

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2018	2017
Assets	(Unaudited)

Cash	$937	$871
Interest earning deposits with banks	12,557	21,463
Total cash and cash equivalents	13,494	22,334

Investment securities - available for sale, at fair value	23,111	11,815
Investment securities - held to maturity, at amortized cost (fair value of
$32,905 and $51,241 at June 30, 2018 and September 30, 2017, respectively)	34,342	51,368
Federal Home Loan Bank of New York stock, at cost	2,760	2,002
Loans receivable, net of allowance for loan losses of $3,985 and $3,475
at June 30, 2018 and September 30, 2017, respectively	498,818	470,693
Bank owned life insurance	11,768	11,550
Accrued interest receivable	2,014	1,929
Premises and equipment, net	17,198	17,567
Other real estate owned ("OREO")	10,040	11,056
Other assets	2,599	2,730
Total assets	$616,144	$603,044

Liabilities and Stockholders' Equity
Liabilities
Deposits	$507,984	$515,201
Escrowed funds	2,478	1,937
Federal Home Loan Bank of New York advances	48,764	31,905
Accrued interest payable	160	105
Accounts payable and other liabilities	6,201	4,439

Total liabilities	565,587	553,587

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at June 30, 2018 and September 30, 2017	59	59
Additional paid-in capital	26,305	26,289
Treasury stock: 102,996 shares
at June 30, 2018 and September 30, 2017, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(390)	(492)
Retained earnings	27,269	25,757
Accumulated other comprehensive loss	(1,534)	(1,004)
Total stockholders' equity	50,557	49,457
Total liabilities and stockholders' equity	$616,144	$603,044

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Interest and dividend income
Loans, including fees	$5,736	$5,042	$16,579	$15,050
Investment securities
Taxable	399	378	1,236	1,150
Federal Home Loan Bank of New York stock	33	27	97	88

Total interest and dividend income	6,168	5,447	17,912	16,288

Interest expense
Deposits	981	748	2,746	2,195
Borrowings	185	180	512	558

Total interest expense	1,166	928	3,258	2,753

Net interest and dividend income	5,002	4,519	14,654	13,535

Provision for loan losses	276	315	782	1,048

Net interest and dividend income after
provision for loan losses	4,726	4,204	13,872	12,487

Other income
Service charges	268	279	749	867
Income on bank owned life insurance	73	71	218	214
Other operating income	34	25	101	88
Gains on sales of loans	146	72	362	183
Gains on sales of investment securities	—	—	107	—

Total other income	521	447	1,537	1,352

Other expenses
Compensation and employee benefits	2,496	2,272	7,297	6,764
Occupancy expenses	718	697	2,190	2,092
Professional fees	284	251	768	770
Data processing expenses	143	129	424	385
OREO expenses	63	169	462	423
FDIC deposit insurance premiums	114	125	319	384
Loan servicing expenses	73	62	231	179
Insurance expense	50	58	152	174
Other expenses	418	390	1,207	1,063
Total other expenses	4,359	4,153	13,050	12,234

Income before income tax expense	888	498	2,359	1,605

Income tax expense	289	210	1,035	670

Net income	$599	$288	$1,324	$935

Net income per share-basic and diluted	$0.10	$0.05	$0.23	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$599	$288	$1,324	$935
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	(223)	44	(469)	(237)
Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	—	—	104	—
Net gains realized on securities
available for sale	—	—	(107)	—
Other comprehensive income (loss), before tax	(223)	44	(472)	(237)
Deferred income tax effect	115	(16)	130	86
Total other comprehensive income (loss)	(108)	28	(342)	(151)
Total comprehensive income	$491	$316	$982	$784

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Nine Months Ended June 30, 2018 and 2017

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457
Net income	—	—	—	—	—	1,324	—	1,324
Other comprehensive loss	—	—	—	—	—	—	(342)	(342)
Reclassification of the stranded tax
effect related to deferred taxes for:
Defined benefit pension plan(1)	—	—	—	—	—	177	(177)	—
Securities available-for-sale(1)	—	—	—	—	—	11	(11)	—
ESOP shares allocated	—	—	16	—	102	—	—	118
Balance, June 30, 2018	5,820,746	$59	$26,305	$(1,152)	$(390)	$27,269	$(1,534)	$50,557

(1)	In January 2018, the Company adopted ASU 2018-02, as a result, the Company made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)

Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725
Net income	—	—	—	—	—	935	—	935
Other comprehensive loss	—	—	—	—	—	—	(151)	(151)
ESOP shares allocated	—	—	14	—	102	—	—	116
Balance, June 30, 2017	5,820,746	$59	$26,284	$(1,152)	$(525)	$25,269	$(1,310)	$48,625

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$1,324	$935
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	612	606
Premium amortization on investment securities, net	104	143
Provision for loan losses	782	1,048
Provision for loss on other real estate owned	308	218
Originations of loans held for sale	(6,255)	(2,651)
Proceeds from the sales of loans receivable	6,617	2,834
Gains on sale of loans receivable	(362)	(183)
Gains on sales of investment securities	(107)	—
Gains on the sales of other real estate owned	(66)	(5)
ESOP compensation expense	118	116
Deferred income tax expense	638	689
Increase in accrued interest receivable	(85)	(95)
Increase in surrender value bank owned life insurance	(218)	(214)
Increase in other assets	(377)	(121)
Increase in accrued interest payable	55	17
Increase (decrease) in accounts payable and other liabilities	1,762	(1,174)
Net cash provided by operating activities	4,850	2,163

Investing activities
Net (increase) decrease in loans receivable	(28,166)	371
Purchases of loans receivable	(4,463)	(12,626)
Proceeds from the sale of loans receivable	3,399	—
Purchases of investment securities held to maturity	(3,492)	(3,974)
Purchases of investment securities available for sale	(1,443)	(6,079)
Sales of investment securities held to maturity	3,408	—
Principal repayments on investment securities held to maturity	4,542	5,716
Principal repayments on investment securities available for sale	2,246	809
Purchases of premises and equipment	(243)	(202)
Investment in other real estate owned	(182)	(34)
Proceeds from other real estate owned	1,279	1,225
(Purchases) redemptions of Federal Home Loan Bank stock	(758)	123
Net cash used by investing activities	(23,873)	(14,671)

Financing activities
Net (decrease) increase in deposits	(7,217)	7,122
Net increase in escrowed funds	541	460
Proceeds from long-term advances	4,059	865
Repayments of long-term advances	(2,000)	(5,000)
Net change in short-term advances	14,800	—
Net cash provided by financing activities	10,183	3,447
Net decrease in cash and cash equivalents	(8,840)	(9,061)

Cash and cash equivalents, beginning of period	22,334	21,806

Cash and cash equivalents, end of period	$13,494	$12,745

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,204	$2,736
Income taxes	$964	$36
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$1,161
Investment securities transferred from held to maturity to available for sale	$12,619

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

Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The September 30, 2017 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. In addition, the amendments in this ASU require an entity to disclose the fair value of its financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company has updated the fair value disclosure on Note G Fair Value Disclosures in this report to reflect adoption of this standard, to include using the exit price notion in the fair value disclosure of financial instruments. The Company`s adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement- Reporting Comprehensive Income. Deferred tax assets (“DTAs”) related to defined pension benefit plans and securities available for sale that were revalued as of December 31, 2017 created “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). Existing GAAP required recognition of the tax rate change effects on the DTA revaluation as an adjustment to income tax expense. As a result the AOCI contained the stranded amounts from prior periods at the previous tax rate. ASU 2018-12 permits the reclassification of the stranded amounts from AOCI to retained earnings resulting from the Tax Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying GAAP guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The amendments in this update are optional and are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period.

The Company adopted the provisions of ASU 2018-02 effective June 30, 2018 and elected to record a reclassification adjustment of $188,000 from AOCI to retained earnings in the consolidated statements of stockholders’ equity for stranded tax effects resulting from enactment of the Tax Act.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2018 and 2017 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(In thousands except for per share data)

Income applicable to common shares	$599	$288	$1,324	$935
Weighted average number of common shares
outstanding - basic	5,821	5,821	5,821	5,821
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,821	5,821	5,821	5,821

Basic earnings per share	$0.10	$0.05	$0.23	$0.16

Diluted earnings per share	$0.10	$0.05	$0.23	$0.16

There were no outstanding options to purchase common stock at June 30, 2018 and 2017.

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

There was no activity for the Company’s stock option plan for the months ended June 30, 2018.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2017.

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2016	188,276	$14.61	0.4 years
Granted	—	—
Exercised	—	—
Expired	(188,276)	14.61
Forfeited	—	—
Balance at June 30, 2017	—	$—	—	$—

Exercisable at June 30, 2017	—	$—	—	$—

There were no grants, vested shares or forfeitures of non-vested restricted stock awards as of or during the nine months ended June 30, 2018 and 2017.

There were no stock option and stock award expenses included with compensation expense for the nine months ended June 30, 2018 and 2017.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2018, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the nine months ended June 30, 2018 and 2017, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2018. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at June 30, 2018, of which 81,000 were from repurchases under this program.

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

At June 30, 2018, shares allocated to participants totaled 165,771. Unallocated ESOP shares held in suspense totaled 52,092 at June 30, 2018 and had a fair market value of $670,945. The Company's contribution expense for the ESOP was $118,000 and $116,000 for the nine months ended June 30, 2018 and 2017, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2018			2017
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$(223)	$115	$(108)	$44	$(16)	$28

Other comprehensive (loss) income, net	$(223)	$115	$(108)	$44	$(16)	$28

	Nine Months Ended June 30,
	2018			2017
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(Dollars in thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$(469)	$129	$(340)	$(237)	$86	$(151)

Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	104	(32)	72	—	—	—
Net gains realized on securities
available for sale (a) (b)	(107)	33	(74)	—	—	—

Other comprehensive (loss) income, net	$(472)	$130	$(342)	$(237)	$86	$(151)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations.
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations.

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

	Fair Value at June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,543	$—	$1,543	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,194	—	19,194	—
Debt securities	2,371	—	2,371	—
Private label mortgage-backed securities-residential	3	—	3	—
Total securities available for sale	$23,111	$—	$23,111	$—

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,326	$—	$9,326	$—
Debt securities	2,449	—	2,449	—
Private label mortgage-backed securities-residential	40	—	40	—
Total securities available for sale	$11,815	$—	$11,815	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (“MSRs”) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $49,000 and $69,000 at June 30, 2018 and September 30, 2017, respectively.

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2018 and September 30, 2017.

	Fair Value at June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$—	$—	$—	$—
Other real estate owned	10,040	—	—	10,040
	$10,040	$—	$—	$10,040

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$909	$—	$—	$909
Other real estate owned	11,056	—	—	11,056
	$11,965	$—	$—	$11,965

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
June 30, 2018	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$—	Appraisal of collateral (1)	Appraisal adjustments (2)
Other real estate owned	$10,040	Appraisal of collateral (1)	Liquidation expenses (2)	-3.1% to -42.2% (-14.4%)

	Fair Value	Valuation
September 30, 2017	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$909	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.9% to -35.2% (-22.3%)
Other real estate owned	$11,056	Appraisal of collateral (1)	Liquidation expenses (2)	-8.0% to -55.4% (-25.0%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2018 and September 30, 2017.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2018
Financial instruments - assets
Investment securities held to maturity	$34,342	$32,905	$—	$32,905	$—
Loans	498,818	495,929	—	—	495,929

Financial instruments - liabilities
Certificates of deposit including retirement certificates	123,206	123,628	—	123,628	—
Borrowings	48,764	48,230	—	48,230	—

September 30, 2017
Financial instruments - assets
Investment securities held to maturity	$51,368	$51,241	$—	$51,241	$—
Loans	470,693	473,538	—	—	473,538

Financial instruments - liabilities
Certificates of deposit including retirement certificates	128,028	128,750	—	128,750	—
Borrowings	31,905	31,865	—	31,865	—

There were no transfers between fair value measurement placements during the nine months ended June 30, 2018.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2018 and September 30, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,491	$54	$(2)	$1,543
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,756	20	(582)	19,194
Debt securities	2,500	—	(129)	2,371
Private label mortgage-backed securities-residential	3	—	—	3
Total securities available for sale	$23,750	$74	$(713)	$23,111

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,442	$9	$(125)	$9,326
Debt securities	2,500	—	(51)	2,449
Private label mortgage-backed securities-residential	40	—	—	40
Total securities available for sale	$11,982	$9	$(176)	$11,815

The maturities of the debt securities and mortgage-backed securities available for sale at June 30, 2018 are summarized in the following table:

	June 30, 2018
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,500	1,411
Due after 5 but within 10 years	1,000	960
Due after 10 years	—	—
Total debt securities	2,500	2,371

Mortgage-backed securities:
Residential	21,250	20,740
Commercial	—	—
Total	$23,750	$23,111

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2018 and September 30, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$588	$—	$(94)	$494
Mortgage-backed securities - commercial	920	—	(10)	910
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	26,959	4	(806)	26,157
Debt securities	2,464	—	(108)	2,356
Private label mortgage-backed securities - residential	411	1	(1)	411
Corporate securities	3,000	—	(423)	2,577
Total securities held to maturity	$34,342	$5	$(1,442)	$32,905

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,466	$123	$(96)	$3,493
Mortgage-backed securities - commercial	968	—	(10)	958
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,016	349	(251)	39,114
Debt securities	4,461	—	(24)	4,437
Private label mortgage-backed securities - residential	457	—	(2)	455
Corporate securities	3,000	—	(216)	2,784
Total securities held to maturity	$51,368	$472	$(599)	$51,241

The maturities of the debt securities and the mortgage backed securities held to maturity at June 30, 2018 are summarized in the following table:

	June 30, 2018
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,499	1,460
Due after 5 but within 10 years	3,000	2,577
Due after 10 years	965	896
Total debt securities	5,464	4,933

Mortgage-backed securities:
Residential	27,958	27,062
Commercial	920	910
Total	$34,342	$32,905

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2018 and September 30, 2017 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2018
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$561	$(2)	$494	$(94)	$1,055	$(96)
Mortgage-backed securities - commercial	1	—	—	910	(10)	910	(10)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	32	16,316	(377)	26,266	(1,011)	42,582	(1,388)
Debt securities	4	—	—	4,726	(237)	4,726	(237)
Private label mortgage-backed securities residential	2	—	—	122	(1)	122	(1)
Corporate securities	1	—	—	2,577	(423)	2,577	(423)
Total	43	$16,877	$(379)	$35,095	$(1,776)	$51,972	$(2,155)

		September 30, 2017
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$605	$(96)	$605	$(96)
Mortgage-backed securities - commercial	1	958	(10)	—	—	958	(10)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	6,582	(92)	21,713	(284)	28,295	(376)
Debt securities	5	4,890	(71)	1,996	(4)	6,886	(75)
Private label mortgage-backed securities residential	2	—	—	193	(2)	193	(2)
Corporate securities	1	—	—	2,784	(216)	2,784	(216)
Total	31	$12,430	$(173)	$27,291	$(602)	$39,721	$(775)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2018 and September 30, 2017, there were forty-three and thirty-one investment securities, respectively, with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2018 and September 30, 2017.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net of allowance for loan losses, were comprised of the following:

	June 30,	September 30,
	2018	2017
	(Dollars in thousands)

One-to four-family residential	$181,024	$178,336
Commercial real estate	216,058	207,118
Construction	29,663	22,622
Home equity lines of credit	19,232	18,536
Commercial business	51,188	41,113
Other	5,493	6,266
Total loans receivable	502,658	473,991
Net deferred loan costs	145	177
Allowance for loan losses	(3,985)	(3,475)

Total loans receivable, net	$498,818	$470,693

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at nine months ended June 30, 2018 and September 30, 2017:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At June 30, 2018	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$1,253	$1,253	$1,253
Commercial real estate	—	—	3,680	3,680	3,680
Home equity lines of credit	—	—	58	58	58
Commercial business	—	—	359	359	449
Total impaired loans	$—	$—	$5,350	$5,350	$5,440

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
At September 30, 2017	Investment	Allowance	Investment	Investment	Balance
	(Dollars in thousands)

One-to four-family residential	$—	$—	$3,124	$3,124	$3,436
Commercial real estate	—	—	4,088	4,088	4,110
Commercial business	—	—	243	243	243
Total impaired loans	$—	$—	$7,455	$7,455	$7,789

The following tables present the average recorded investment in impaired loans for the three and nine months ended June 30, 2018 and 2017. There was no interest income recognized on impaired loans during the nine months ended June 30, 2018.

	Three Months	Nine Months
	Ended June 30, 2018	Ended June 30, 2018
	(Dollars in thousands)

One-to four-family residential	$1,878	$2,360
Commercial real estate	3,661	3,771
Home equity lines of credit	29	15
Commercial business	361	332
Average investment in impaired loans	$5,929	$6,478

	Three Months	Nine Months
	Ended June 30, 2017	Ended June 30, 2017
	(Dollars in thousands)

One-to four-family residential	$3,051	$3,307
Commercial real estate	5,274	4,783
Home equity lines of credit	243	171
Commercial business	560	732
Other	12	12
Average investment in impaired loans	$9,140	$9,005

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
June 30, 2018
One-to four-family residential	$180,486	$—	$538	$—	$181,024
Commercial real estate	212,692	1,068	2,298	—	216,058
Construction	27,275	—	2,388	—	29,663
Home equity lines of credit	19,174	—	58	—	19,232
Commercial business	50,708	357	123	—	51,188
Other	5,493	—	—	—	5,493
Total	$495,828	$1,425	$5,405	$—	$502,658

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
September 30, 2017
One-to four-family residential	$176,285	$127	$1,924	$—	$178,336
Commercial real estate	204,435	—	2,683	—	207,118
Construction	20,194	—	2,428	—	22,622
Home equity lines of credit	18,536	—	—	—	18,536
Commercial business	40,820	293	—	—	41,113
Other	6,266	—	—	—	6,266
Total	$466,536	$420	$7,035	$—	$473,991

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2018
One-to four-family residential	$180,774	$—	$—	$250	$250	$250	$181,024
Commercial real estate	214,842	—	759	457	1,216	148	216,058
Construction	29,663	—	—	—	—	—	29,663
Home equity lines of credit	19,181	—	—	51	51	51	19,232
Commercial business	50,561	147	357	123	627	123	51,188
Other	5,483	—	10	—	10	—	5,493
Total	$500,504	$147	$1,126	$881	$2,154	$572	$502,658

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
September 30, 2017
One-to four-family residential	$176,546	$—	$127	$1,663	$1,790	$1,663	$178,336
Commercial real estate	206,218	418	—	482	900	482	207,118
Construction	22,622	—	—	—	—	—	22,622
Home equity lines of credit	18,344	—	192	—	192	—	18,536
Commercial business	40,420	400	80	213	693	213	41,113
Other	6,266	—	—	—	—	—	6,266
Total	$470,416	$818	$399	$2,358	$3,575	$2,358	$473,991

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Charge-offs	(127)	—	—	—	(170)	—	—	(297)
Recoveries	82	23	3	—	1	—	—	109
Provision	21	(1)	(109)	74	265	(2)	2	250
Balance- December 31, 2017	$563	$1,299	$384	$131	$1,052	$4	$104	$3,537
Charge-offs	(25)	—	—	—	—	—	—	(25)
Recoveries	—	—	—	—	—	—	—	—
Provision	(5)	119	58	(19)	106	—	(2)	256
Balance- March 31, 2018	$533	$1,418	$442	$112	$1,158	$4	$102	$3,769
Charge-offs	(61)	—	—	—	—	(3)	—	(64)
Recoveries	4	—	—	—	—	—	—	4
Provision	58	70	70	4	19	3	52	276
Balance- June 30, 2018	$534	$1,488	$512	$116	$1,177	$4	$154	$3,985

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2017:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Charge-offs	(18)	—	—	—	(237)	—	—	(255)
Recoveries	35	—	3	—	1	—	—	39
Provision	(35)	77	4	—	174	(2)	112	330
Balance-December 31, 2016	$524	$1,152	$368	$71	$914	$7	$134	$3,170
Charge-offs	(52)	—	—	—	(226)	—	—	(278)
Recoveries	—	—	3	14	1	—	—	18
Provision	175	(44)	(3)	(18)	323	6	(36)	403
Balance- March 31, 2017	$647	$1,108	$368	$67	$1,012	$13	$98	$3,313
Charge-offs	(39)	—	—	—	(209)	—	—	(248)
Recoveries	—	—	3	—	2	—	—	5
Provision	(49)	65	—	(11)	219	(7)	98	315
Balance- June 30, 2017	$559	$1,173	$371	$56	$1,024	$6	$196	$3,385

The following table summarizes the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2018 and September 30, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - June 30, 2018	$534	$1,488	$512	$116	$1,177	$4	$154	$3,985
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	534	1,488	512	116	1,177	4	154	3,985

Loans receivable:
Balance - June 30, 2018	$181,024	$216,058	$29,663	$19,232	$51,188	$5,493	$—	$502,658
Individually evaluated
for impairment	1,253	3,680	—	58	359	—	—	5,350
Collectively evaluated
for impairment	179,771	212,378	29,663	19,174	50,829	5,493	—	497,308

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	587	1,277	490	57	956	6	102	3,475

Loans receivable:
Balance - September 30, 2017	$178,336	$207,118	$22,622	$18,536	$41,113	$6,266	$—	$473,991
Individually evaluated
for impairment	3,124	4,088	—	—	243	—	—	7,455
Collectively evaluated
for impairment	175,212	203,030	22,622	18,536	40,870	6,266	—	466,536

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

A Troubled Debt Restructuring (‘TDR’) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three and nine months ended June 30, 2018 and there was one TDR for the nine months ended June 30, 2017.

	Nine Months Ended June 30, 2017
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$182	$182

Total	1	$182	$182

There were $3.2 million foreclosed residential real estate loans for the nine month ended June 30, 2018. There were $301,000 of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at the nine months ended June 30, 2018.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	2018	2017
	June 30	September 30
	(Dollars in thousands)

Demand accounts	$105,688	$98,728
Savings accounts	88,259	107,362
NOW accounts	47,925	43,556
Money market accounts	142,906	137,527
Certificates of deposit	105,024	108,740
Retirement certificates	18,182	19,288
	$507,984	$515,201

NOTE L – INCOME TAXES

On December 22, 2017, the Company revised its estimated annual effective rate to reflect a change in the United States federal corporate tax rate from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year resulting in the use of a blended rate for the annual period. As a result, the blended statutory federal tax rate for the Company’s year ended September 30, 2018 is 24%.

In addition, we recognized a tax expense in our tax provision for the period ended June 30, 2018 related to the adjustment of our net deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense reported for the nine months ended June 30, 2018 was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $99,000. This amount comprises an increase of $306,000 from the application of the newly enacted rates to deferred tax asset balances at the time of enactment and a decrease of $207,000 in income tax expense for the nine months ended June 30, 2018 related to the lower federal income tax rate.

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at June 30, 2018 or September 30, 2017.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)

Income tax expense at the statutory federal tax rate of 24%
for the three and nine months ended June 30, 2018 and
34% for the three and nine months ended June 30, 2017	$213	$169	$565	$546
State tax expense	61	30	161	94
Reduction of deferred tax asset from tax legislation	—	—	306	—
Other	15	11	3	30
Income tax expense	$289	$210	$1,035	$670

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

As of June 30, 2018 and September 30, 2017, the Company did not hold any interest rate floors or collars.

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

	2018	2017
	June 30	September 30
	(Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,929	$633
Unused lines of credit	50,702	64,220
Fixed rate loan commitments	3,779	2,429
Variable rate loan commitments	21,929	3,952

	$78,339	$71,234

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

Comparison of Financial Condition at June 30, 2018 and September 30, 2017

Total assets increased $13.1 million, or 2.2%, to $616.1 million during the nine months ended June 30, 2018 from $603.0 million at September 30, 2017. The increase was primarily attributable to a $28.1 million, or 6.0%, increase in net loans receivable, offset by an $8.8 million decrease in cash and cash equivalent balances and a $5.7 million decrease in investment securities.

Cash and interest bearing deposits with banks decreased $8.8 million, or 39.6%, to $13.5 million at June 30, 2018 from $22.3 million at September 30, 2017 as interest bearing balances with the Federal Reserve Bank were used to fund loan originations and deposit outflows.

At June 30, 2018, investment securities totaled $57.5 million, reflecting a decrease of $5.7 million, or 9.1%, from $63.2 million at September 30, 2017. The Company purchased $4.9 million of U.S. Government-sponsored enterprise obligations, sold securities totaling $3.3 million, received calls and principal repayments totaling $6.9 million, and experienced a reduction of $472,000 in the mark-to-market value of its available-for-sale investment securities.

Investment securities at June 30, 2018 consisted of $49.2 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.8 million in U.S. government agencies and U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $414,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2018.

Total loans receivable increased $28.7 million, or 6.1%, to $502.7 million during the nine months ended June 30, 2018 compared with $474.0 million at September 30, 2017. Total loans receivable were comprised of $216.1 million (43.0%) commercial real estate loans, $181.0 million (36.0%) one-to-four family residential mortgage loans, $51.2 million (10.2%) commercial business loans, $29.7 million (5.9%) construction loans, $19.2 million (3.8%) home equity lines of credit and $5.5 million (1.1%) other loans.

Total non-performing loans decreased $1.5 million to $881,000 at June 30, 2018 from $2.4 million at September 30, 2017. The ratio of non-performing loans to total loans decreased to 0.18% at June 30, 2018 from 0.50% at September 30, 2017.

Included in the non-performing loan totals were two residential mortgage loans totaling $250,000, one commercial business loan totaling $123,000, three commercial real estate loans totaling $457,000, and two home equity lines of credit totaling $51,000.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $1.4 million to $301,000 at June 30, 2018 from $1.7 million at September 30, 2017. These loans remained in varying stages of foreclosure at June 30, 2018. Year-to-date, the Company charged off $213,000 in non-performing residential and home equity lines of credit and other consumer loans through a reduction in its allowance for loan loss and received three recoveries totaling $87,000 from previously charged-off non-performing residential properties including home equity lines of credit and other consumer loans.

Non-performing commercial real estate loans decreased $25,000 to $457,000 at June 30, 2018 from $482,000 at September 30, 2017. The three non-accrual loans were in various stages of collection at June 30, 2018. Year-to-date, there were no charge offs in the commercial real estate loan portfolio while the Company received one recovery totaling $23,000.

Non-performing commercial business loans decreased $90,000 to $123,000 during the nine months period ended June 30, 2018 from $213,000 at September 30, 2017. Year-to-date, the Company charged off $170,000 in non-performing commercial business loans through a reduction in its allowance for loan loss and received one recovery totaling $1,000 from a previously charged-off non-performing commercial business loan.

There were no non-performing construction loans during the nine months or at June 30, 2018. Year-to-date, there were no charge offs in the construction loan portfolio while the Company received recoveries totaling $3,000 from a previously charged-off non-performing construction loan.

During the nine months ended June 30, 2018, the allowance for loan losses increased $510,000 to $4.0 million. The allowance for loan losses as a percentage of non-performing loans increased to 452.3% at June 30, 2018 compared with 147.4% at September 30, 2017. At June 30, 2018 the Company’s allowance for loan losses as a percentage of total loans was 0.79% compared with 0.73% at September 30, 2017.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment.

To the extent that an updated valuation of the collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss. Specific reserves for loan loss may be established for estimated selling and disposition costs as well as portions of the loan expected to be recovered within a reasonable time period. At June 30, 2018, the Company did not hold any specific reserves.

Other real estate owned decreased $1.0 million to $10.0 million at June 30, 2018 from $11.0 million at September 30, 2017. The decrease was due to the sale of 6 properties totaling $1.2 million and valuation allowances totaling $308,000. Offsetting this decrease was the addition of one property totaling $323,000 resulting from foreclosure of collateral securing a non-performing loan and $182,000 in repairs to existing properties.

Total deposits decreased $7.2 million, or 1.4%, to $508.0 million during the nine months ended June 30, 2018 compared with $515.2 million at September 30, 2017. The decrease in deposits occurred in savings accounts, which decreased $19.1 million, or 17.8%, to $88.3 million, and certificates of deposit (including individual retirement accounts), which decreased $4.8 million, or 3.8%, to $123.2 million. Offsetting these decreases were increases in non-interest bearing checking accounts, which increased $7.0 million, or 7.0%, to $105.7 million, money market accounts, which increased $5.4 million, or 3.9%, to $142.9 million, and interest-bearing checking accounts, which increased $4.3 million, or 10.0%, to $47.9 million.

Included with the total deposits were brokered certificates of deposit totaling $14.8 million at June 30, 2018 and $10.3 million at September 30, 2017.

Federal Home Loan Bank of New York advances increased $16.9 million to $48.8 million at June 30, 2018 from $31.9 million at September 30, 2017. Long-term advances increased $2.1 million while overnight borrowings increased $14.8 million to replace seasonal deposit outflows.

The Company’s book value per share increased to $8.69 at June 30, 2018 from $8.50 at September 30, 2017. The increase was due to the Company’s results of operations for the nine months ended June 30, 2018, partially offset by higher accumulated other comprehensive losses related to the valuation of the Company’s available-for-sale investment portfolio.

Average Balance Sheet for the Three and Nine Months Ended June 30, 2018 and 2017

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2018 and 2017. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$13,500	$53	1.59%	$9,113	$30	1.32%
Loans receivable, net	493,170	5,736	4.67%	463,709	5,042	4.36%
Securities
Taxable	58,530	346	2.37%	62,366	348	2.24%
FHLB of NY stock	2,200	33	5.98%	2,312	27	4.62%
Total interest-earning assets	567,400	6,168	4.36%	537,500	5,447	4.06%
Noninterest-earning assets	45,427			47,807
Total assets	$612,827			$585,307

Interest-bearing liabilities:
Savings accounts (1)	$92,982	152	0.66%	$113,655	207	0.73%
NOW accounts (2)	195,813	389	0.80%	154,293	148	0.38%
Time deposits (3)	120,827	440	1.46%	130,545	393	1.21%
Total interest-bearing deposits	409,622	981	0.96%	398,493	748	0.75%
Borrowings	36,353	185	2.04%	36,629	180	1.98%
Total interest-bearing liabilities	445,975	1,166	1.05%	435,122	928	0.86%
Noninterest-bearing liabilities	116,975			102,232
Total liabilities	562,950			537,354
Retained earnings	49,877			47,953
Total liabilities and retained earnings	$612,827			$585,307

Net interest and dividend income		$5,002			$4,519
Interest rate spread			3.31%			3.20%
Net interest-earning assets	$121,425			$102,378
Net interest margin (4)			3.54%			3.37%
Average interest-earning assets to
average interest-bearing liabilities	127.23%			123.53%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$17,274	$186	1.44%	$13,633	$110	1.08%
Loans receivable, net	481,502	16,579	4.60%	460,880	15,050	4.37%
Securities
Taxable	60,444	1,050	2.32%	62,085	1,040	2.24%
FHLB of NY stock	2,083	97	6.19%	2,227	88	5.27%
Total interest-earning assets	561,303	17,912	4.27%	538,825	16,288	4.04%
Noninterest-earning assets	45,716			48,224
Total assets	$607,019			$587,049

Interest-bearing liabilities:
Savings accounts (1)	$99,507	$519	0.70%	$109,814	$601	0.73%
NOW accounts (2)	188,346	1,011	0.72%	158,835	431	0.36%
Time deposits (3)	122,253	1,216	1.33%	131,112	1,163	1.19%
Total interest-bearing deposits	410,106	2,746	0.90%	399,761	2,195	0.73%
Borrowings	33,717	512	2.03%	35,410	558	2.11%
Total interest-bearing liabilities	443,823	3,258	0.98%	435,171	2,753	0.85%
Noninterest-bearing liabilities	112,483			103,307
Total liabilities	556,306			538,478
Retained earnings	50,713			48,571
Total liabilities and retained earnings	$607,019			$587,049

Net interest and dividend income		$14,654			$13,535
Interest rate spread			3.29%			3.19%
Net interest-earning assets	$117,480			$103,654
Net interest margin (4)			3.49%			3.36%
Average interest-earning assets to
average interest-bearing liabilities	126.47%			123.82%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Net Income. Net income increased $311,000, or 108.0%, to $599,000 during the three-month period ended June 30, 2018 compared with the three-month period ended June 30, 2017 primarily due to higher net interest and dividend income, and higher gains from sales of loans.

Net Interest and Dividend Income. The net interest and dividend income increased $483,000, or 10.7%, to $5.0 million for the three months ended June 30, 2018 from $4.5 million for the three months ended June 30, 2017. The Company’s net interest margin increased 17 basis points to 3.54% for the three months ended June 30, 2018 compared to 3.37% for the three months ended June 30, 2017.

The yield on the Company’s interest-earning assets increased 30 basis points to 4.36% for the three months ended June 30, 2018 from 4.06% for the three months ended June 30, 2017 primarily due to higher average balances of loans receivable, net of allowance for loan losses, which increased $29.5 million, investment securities and interest earning deposits, which increased $551,000, as well as the higher market interest rate environment between periods. The yield on loans receivable increased 31 basis points to 4.67% for the three months ended June 30, 2018 from 4.36% for the three months ended June 30, 2017. The cost of interest-bearing liabilities increased 19 basis points to 1.05% for the three months ended June 30, 2018 from 0.86% for the three months ended June 30, 2017. The increase in the cost of interest-bearing liabilities was attributable to the higher market interest rate environment.

Interest and Dividend Income. Interest and dividend income increased $721,000, or 13.2%, to $6.2 million for the three months ended June 30, 2018 from $5.4 million for the three months ended June 30, 2017. The increase was attributable to a $29.9 million, or 5.6%, increase in the average balance of interest-earning assets in addition to a 30 basis point increase in the yield on such assets to 4.36% for the three months ended June 30, 2018 compared with the prior year period.

Interest earned on loans increased $694,000, or 13.8%, to $5.7 million for the three months ended June 30, 2018 compared with $5.0 million the same period prior year due to a $29.5 million increase in the average balance in net loans receivable and higher market interest rates.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $21,000, or 5.6%, to $399,000 at June 30, 2018 from $378,000 at June 30, 2017. The average yield on investment securities and interest earning deposits increased 10 basis points to 2.22% for the three months ended June 30, 2018 from 2.12% for the three months ended June 30, 2017.

Interest Expense. Interest expense increased $238,000, or 25.6%, to $1.2 million for the three months ended June 30, 2018 from $928,000 for the three months ended June 30, 2017. The average balance of interest-bearing liabilities increased $10.8 million, or 2.5%, between the two periods, while the cost on such liabilities increased 19 basis points to 1.05% for the three months ended June 30, 2018 from 0.86% compared with the prior year period.

The average balance of interest bearing deposits increased $11.1 million to $409.6 million at June 30, 2018 from $398.5 million at June 30, 2017, while the average cost of such deposits increased 21 basis points to 0.96% from 0.75% between the two periods. As a result, interest paid on interest-bearing deposits increased $233,000 to $981,000 for the three months ended June 30, 2018 from $748,000 for the three months ended June 30, 2017.

Interest paid on advances and securities sold under agreements to repurchase increased $5,000, or 2.8%, to $185,000 for the three months ended June 30, 2018 from $180,000 for the same period in the prior year, while the average balance of such borrowings decreased $276,000 to $36.4 million at June 30, 2018 from $36.6 million at June 30, 2017. The average cost of advances and securities sold under agreements to repurchase increased 6 basis points to 2.04% for the three months ended June 30, 2018 from 1.98% for the same period of June 30, 2017, reflecting the higher market interest rate environment.

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

After an evaluation of these factors, management recorded a provision of $276,000 for the three months ended June 30, 2018 compared to a provision of $315,000 for the three months ended June 30, 2017. The provision for loan losses decreased during the current period compared with the prior year period due to lower net charge-offs, which decreased $183,000 to $60,000 for the three months ended June 30, 2018 compared to $243,000 for the three months ended June 30, 2017.

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

Other Income. Non-interest income increased to $74,000, or 16.6%, to $521,000 during the three months ended June 30, 2018 compared to $447,000 for the three months ended June 30, 2017. The increase was attributable to higher gains from the sale of the guaranteed portion of Small Business Administration 7(a) loans.

Other Expenses. Non-interest expenses increased $206,000, or 5.0%, to $4.4 million during the three months ended June 30, 2018 from $4.2 million for the three months ended June 30, 2017. Compensation and benefit expense increased $224,000, or 9.9%, from the prior year period due to the opening of the Bank’s seventh branch location in June of 2017 as well as annual merit increases for employees. The opening of the Bank’s Edison, NJ branch also contributed to an increase in occupancy and data processing expenses between periods. Partially offsetting the increase in compensation and benefit expense were lower expenses from other real estate owned “OREO”.

Income Tax Expense. The Company recorded tax expense of $289,000 on income of $888,000 for the three months ended June 30, 2018, compared to tax expense of $210,000 on income of $498,000 for the three months ended June 30, 2017. The increase was the result of higher income from operations, partially offset by the lower corporate tax rate resulting from the Tax Cuts and Jobs Act that was signed into law December 22, 2017. The effective tax rate for the three months ended June 30, 2018 was 32.5% compared with 42.2% for the three months ended June 30, 2017.

Comparison of Operating Results for the Nine Months Ended June 30, 2018 and 2017

Net Income. Net income increased $389,000, or 41.6%, to $1.3 million during the nine month period ended June 30, 2018 compared with $935,000 for the nine month period ended June 30, 2017 due to higher net interest and dividend income and higher other income, partially offset by higher other expenses.

The net interest margin increased by 13 basis points to 3.49% for the nine months ended June 30, 2018 compared to 3.36% for the nine months ended June 30, 2017. The yield on interest-earning assets increased 23 basis points to 4.27% for the nine months ended June 30, 2018 from 4.04% for the nine months ended June 30, 2017 primarily due to higher average balances of interest earning assets as well as the higher market interest rate environment between the two periods. The cost of interest-bearing liabilities increased 13 basis points to 0.98% for the nine months ended June 30, 2018 from 0.85% for the nine months ended June 30, 2017. The increase in the cost of interest-bearing liabilities was attributable to the higher interest rate environment.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $1.1 million, or 8.3%, to $14.6 million for the nine month period ended June 30, 2018 from $13.5 million for the nine months ended June 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 10.0%, to $17.9 million for the nine months ended June 30, 2018 compared to $16.3 million for the nine months ended June 30, 2017. The average balance of interest-earning assets increased $22.5 million, or 4.2%, to $561.3 million for the nine months ended June 30, 2018 from $538.8 million for the nine months ended June 30, 2017, while the yield on such assets increased 23 basis points to 4.27% for the nine months ended June 30, 2018 compared with 4.04% for the nine months ended June 30, 2017.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $86,000, or 7.5%, to $1.2 million for the nine months ended June 30, 2018 compared with $1.1 million for the same period last year. The increase was due to a $2.0 million, or 2.6%, increase in the average balance of such securities and deposits to $77.7 million for the nine months ended June 30, 2018 from $75.7 million at June 30, 2017. The average yield on investment securities and interest earning deposits increased 9 basis points to 2.12% for the nine months ended June 30, 2018 from 2.03% for the nine months ended June 30, 2017.

Interest Expense. Interest expense increased $505,000, or 18.3%, to $3.3 million for the nine months ended June 30, 2018 from $2.8 million for the nine months ended June 30, 2017. The average balance of interest-bearing liabilities increased $8.7 million, or 2.0%, between the two periods while the cost on such liabilities increased 13 basis points to 0.98% from 0.85% for the nine months ended June 30, 2017 due to the higher market interest rate environment.

The average balance of interest bearing deposits increased $10.3 million, or 2.6%, to $410.1 million at June 30, 2018 from $399.8 million at June 30, 2017, while the average cost of such deposits increased 17 basis points to 0.90% for the nine months ended June 30, 2018 from 0.73% for the nine months ended June 30, 2017. Interest paid on deposits increased $551,000, or 25.1%, to $2.7 million for the nine months ended June 30, 2018 from $2.2 million for the nine months ended June 30, 2017.

Interest paid on advances and securities sold under agreements to repurchase decreased $46,000, or 8.2%, to $512,000 for the nine months ended June 30, 2018 compared with $558,000 for the same period prior year. The average balance of such borrowings decreased $1.7 million to $33.7 million from $35.4 million. The average cost of advances and securities sold under agreements to repurchase decreased 8 basis points to 2.03% for the nine months ended June 30, 2018 from 2.11% for the same period of June 30, 2017.

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

After an evaluation of these factors, management recorded a provision of $782,000 for the nine months ended June 30, 2018 compared to $1.0 million for the nine months ended June 30, 2017. The provision for loan losses decreased due to lower net charge-offs, which decreased $447,000 to $272,000 for the nine months ended June 30, 2018 compared to $719,000 for the nine months ended June 30, 2017.

The loan charge-offs during the nine months ended June 30, 2018 resulted from write-downs of six impaired loans. Five non-performing loans totaling $1.1 million were written down by $383,000 for the nine months based on updated valuations of the loans. Of these five loans, one loan totaling $208,000 was paid current at June 30, 2018, one loan totaling $384,000 was transferred to OREO, and three loans totaling $123,000 were in the process of foreclosure. In addition, there was one unsecured consumer loan for $3,000 written off. The Bank received loan recoveries totaling $114,000 during the nine month period.

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

Other Income. Non-interest income increased $185,000, or 13.7%, to $1.5 million for the nine months ended June 30, 2018 compared to the prior year period. The increase was attributable to higher gains on the sale of investment securities and the guaranteed portion of Small Business Administration 7(a) loans, which increased $286,000 to $469,000 for the nine months ended June 30, 2018 from $183,000 for the nine months ended June 30, 2017. Partially offsetting this increase was an $118,000 decrease in service charge income due to lower loan prepayment fees and late charges.

Other Expenses. Non-interest expenses increased $816,000, or 6.7%, to $13.0 million during the nine months ended June 30, 2018 from $12.2 million for the nine months ended June 30, 2017. Compensation and benefit expenses increased $533,000, or 7.9%, from the prior year period due to the opening of the Bank’s seventh retail branch location in June 2017, as well as annual merit increases for employees. In addition, occupancy expenses and other expenses increased $98,000 and $144,000, respectively, due to the opening and operation of the new branch location.

Income Tax Expense. The Company recorded income tax expense of $1.0 million on income of $2.4 million for the nine months ended June 30, 2018, compared to tax expense of $670,000 on income of $1.6 million for the nine months ended June 30, 2017. The increase was the result of higher income from operations and a $306,000 charge resulting from the write-down of deferred tax assets due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which lowered the Company’s federal income tax rate from 34% to 21%. The Company’s effective tax rate for the nine months ended June 30, 2018 was 30.9% compared with 41.7% for the nine months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2018 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2018, the Company had commitments outstanding under letters of credit of $1.9 million, commitments to originate loans of $25.7 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $50.7 million. There has been no material change during the nine months ended June 30, 2018 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2018, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.56%, and total qualifying capital as a percentage of risk-weighted assets was 12.42%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended June 30, 2018. Through June 30, 2018, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and September 30, 2017; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and 2017; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 14, 2018	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 14, 2018	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer