Form 10-K
period 2018-09-30
Magyar Bancorp, Inc.
filed 2018-12-20
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2018 was $33.4 million. As of December 15, 2018, there were 5,820,746 outstanding shares of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.       Proxy Statement for the Annual Meeting of Stockholders to be held in February, 2019 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2018

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2018, Magyar Bancorp, Inc. had consolidated assets of $624.0 million, total deposits of $530.1 million and stockholders’ equity of $51.4 million. The executive offices of Magyar Bancorp, Inc. are located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the FRB and the NJDBI.

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

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate loans, commercial business loans, Small Business Administration (“SBA”) loans, construction loans and investment securities. We also originate consumer loans, which consist primarily of secured demand loans. We originate loans primarily for our loan portfolio. However, from time to time we have sold some of our long-term fixed-rate residential mortgage loans into the secondary market, while retaining the servicing rights for such loans. In addition we sell the SBA guaranteed portion of SBA loans while retaining the servicing rights for such loans. Our revenues are derived principally from interest on loans and securities, our investment securities consist primarily of mortgage-backed securities and U.S. Government and government-sponsored enterprise obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (“FDIC”).

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2018 our market share of deposits was 1.25% and 0.58% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.18% and 0.62%, respectively, at June 30, 2017.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $185.3 million, or 36.2% of our total loans at September 30, 2018. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2018. We also originate commercial real estate, commercial business and construction loans. At September 30, 2018, these loans totaled $219.3 million, $53.3 million and $30.4 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2018, home equity lines of credit and stock-secured demand loans totaled $18.0 million and $6.2 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to four-family residential	$185,287	36.2%	$178,336	37.6%	$173,235	37.8%	$169,781	40.1%	$160,335	39.4%
Commercial real estate	219,347	42.8%	207,118	43.7%	199,510	43.6%	173,864	41.0%	169,449	41.6%
Construction	30,412	5.9%	22,622	4.8%	14,939	3.3%	6,679	1.6%	12,232	3.0%
Home equity lines of credit	17,982	3.5%	18,536	3.9%	21,967	4.8%	21,176	5.0%	19,366	4.8%
Commercial business	53,320	10.4%	41,113	8.7%	38,865	8.5%	41,485	9.8%	35,035	8.6%
Other	6,150	1.2%	6,266	1.3%	9,355	2.0%	10,305	2.5%	10,396	2.6%
Total loans receivable	$512,498	100.0%	$473,991	100.0%	$457,871	100.0%	$423,290	100.0%	$406,813	100.0%
Net deferred loan costs	132		177		216		192		217
Allowance for loan losses	(4,200)		(3,475)		(3,056)		(2,886)		(2,835)

Total loans receivable, net	$508,430		$470,693		$455,031		$420,596		$404,195

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2019	$7,084	5.16%	$17,226	5.35%	$29,016	6.07%	$6,373	5.52%
2020	778	3.21%	3,834	4.16%	843	6.00%	167	5.75%
2021	151	4.85%	2,819	4.43%	459	5.68%	7	5.00%
2022 to 2023	2,938	3.91%	5,046	4.92%	—	—	267	4.00%
2024 to 2028	10,908	3.84%	18,708	4.60%	—	—	204	4.64%
2029 to 2033	16,122	3.98%	28,725	4.54%	—	—	1,959	4.52%
2034 and beyond	147,306	4.28%	142,989	4.76%	94	4.50%	9,005	5.43%
Total	$185,287	4.25%	$219,347	4.75%	$30,412	6.06%	$17,982	5.34%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2019	$37,119	5.21%	$575	6.43%	$97,393	5.52%
2020	2,797	5.39%	4	8.68%	8,423	4.70%
2021	555	5.55%	7	13.00%	3,998	4.76%
2022 to 2023	2,168	4.86%	26	13.06%	10,445	4.62%
2024 to 2028	6,802	5.44%	26	4.99%	36,648	4.53%
2029 to 2033	1,134	5.62%	2	13.00%	47,942	4.38%
2034 and beyond	2,745	5.30%	5,510	4.34%	307,649	4.55%
Total	$53,320	5.25%	$6,150	4.59%	$512,498	4.72%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2018 that are contractually due after September 30, 2019.

	Due After September 30, 2019
	Fixed	Adjustable	Total
	(In thousands)

One-to four-family residential	$109,168	$69,035	$178,203
Commercial real estate	12,345	189,776	202,121
Construction	346	1,050	1,396
Home equity lines of credit	453	11,156	11,609
Commercial business	5,527	10,674	16,201
Other	79	5,496	5,575

Total	$127,918	$287,187	$415,105

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2018, $185.3 million, or 36.2% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2018, non-performing residential mortgage loans totaled $138,000, or 0.1% of the total residential loan portfolio. Interest income of $6,000 would have been recorded on non-performing residential mortgage loans for the year ended September 30, 2018, if they had been current in accordance with their original terms. During the year ended September 30, 2018, $213,000 was charged-off against the allowance for loan loss for three impaired residential real estate loans while $87,000 was recovered from a prior year charge off.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. There were no fixed-rate mortgage loans sold to Freddie Mac during the year ended September 30, 2018 and there were no loans were held for sale at September 30, 2018.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. However we did purchase participations in $1.2 million of residential mortgage loans during the year ended September 30, 2018. We underwrite residential mortgage loans participations using the same criteria as if we were originating the loans.

At September 30, 2018, we had $114.9 million of fixed-rate residential mortgage loans, which represented 62.0% of our total residential mortgage loan portfolio. At September 30, 2018, our largest fixed-rate residential mortgage loan was $2.4 million. The loan was performing in accordance with its terms at September 30, 2018.

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

At September 30, 2018, adjustable-rate residential mortgage loans totaled $70.4 million, or 38.0% of our total residential mortgage loan portfolio. The largest adjustable-rate residential mortgage loan was for $2.6 million. The loan was performing in accordance with its terms at September 30, 2018.

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

Commercial Real Estate Loans. We have continued our focus on increasing our originations of commercial real estate loans. At September 30, 2018, $219.3 million, or 42.8%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities primarily located in our market area. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $8.6 million. At September 30, 2018, our largest commercial real estate loan was $6.0 million to finance the purchase of a manufacturing business in New Jersey. The loan was performing in accordance with its terms at September 30, 2018.

At September 30, 2018, three commercial real estate loans totaling $455,000 were non-performing. During the year ended September 30, 2018, no commercial real estate loans were charged-off against the allowance for loan loss, while $23,000 was recovered from a prior year charge off. Interest income of $17,000 would have been recorded on non-performing commercial real estate loans for the year ended September 30, 2018, if they had been current in accordance with their original terms. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2018, our construction loans totaled $30.4 million, or 5.9% of total loans.

At September 30, 2018, construction loans for the development of one-to four-family residential properties totaled $13.9 million. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2018, construction loans for the development of commercial properties totaled $10.1 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

At September 30, 2018, construction loans for the development of town homes, condominiums and apartment buildings totaled $6.5 million. The maximum loan-to-value ratio limit applicable to these loans is 70% of the appraised value of the property. Finally, we may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $8.6 million. At September 30, 2018, our largest outstanding construction loan was a $3.9 million loan to finance the construction of a commercial office building located in New Jersey. The loan was performing in accordance with its terms at September 30, 2018. At September 30, 2018, there were no non-performing construction loans. During the year ended September 30, 2018, there were no loans charged-off against the allowance for loan loss while $3,000 was recovered from a prior year charge-off.

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

Commercial Business Loans. At September 30, 2018, our commercial business loans totaled $53.3 million, or 10.4% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

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

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $8.6 million. At September 30, 2018, our largest commercial business loan was a $5.9 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2018. At September 30, 2018, two commercial business loan totaling $223,000 were non-performing. Interest income of $14,000 would have been recorded on non-performing commercial business loans for the year ended September 30, 2018, if they had been current in accordance with their original terms. During the year ended September 30, 2018, $170,000 was charged-off against the allowance for loan loss for two impaired commercial business loans and $1,000 was recovered from a prior year charge-off.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2018, these loans totaled $18.0 million, or 3.5% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $8.6 million currently. At September 30, 2018, our largest home equity line of credit loan was $1.4 million. The loan was performing according to its terms at September 30, 2018. At September 30, 2018, there were no non-performing home equity line of credit loans. There were no charge-offs for home equity lines of credit during the year ended September 30, 2018, while $1,000 was recovered from a prior year charge-off.

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

At September 30, 2018, stock-secured loans totaled $5.4 million, or 1.06% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2018, loans totaling $5.3 million, or 1.05% of our loan portfolio, were secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2018, the aggregate loan-to-value ratio of the stock-secured portfolio was 30.5%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of selling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2018.

At September 30, 2018, we were servicing SBA guaranteed and commercial participation loans sold in the amount of $26.5 million and $6.4 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2018, we had $9.5 million of loan participation interests in which we were the lead lender, and $21.7 million in loan participations in which we were not the lead lender. There were $4.4 million of commercial real estate loan participations during the year ended September 30, 2018 in which we were not the lead lender. We have entered into certain loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2018, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2018, we originated $32.1 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans and $27.3 million of fixed-rate and adjustable-rate commercial real estate loans. The fixed-rate loans are primarily loans with terms of 30 years or less. We also originated $8.6 million of construction loans, $8.1 million of commercial business loans, and $3.1 million of home equity lines of credit and other loans.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2018, we had $10.0 million of one-to four-family residential mortgage loans that were serviced by other lenders, of which $1.2 million were participations during the year ended September 30, 2018.

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

	September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$138	$1,663	$2,486	$2,057	$4,179
Commercial real estate	455	482	443	1,895	2,171
Construction	—	—	—	—	2,278
Home equity lines of credit	90	—	281	255	883
Commercial business	223	213	997	1,690	274

Total non-accrual loans	906	2,358	4,207	5,897	9,785

Accruing loans three months or more past due:
One-to four-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Other	—	—	—	—	—

Total loans three months or more past due	—	—	—	—	—

Total non-performing loans	906	2,358	4,207	5,897	9,785

Other real estate owned	8,586	11,056	12,082	16,192	17,342

Total non-performing assets	9,492	13,414	16,289	22,089	27,127
Performing troubled debt restructurings	—	182	—	713	193
Performing troubled debt restructurings
and total non-performing assets	$9,492	$13,596	$16,289	$22,803	$27,320

Ratios:
Total non-performing loans to total loans	0.18%	0.50%	0.92%	1.39%	2.41%
Total non-performing loans and performing
troubled debt restructurings to total loans	0.18%	0.54%	0.92%	1.56%	2.45%
Total non-performing assets to total assets	1.52%	2.22%	2.79%	4.01%	5.11%
Total non-performing assets and performing
troubled debt restructurings to total assets	1.52%	2.25%	2.79%	4.14%	5.15%

At September 30, 2018, our portfolio of commercial business, commercial real estate and construction loans totaled $303.1 million, or 59.1% of our total loans, compared to $270.9 million, or 57.1% of our total loans, at September 30, 2017. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructurings and total non-performing assets decreased $4.1 million to $9.5 million at September 30, 2018 from $13.6 million at September 30, 2017, and decreased $6.8 million from $16.3 million at September 30, 2016.

Additional interest income of approximately $40,000 and $106,000 would have been recorded during the fiscal years ended September 30, 2018 and 2017, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. There were no new TDR loans during the fiscal year ended September 30, 2018 and there was one TDR loan for the fiscal year ended September 30, 2017.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2018
One-to four-family residential	—	$—	1	$138	1	$138
Commercial real estate	—	—	3	455	3	455
Home equity lines of credit	—	—	3	90	3	90
Commercial business	—	—	2	223	2	223
Total	—	$—	9	$906	9	$906

At September 30, 2017
One-to four-family residential	1	$127	8	$1,663	9	$1,790
Commercial real estate	—	—	3	482	3	482
Home equity lines of credit	1	192	—	—	1	192
Commercial business	1	80	1	213	2	293
Total	3	$399	12	$2,358	15	$2,757

At September 30, 2016
One-to four-family residential	1	$44	10	$2,486	11	$2,530
Commercial real estate	1	490	3	443	4	933
Home equity lines of credit	—	—	3	281	3	281
Commercial business	1	3	1	997	2	1,000
Total	3	$537	17	$4,207	20	$4,744

At September 30, 2015
One-to four-family residential	4	$730	14	$2,058	18	$2,788
Commercial real estate	—	—	4	1,895	4	1,895
Home equity lines of credit	—	—	3	255	3	255
Commercial business	1	19	1	1,690	2	1,709
Total	5	$749	22	$5,898	27	$6,647

At September 30, 2014
One-to four-family residential	6	$256	18	$4,179	24	$4,435
Commercial real estate	3	918	6	2,171	9	3,089
Construction	—	—	2	2,278	2	2,278
Home equity lines of credit	—	—	7	883	7	883
Commercial business	2	56	3	274	5	330
Total	11	$1,230	36	$9,785	47	$11,015

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $8.6 million of OREO properties at September 30, 2018, a decrease of $2.5 million from $11.1 million at September 30, 2017. The Company was able to successfully dispose of ten properties with an aggregate carrying value of $2.7 million for a net gain of $184,000 while the Company was also able to secure the title for one other property totaling $323,000 during the year ended September 30, 2018.

OREO at September 30, 2018 consisted of four residential properties (three of which were leased), four real estate properties approved for the construction of residential homes, and five commercial real estate buildings. The Bank is determining the proper course of action for its OREO properties, which may include holding the properties until the real estate market improves, selling the properties to a developer or marketing the properties for individual sale.

The Company recorded $418,000 in valuation allowances against three properties during the year ended September 30, 2018 based on either updated appraisals or contracts of sale. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to OREO that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2018, classified loans consisted of $753,000 of special mention assets and $1.4 million of substandard assets.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2018 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the NJDBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Balance at beginning of period	$3,475	$3,056	$2,886	$2,835	$3,013

Charge-offs:
One-to four-family residential	213	295	134	176	665
Commercial real estate	—	23	61	396	—
Construction	—	—	—	342	189
Home equity lines of credit	—	—	98	461	75
Commercial business	170	672	1,118	274	804
Other	3	—	—	2	—
Total charge-offs	386	990	1,411	1,651	1,733

Recoveries:
One-to four-family residential	87	35	—	400	52
Commercial real estate	23	—	100	—	—
Construction	3	12	7	38	113
Home equity lines of credit	1	15	82	—	—
Commercial business	—	4	26	—	3
Total recoveries	114	66	215	438	168

Net charge-offs	272	924	1,196	1,213	1,565
Provision for loan losses	997	1,343	1,366	1,264	1,387

Balance at end of period	$4,200	$3,475	$3,056	$2,886	$2,835

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.20%	0.28%	0.29%	0.39%
Allowance for loan losses to total
non-performing loans at end of period	463.57%	147.37%	72.64%	48.93%	28.97%
Allowance for loan losses to total loans
at end of period	0.82%	0.73%	0.67%	0.68%	0.70%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2018
One-to four-family residential	$687	16.36%	36.15%
Commercial real estate	1,540	36.67%	42.80%
Construction	493	11.74%	5.93%
Home equity lines of credit	109	2.60%	3.51%
Commercial business	1,151	27.40%	10.40%
Other	25	0.60%	1.20%
Unallocated	195	4.63%	0.00%
Total allowance for loan losses	$4,200	100.00%	100.00%

At September 30, 2017
One-to four-family residential	$587	16.89%	37.62%
Commercial real estate	1,277	36.75%	43.70%
Construction	490	14.10%	4.77%
Home equity lines of credit	57	1.64%	3.91%
Commercial business	956	27.51%	8.67%
Other	6	0.17%	1.32%
Unallocated	102	2.94%	0.00%
Total allowance for loan losses	$3,475	100.00%	100.00%

At September 30, 2016
One-to four-family residential	$542	17.74%	37.83%
Commercial real estate	1,075	35.18%	43.57%
Construction	361	11.81%	3.26%
Home equity lines of credit	71	2.32%	4.80%
Commercial business	976	31.94%	8.49%
Other	9	0.29%	2.04%
Unallocated	22	0.72%	0.00%
Total allowance for loan losses	$3,056	100.00%	100.00%

At September 30, 2015
One-to four-family residential	$395	13.69%	40.10%
Commercial real estate	931	32.26%	41.00%
Construction	452	15.66%	1.60%
Home equity lines of credit	53	1.84%	5.00%
Commercial business	969	33.58%	9.80%
Other	7	0.24%	2.50%
Unallocated	79	2.73%	0.00%
Total allowance for loan losses	$2,886	100.00%	100.00%

At September 30, 2014
One-to four-family residential	$402	14.18%	39.40%
Commercial real estate	826	29.14%	41.60%
Construction	784	27.65%	3.00%
Home equity lines of credit	62	2.19%	4.80%
Commercial business	643	22.68%	8.60%
Other	9	0.32%	2.60%
Unallocated	109	3.84%	0.00%
Total allowance for loan losses	$2,835	100.00%	100.00%

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

At September 30, 2018, our securities portfolio totaled $56.1 million, or 9.0% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2018, $33.6 million of our securities were classified as held-to-maturity and reported at amortized cost, and $22.5 million were classified as available-for-sale and reported at fair value. At September 30, 2018, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2018, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $52.7 million, or 94.0% of our total securities portfolio. Of this amount, $47.9 million were mortgage-backed securities and $4.8 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2018, our mortgage-backed securities, including CMOs, totaled $48.3 million, or 86.1% of our total securities portfolio. Included in this balance was $393,000 of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 2.56% at September 30, 2018. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2018 was $47.3 million, which was $1.6 million less than the amortized cost. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2018, the Bank held one corporate note at amortized value issued by Wells Fargo Bank totaling $3.0 million. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2018, we held no equity securities other than $2.2 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following tables set forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2018				At September 30, 2017				At September 30, 2016
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$1,463	$40	$(8)	$1,495	$—	$—	$—	$—	$—	$—	$—	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,262	13	(662)	18,613	$9,442	$9	$(125)	$9,326	$5,075	$52	$—	$5,127
Debt securities	2,500	—	(139)	2,361	2,500	—	(51)	2,449	—	—	—	—
Private label mortgage-backed securities-residential	—	—	—	—	40	—	—	40	108	—	(1)	107
Total securities available for sale	$23,225	$53	$(809)	$22,469	$11,982	$9	$(176)	$11,815	$5,183	$52	$(1)	$5,234

	At September 30, 2018				At September 30, 2017				At September 30, 2016
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities held to maturity:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$568	$—	$(93)	$475	$3,466	$123	$(96)	$3,493	$4,383	$171	$(90)	$4,464
Mortgage backed securities-commercial	904	—	(9)	895	968	—	(10)	958	1,034	—	(1)	1,033
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	26,316	4	(867)	25,453	39,016	349	(251)	39,114	40,024	1,098	(16)	41,106
Debt securities	2,464	—	(142)	2,322	4,461	—	(24)	4,437	4,000	1	—	4,001
Private label mortgage-backed securities-residential	393	1	—	394	457	—	(2)	455	493	—	(6)	487
Corporate securities	3,000	—	(388)	2,612	3,000	—	(216)	2,784	3,000	—	(242)	2,758
Total securities held to maturity	$33,645	$5	$(1,499)	$32,151	$51,368	$472	$(599)	$51,241	$52,934	$1,270	$(355)	$53,849

At September 30, 2018, a total of forty-four securities with an aggregate fair value of $51.2 million had gross unrealized losses of $2.3 million, or approximately 4.5% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2018 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	September 30, 2018
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$—	—%	$—	—%	$—	—%	$1,463	4.13%	$1,463	4.13%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	—	—%	6,671	2.86%	5,171	2.60%	7,420	2.41%	$19,262	2.62%
Debt securities	—	—%	—	—%	2,500	2.08%	—	—%	2,500	2.08%
Total securities available for sale	$—	—%	$6,671	2.86%	$7,671	2.43%	$8,883	2.69%	$23,225	2.66%

	September 30, 2018
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$—	—%	$—	—%	$—	—%	$568	2.53%	$568	2.53%
Mortgage-backed securities - commercial	—	—%	—	—%	—	—%	904	2.41%	904	2.41%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	1,302	2.30%	9,185	2.05%	7,323	2.46%	8,506	2.80%	26,316	2.42%
Debt securities	—	—%	—	—%	1,499	2.69%	965	2.34%	2,464	2.55%
Private label mortgage-backed securities - residential	—	—%	—	—%	—	—%	393	4.06%	393	4.06%
Corporate securities	—	—%	—	—%	3,000	2.40%	—	—%	3,000	2.40%
Total securities held to maturity	$1,302	2.30%	$9,185	2.05%	$11,822	2.48%	$11,336	2.76%	$33,645	2.45%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2018, we had $14.8 million in brokered deposits as compared to $10.3 million at September 30, 2017.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2018, $130.3 million, or 24.6% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2018			2017			2016
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$104,745	19.76%	0.00%	$98,728	19.16%	0.00%	$94,462	19.17%	0.00%
Savings accounts	81,373	15.35%	0.65%	107,362	20.84%	0.74%	100,706	20.44%	0.72%
NOW accounts	46,336	8.74%	0.32%	43,556	8.45%	0.25%	49,045	9.96%	0.20%
Money market accounts	167,340	31.57%	1.27%	137,527	26.69%	0.77%	114,458	23.23%	0.41%
Certificates of deposit	112,014	21.13%	1.66%	108,740	21.11%	1.20%	114,355	23.21%	1.16%
Retirement accounts	18,329	3.46%	1.41%	19,288	3.74%	1.24%	19,624	3.98%	1.19%

Total deposits	$530,137	100.00%	0.93%	$515,201	100.00%	0.68%	$492,650	100.00%	0.58%

As of September 30, 2018, the aggregate amount of outstanding certificates of deposit (including retirement and brokered accounts) in amounts greater than or equal to $100,000 was $90.1 million. The following table sets forth the maturity of these certificates as of September 30, 2018 (in thousands):

Three months or less	$10,078
Over three months through six months	16,685
Over six months through one year	16,278
Over one year to three years	39,374
Over three years	7,712

Total	$90,127

At September 30, 2018, $66.0 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2018	2017	2016
	(In thousands)

Beginning balance	$416,473	$398,188	$378,354
Net deposits before interest credited	5,242	15,434	17,233
Interest credited	3,677	2,851	2,601

Ending balance	$425,392	$416,473	$398,188

Borrowings. Our borrowings consist of short-and long-term advances from the Federal Home Loan Bank of New York.

As of September 30, 2018, we had long term advances from the Federal Home Loan Bank in the amount of $35.5 million. These aggregate borrowings represent 6.2% of total liabilities and had a weighted average rate of 2.09% at September 30, 2018. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2018, we had an aggregate borrowing capacity of $134.3 million with the Federal Home Loan Bank.

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

Long-term Federal Home Loan Bank of New York advances as of September 30, 2018 mature as follows (in thousands):

Year Ending September 30,

2019	$8,940
2020	10,294
2021	2,500
2022	7,731
2023	3,650
Thereafter	2,409
$35,524

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2018	2017
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$3,418	$966
Maximum month-end balance during the year	$25,175	$11,150
Average interest rate during the year	2.16%	1.00%

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

Personnel

At September 30, 2018 we employed 97 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At September 30, 2018, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers. At September 30, 2018, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2018, the Company did not have any federal or state net operating loss carry forwards available to offset future taxable income for tax reporting purposes.

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

State Taxation

New Jersey State Taxation. The income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Magyar Bank, Magyar Service Corporation, and MagBank Investment Company file New Jersey corporate income tax returns. Magyar Bank, Magyar Service Corp., and MagBank Investment Company are not currently under audit with respect to their New Jersey income tax returns. Their respective state tax returns have been audited within the past year.

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

Federal Legislation

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank and their holding companies.

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10%. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Economic Growth Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

At September 30, 2018, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 11.53%, total capital to risk-based assets was 12.44%, and Tier 1 capital to total assets leverage ratio was 8.61%.

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

As of September 30, 2018, Magyar Bank was in compliance with these requirements.

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2018 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $426,000 for the year ended September 30, 2018 and $498,000 for the year ended September 30, 2017.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2018, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of SOX, Magyar Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Magyar Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Section 404(b) requires independent auditors to report on management’s assessment of internal controls over financial reporting.  The 2010 Dodd-Frank Act provided an exemption on compliance with SOX Section 404(b) for registrants that are neither accelerated nor large accelerated filers as defined by Rule 12b-2 of the Securities and Exchange Act of 1934. The inclusion of the exemption in the final reform legislation permanently exempted the auditor attestation requirement and significantly reduced the compliance burdens of smaller reporting companies.  Disclosure of management attestations on internal control over financial reporting continues to be required for smaller reporting companies.

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. Bank holding companies are generally subject to consolidated capital requirements established by the FRB. The Dodd-Frank Act required the FRB to amend its consolidated minimum capital requirements for bank holding companies to make them no less stringent than those applicable to insured depository institutions themselves. However, legislation was enacted in December 2014 which required the FRB to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend the applicability of the exemption from $500 million to $1 billion in assets. Furthermore, the Economic Growth Act expanded the category of holding companies that may rely on the policy statement by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. Consequently, bank holding companies of under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2018, the fair value of our total securities portfolio was $54.6 million. The unrealized net loss on securities totaled $2.3 million on a pre-tax basis at September 30, 2018.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2018, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $747,000, or 3.72%, decrease in net interest income in the first year following the change in interest rates, and a $442,000, or 2.13%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2018, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience a $544,000, or 2.71%, decrease in net interest income in the first year following the change in interest rates, and a $886,000, or 4.27%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2018, our available-for-sale securities portfolio totaled $22.5 million, which included $20.1 million mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2018, our portfolio of commercial business and commercial real estate loans totaled $272.7 million, or 53.2% of our total loans, compared to $248.2 million, or 52.4% of our total loans at September 30, 2017 and $238.4 million, or 52.1% of our total loans at September 30, 2016. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2018, our non-performing loans decreased to $906,000 from $2.4 million at September 30, 2017. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

We may be adversely affected by recent changes in tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in the federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Additionally, legislation in New Jersey that was adopted in July 2018 will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, so we cannot yet fully evaluate the impact of the legislation on our overall tax expense. However, the new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.82% of total loans and 463.6% of total non-performing loans at September 30, 2018. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2018.

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

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our seven banking offices as of September 30, 2018:

	Leased or	Original Year	Year of
Location	Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	-
New Brunswick, New Jersey, 08901

Full - Service Branches:
3050 State Route 27	Owned	1969	-
Kendall Park, New Jersey, 08824

582 Milltown Road	Leased	2002	2021
North Brunswick, New Jersey, 08902

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey, 08876

475 North Bridge Street	Leased	2010	2025
Bridgewater, New Jersey, 08807

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey, 08820

1199 Amboy Avenue	Leased	2017	2027
Edison, New Jersey, 08837

Loan Product Office:
46-48 State Route 36	Owned	2016	-
Keyport, New Jersey 07735

The net book value of our premises, land and equipment was approximately $17.0 million at September 30, 2018.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

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

(a)       Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2018, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.0% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2018 was 405. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for Magyar Bancorp, Inc. common stock for each quarter of the previous two fiscal years. Magyar Bancorp, Inc. began trading on the NASDAQ Global Market on January 24, 2006. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended			Closing	Dividends
September 30, 2018	High	Low	Price	Declared

Quarter ended September 30, 2018	$12.88	$12.10	$12.16	$—
Quarter ended June 30, 2018	13.00	12.06	12.88	—
Quarter ended March 31, 2018	12.92	12.20	12.75	—
Quarter ended December 31, 2017	13.75	12.01	12.80	—

Fiscal Year Ended			Closing	Dividends
September 30, 2017	High	Low	Price	Declared

Quarter ended September 30, 2017	$13.75	$12.05	$12.25	$—
Quarter ended June 30, 2017	13.95	12.25	13.12	—
Quarter ended March 31, 2017	14.95	11.60	13.00	—
Quarter ended December 31, 2016	12.11	10.09	12.00	—

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

Other than its Employee Stock Ownership Plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. There were no stock options or shares of restricted stock available for issuance with respect to Magyar Bancorp’s equity compensation plans at September 30, 2018.

(b)	Not applicable.
(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 81,000 shares had been repurchased as of September 30, 2018 at an average price of $8.33.

There were no repurchases of our common stock during the year ended September 30, 2018.

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

During the year ended September 30, 2018, the Company’s total assets grew $20.9 million, or 3.5%, to $624.0 million. The increase was attributable to a $37.7 million, or 8.0%, increase in loans receivable, net of allowance of loss. Partially offsetting the growth in loans were decreases in investment securities, which declined $7.1 million during the year, and other real estate owned, which declined $2.5 million during the year.

Total deposits increased $14.9 million, or 2.9%, to $530.1 million during the year ended September 30, 2018 from $515.2 million at September 30, 2017. The increases in deposits occurred in money market account balances, which increased $29.8 million, or 21.7%, in non-interest checking account balances, which increased $6.0 million, or 6.1%, in interest-bearing checking account balances, which increased $2.8 million, or 6.4%, and in certificates of deposit (including individual retirement accounts), which increased $2.3 million, or 1.8%. Partially offsetting these increases was a decrease in savings account balances, which decreased $26.0 million, or 24.2%. Deposits accounted for 85.0% of assets and 104.3% of net loans receivable at September 30, 2018.

The Company reported net income of $2.0 million for the year ended September 30, 2018. Net income increased $607,000, or 42.7%, compared with net income of $1.4 million for the year ended September 30, 2017. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $1.5 million. Partially offsetting this increase was higher non-interest expenses, which increased $880,000.

The Company’s net interest margin increased by 13 basis points to 3.49% for the year ended September 30, 2018 from 3.36% for the prior year ended September 30, 2017. In addition to growth in its interest earning assets during the year, the Company experienced higher yields on earning assets due to higher market interest rates.

Throughout 2019, we expect to continue increasing our commercial real estate and commercial business loans while managing non-interest expenses in order to increase profitability of the Company.

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

Deferred tax assets are likely to be realized and therefore do not have a valuation allowance.

Comparison of Financial Condition at September 30, 2018 and September 30, 2017

Total Assets. Total assets increased $20.9 million, or 3.5%, during the year ended September 30, 2018. The increase was attributable to a $37.7 million, or 8.0%, increase in loans receivable, net of allowance of loss. Partially offsetting the growth in loans were decreases in investment securities, which declined $7.1 million during the year, and other real estate owned, which declined $2.5 million during the year.

Loans Receivable. Total loans receivable at September 30, 2018 were comprised of $219.3 million (42.8%) in commercial real estate loans, $185.3 million (36.2%) in 1-4 family residential mortgage loans, $53.3 million (10.4%) in commercial business loans, $30.4 million (5.9%) in construction loans, and $24.2 million (4.7%) in home equity lines of credit and other loans. Total loans receivable at September 30, 2017 were comprised of $207.1 million (43.7%) in commercial real estate loans, $178.3 million (37.6%) in 1-4 family residential mortgage loans, $41.1 million (8.7%) in commercial business loans, $24.8 million (5.2%) in home equity lines of credit and other loans, and $22.6 million (4.8%) in construction loans.

Total non-performing loans decreased by $1.5 million to $906,000 during the year ended September 30, 2018 from $2.4 million at September 30, 2017. At September 30, 2018, non-performing loans consisted of three commercial real estate loans totaling $455,000, four 1-4 family residential mortgage loans (including home equity lines of credit) totaling $228,000, and two commercial business loans totaling $223,000. The ratio of non-performing loans to total loans was 0.18% at September 30, 2018 compared to 0.50% at September 30, 2017.

Once a loan is deemed non-performing, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $1.4 million to $228,000 at September 30, 2018 from $1.7 million at September 30, 2017. Magyar Bank had begun foreclosure proceedings on the majority of the properties as of September 30, 2018. Foreclosure of owner-occupied residential properties in the State of New Jersey can take several years. During the year ended September 30, 2018, Magyar Bank charged off $213,000 from these loans through a reduction of its allowance for loan loss and recovered $88,000 from prior year charge-offs.

Non-performing commercial real estate loans decreased $27,000, or 5.6%, to $455,000 at September 30, 2018 from $482,000 at September 30, 2017. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2018. There were no charge-offs of non-performing commercial real estate loans while $23,000 was recovered from a prior year charge off during the year ended September 30, 2018.

Non-performing commercial business loans increased $10,000 to $223,000 at September 30, 2018 from $213,000 at September 30, 2017. During the year ended September 30, 2018, Magyar Bank charged off $170,000 in non-performing commercial business loans through a reduction of its allowance for loan loss and $1,000 was recovered from a prior year charge-off.

There were no non-performing construction loans at September 30, 2018 and 2017. There were no charge-offs of non-performing construction loans while $3,000 was recovered from a prior year charge off during the year ended September 30, 2018.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable decreased to 0.18% at September 30, 2018 from 0.54% at September 30, 2017. The allowance for loan losses increased $725,000 to $4.2 million, or 463.6% of non-performing loans, at September 30, 2018 compared with $3.5 million, or 147.4% of non-performing loans, at September 30, 2017. Provisions for loan loss during the year ended September 30, 2018 were $997,000 while net charge-offs were $272,000, compared with a provision of $1.3 million and net charge-offs of $924,000 for the prior year period. The allowance for loan losses was 0.82% and 0.73% of gross loans outstanding at September 30, 2018 and 2017, respectively.

Investment Securities. Investment securities decreased $7.1 million, or 11.2%, to $56.1 million at September 30, 2018 from $63.2 million at September 30, 2017. Investment securities at September 30, 2018 consisted of $47.9 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.8 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes and $393,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2018

Securities available-for-sale increased $10.7 million, or 90.2%, to $22.5 million at September 30, 2018 from $11.8 million at September 30, 2017. The increase was primarily the result of ten mortgage-backed securities totaling $12.6 million that were reclassified from the held-to-maturity portfolio. Upon adoption of ASU 2017-12, the Bank reclassified debt securities eligible to be hedged under the ASU from held-to-maturity to available-for-sale. In addition there were $1.4 million in security purchases, $2.8 million in principal and premium amortization and $756,000 in unrealized losses during the year.

Securities held-to-maturity decreased $17.7 million, or 34.5%, to $33.6 million at September 30, 2018 from $51.4 million at September 30, 2017. The decrease was primarily the result of ten mortgage-backed securities totaling $12.6 million that were reclassified to the available-for-sale portfolio with the adoption of ASU 2017-12. In addition there were $3.3 million in sales, $2.0 million in maturities, $3.2 million in principal and premium amortization and $1.5 million in unrealized losses during the year, partially offset by $3.5 million in security purchases.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $293,000, or 2.5%, to $11.8 million at September 30, 2018 from $11.6 million at September 30, 2017. The increase in bank-owned life insurance was due to the increase in the cash surrender value of the existing policies.

Other Real Estate Owned. Other real estate owned (“OREO”) decreased $2.5 million, or 22.3%, to $8.6 million at September 30, 2018 from $11.1 million at September 30, 2017.

During the year ended September 30, 2018, the Company sold ten properties totaling $2.7 million at a net gain of $184,000, invested $191,000 to complete or repair properties, and obtained title for one property previously securing a non-performing loan totaling $323,000. In addition, the carrying values of properties were reduced by $480,000 in valuation allowances and insurance proceeds. OREO at September 30, 2018 consisted of four residential properties (three of which were leased) totaling $2.0 million, four real estate lots/land totaling $3.2 million, and five commercial real estate buildings totaling $3.4 million. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, marketing the properties for individual sale, or selling multiple properties to an investor and developer.

Deposits. Total deposits increased $14.9 million, or 2.9%, to $530.1 million at September 30, 2018 from $515.2 million at September 30, 2017.

The Company’s deposit strategy during the year ended September 30, 2018 was focused on increasing and expanding customer relationships with Magyar Bank, including higher balance commercial deposit accounts. As a result of this strategy, the Bank was able to continue replacing higher-cost, single service time deposit account holders with non-interest bearing checking and money market account balances.

The increase in deposits during the twelve months ended September 30, 2018 occurred in money market account balances, which increased $29.8 million, or 21.7%, in non-interest checking account balances, which increased $6.0 million, or 6.1%, in interest-bearing checking account balances, which increased $2.8 million, or 6.4%, and in certificates of deposit (including individual retirement accounts), which increased $2.3 million, or 1.8%. Partially offsetting these increases was a decrease in savings account balances, which decreased $26.0 million, or 24.2%. Deposits accounted for 85.0% of assets and 104.3% of net loans receivable at September 30, 2018.

At September 30, 2018, the Company held $14.8 million in brokered certificates of deposit, compared with $10.3 million at September 30, 2017.

Borrowed Funds. Borrowings, which include Federal Home Loan Bank of New York advances, increased $3.6 million, or 11.3%, to $35.5 million, at September 30, 2018 from $31.9 million at September 30, 2017.

Stockholders’ Equity. Stockholders’ equity increased $1.9 million, or 3.9%, to $51.4 million at September 30, 2018 from $49.5 million at September 30, 2017. The increase in stockholders’ equity was attributable to the Company’s results of operations for the year ended September 30, 2018.

The Company did not repurchase any shares during the twelve months ended September 30, 2018. The Company has repurchased 81,000 shares pursuant to the second stock repurchase plan through September 30, 2018, reducing outstanding shares to 5,820,746.

The Company’s book value per share increased to $8.82 at September 30, 2018 from $8.50 at September 30, 2017. The increase was attributable to the Company’s results from operations.

Comparison of Operating Results for the Years Ended September 30, 2018 and 2017

Net Income. The Company’s net income was $2.0 million for the year ended September 30, 2018, reflecting a $607,000, or 42.7%, increase from $1.4 million for the year ended September 30, 2017. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $1.5 million. Partially offsetting this increase were higher non-interest expenses, which increased $880,000 between the annual periods.

For the year ended September 30, 2018, the net interest margin improved by 13 basis points to 3.49% from 3.36% the prior year period. In addition to growth in its interest earning assets during the year, the Company experienced higher yields on earning assets due to higher market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased $1.5 million, or 8.2%, to $19.7 million during the year ended September 30, 2018 from $18.2 million during the year ended September 30, 2017. Total interest and dividend income increased $2.4 million, or 10.8%, to $24.4 million for the year ended September 30, 2018 from $22.0 million for the year ended September 30, 2017 while interest expense increased $876,000, or 23.2%, to $4.6 million for the year ended September 30, 2018 from $3.8 million for the year ended September 30, 2017.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2018, 2017 and 2016. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$15,606	$228	1.46%	$15,392	$175	1.14%	$22,651	$172	0.76%
Loans receivable, net	487,133	22,604	4.64%	462,364	20,297	4.39%	429,065	18,765	4.36%
Securities
Taxable	59,579	1,384	2.32%	61,801	1,387	2.24%	62,847	1,417	2.25%
FHLB of NY stock	2,218	134	6.02%	2,180	119	5.48%	2,159	97	4.46%
Total interest-earning assets	564,536	24,350	4.31%	541,737	21,978	4.06%	516,722	20,451	3.95%
Noninterest-earning assets	45,288			47,958			51,784
Total assets	$609,824			$589,695			$568,506

Interest-bearing liabilities:
Savings accounts (1)	$95,892	$658	0.69%	$109,486	$804	0.73%	$95,136	$671	0.70%
NOW accounts (2)	190,618	1,518	0.80%	161,743	679	0.42%	153,575	489	0.32%
Time deposits (3)	123,010	1,720	1.40%	131,388	1,570	1.20%	138,253	1,628	1.17%
Total interest-bearing deposits	409,520	3,896	0.95%	402,617	3,053	0.76%	386,964	2,788	0.72%
Borrowings	36,710	753	2.05%	34,538	720	2.08%	34,507	744	2.15%
Total interest-bearing liabilities	446,230	4,649	1.04%	437,155	3,773	0.86%	421,471	3,532	0.84%
Noninterest-bearing liabilities	112,191			103,458			99,260
Total liabilities	558,421			540,613			520,731
Retained earnings	51,403			49,082			47,775
Total liabilities and retained earnings	$609,824			$589,695			$568,506

Net interest and dividend income		$19,701			$18,205			$16,919
Interest rate spread			3.27%			3.20%			3.11%
Net interest-earning assets	$118,306			$104,582			$95,251
Net interest margin (4)			3.49%			3.36%			3.27%
Average interest-earning assets to
average interest-bearing liabilities	126.51%			123.92%			122.60%

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

	September 30,
	2018 vs. 2017			2017 vs. 2016
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$3	$50	$53	$(66)	$69	$3
Loans	1,118	1,189	2,307	1,407	125	1,532
Securities
Taxable	(51)	48	(3)	(24)	(6)	(30)
FHLB of NY stock	2	13	15	1	21	22
Total interest-earning assets	1,072	1,300	2,372	1,318	209	1,527

Interest-bearing liabilities:
Savings accounts (1)	(101)	(45)	(146)	104	29	133
NOW accounts (2)	138	701	839	28	162	190
Time deposits (3)	(104)	254	150	(93)	35	(58)
Total interest-bearing deposits	(67)	910	843	38	227	265
Borrowings	44	(11)	33	1	(25)	(24)
Total interest-bearing liabilities	(23)	899	876	39	202	241

Increase in net interest income	$1,095	$401	$1,496	$1,279	$7	$1,286

(1) Includes passbook savings, money market passbook and club accounts.

(2) Includes interest-bearing checking and money market accounts.

(3) Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $2.4 million, or 10.8%, to $24.4 million for the year ended September 30, 2018 from $22.0 million for the year ended September 30, 2017. The average balance of interest-earnings assets between the two periods increased $22.8 million, or 4.2%, to $564.5 million from $541.7 million, while the yield on the assets increased 25 basis points to 4.31% for the year ended September 30, 2018 from 4.06% for the same period prior year.

Interest income on loans increased $2.3 million, or 11.4%, to $22.6 million for the year ended September 30, 2018, while the average balance of loans increased $24.8 million, or 5.4%, to $487.1 million from $462.4 million. The average yield on such loans was 4.64% at September 30, 2018 compared with 4.39% at September 30, 2017. The increase in yield on loans reflected a $24.8 million increase in the average balance in loan receivables and the higher interest environment during the year ended September 30, 2018.

Interest earned on investment securities, excluding Federal Home Loan Bank of New York stock, increased $50,000, or 3.2%, to $1.6 million for the year ended September 30, 2018 from the prior year. The increase was primarily due to a 12 basis point increase in the average yield on investment securities to 2.14% from 2.02%, offset by a $2.0 million, or 2.6%, decrease in the average balance of investment securities and interest earning deposits to $75.2 million from $77.2 million from the prior year.

Interest Expense. Interest expense increased $876,000, or 23.2%, to $4.6 million for the year ended September 30, 2018 from $3.8 million for the year ended September 30, 2017. The average balance of interest-bearing liabilities increased $9.0 million, or 2.1%, to $446.2 million from $437.2 million between the two periods while the cost of such liabilities increased 18 basis points to 1.04% for the year ended September 30, 2018 from 0.86% for the same period prior year due to the higher market interest environment.

The average balance of interest-bearing deposits increased $6.9 million, or 1.7%, to $409.5 million for the year ended September 30, 2018 from $402.6 million for the prior year while the average cost of such deposits increased 19 basis points to 0.95% from 0.76%. Interest expense on average deposits increased $843,000, or 27.6%, to $3.9 million for the year ended September 30, 2018 from $3.1 million for the year ended September 30, 2017.

Interest expense on advances increased $33,000, or 4.6%, to $753,000 for the year ended September 30, 2018 from $720,000 for the year ended September 30, 2017. The average cost of borrowings decreased 3 basis points to 2.05% for the year ended September 30, 2018 from 2.08% for the year ended September 30, 2017. The average balance of advances and securities sold under agreements to repurchase increased $2.2 million to $36.7 million for the year ended September 30, 2018 from $34.5 million the prior year.

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

After an evaluation of these factors, management made a provision of $997,000 for the year ended September 30, 2018 compared with a $1.3 million provision for the prior year. There were net charge-offs of $272,000 for the year ended September 30, 2018 compared with $924,000 for the year ended September 30, 2017. The charge-offs resulted from updated valuations of collateral securing impaired loans.

Total non-performing loans decreased $1.5 million, or 61.6%, to $906,000 at September 30, 2018 from $2.4 million at September 30, 2017. The allowance for loan losses increased $725,000 to $4.2 million, or 20.9% of gross loans outstanding at September 30, 2018, from $3.5 million, or 0.73% of gross loans outstanding at September 30, 2017. The increase in the allowance for loan losses during the year ended September 30, 2018 was attributable to growth in total loan receivable.

Other Income. Other income increased $122,000 during the year ended September 30, 2018 due to higher gains on the sales of assets, partially offset by lower service charges.

Gains from the sales of assets increased $276,000 to $600,000 for the twelve months ended September 30, 2018 compared with $324,000 for the twelve months ended September 30, 2017. Gains from the sales of loans increased $169,000, or 52.2%, to $493,000 from $324,000 for the year ended September 30, 2017 while gains from the sales of investment securities increased $107,000 in the current year period.

Service charges decreased $159,000, or 12.7%, to $1.1 million for the year ended September 30, 2018 from $1.3 million for the prior year due to lower loan prepayment penalties and loan late charges received during the current year period.

Other Expenses. Other expenses increased $880,000, or 5.4%, to $17.3 million for the year ended September 30, 2018 compared to $16.4 million for the year ended September 30, 2017 due to higher compensation and occupancy expenses.

Compensation and employee benefit expenses increased $603,000, or 6.6%, to $9.7 million and occupancy expense increased $138,000, or 4.9%, to $2.9 million due in large part to the opening of the Bank’s seventh branch location in June of 2017. Compensation expense also increased from annual merit increases for employees, higher incentive plan accruals, and higher medical benefit expenses than the prior year period.

Income Tax Expense. The Company recorded tax expense of $1.5 million for the year ended September 30, 2018 compared with tax expense of $994,000 for the year ended September 30, 2017. The income tax expense increase was the result of higher income from operations and a $410,000 charge resulting from the write-down of deferred tax assets due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which lowered the Company’s federal income tax rate from 34% to 21%.

The Company recognized additional tax expense in our tax provision for the year ended September 30, 2018 related to adjustment of our net deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $410,000 for the year ended September 30, 2018.

The federal income tax rate change is administratively effective at the beginning of our fiscal year resulting in the use of a blended rate for the annual period. As a result, the blended statutory federal tax rate for the Company for the year ending September 30, 2018 is 24.0%. The Company utilized an effective combined federal and state tax rate of 30.3% and 41.1% for the years ended September 30, 2018 and September 30, 2017, respectively.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2018, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Increase
Interest rates	Estimated	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$19,349	$(747)	-3.72%	$20,295	$(442)	-2.13%
Unchanged	20,096	—	—	20,737	—	—
-100	19,552	(544)	-2.71%	19,851	(886)	-4.27%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), borrowing capacity from the FHLBNY, and brokered deposit capacity and dividing the sum by total assets. At September 30, 2018, our liquidity ratio was 14.6% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $15.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $22.5 million at September 30, 2018. At September 30, 2018, we also had the ability to borrow $134.3 million from the FHLBNY. On that date, we had an aggregate of $35.5 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2018, we had $16.9 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $54.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2018 totaled $66.0 million, or 12.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2019. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. The balance of loans we originated in the current year was $80.0 million and $84.2 million, and purchased $4.9 million and $13.4 million of investment securities for the years ended September 30, 2018 and 2017, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLBNY advances. We experienced a net increase in total deposits of $14.9 million for the year ended September 30, 2018 and a net increase in total deposits of $22.6 million for the year ended September 30, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $35.5 million and $31.9 million at September 30, 2018 and September 30, 2017, respectively. FHLBNY advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2018, Magyar Bank’s Tier 1 capital as a percentage of the Bank's average assets was 8.61% and the total qualifying capital as a percentage of risk-weighted assets was 12.44%.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2018. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
September 30, 2018	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)

Federal Home Loan Bank advances	$8,940	$12,794	$11,381	$2,409	$35,524
Operating leases	696	1,405	1,197	2,130	5,428
Total	$9,636	$14,199	$12,578	$4,539	$40,952

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Magyar Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Magyar Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Blue Bell, Pennsylvania

December 20, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Magyar Bancorp, Inc.

We audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

December 21, 2017

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,
	2018	2017
Assets

Cash	$674	$871
Interest earning deposits with banks	14,694	21,463
Total cash and cash equivalents	15,368	22,334

Investment securities - available for sale, at fair value	22,469	11,815
Investment securities - held to maturity, at amortized cost (fair value of
$32,151 and $51,241 at September 30, 2018 and 2017, respectively)	33,645	51,368
Federal Home Loan Bank of New York stock, at cost	2,164	2,002
Loans receivable, net of allowance for loan losses of $4,200 and $3,475
at September 30, 2018 and 2017, respectively	508,430	470,693
Bank owned life insurance	11,843	11,550
Accrued interest receivable	2,181	1,929
Premises and equipment, net	16,990	17,567
Other real estate owned ("OREO")	8,586	11,056
Other assets	2,292	2,730

Total assets	$623,968	$603,044

Liabilities and Stockholders' Equity
Liabilities
Deposits	$530,137	$515,201
Escrowed funds	2,285	1,937
Federal Home Loan Bank of New York advances	35,524	31,905
Accrued interest payable	193	105
Accounts payable and other liabilities	4,467	4,439

Total liabilities	572,606	553,587

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at September 30, 2018 and 2017	59	59
Additional paid-in capital	26,310	26,289
Treasury stock: 102,996 shares
at September 30, 2018 and 2017, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(356)	(492)
Retained earnings	27,975	25,757
Accumulated other comprehensive loss	(1,474)	(1,004)

Total stockholders' equity	51,362	49,457

Total liabilities and stockholders' equity	$623,968	$603,044

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Year
	Ended September 30,
	2018	2017

Interest and dividend income
Loans, including fees	$22,604	$20,297
Investment securities
Taxable	1,612	1,562
Federal Home Loan Bank of New York stock	134	119

Total interest and dividend income	24,350	21,978

Interest expense
Deposits	3,896	3,053
Borrowings	753	720

Total interest expense	4,649	3,773

Net interest and dividend income	19,701	18,205

Provision for loan losses	997	1,343

Net interest and dividend income after
provision for loan losses	18,704	16,862

Other income
Service charges	1,097	1,256
Income on bank owned life insurance	293	293
Other operating income	131	126
Gains on sales of loans	493	324
Gains on sales of investment securities	107	—

Total other income	2,121	1,999

Other expenses
Compensation and employee benefits	9,687	9,084
Occupancy expenses	2,941	2,803
Professional fees	1,026	1,018
Data processing expenses	581	513
OREO expenses	540	592
FDIC deposit insurance premiums	426	498
Loan servicing expenses	322	269
Insurance expense	206	233
Other expenses	1,595	1,434
Total other expenses	17,324	16,444

Income before income tax expense	3,501	2,417

Income tax expense	1,471	994

Net income	$2,030	$1,423

Net income per share-basic and diluted	$0.35	$0.24

Weighted average basic and diluted shares outstanding	5,820,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Year
	Ended September 30,
	2018	2017

Net income	$2,030	$1,423
Other comprehensive (loss) income
Unrealized (loss) income on
securities available for sale	(586)	(218)
Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	104	—
Net gains realized on securities
available for sale	(107)	—
Defined benefit pension plan	202	490
Other comprehensive (loss) income, before tax	(387)	272
Deferred income tax effect	105	(117)
Total other comprehensive (loss) income	(282)	155
Total comprehensive income	$1,748	$1,578

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Year Ended September 30, 2018 and 2017

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2016	5,820,746	$59	$26,270	$(1,152)	$(627)	$24,334	$(1,159)	$47,725
Net income	—	—	—	—	—	1,423	—	1,423
Other comprehensive income	—	—	—	—	—	—	155	155
ESOP shares allocated	—	—	19	—	135	—	—	154
Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457
Net income	—	—	—	—	—	2,030	—	2,030
Other comprehensive loss	—	—	—	—	—	—	(282)	(282)
Reclassification of the stranded tax
effect related to deferred taxes for:
Defined benefit pension plan(1)	—	—	—	—	—	177	(177)	—
Securities available-for-sale(1)	—	—	—	—	—	11	(11)	—
ESOP shares allocated	—	—	21	—	136	—	—	157
Balance, September 30, 2018	5,820,746	$59	$26,310	$(1,152)	$(356)	$27,975	$(1,474)	$51,362

(1)	In January 2018, the Company adopted ASU 2018-02, as a result, the Company made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2018	2017

Operating activities
Net income	$2,030	$1,423
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	861	816
Premium amortization on investment securities, net	134	187
Provision for loan losses	997	1,343
Provision for loss on other real estate owned	418	218
Originations of loans held for sale	(8,167)	(4,382)
Proceeds from the sales of loans receivable	8,660	4,706
Gains on sale of loans receivable	(493)	(324)
Gains on sales of investment securities	(107)	—
(Gains) losses on the sales of other real estate owned	(184)	80
ESOP compensation expense	157	154
Deferred income tax expense	710	997
Increase in accrued interest receivable	(252)	(219)
Increase in surrender value bank owned life insurance	(293)	(293)
(Increase) decrease in other assets	(167)	155
Increase (decrease) in accrued interest payable	88	(10)
Increase (decrease) in accounts payable and other liabilities	230	(1,250)
Net cash provided by operating activities	4,622	3,601

Investing activities
Net increase in loans receivable	(37,233)	(5,540)
Purchases of loans receivable	(5,562)	(12,626)
Proceeds from the sale of loans receivable	3,738	—
Purchases of investment securities held to maturity	(3,492)	(5,484)
Purchases of investment securities available for sale	(1,443)	(7,931)
Sales of investment securities held to maturity	3,408	—
Principal repayments on investment securities held to maturity	5,223	6,896
Principal repayments on investment securities available for sale	2,757	1,099
Purchases of premises and equipment	(284)	(299)
Investment in other real estate owned	(191)	(58)
Proceeds from other real estate owned	2,750	1,948
(Purchases) redemptions of Federal Home Loan Bank stock	(162)	237
Net cash used by investing activities	(30,491)	(21,758)

Financing activities
Net increase in deposits	14,936	22,551
Net increase in escrowed funds	348	269
Proceeds from long-term advances	8,719	865
Repayments of long-term advances	(5,100)	(5,000)
Net cash provided by financing activities	18,903	18,685
Net (decrease) increase in cash and cash equivalents	(6,966)	528

Cash and cash equivalents, beginning of period	22,334	21,806

Cash and cash equivalents, end of period	$15,368	$22,334

Supplemental disclosures of cash flow information
Cash paid for
Interest	$4,561	$3,782
Income taxes	$1,066	$36
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$1,161
Investment securities transferred from held to maturity to available for sale	$12,619	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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

3. Investment Securities

The Company classifies its investment securities into one of three portfolios: held to maturity, available for sale or trading. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt securities not classified as either trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“AOCI”) component of stockholders’ equity. Equity securities, with certain exceptions, are measured at fair value with changes in fair value recognized in net income.

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

September 30, 2018 and 2017

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

September 30, 2018 and 2017

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2018 and 2017.

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

September 30, 2018 and 2017

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

The Company recorded additional tax expense for the year ended September 30, 2018 due to higher income from operations and the write-down of its net deferred tax asset due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which lowered the Company’s federal income tax rate from 34% to 21%. The Company recognized additional tax expense in its tax provision for the year ended September 30, 2018 related to adjustment of our net deferred tax asset to reflect the new corporate tax rate. See Note L, “Income Taxes” for information on the Company’s income tax expense and deferred tax asset for the years ended September 30, 2018 and 2017.

At September 30, 2018 and 2017, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the years ended September 30, 2018 and 2017. The tax years subject to examination by the taxing authorities are the years ended September 30, 2013 and forward.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

10. Advertising Costs

The Company expenses advertising costs as incurred.

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

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations. All stock options were anti-dilutive at September 30, 2018 and 2017.

	For the Years Ended September 30,
	2018			2017
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic EPS
Net income available to common shareholders	$2,030	5,820,746	$0.35	$1,423	5,820,746	$0.24
Effect of dilutive securities
Options and grants	—	—	—	—	—	—
Diluted EPS
Net income available to common shareholders plus assumed conversion	$2,030	5,820,746	$0.35	$1,423	5,820,746	$0.24

12. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the years ended September 30, 2018 and 2017 were as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

	September 30,
	2018			2017
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding (losses) gains arising
during period on:
Available-for-sale investments	$(586)	$161	$(425)	$(218)	$79	$(139)
Less reclassification adjustment for:
Net unrealized gains on securities
reclassified available-for-sale	104	(32)	72	—	—	—
Net gains realized on securities
available-for-sale(a) (b)	(107)	33	(74)	—	—	—
Defined benefit pension plan	202	(57)	145	490	(196)	294
Other comprehensive income (loss), net	$(387)	$105	$(282)	$272	$(117)	$155

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations

The components of accumulated other comprehensive loss at September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017
	(In thousands)

Available-for-sale investments	$(544)	$(106)
Defined benefit pension plan	(930)	(898)
Total accumulated other comprehensive loss	$(1,474)	$(1,004)

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Company. As such, discrete financial information is not available and segment reporting would not be meaningful.

16. New Accounting Pronouncements

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. In addition, the amendments in this ASU require an entity to disclose the fair value of its financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company has updated the fair value disclosure on Note R “Fair Value Disclosures” in this report to reflect adoption of this standard, to include using the exit price notion in the fair value disclosure of financial instruments. The Company`s adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

The Company adopted the provisions of ASU 2018-02 effective September 30, 2018 and elected to record a reclassification adjustment of $188,000 from AOCI to retained earnings in the consolidated statements of stockholders’ equity for stranded tax effects resulting from enactment of the Tax Act.

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

There was no activity for the Company’s stock option plan for the year ended September 30, 2018.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2017 and 2018.

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value

Balance at September 30, 2016	188,276	$14.61	0.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(188,276)	14.61
Balance at September 30, 2017	—	$—	$—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance at September 30, 2018	—	$—	$—	$—

Exercisable at September 30, 2018	—	$—	$—	$—

There were no grants, vested shares or forfeitures of non-vested restricted stock awards as of or during the twelve months ended September 30, 2018 and 2017.

There were no stock option and stock award expenses included with compensation expense for the years ended September 30, 2018 and 2017.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime Rate (4.50% at January 1, 2018) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans”. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $157,000 and $154,000 for years ended September 30, 2018 and 2017, respectively.

The following table presents the components of the ESOP shares as of September 30, 2018:

Unreleased shares at September 30, 2017	52,092
Shares released for allocation during the year ended September 30, 2018	(12,445)
Unreleased shares at September 30, 2018	39,647
Total released shares	178,216

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2018 was approximately $482,000.

NOTE D - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,463	$40	$(8)	$1,495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,262	13	(662)	18,613
Debt securities	2,500	—	(139)	2,361
Total securities available for sale	$23,225	$53	$(809)	$22,469

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$568	$—	$(93)	$475
Mortgage-backed securities - commercial	904	—	(9)	895
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	26,316	4	(867)	25,453
Debt securities	2,464	—	(142)	2,322
Private label mortgage-backed securities - residential	393	1	—	394
Corporate securities	3,000	—	(388)	2,612
Total securities held to maturity	$33,645	$5	$(1,499)	$32,151

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

	At September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,442	$9	$(125)	$9,326
Debt securities	2,500	—	(51)	2,449
Private label mortgage-backed securities-residential	40	—	—	40
Total securities available-for-sale	$11,982	$9	$(176)	$11,815

	At September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,466	$123	$(96)	$3,493
Mortgage-backed securities - commercial	968	—	(10)	958
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,016	349	(251)	39,114
Debt securities	4,461	—	(24)	4,437
Private label mortgage-backed securities - residential	457	—	(2)	455
Corporate securities	3,000	—	(216)	2,784
Total securities held-to-maturity	$51,368	$472	$(599)	$51,241

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and fair value of the Company’s securities available-for-sale at September 30, 2018 are summarized in the following table:

	September 30, 2018
	(In thousands)
	Amortized	Fair
	Cost	Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,500	1,411
Due after 5 but within 10 years	1,000	950
Due after 10 years	—	—
Total debt securities	2,500	2,361

Mortgage-backed securities:
Residential(1)	20,725	20,108
Commercial	—	—
Total	$23,225	$22,469

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $1.5 million and a fair value of $1.5 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $19.3 million and a fair value of $18.6 million. There were no residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

The maturities of the debt securities and the mortgage-backed securities held to maturity at September 30, 2018 are summarized in the following table:

	September 30, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,499	1,446
Due after 5 but within 10 years	3,000	2,612
Due after 10 years	965	876
Total debt securities	5,464	4,934

Mortgage backed securities:
Residential(1)	27,277	26,322
Commercial(2)	904	895
Total	$33,645	$32,151

(1)	Held-to-maturity mortgage-backed securities – residential include an amortized cost of $568,000 and a fair value of $475,000 for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $26.3 million and a fair value of $25.5 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $393,000 and a fair value of $394,000.

(2)	Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $904,000 and a fair value of $895,000 for obligations of U.S. government agencies issued by the Small Business Administration.

There were no sales of securities from the available-for-sale portfolios during the year ended September 30, 2018 and 2017.

There were $3.4 million sales of securities from the held-to-maturity portfolios during the year ended September 30, 2018 and there were no sales from the held-to-maturity portfolios during the year ended September 30, 2017. In accordance with ASC 320 “Investments- Debt and Equity Securities”, sales from the held to maturity portfolio occurred after the Company had already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due to prepayments on the debt security. The net gain on sales of held-to-maturity securities totaled $107,000 for the year ended September 30, 2018.

As of September 30, 2018 and 2017, securities having an estimated fair value of approximately $25.0 million and $21.8 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2018 and 2017 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

		September 30, 2018
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$532	$(8)	$475	$(93)	$1,007	$(101)
Mortgage-backed securities - commercial	1	—	—	895	(9)	895	(9)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	34	11,336	(312)	30,605	(1,217)	41,941	(1,529)
Debt securities	4	—	—	4,683	(281)	4,683	(281)
Private label mortgage-backed securities residential	1	—	—	104	—	104	—
Corporate securities	1	—	—	2,612	(388)	2,612	(388)
Total	44	$11,868	$(320)	$39,374	$(1,988)	$51,242	$(2,308)

		September 30, 2017
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities- residential	2	$—	$—	$605	$(96)	$605	$(96)
Mortgage-backed securities - commercial	1	958	(10)	—	—	958	(10)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities- residential	20	6,582	(92)	21,713	(284)	28,295	(376)
Debt securities	5	4,890	(71)	1,996	(4)	6,886	(75)
Private label mortgage-backed securities- residential	2	—	—	193	(2)	193	(2)
Corporate securities	1	—	—	2,784	(216)	2,784	(216)
Total	31	$12,430	$(173)	$27,291	$(602)	$39,721	$(775)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2018 and 2017.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

	September 30,	September 30,
	2018	2017
	(In thousands)

One-to four-family residential	$185,287	$178,336
Commercial real estate	219,347	207,118
Construction	30,412	22,622
Home equity lines of credit	17,982	18,536
Commercial business	53,320	41,113
Other	6,150	6,266
Total loans receivable	512,498	473,991
Net deferred loan costs	132	177
Allowance for loan losses	(4,200)	(3,475)

Total loans receivable, net	$508,430	$470,693

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $2.8 million and $2.9 million at September 30, 2018 and 2017, respectively. There were $137,000 in new advances on existing lines of credit during the year ended September 30, 2018 and there were no principal additions during the year ended September 30, 2017. Total principal repayments were approximately $231,000 and $305,000 for the year ended September 30, 2018 and 2017, respectively.

At September 30, 2018 and 2017, the Company was servicing loans for others amounting to approximately $41.4 million and $38.7 million, respectively. The Company held mortgage servicing rights in the amount of $45,000 and $69,000 at September 30, 2018 and 2017, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $78,000 and $97,000 at September 30, 2018 and 2017, respectively.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The commercial loan segment is further disaggregated into three classes: loans secured by multifamily structures, owner-occupied commercial structures, and non-owner occupied nonresidential properties.  The construction loan segment consists primarily of developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan.  The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

September 30, 2018 and 2017

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2018	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,132	$1,132	$1,132
Commercial real estate	—	—	3,961	3,961	3,961
Home equity lines of credit	—	—	58	58	58
Commercial business	—	—	710	710	801
Total impaired loans	$—	$—	$5,861	$5,861	$5,952

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2017	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$3,124	$3,124	$3,436
Commercial real estate	—	—	4,088	4,088	4,110
Commercial business	—	—	243	243	243
Total impaired loans	$—	$—	$7,455	$7,455	$7,789

The average recorded investment in impaired loans was $6.1 million and $8.6 million for the years ended September 30, 2018 and 2017, respectively. The Company’s impaired loans include $1.2 million in delinquent loans and $4.7 million in performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. During the years ended September 30, 2018 and 2017, interest income of $238,000 and $253,000, respectively, was recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2018
One-to four-family residential	$185,118	$—	$169	$—	$185,287
Commercial real estate	217,935	753	659	—	219,347
Construction	30,412	—	—	—	30,412
Home equity lines of credit	17,924	—	58	—	17,982
Commercial business	52,845	—	475	—	53,320
Other	6,150	—	—	—	6,150
Total	$510,384	$753	$1,361	$—	$512,498

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2017
One-to four-family residential	$176,285	$127	$1,924	$—	$178,336
Commercial real estate	204,435	—	2,683	—	207,118
Construction	20,194	—	2,428	—	22,622
Home equity lines of credit	18,536	—	—	—	18,536
Commercial business	40,820	293	—	—	41,113
Other	6,266	—	—	—	6,266
Total	$466,536	$420	$7,035	$—	$473,991

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2018
One-to four-family residential	$185,132	$17	$—	$138	$155	$138	$185,287
Commercial real estate	218,892	—	—	455	455	455	219,347
Construction	30,412	—	—	—	—	—	30,412
Home equity lines of credit	17,892	—	—	90	90	90	17,982
Commercial business	52,845	252	—	223	475	223	53,320
Other	6,150	—	—	—	—	—	6,150
Total	$511,323	$269	$—	$906	$1,175	$906	$512,498

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2017
One-to four-family residential	$176,546	$—	$127	$1,663	$1,790	$1,663	$178,336
Commercial real estate	206,218	418	—	482	900	482	207,118
Construction	22,622	—	—	—	—	—	22,622
Home equity lines of credit	18,344	—	192	—	192	—	18,536
Commercial business	40,420	400	80	213	693	213	41,113
Other	6,266	—	—	—	—	—	6,266
Total	$470,416	$818	$399	$2,358	$3,575	$2,358	$473,991

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

The amount of interest income not recognized on non-accrual loans was approximately $40,000 and $106,000 for the years ended September 30, 2018 and 2017, respectively. At September 30, 2018 and September 30, 2017, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2018 and 2017:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Charge-offs	(213)	—	—	—	(170)	(3)	—	(386)
Recoveries	87	23	3	—	1	—	—	114
Provision	226	240	—	52	364	22	93	997
Balance-September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2016	$542	$1,075	$361	$71	$976	$9	$22	$3,056
Charge-offs	(295)	(23)	—	—	(672)	—	—	(990)
Recoveries	36	—	12	14	4	—	—	66
Provision	304	225	117	(28)	648	(3)	80	1,343
Balance-September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018 and September 30, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	687	1,540	493	109	1,151	25	195	4,200

Loans receivable:
Balance - September 30, 2018	$185,287	$219,347	$30,412	$17,982	$53,320	$6,150	$—	$512,498
Individually evaluated
for impairment	1,132	3,961	—	58	710	—	—	5,861
Collectively evaluated
for impairment	184,155	215,386	30,412	17,924	52,610	6,150	—	506,637

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	587	1,277	490	57	956	6	102	3,475

Loans receivable:
Balance - September 30, 2017	$178,336	$207,118	$22,622	$18,536	$41,113	$6,266	$—	$473,991
Individually evaluated
for impairment	3,124	4,088	—	—	243	—	—	7,455
Collectively evaluated
for impairment	175,212	203,030	22,622	18,536	40,870	6,266	—	466,536

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was one TDR during the year ended September 30, 2017, and there were no TDRs during the year ended September 30, 2018. The following table summarizes the TDRs during the year ended September 30, 2017:

	Year Ended September 30, 2017
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$182	$182

Total	1	$182	$182

The Company held no interest-only mortgage loans at September 30, 2018 and held interest-only loans with principal balances of $6.1 million at September 30, 2017. The average interest-only term on these loans was 10 years at which time the loans reset to fully amortize over 20 years, on average.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings was $172.4 million and $177.6 million as of September 30, 2018 and 2017, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2018	2017
	(In thousands)

Loans	$2,026	$1,767
Investment securities	59	57
Mortgage-backed securities	96	105

Total accrued interest receivable	$2,181	$1,929

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2018	2017
		(Dollars in thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	22,514	22,453
Furniture, fixtures and equipment	5-10 years	3,288	3,065
		29,613	29,329
Less accumulated depreciation		(12,623)	(11,762)
Premises and equipment, net		$16,990	$17,567

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

For the years ended September 30, 2018 and 2017, depreciation expense included in occupancy expense amounted to approximately $861,000 and $816,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2018, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $9.3 million and $0 of land, building, furniture, fixtures and equipment, net of depreciation, respectively. At September 30, 2017, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million, $9.7 million, and $0 of land, building, and furniture, fixtures and equipment, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $8.6 million of real estate owned properties at September 30, 2018 and $11.1 million at September 30, 2017. The Company incurred write-downs totaling $418,000 and $218,000 on these properties for the years ended September 30, 2018 and 2017; these amounts were carried as valuation allowances at September 30, 2018 and 2017, respectively. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2018	2017
	(In thousands)

Demand accounts	$104,745	$98,728
Savings accounts	81,373	107,362
NOW accounts	46,336	43,556
Money market accounts	167,340	137,527
Certificate of deposit	112,014	108,740
Retirement accounts	18,329	19,288
Total deposits	$530,137	$515,201

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a minimum denomination of $250,000 was approximately $266.6 million at September 30, 2018 compared with $227.2 million at September 30, 2017. The aggregate amount of certificate deposits, including individual retirement accounts with balance of $250,000 or more was $35.6 million at September 30, 2018 compared with $31.5 million at September 30, 2017.

At September 30, 2018, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2019	$65,984
2020	39,334
2021	13,979
2022	3,381
2023 and after	7,665
Total	$130,343

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (“FHLBNY”) advances at September 30, 2018 and September 30, 2017 totaled approximately $35.5 million and $31.9 million, respectively. The weighted average interest rate on advances outstanding at September 30, 2018 and 2017 were 2.09% and 2.00%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential and commercial real estate mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2018 mature as follows (in thousands):

Year Ending September 30,
2019	$8,940
2020	10,294
2021	2,500
2022	7,731
2023	3,650
Thereafter	2,409
Total	$35,524

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2018 and 2017, the Company had available credit from the FHLBNY totaling $78.7 million and $92.6 million, respectively. Information concerning short-term borrowings with the FHLBNY is summarized as follows:

	September 30,
	2018	2017
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$3,418	$966
Maximum month-end balance during the year	$25,175	$11,150
Average interest rate during the year	2.16%	1.00%

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company did not have repurchase agreements outstanding at September 30, 2018 and September 30, 2017.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2018 were $8.7 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2017 were $4.7 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2018 and 2017, the Company was servicing such sold loans in the amount of $8.5 million and $10.1 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in mortgage servicing rights during the years ended September 30, 2018 and 2017 are summarized as follows:

	September 30,
	2018	2017
	(In thousands)
Beginning balance	$69	$97
Origination of mortgage servicing rights	—	—
Amortization	(24)	(28)
Ending balance	$45	$69

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the Consolidated Balance Sheets.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2018 and 2017, the Company was servicing SBA loans sold in the amount of $26.5 million and $22.4 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2018 and 2017:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

	September 30,
	2018	2017
	(In thousands)

Income tax expense at the statutory federal tax rate of
24% for the year ended September 30, 2018 and
34% for the year ended September 30, 2017	$839	$822
State tax expense	240	141
Reduction of deferred tax asset from tax legislation	410	—
Other	(18)	31
Income tax expense	$1,471	$994

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2018 and 2017 is as follows:

	September 30,
	2018	2017
	(In thousands)

Income tax expense at statutory rate	$839	$822
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	244	141
Tax-exempt income, net	(70)	(95)
Nondeductible expenses	32	4
Employee stock ownership plan	5	7
Increase (decrease) in valuation allowance	—	115
Increase due to change in tax law	410	—
Other, net	11	—
Total income tax expense	$1,471	$994

The major sources of temporary differences and their deferred tax effect at September 30, 2018 and 2017 are as follows:

	September 30,
	2018	2017
	(In thousands)

Allowance for loan losses	$1,181	$1,388
Deferred loan fees	—	1
Net operating losses	—	431
Alternative minimum tax credit	—	311
Unrealized loss, minimum pension liability	363	597
Net unrealized loss, investment securities available-for-sale	213	61
OREO	410	382
Straight line rent	125	177
Gross deferred tax asset	2,292	3,348

Depreciation	(964)	(1,370)
Discount accretion on investments	(87)	(119)
Employee benefits	(66)	(39)
Deferred loan fees	(19)	—
Mortgage servicing rights	(13)	(28)
Gross deferred tax liability	(1,149)	(1,556)

Net deferred tax asset, included in other assets	$1,143	$1,792

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

There were no valuation allowances for the year ended September 30, 2018 and 2017. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for the year ended September 30, 2018. The Company expensed $410,000 due to the impact of the lower corporate tax rates on the deferred tax assets and liabilities.

NOTE M - PENSION PLAN

The Company had a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees. On January 26, 2006, the Plan was frozen and amended to eliminate future benefit accruals after February 15, 2006.

Plan assets are invested in six diversified investment funds of the Pentegra Retirement Trust (the “Trust”), a no load series open-ended mutual fund. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines. The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range). Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2018 and September 30, 2017.

	September 30,
	2018	2017
	(In thousands)

Actuarial present value of benefit obligations	$4,390	$4,550

Change in benefit obligations
Projected benefit obligation, beginning	$4,550	$4,779
Interest cost	178	175
Actuarial (gain) loss	(149)	(214)
Annuity payments and lump sum distributions	(189)	(190)

Projected benefit obligation, end	$4,390	$4,550

Change in plan assets
Fair value of assets, beginning	$3,237	$2,951
Actual return on plan assets	155	312
Employer contributions	200	164
Annuity payments and lump sum distributions	(189)	(190)

Fair value of assets, end	$3,403	$3,237

Funded status included with other liabilities	$(987)	$(1,313)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Net pension cost for the years ended September 30, 2018 and 2017 included the following components:

	September 30,
	2018	2017
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	178	175
Expected return on plan assets	(222)	(202)
Amortization of unrecognized net loss	119	166
Net pension cost	$75	$139

For the year ended September 30, 2018 and 2017, the weighted average discount rate used in determining the actuarial net periodic pension cost was 4.00% and 3.75%, respectively. For the year ended September 30, 2018 and 2017, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.25% and 4.00%, respectively.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges for the year ended September 30, 2018. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rate of return on assets was 7.00% for both 2018 and 2017.

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2018 and 2017, by asset category are as follows:

	September 30,
	2018	2017

Equity securities	64%	68%
Debt securities (bond mutual funds)	36%	32%
Other (money market fund)	0%	0%
Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2019, the Company expects to contribute $67,299 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

October 1, 2018 through September 30, 2019	$207
October 1, 2019 through September 30, 2020	210
October 1, 2020 through September 30, 2021	211
October 1, 2021 through September 30, 2022	211
October 1, 2022 through September 30, 2023	215
October 1, 2023 through September 30, 2028	1,247
Total	$2,301

Included in the funded status of the Plan at September 30, 2018 and 2017, are actuarial losses of $1,292,000 and $1,494,000, respectively. These amounts are included, net of related income tax effects of $363,000 and $597,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2019, approximately $105,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

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
	(In thousands)
At September 30, 2018
Investment Type
Mutual Funds- Equity
Large-Cap Value	$468	$468	$—	$—
Large-Cap Core	480	480	—	—
Mid-Cap Core	198	198	—	—
Small-Cap Core	201	201	—	—
Non-U.S. Core	815	815	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,241	1,241	—	—
Cash Equivalents
Money Market	—	—	—	—
Total Investment	$3,403	$3,403	$—	$—

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2018 and 2017, the Life Insurance Contracts had cash surrender values of approximately $11,843,000 and $11,550,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $163,000 and $145,000 to the plan for the years ended September 30, 2018 and 2017, respectively, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Operations.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE P - COMMITMENTS

1.	Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years indicated (in thousands):

September 30, 2019	$696
September 30, 2020	700
September 30, 2021	705
September 30, 2022	595
September 30, 2023	602
Thereafter	2,130
Total	$5,428

Total rental expense, included in occupancy expense, was approximately $803,000 and $732,000 for the years ended September 30, 2018 and 2017, respectively.

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

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2018 and 2017, the Company did not hold any interest rate floors or collars.

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

At September 30, 2018 and 2017, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

	September 30,
	2018	2017
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,939	$633
Unused lines of credit	54,127	64,220
Fixed rate loan commitments	4,397	2,429
Variable rate loan commitments	12,523	3,952
Total	$72,986	$71,234

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2018 and 2017:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,495	$—	$1,495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	18,613	—	18,613	—
Debt securities	2,361	—	2,361	—
Total securities available for sale	$22,469	$—	$22,469	$—

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$9,326	$—	$9,326	$—
Debt securities	2,449	—	2,449	—
Private label mortgage-backed securities-residential	40	—	40	—
Total securities available for sale	$11,815	$—	$11,815	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2018 and 2017.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $418,000 were made to seven properties held as other real estate owned during the year ended September 30, 2018. The properties were written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2018 and 2017:

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$464	$—	$—	$464
Other real estate owned	8,586	—	—	8,586
Total	$9,050	$—	$—	$9,050

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$909	$—	$—	$909
Other real estate owned	11,056	—	—	11,056
Total	$11,965	$—	$—	$11,965

Impaired loans reported for the period ended September 30, 2018 consisted of two loans with aggregate loan balances of $351,000 reduced by $90,000 in cumulative charge-offs. There were no specific loss reserves at September 30, 2018.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2018	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 464	Appraisal of collateral (1)	Appraisal adjustments (2)	-10.2% to -32.0% (-21.3%)
Other real estate owned	$ 8,586	Appraisal of collateral (1)	Liquidation expenses (2)	-5.6% to -48.5% (-15.4%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2017	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 909	Appraisal of collateral (1)	Appraisal adjustments (2)	-7.9% to -35.2% (-22.3%)
Other real estate owned	$ 11,056	Appraisal of collateral (1)	Liquidation expenses (2)	-8.0% to -55.4% (-25.0%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Federal Home Loan Bank Stock: FHLB stock is carried at cost. The carrying value approximates fair value based upon the redemption price provision of FHLB stock.

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

September 30, 2018 and 2017

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2018 and September 30, 2017. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLB stock, bank owned life insurance, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2018
Financial instruments - assets
Investment securities held-to-maturity	$33,645	$32,151	$—	$32,151	$—
Loans	508,430	505,479	—	—	505,479
Financial instruments - liabilities
Certificates of deposit	130,343	130,813	—	130,813	—
Borrowings	35,524	34,863	—	34,863	—

September 30, 2017
Financial instruments - assets
Investment securities held-to-maturity	$51,368	$51,241	$—	$51,241	$—
Loans	470,693	473,538	—	—	473,538
Financial instruments - liabilities
Certificates of deposit	128,028	128,750	—	128,750	—
Borrowings	31,905	31,865	—	31,865	—

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

The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to the Bank. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2017, with certain requirements to be phased in beginning in 2018. The rule includes a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements. The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Company and the Bank on January 1, 2015.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

The amended rules also established a “capital conservation buffer” of 2.5% beginning in January 2016 (phased in over four years at 0.625% per year) above the new regulatory minimum capital ratios, and would result in the following phased-in minimum ratios when fully implemented: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement phased in at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of September 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

							To be well-
							capitalized under
			Required for capital				prompt corrective
	At September 30, 2018		adequacy purposes effective				action provisions
	Company	Bank	September 30, 2018		January 1, 2019		Bank
Tier 1 leverage ratio	8.55%	8.61%	≥ 4.00%		≥ 4.00%		≥ 5.00%
CET1	11.44%	11.53%	≥ 6.375%	(1)	≥ 7.00%	(2)	≥ 6.50%
Tier 1 risk-based capital ratio	11.44%	11.53%	≥ 7.875%	(1)	≥ 8.50%	(2)	≥ 8.00%
Total risk-based capital ratio	12.35%	12.44%	≥ 9.875%	(1)	≥ 10.50%	(2)	≥ 10.00%

(1) Includes 1.875% capital conservation buffer

(2) Includes 2.50% capital conservation buffer

							To be well-
							capitalized under
			Required for capital				prompt corrective
	At September 30, 2017		adequacy purposes effective				action provisions
	Company	Bank	September 30, 2017		January 1, 2019		Bank
Tier 1 leverage ratio	8.45%	8.41%	≥ 4.00%		≥ 4.00%		≥ 5.00%
CET1	11.80%	11.75%	≥ 5.75%	(3)	≥ 7.00%	(4)	≥ 6.50%
Tier 1 risk-based capital ratio	11.80%	11.75%	≥ 7.25%	(3)	≥ 8.50%	(4)	≥ 8.00%
Total risk-based capital ratio	12.62%	12.57%	≥ 9.25%	(3)	≥ 10.50%	(4)	≥ 10.00%

(3) Includes 1.25% capital conservation buffer

(4) Includes 2.50% capital conservation buffer

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 8, 2018, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) decided to dismiss Baker Tilly Virchow Krause LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm effective May 11, 2018.

The audit reports of Baker Tilly on the Company’s consolidated financial statements as of and for the years ended September 30, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended September 30, 2017 and 2016 and through May 11, 2018, there were (1) no disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to the satisfaction of Baker Tilly, would have caused them to make reference to such disagreements in its report on the Company’s financial statements for such periods, and (2) no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Audit Committee appointed RSM US LLP (“RSM”) to serve as the Company’s independent registered public accounting firm effective May 11, 2018. During the two most recent fiscal years and through May 11, 2018, the Company did not consult with RSM regarding any matters or events set forth in Item 304(a)(2)(i) or (ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2018, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal IV - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.15	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance***
10.16	2006 Equity Incentive Plan****
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
_____________________________
*	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Incorporated by reference to the Plan filed as an attachment to the Company’s proxy statement dated January 8, 2007, filed with the Securities and Exchange Commission on January 8, 2007.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 20, 2018	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 20, 2018
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 20, 2018
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 20, 2018
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 20, 2018
Andrew Hodulik

/s/ Martin A. Lukacs	Director	December 20, 2018
Martin A. Lukacs, D.M.D.

/s/ Joseph A. Yelencsics	Director	December 20, 2018
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 20, 2018
Edward C. Stokes, III