Form 10-Q
period 2018-12-31
Magyar Bancorp, Inc.
filed 2019-02-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

Commission File Number 000-51726

Magyar Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	0890
(Address of Principal Executive Office)	(Zip Code)

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

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2019
Common Stock, $0.01 Par Value	5,820,746

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2018	2018
Assets	(Unaudited)

Cash	$1,040	$674
Interest earning deposits with banks	32,253	14,694
Total cash and cash equivalents	33,293	15,368

Investment securities - available for sale, at fair value	22,355	22,469
Investment securities - held to maturity, at amortized cost (fair value of
$33,467 and $32,151 at December 31, 2018 and September 30, 2018, respectively)	34,553	33,645
Federal Home Loan Bank of New York stock, at cost	2,127	2,164
Loans receivable, net of allowance for loan losses of $4,402 and $4,200
at December 31, 2018 and September 30, 2018, respectively	510,161	508,430
Bank owned life insurance	11,917	11,843
Accrued interest receivable	2,080	2,181
Premises and equipment, net	16,777	16,990
Other real estate owned ("OREO")	8,192	8,586
Other assets	2,130	2,292

Total assets	$643,585	$623,968

Liabilities and Stockholders' Equity
Liabilities
Deposits	$549,786	$530,137
Escrowed funds	2,582	2,285
Federal Home Loan Bank of New York advances	34,699	35,524
Accrued interest payable	191	193
Accounts payable and other liabilities	3,995	4,467

Total liabilities	591,253	572,606

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at December 31, 2018 and September 30, 2018	59	59
Additional paid-in capital	26,314	26,310
Treasury stock: 102,996 shares
at December 31, 2018 and September 30, 2018, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(321)	(356)
Retained earnings	28,660	27,975
Accumulated other comprehensive loss	(1,228)	(1,474)

Total stockholders' equity	52,332	51,362

Total liabilities and stockholders' equity	$643,585	$623,968

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months
	Ended December 31,
	2018	2017
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,127	$5,435
Investment securities
Taxable	488	422
Federal Home Loan Bank of New York stock	46	31

Total interest and dividend income	6,661	5,888

Interest expense
Deposits	1,438	894
Borrowings	190	162

Total interest expense	1,628	1,056

Net interest and dividend income	5,033	4,832

Provision for loan losses	201	250

Net interest and dividend income after
provision for loan losses	4,832	4,582

Other income
Service charges	321	258
Income on bank owned life insurance	74	71
Other operating income	31	25
Gains on sales of loans	—	187
Gains on sales of investment securities	—	107

Total other income	426	648

Other expenses
Compensation and employee benefits	2,444	2,358
Occupancy expenses	740	718
Professional fees	291	230
Data processing expenses	153	137
OREO expenses	46	232
FDIC deposit insurance premiums	108	109
Loan servicing expenses	59	80
Insurance expense	53	59
Other expenses	400	414
Total other expenses	4,294	4,337

Income before income tax expense	964	893

Income tax expense	279	564

Net income	$685	$329

Net income per share-basic and diluted	$0.12	$0.06

Weighted average basic and diluted shares outstanding	5,820,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2018	2017
	(Unaudited)
Net income	$685	$329
Other comprehensive income
Unrealized gain on
securities available for sale	343	33
Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	—	104
Net gains realized on securities
available for sale	—	(107)
Other comprehensive income, before tax	343	30
Deferred income tax effect	(97)	(11)
Total other comprehensive income	246	19
Total comprehensive income	$931	$348

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2018 and 2017

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2018	5,820,746	$59	$26,310	$(1,152)	$(356)	$27,975	$(1,474)	$51,362
Net income	—	—	—	—	—	685	—	685
Other comprehensive income	—	—	—	—	—	—	246	246
ESOP shares allocated	—	—	4	—	35	—	—	39
Balance, December 31, 2018	5,820,746	$59	$26,314	$(1,152)	$(321)	$28,660	$(1,228)	$52,332

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457
Net income	—	—	—	—	—	329	—	329
Other comprehensive income	—	—	—	—	—	—	19	19
ESOP shares allocated	—	—	6	—	33	—	—	39
Balance, December 31, 2017	5,820,746	$59	$26,295	$(1,152)	$(459)	$26,086	$(985)	$49,844

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2018	2017
	(Unaudited)
Operating activities
Net income	$685	$329
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	250	209
Premium amortization on investment securities, net	29	46
Provision for loan losses	201	250
Provision for loss on other real estate owned	—	157
Originations of SBA loans held for sale	—	(4,106)
Proceeds from the sales of SBA loans	—	4,293
Gains on sale of loans receivable	—	(187)
Gains on sales of investment securities	—	(107)
Gains on the sales of other real estate owned	(4)	(6)
ESOP compensation expense	39	39
Deferred income tax (benefit) expense	(26)	107
Decrease (increase) in accrued interest receivable	101	(98)
Increase in surrender value of bank owned life insurance	(74)	(71)
Decrease in other assets	92	300
(Decrease) increase in accrued interest payable	(2)	30
(Decrease) increase in accounts payable and other liabilities	(472)	908
Net cash provided by operating activities	819	2,093

Investing activities
Net increase in loans receivable	(6,318)	(8,958)
Proceeds from the sale of loans receivable	4,386	1,200
Purchases of investment securities held to maturity	(1,645)	—
Sales of investment securities held to maturity	—	3,408
Principal repayments on investment securities held to maturity	721	912
Principal repayments on investment securities available for sale	444	1,373
Purchases of premises and equipment	(37)	(99)
Investment in other real estate owned	(11)	(167)
Proceeds from other real estate owned	408	327
Redemptions of Federal Home Loan Bank stock	37	—
Net cash used by investing activities	(2,015)	(2,004)

Financing activities
Net increase (decrease) in deposits	19,649	(7,747)
Net increase in escrowed funds	297	138
Proceeds from long-term advances	1,975	—
Repayments of long-term advances	(2,800)	—
Net cash provided (used) by financing activities	19,121	(7,609)
Net increase (decrease) in cash and cash equivalents	17,925	(7,520)

Cash and cash equivalents, beginning of period	15,368	22,334

Cash and cash equivalents, end of period	$33,293	$14,814

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,629	$1,027
Investment securities transferred from held to maturity to available for sale	$—	$12,619

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

Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The September 30, 2018 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the previous revenue recognition requirements in Topic 605, Revenue Recognition. ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The Company’s main source of revenue is comprised of interest income on interest earning assets and non-interest income. The scope of the guidance explicitly excludes interest income as well as many other revenues for financial assets and liabilities including loans and investment securities.

Under previous U.S. GAAP, when full consideration is not expected and financing is required by the buyer to purchase the property, there were very prescriptive requirements in determining when foreclosed real estate property sold by an institution should be derecognized and a gain or loss be recognized. The new guidance that was applied to these sales is more principles based. For example, as it pertains to the criteria for determining how a contract should be accounted for under the new guidance, judgment will need to be exercised in evaluating if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance. The initial investment requirement for the buyer along with the various methods for profit recognition are no longer applicable.

For deposit-related fees, considering the straightforward nature of the arrangements with the Company’s deposits customers, the Company's recognition and measurement outcomes of deposit-related fees was not significantly different under the new guidance compared to previous U.S. GAAP.

ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which deferred the original effective date for all public business entities to be effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for the Company), including interim reporting periods within that reporting period. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. In addition, the amendments in this ASU require an entity to disclose the fair value of its financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company has updated the fair value disclosure on Note G “Fair Value Disclosures” in this report to reflect adoption of this standard, to include using the exit price notion in the fair value disclosure of financial instruments. The Company`s adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued the ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 was applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. Upon adoption, the ASU allows for the reclassification of debt securities eligible to be hedged under the ASU from held-to-maturity to available-for-sale. The Company adopted ASU 2017-12 during the quarter ended December 31, 2017 and reclassified ten mortgage-backed securities totaling $12.6 million from the held-to-maturity portfolio to the available-for-sale portfolio.

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) ("AOCI") to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. The Company elected to early adopt the ASU as of January 1, 2018 which resulted in a reclassification adjustment of $188,000 from AOCI to retained earnings in the consolidated statements of stockholders’ equity.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2018 and 2017 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months Ended December 31,
	2018			2017
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$685	5,821	$0.12	$329	5,821	$0.06

Effect of dilutive securities
Options and grants	—	—	—	—	—	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$685	5,821	$0.12	$329	5,821	$0.06

There were no outstanding stock awards or options to purchase common stock at December 31, 2018 and 2017.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards the three months ended December 31, 2018 and 2017 nor were there any stock option and stock award expenses included with compensation expense for the three months ended December 31, 2018 and 2017.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2017, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the three months ended December 31, 2018 and 2017, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2018. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at December 31, 2018, of which 81,000 were from repurchases under this program.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. In 2006 the ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (4.50% at January 1, 2018) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At December 31, 2018, shares allocated to participants totaled 178,216. Unallocated ESOP shares held in suspense totaled 39,647 at December 31, 2018 and had a fair market value of $485,676. The Company's contribution expense for the ESOP was $39,000 for the three months ended December 31, 2018 and 2017.

NOTE F – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and the related income tax effects are as follows:

	Three Months Ended December 31,
	2018			2017
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gains arising
during period on:
Available-for-sale investments	$343	$(97)	$246	$33	$(12)	$21
Less reclassification adjustment for:
Net unrealized gains on securities
reclassified available-for-sale	—	—	—	104	(32)	72
Net gains realized on securities
available-for-sale(a) (b)	—	—	—	(107)	33	(74)
Other comprehensive income, net	$343	$(97)	$246	$30	$(11)	$19

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operation
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operation

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

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,481	$—	$1,481	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	18,460	—	18,460	—
Debt securities	2,414	—	2,414	—
Total securities available for sale	$22,355	$—	$22,355	$—

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,495	$—	$1,495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	18,613	—	18,613	—
Debt securities	2,361	—	2,361	—
Total securities available for sale	$22,469	$—	$22,469	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $41,000 and $45,000 at December 31, 2018 and September 30, 2018, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2018 and September 30, 2018.

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$460	$—	$—	$460
Other real estate owned	8,192	—	—	8,192
Total	$8,652	$—	$—	$8,652

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$464	$—	$—	$464
Other real estate owned	8,586	—	—	8,586
Total	$9,050	$—	$—	$9,050

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
December 31, 2018	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 460	Appraisal of collateral (1)	Appraisal adjustments (2)	-10.2% to -33.6% (-22.1%)
Other real estate owned	$ 8,192	Appraisal of collateral (1)	Liquidation expenses (2)	-5.6% to -48.5% (-18.2%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2018	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 464	Appraisal of collateral (1)	Appraisal adjustments (2)	-10.2% to -32.0% (-21.3%)
Other real estate owned	$ 8,586	Appraisal of collateral (1)	Liquidation expenses (2)	-5.6% to -48.5% (-15.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2018 and September 30, 2018. This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2018
Financial instruments - assets
Investment securities held to maturity	$34,553	$33,467	$—	$33,467	$—
Loans	510,161	509,628	—	—	509,628

Financial instruments - liabilities
Certificates of deposit including retirement certificates	126,599	126,997	—	126,997	—
Borrowings	34,699	34,329	—	34,329	—

September 30, 2018
Financial instruments - assets
Investment securities held to maturity	$33,645	$32,151	$—	$32,151	$—
Loans	508,430	505,479	—	—	505,479

Financial instruments - liabilities
Certificates of deposit including retirement certificates	130,343	130,813	—	130,813	—
Borrowings	35,524	34,863	—	34,863	—

There were no transfers between fair value measurement placements for the three months ended December 31, 2018.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2018 and September 30, 2018:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,442	$41	$(2)	$1,481
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	18,826	15	(381)	18,460
Debt securities	2,500	—	(86)	2,414
Total securities available for sale	$22,768	$56	$(469)	$22,355

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,463	$40	$(8)	$1,495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,262	13	(662)	18,613
Debt securities	2,500	—	(139)	2,361
Total securities available for sale	$23,225	$53	$(809)	$22,469

The maturities of the debt securities and mortgage-backed securities available for sale at December 31, 2018 are summarized in the following table:

	December 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,500	2,414
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	2,500	2,414

Mortgage-backed securities:
Residential	20,268	19,941
Commercial	—	—
Total	$22,768	$22,355

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2018 and September 30, 2018:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$490	$—	$(92)	$398
Mortgage-backed securities - commercial	889	—	(9)	880
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	27,332	34	(510)	26,856
Debt securities	2,465	—	(74)	2,391
Private label mortgage-backed securities - residential	377	—	(1)	376
Corporate securities	3,000	—	(434)	2,566
Total securities held to maturity	$34,553	$34	$(1,120)	$33,467

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$568	$—	$(93)	$475
Mortgage-backed securities - commercial	904	—	(9)	895
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	26,316	4	(867)	25,453
Debt securities	2,464	—	(142)	2,322
Private label mortgage-backed securities - residential	393	1	—	394
Corporate securities	3,000	—	(388)	2,612
Total securities held to maturity	$33,645	$5	$(1,499)	$32,151

The maturities of the debt securities and the mortgage backed securities held to maturity at December 31, 2018 are summarized in the following table:

	December 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,499	1,483
Due after 5 but within 10 years	3,966	3,474
Due after 10 years	—	—
Total debt securities	5,465	4,957

Mortgage-backed securities:
Residential	28,199	27,630
Commercial	889	880
Total	$34,553	$33,467

There were no sales of investment securities during the three months ended December 31, 2018.

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2018 and September 30, 2018 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2018
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$525	$(2)	$398	$(92)	$923	$(94)
Mortgage-backed securities - commercial	1	—	—	880	(9)	880	(9)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	31	—	—	39,337	(892)	39,337	(892)
Debt securities	4	—	—	4,805	(160)	4,805	(160)
Private label mortgage-backed securities residential	1	—	—	92	(1)	92	(1)
Corporate securities	1	—	—	2,567	(434)	2,567	(434)
Total	41	$525	$(2)	$48,079	$(1,588)	$48,604	$(1,590)

		September 30, 2018
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$532	$(8)	$475	$(93)	$1,007	$(101)
Mortgage-backed securities - commercial	1	—	—	895	(9)	895	(9)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	34	11,336	(312)	30,605	(1,217)	41,941	(1,529)
Debt securities	4	—	—	4,683	(281)	4,683	(281)
Private label mortgage-backed securities residential	1	—	—	104	—	104	—
Corporate securities	1	—	—	2,612	(388)	2,612	(388)
Total	44	$11,868	$(320)	$39,374	$(1,988)	$51,242	$(2,308)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2018 and September 30, 2018, there were forty-one and forty-four, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2018 and September 30, 2018.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2018	2018
	(In thousands)

One-to four-family residential	$186,328	$185,287
Commercial real estate	223,146	219,347
Construction	31,287	30,412
Home equity lines of credit	18,518	17,982
Commercial business	49,842	53,320
Other	5,317	6,150
Total loans receivable	514,438	512,498
Net deferred loan costs	125	132
Allowance for loan losses	(4,402)	(4,200)

Total loans receivable, net	$510,161	$508,430

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

Management evaluates individual loans in all segments for possible impairment if the loan either is in nonaccrual status, or is risk rated Substandard and is 90 days or more past due.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
December 31, 2018	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,130	$1,130	$1,130
Commercial real estate	—	—	3,935	3,935	3,935
Construction	—	—	2,900	2,900	2,900
Home equity lines of credit	—	—	58	58	58
Commercial business	—	—	708	708	798
Total impaired loans	$—	$—	$8,731	$8,731	$8,821

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2018	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,132	$1,132	$1,132
Commercial real estate	—	—	3,961	3,961	3,961
Home equity lines of credit	—	—	58	58	58
Commercial business	—	—	710	710	801
Total impaired loans	$—	$—	$5,861	$5,861	$5,952

The average recorded investment in impaired loans was $7.3 million and $7.0 million for the three months ended December 31, 2018 and 2017, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. During the three months ended December 31, 2018 and 2017, interest income of $64,000 and $65,000, respectively, was recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

Three Months
Ended December 31, 2018
(In thousands)

One-to four-family residential	$1,131
Commercial real estate	3,948
Construction	1,450
Home equity lines of credit	58
Commercial business	709
Average investment in impaired loans	$7,296

Three Months
Ended December 31, 2017
(In thousands)

One-to four-family residential	$2,841
Commercial real estate	3,881
Commercial business	303
Average investment in impaired loans	$7,025

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
December 31, 2018
One-to four-family residential	$186,152	$—	$176	$—	$186,328
Commercial real estate	221,745	750	651	—	223,146
Construction	28,387	—	2,900	—	31,287
Home equity lines of credit	18,460	—	58	—	18,518
Commercial business	49,367	—	475	—	49,842
Other	5,317	—	—	—	5,317
Total	$509,428	$750	$4,260	$—	$514,438

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2018
One-to four-family residential	$185,118	$—	$169	$—	$185,287
Commercial real estate	217,935	753	659	—	219,347
Construction	30,412	—	—	—	30,412
Home equity lines of credit	17,924	—	58	—	17,982
Commercial business	52,845	—	475	—	53,320
Other	6,150	—	—	—	6,150
Total	$510,384	$753	$1,361	$—	$512,498

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
December 31, 2018
One-to four-family residential	$184,741	$1,411	$—	$176	$1,587	$176	$186,328
Commercial real estate	218,163	3,586	945	452	4,983	452	223,146
Construction	28,387	—	—	2,900	2,900	2,900	31,287
Home equity lines of credit	18,431	29	—	58	87	58	18,518
Commercial business	48,967	384	16	475	875	475	49,842
Other	5,317	—	—	—	—	—	5,317
Total	$504,006	$5,410	$961	$4,061	$10,432	$4,061	$514,438

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2018
One-to four-family residential	$185,132	$17	$—	$138	$155	$138	$185,287
Commercial real estate	218,892	—	—	455	455	455	219,347
Construction	30,412	—	—	—	—	—	30,412
Home equity lines of credit	17,892	—	—	90	90	90	17,982
Commercial business	52,845	252	—	223	475	223	53,320
Other	6,150	—	—	—	—	—	6,150
Total	$511,323	$269	$—	$906	$1,175	$906	$512,498

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

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	—	1
Provision	11	50	181	11	31	(21)	(62)	201
Balance- December 31, 2018	$698	$1,590	$674	$121	$1,182	$4	$133	$4,402

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2017:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Charge-offs	(127)	—	—	—	(170)	—	—	(297)
Recoveries	82	23	3	—	1	—	—	109
Provision	21	(1)	(109)	74	265	(2)	2	250
Balance-December 31, 2017	$563	$1,299	$384	$131	$1,052	$4	$104	$3,537

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2018 and September 30, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - December 31, 2018	$698	$1,590	$674	$121	$1,182	$4	$133	$4,402
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	698	1,590	674	121	1,182	4	133	4,402

Loans receivable:
Balance - December 31, 2018	$186,328	$223,146	$31,287	$18,518	$49,842	$5,317	$—	$514,438
Individually evaluated
for impairment	1,130	3,935	2,900	58	708	—	—	8,731
Collectively evaluated
for impairment	185,198	219,211	28,387	18,460	49,134	5,317	—	505,707

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	687	1,540	493	109	1,151	25	195	4,200

Loans receivable:
Balance - September 30, 2018	$185,287	$219,347	$30,412	$17,982	$53,320	$6,150	$—	$512,498
Individually evaluated
for impairment	1,132	3,961	—	58	710	—	—	5,861
Collectively evaluated
for impairment	184,155	215,386	30,412	17,924	52,610	6,150	—	506,637

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

A Troubled Debt Restructuring (TDR) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no defaults on TDRs for three months ended December 31, 2018 and 2017.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2018	2018
	(In thousands)

Demand accounts	$109,312	$104,745
Savings accounts	76,113	81,373
NOW accounts	46,244	46,336
Money market accounts	191,518	167,340
Certificates of deposit	108,660	112,014
Retirement certificates	17,939	18,329
Total deposits	$549,786	$530,137

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at December 31, 2018 and September 30, 2018.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2018	2017
	(In thousands)

Income tax expense at the statutory federal tax rate of 21% and 24%
for the three months ended December 31, 2018 and 2017, respectively	$179	$214
State tax expense	111	61
Reduction of deferred tax asset from change in federal tax rate	—	306
Other	(11)	(17)
Income tax expense	$279	$564

On December 22, 2017, the Company revised its estimated annual effective rate to reflect a change in the United States federal corporate tax rate from 34% to 21%. The rate change was administratively effective to the beginning of our fiscal year resulting in the use of a statutory rate of 21% for the three months ended December 31, 2018 and a blended rate of 24% for the three months ended December 31, 2017. Included in the income tax expense for the three months ended December 31, 2017 was a $306,000 expense for a reduction in the Company’s net deferred tax assets resulting from the impact of the Tax Cuts and Jobs Act.

NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company occasionally uses derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible.

As of December 31, 2018 and September 30, 2018, the Company did not hold any interest rate floors or collars.

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

	December 31,	September 30,
	2018	2018
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,939	$1,939
Unused lines of credit	60,469	54,127
Fixed rate loan commitments	2,995	4,397
Variable rate loan commitments	6,531	12,523
Total	$71,934	$72,986

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

Comparison of Financial Condition at December 31, 2018 and September 30, 2018

Total assets increased $19.6 million, or 3.1%, to $643.6 million at December 31, 2018 from $624.0 million at September 30, 2018. The increase was primarily attributable to higher interest earning deposits with banks and higher loans receivable, net of allowance for loan loss.

Cash and interest bearing deposits with banks increased $17.9 million, or 116.6%, to $33.3 million at December 31, 2018 from $15.4 million at September 30, 2018 due to net deposit inflows, which increased $19.6 million during the three months ended December 31, 2018.

At December 31, 2018, investment securities totaled $56.9 million, reflecting an increase of $794,000, or 1.4%, from September 30, 2018. The Company purchased one mortgage-backed security issued by a U.S. government-sponsored enterprise for $1.6 million during the three months ended December 31, 2018. The Company received principal repayments from mortgage-backed securities totaling $1.2 million and there were no sales during the period.

Investment securities at December 31, 2018 consisted of $48.7 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.9 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $377,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2018.

Total loans receivable increased $1.9 million during the three months ended December 31, 2018 to $514.4 million and were comprised of $223.2 million (43.4%) in commercial real estate loans, $186.3 million (36.2%) in 1-4 family residential mortgage loans, $49.8 million (9.7%) in commercial business loans, $31.3 million (6.1%) in construction loans, $18.5 million (3.6%) in home equity lines of credit, and $5.3 million (1.0%) in other loans. Expansion of the portfolio during the three months ended December 31, 2018 occurred in commercial real estate loans, which increased $3.8 million, and 1-4 family residential real estate loans (including home equity lines of credit), which increased $1.6 million. Commercial business loans declined $3.5 million during the quarter.

Total non-performing loans increased by $3.2 million to $4.1 million at December 31, 2018 from $906,000 at September 30, 2018. The increase was primarily due to one $2.9 million construction loan that was in the process of foreclosure at December 31, 2018. The Company believes the loan is well collateralized by real estate based on updated appraisals of properties securing the loan. The ratio of non-performing loans to total loans increased to 0.79% at December 31, 2018 from 0.18% at September 30, 2018.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, increased $6,000 to $234,000 at December 31, 2018 from $228,000 at September 30, 2018. Non-performing commercial real estate loans decreased $3,000 to $452,000 at December 31, 2018 from $455,000 at September 30, 2018. Non-performing commercial business loans increased $252,000 to $475,000 during the three months period ended December 31, 2018 from $223,000 at September 30, 2018. Non-performing construction loans increased $2.9 million during the three month period ended December 31, 2018. Year-to-date, there were no charge offs and there were no in recoveries of previously charged-off non-performing loans. These loans were in varying stages of foreclosure at December 31, 2018.

During the three months ended December 31, 2018, the allowance for loan losses increased $202,000 to $4.4 million compared with $4.2 million at September 30, 2018. The increase was attributable to growth in total loans receivable as well as the increase in non-performing loans during the three months ended at December 31, 2018. The allowance for loan losses as a percentage of non-performing loans decreased to 108.4% at December 31, 2018 from 463.6% at September 30, 2018. Our allowance for loan losses as a percentage of total loans was 0.86% at December 31, 2018 compared with 0.82% September 30, 2018.

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

Other real estate owned decreased $394,000, or 4.6%, to $8.2 million at December 31, 2018 from $8.6 million at September 30, 2018. The decrease was due to one sale totaling $400,000. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, leasing properties to offset maintenance costs and selling the properties.

Total deposits increased $19.7 million, or 3.7%, to $549.8 million during the three months ended December 31, 2018. The increase in deposits occurred in money market accounts, which increased $24.2 million, or 14.4%, to $191.5 million and in non-interest checking accounts, which increased $4.6 million, or 4.4%, to $109.3 million. Partially offsetting these increases were savings accounts, which decreased $5.3 million, or 6.5%, to $76.1 million and certificates of deposit (including individual retirement accounts), which decreased $3.7 million, or 2.9%, to $126.6 million. Interest-bearing checking accounts decreased $92,000.

Included in the total deposits were $11.8 million in brokered certificates of deposit at December 31, 2018 and $14.8 million at September 30, 2018. A matured $3.0 million brokered certificate of deposit was repaid with retail deposit inflows during the three months ended December 31, 2018.

Federal Home Loan Bank of New York advances decreased $825,000 to $34.7 million at December 31, 2018 from $35.5 million at September 30, 2018. One long-term advance totaling $2.8 million matured during the quarter and was replaced with a $2.0 million long-term advance and retail deposit inflows.

Stockholders’ equity increased $970,000, or 1.9%, to $52.3 million at December 31, 2018 from $51.4 million at September 30, 2018. The Company’s book value per share increased to $8.99 at December 31, 2018 from $8.82 at September 30, 2018. The increase in stockholders’ equity was attributable to the Company’s results from operations as well as other comprehensive income from lower unrealized losses on its available for sale investment securities.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2018. Through December 31, 2018, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,820,746.

Average Balance Sheet for the Three Months Ended December 31, 2018 and 2017

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2018 and 2017. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the period shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Comparative Average Balance Sheets

 (Dollars In Thousands)

	For the Three Months Ended December 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$33,608	$153	1.80%	$21,961	$71	1.29%
Loans receivable, net	509,057	6,127	4.77%	472,105	5,435	4.57%
Securities
Taxable	56,562	335	2.35%	61,882	351	2.25%
FHLB of NY stock	2,121	46	8.51%	2,002	31	6.12%
Total interest-earning assets	601,348	6,661	4.39%	557,950	5,888	4.19%
Noninterest-earning assets	42,705			45,983
Total assets	$644,053			$603,933

Interest-bearing liabilities:
Savings accounts (1)	$77,596	126	0.65%	$104,818	191	0.72%
NOW accounts (2)	232,919	759	1.29%	181,999	309	0.67%
Time deposits (3)	128,833	553	1.70%	125,112	394	1.25%
Total interest-bearing deposits	439,348	1,438	1.30%	411,929	894	0.86%
Borrowings	34,563	190	2.17%	31,905	162	2.02%
Total interest-bearing liabilities	473,911	1,628	1.36%	443,834	1,056	0.94%
Noninterest-bearing liabilities	118,087			110,317
Total liabilities	591,998			554,151
Retained earnings	52,055			49,782
Total liabilities and retained earnings	$644,053			$603,933

Net interest and dividend income		$5,033			$4,832
Interest rate spread			3.03%			3.25%
Net interest-earning assets	$127,437			$114,116
Net interest margin (4)			3.32%			3.44%
Average interest-earning assets to
average interest-bearing liabilities	126.89%			125.71%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017

Net Income. Net income increased $356,000, or 108.2%, to $685,000 during the three-month period ended December 31, 2018 compared with net income of $329,000 for the three-month period ended December 31, 2017 due to higher net interest and dividend income and lower provisions for loans loss, non-interest expenses, and income tax expense. Offsetting these favorable variances was lower non-interest income.

Net Interest and Dividend Income. Net interest and dividend income increased $201,000, or 4.2%, to $5.0 million for the three months ended December 31, 2018 from $4.8 million for the same period ended December 31, 2017. A $43.3 million increase in average interest earning assets between the two periods more than offset a 12 basis point decline in the Company’s net interest margin to 3.32% for the quarter ended December 31, 2018 compared to 3.44% for the quarter ended December 31, 2017.

The yield on the Company’s interest-earning assets increased 20 basis points to 4.39% for the three months ended December 31, 2018 from 4.19% for the three months ended December 31, 2017 due to higher average balances of loans receivable, net of allowance for loan losses, and higher yields on loans. The cost of interest-bearing liabilities increased 42 basis points to 1.36% for the three months ended December 31, 2018 from 0.94% for the three months ended December 31, 2017 due to higher market interest rates.

Interest and Dividend Income. Interest and dividend income increased $773,000, or 13.1%, to $6.7 million for the three months ended December 30, 2018 from $5.9 million for the three months ended December 31, 2017. The increase was attributable to higher average balances of interest-earning assets, which increased $43.4 million, or 7.8%, and a higher yield on interest-earning assets, which increased 20 basis points to 4.39% for the three months ended December 31, 2018 compared with 4.19% the prior year period.

Interest earned on loans increased $692,000, or 12.7%, to $6.1 million for the three months ended December 31, 2018 compared with $5.4 million the same period prior year due to a $37.0 million increase in the average balance of loans receivable and higher yields on loans receivable, which increased 20 basis points to 4.77% for the three months ended December 31, 2018 from 4.57% for the three months ended December 31, 2017.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $66,000, or 15.6%, to $488,000 at December 31, 2018 from $422,000 at December 31, 2017. The increase was due to a $6.3 million, or 7.8%, increase in the average balance of such securities and deposits to $90.2 million for the three months ended December 31, 2018 from $83.8 million at December 31, 2017. The average yield on investment securities and interest earning deposits increased 15 basis points to 2.15% for the three months ended December 31, 2018 from 2.00% for the three months ended December 31, 2017. The increase in average balance and yield on investment securities and interest earning deposits was primarily due to larger deposit balances held at the Federal Reserve Bank as well as higher yields on those balances.

Interest Expense. Interest expense increased $572,000, or 54.2%, to $1.6 million for the three months ended December 31, 2018 from $1.1 million for the three months ended December 31, 2017. The average balance of interest-bearing liabilities increased $30.1 million, or 6.8%, between the two periods, while the cost of such liabilities increased 42 basis points to 1.36% for the three months ended December 31, 2018 compared with 0.94% the prior year period. Partially contributing to the higher cost of interest-bearing liabilities was a money market deposit promotion from which the Company will fund its loan growth during the year.

The average balance of interest bearing deposits increased $27.4 million to $439.3 million at December 31, 2018 from $411.9 million at December 31, 2017, while the average cost of such deposits increased 44 basis points to 1.30% from 0.86% between the two periods. As a result, interest paid on interest-bearing deposits increased $544,000 to $1.4 million for the three months ended December 31, 2018 from $894,000 for the three months ended December 31, 2017.

Interest paid on advances increased $28,000 to $190,000 for the three months ended December 31, 2018 from $162,000 for the same period prior year, while the average balance of such borrowings increased $2.7 million to $34.6 million at December 31, 2018 from $31.9 million at December 31, 2017. The average cost of advances increased 15 basis points to 2.17% for the three months ended December 31, 2018 from 2.02% for the three months ended December 31, 2017.

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

After an evaluation of these factors, management recorded a provision of $201,000 for the three months ended December 31, 2018 compared to a provision of $250,000 for the three months ended December 31, 2017. The decrease in the provision for loan losses was due in part to the absence of net charge-offs for the three months ended December 31, 2018 compared to net charge-offs of $188,000 for the three months ended December 31, 2017.

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

Other Income. Non-interest income decreased $222,000, or 34.3%, to $426,000 during the three months ended December 31, 2018 compared to $648,000 for the three months ended December 31, 2017. The decrease in non-interest income was attributable to lower gains from the sales of assets. Gains from the sales of loans decreased $187,000 while gains on the sale of investment securities decreased $107,000. Offsetting these declines was a $63,000 increase in service charge income, primarily from loan prepayment penalties received during the current period.

Other Expenses. Non-interest expenses decreased $44,000, or 1.0%, to $4.3 million during the three months ended December 31, 2018 primarily due to lower other real estate owned (“OREO”) expenses, which decreased $186,000 due to lower valuation allowances on properties between the quarterly periods. Partially offsetting this decrease were higher compensation and employee benefit expenses, which increased $86,000, or 3.6%, and higher legal fees related to the collection and foreclosure of non-performing loans, which increased $61,000, or 26.5%.

Income Tax Expense. The Company recorded tax expense of $279,000 on pre-tax income of $964,000 for the three months ended December 31, 2018, compared to $564,000 on pre-tax income of $893,000 for the three months ended December 31, 2017. The lower income tax expense for the current period resulted from the December 22, 2017 Tax Cuts and Jobs Act (the “Act”). The Act lowered the Company’s Federal tax income tax rate from 34% to 21%. Included in the income tax expense for the three months ended December 31, 2017 was a $306,000 expense for a reduction in the Company’s net deferred tax assets resulting from the impact of the Tax Cuts and Jobs Act. The Company’s effective tax rate for the three months ended December 31, 2018 was 29.0%, which reflected the lower 21% Federal income tax rate as well as a newly enacted 2.5% New Jersey State income tax surcharge effective October 1, 2018 for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2018 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2018, the Company had commitments outstanding under letters of credit of $1.9 million, commitments to originate loans of $9.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $60.5 million. There has been no material change during the three months ended December 31, 2018 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2018, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.38%, and total qualifying capital as a percentage of risk-weighted assets was 12.54%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2018. Through December 31, 2018, the Company had repurchased 81,000 shares of its common stock at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and September 30, 2018; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 13, 2019	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 13, 2019	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer