Form 10-Q
period 2019-03-31
Magyar Bancorp, Inc.
filed 2019-05-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at May 1, 2019 was 5,820,746.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 per share	MGYR	The NASDAQ Global Market

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2019	2018
Assets	(Unaudited)

Cash	$1,106	$674
Interest earning deposits with banks	47,064	14,694
Total cash and cash equivalents	48,170	15,368

Investment securities - available for sale, at fair value	24,347	22,469
Investment securities - held to maturity, at amortized cost (fair value of
$33,236 and $32,151 at March 31, 2019 and September 30, 2018, respectively)	33,920	33,645
Federal Home Loan Bank of New York stock, at cost	2,031	2,164
Loans receivable, net of allowance for loan losses of $4,600 and $4,200
at March 31, 2019 and September 30, 2018, respectively	515,380	508,430
Bank owned life insurance	11,990	11,843
Accrued interest receivable	2,237	2,181
Premises and equipment, net	16,586	16,990
Other real estate owned ("OREO")	7,558	8,586
Other assets	2,743	2,292

Total assets	$664,962	$623,968

Liabilities and Stockholders' Equity
Liabilities
Deposits	$571,794	$530,137
Escrowed funds	2,714	2,285
Federal Home Loan Bank of New York advances	32,559	35,524
Accrued interest payable	222	193
Accounts payable and other liabilities	4,347	4,467

Total liabilities	611,636	572,606

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at March 31, 2019 and September 30, 2018	59	59
Additional paid-in capital	26,314	26,310
Treasury stock: 102,996 shares
at March 31, 2019 and September 30, 2018, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(285)	(356)
Retained earnings	29,427	27,975
Accumulated other comprehensive loss	(1,037)	(1,474)

Total stockholders' equity	53,326	51,362

Total liabilities and stockholders' equity	$664,962	$623,968

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,226	$5,408	$12,353	$10,843
Investment securities
Taxable	546	416	1,034	837
Federal Home Loan Bank of New York stock	37	33	82	64

Total interest and dividend income	6,809	5,857	13,469	11,744

Interest expense
Deposits	1,508	871	2,946	1,765
Borrowings	180	165	370	327

Total interest expense	1,688	1,036	3,316	2,092

Net interest and dividend income	5,121	4,821	10,153	9,652

Provision for loan losses	106	257	307	506

Net interest and dividend income after
provision for loan losses	5,015	4,564	9,846	9,146

Other income
Service charges	279	222	600	480
Income on bank owned life insurance	73	74	147	146
Other operating income	30	43	61	67
Gains on sales of loans	151	30	151	216
Gains on sales of investment securities	32	—	32	107

Total other income	565	369	991	1,016

Other expenses
Compensation and employee benefits	2,517	2,443	4,960	4,801
Occupancy expenses	744	755	1,484	1,472
Professional fees	278	255	569	484
Data processing expenses	154	143	307	280
OREO expenses	214	168	261	400
FDIC deposit insurance premiums	109	95	216	205
Loan servicing expenses	47	78	106	158
Insurance expense	49	43	102	101
Other expenses	377	375	776	790
Total other expenses	4,489	4,355	8,781	8,691

Income before income tax expense	1,091	578	2,056	1,471

Income tax expense	324	182	604	746

Net income	$767	$396	$1,452	$725

Net income per share-basic and diluted	$0.13	$0.07	$0.25	$0.12

Weighted average basic and diluted shares outstanding	5,820,746	5,820,746	5,820,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
	(Unaudited)
Net income	$767	$396	$1,452	$725
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	297	(352)	639	(319)
Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	—	—	—	104
Net gains realized on securities
available for sale	(32)	—	(32)	(107)
Other comprehensive income (loss), before tax	265	(352)	607	(322)
Deferred income tax effect	(75)	88	(170)	88
Total other comprehensive income (loss)	190	(264)	437	(234)
Total comprehensive income	$957	$132	$1,889	$491

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Six Months Ended March 31, 2019 and 2018

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2018	5,820,746	$59	$26,310	$(1,152)	$(356)	$27,975	$(1,474)	$51,362
Net income	—	—	—	—	—	685	—	685
Other comprehensive income	—	—	—	—	—	—	246	246
ESOP shares allocated	—	—	4	—	35	—	—	39
Balance, December 31, 2018	5,820,746	$59	$26,314	$(1,152)	$(321)	$28,660	$(1,228)	$52,332
Net income	—	—	—	—	—	767	—	767
Other comprehensive loss	—	—	—	—	—	—	191	191
ESOP shares allocated	—	—	—	—	36	—	—	36
Balance, March 31, 2019	5,820,746	$59	$26,314	$(1,152)	$(285)	$29,427	$(1,037)	$53,326

	Common Stock		Additional		Unearned		Accumulated Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457
Net income	—	—	—	—	—	329	—	329
Other comprehensive income	—	—	—	—	—	—	19	19
ESOP shares allocated	—	—	6	—	33	—	—	39
Balance, December 31, 2017	5,820,746	$59	$26,295	$(1,152)	$(459)	$26,086	$(985)	$49,844
Net income	—	—	—	—	—	396	—	396
Other comprehensive loss	—	—	—	—	—	—	(441)	(441)
Reclassification of the stranded tax
effect related to defferred taxes for:
Defined benefit pension plan*	—	—	—	—	—	177	—	177
Securities available-for-sale*	—	—	—	—	—	11	—	11
ESOP shares allocated	—	—	5	—	35	—	—	40
Balance, March 31, 2018	5,820,746	$59	$26,300	$(1,152)	$(424)	$26,670	$(1,426)	$50,027

(1)	In January 2018, the Company adopted ASU 2018-02, as a result, the Company made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2019	2018
	(Unaudited)
Operating activities
Net income	$1,452	$725
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	468	424
Premium amortization on investment securities, net	56	76
Provision for loan losses	307	506
Provision for loss on other real estate owned	212	273
Originations of SBA loans held for sale	(2,170)	(4,448)
Proceeds from the sales of SBA loans	2,321	4,664
Gains on sale of loans receivable	(151)	(216)
Gains on sales of investment securities	(32)	(107)
Gains on the sales of other real estate owned	(35)	(30)
ESOP compensation expense	75	79
Deferred income tax (benefit) expense	(158)	107
Increase in accrued interest receivable	(56)	(34)
Increase in surrender value of bank owned life insurance	(147)	(146)
Increase in other assets	(463)	(121)
Increase in accrued interest payable	29	12
(Decrease) increase in accounts payable and other liabilities	(120)	481
Net cash provided by operating activities	1,588	2,245

Investing activities
Net increase in loans receivable	(11,643)	(14,217)
Purchases of loans receivable	—	(461)
Proceeds from the sale of loans receivable	4,386	1,200
Purchases of investment securities held to maturity	(1,645)	(3,492)
Purchases of investment securities available for sale	(3,088)	(1,443)
Sales of investment securities held to maturity	—	3,408
Sales of investment securities available for sale	947	—
Principal repayments on investment securities held to maturity	1,338	1,817
Principal repayments on investment securities available for sale	878	1,812
Purchases of premises and equipment	(64)	(205)
Investment in other real estate owned	(11)	(182)
Proceeds from other real estate owned	862	845
Redemptions (purchases) of Federal Home Loan Bank stock	133	(90)
Net cash used by investing activities	(7,907)	(11,008)

Financing activities
Net increase in deposits	41,657	1,553
Net increase in escrowed funds	429	227
Proceeds from long-term advances	3,975	—
(Repayments) proceeds of long-term advances	(6,940)	2,000
Net cash provided by financing activities	39,121	3,780
Net increase (decrease) in cash and cash equivalents	32,802	(4,983)

Cash and cash equivalents, beginning of period	15,368	22,334

Cash and cash equivalents, end of period	$48,170	$17,351

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,286	$2,081
Income taxes	$414	$814
Non-cash investing activities
Investment securities transferred from held to maturity to available for sale	$—	$12,619

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

Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The September 30, 2018 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. In December 2018, regulators issued a final rule related to regulatory capital (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations) which is intended to provide regulatory capital relief for entities transitioning to CECL. The Company does not plan to early adopt this guidance and will adopt this guidance on January 1, 2020.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2019 and 2018 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
	(In thousands except for per share data)

Income applicable to common shares	$767	$396	$1,452	$725
Weighted average number of common shares
outstanding - basic	5,821	5,821	5,821	5,821
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,821	5,821	5,821	5,821

Basic earnings per share	$0.13	$0.07	$0.25	$0.12

Diluted earnings per share	$0.13	$0.07	$0.25	$0.12

There were no outstanding options to purchase common stock at March 31, 2019 and March 31, 2018.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards the three and six months ended March 31, 2019 and 2018 nor were there any stock option and stock award expenses included with compensation expense for the three and six months ended March 31, 2019 and 2018.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2019, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the six months ended March 31, 2019 and 2018, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2019. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at March 31, 2019.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (5.50% at January 1, 2019) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At March 31, 2019, shares allocated to participants totaled 178,216. Unallocated ESOP shares held in suspense totaled 39,647 at March 31, 2019 and had a fair market value of $446,425. The Company's contribution expense for the ESOP was $75,000 and $79,000 for the six months ended March 31, 2019 and 2018, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and the related income tax effects are as follows:

	Three Months Ended March 31,
	2019			2018
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain arising
during period on:

Available-for-sale investments	$297	$(84)	$213	$(352)	$88	$(264)

Less reclassification adjustments for:
Net gains realized on securities
available for sale (a) (b)	(32)	9	(23)	—	—	—

Other comprehensive income, net	$265	$(75)	$190	$(352)	$88	$(264)

	Six Months Ended March 31,
	2019			2018
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain arising
during period on:

Available-for-sale investments	$639	$(179)	$460	$(319)	$87	$(232)

Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	—	—	—	104	(32)	72
Net gains realized on securities
available for sale (a) (b)	(32)	9	(23)	(107)	33	(74)

Other comprehensive income, net	$607	$(170)	$437	$(322)	$88	$(234)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operation.
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operation.

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

	Fair Value at March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,962	$—	$1,962	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,933	—	19,933	—
Debt securities	2,452	—	2,452	—
Total securities available for sale	$24,347	$—	$24,347	$—

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,495	$—	$1,495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	18,613	—	18,613	—
Debt securities	2,361	—	2,361	—
Total securities available for sale	$22,469	$—	$22,469	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (“MSRs”) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $37,000 and $45,000 at March 31, 2019 and September 30, 2018, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2019 and September 30, 2018.

	Fair Value at March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$365	$—	$—	$365
Other real estate owned	7,558	—	—	7,558
Total	$7,923	$—	$—	$7,923

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$464	$—	$—	$464
Other real estate owned	8,586	—	—	8,586
Total	$9,050	$—	$—	$9,050

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
March 31, 2019	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 365	Appraisal of collateral (1)	Appraisal adjustments (2)	-1.4% to -1.4% (-1.4%)
Other real estate owned	$ 7,558	Appraisal of collateral (1)	Liquidation expenses (2)	-7.8% to -48.5% (-18.4%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2018	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 464	Appraisal of collateral (1)	Appraisal adjustments (2)	-10.2% to -32.0% (-21.3%)
Other real estate owned	$ 8,586	Appraisal of collateral (1)	Liquidation expenses (2)	-5.6% to -48.5% (-15.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2019 and September 30, 2018.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2019
Financial instruments - assets
Investment securities held to maturity	$33,920	$33,236	$—	$33,236	$—
Loans	515,380	518,458	—	—	518,458

Financial instruments - liabilities
Certificates of deposit including retirement certificates	120,922	121,519	—	121,519	—
Borrowings	32,559	32,520	—	32,520	—

September 30, 2018
Financial instruments - assets
Investment securities held to maturity	$33,645	$32,151	—	$32,151	$—
Loans	508,430	505,479	—	—	505,479

Financial instruments - liabilities
Certificates of deposit including retirement certificates	130,343	130,813	—	130,813	—
Borrowings	35,524	34,863	—	34,863	—

There were no transfers between fair value measurement placements during the six months ended March 31, 2019.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2019 and September 30, 2018:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,937	$25	$—	$1,962
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	20,059	49	(175)	19,933
Debt securities	2,500	—	(48)	2,452
Total securities available for sale	$24,496	$74	$(223)	$24,347

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,463	$40	$(8)	$1,495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,262	13	(662)	18,613
Debt securities	2,500	—	(139)	2,361
Total securities available for sale	$23,225	$53	$(809)	$22,469

The maturities of the debt securities and mortgage-backed securities available for sale at March 31, 2019 are summarized in the following table:

	March 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,500	2,452
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	2,500	2,452

Mortgage-backed securities:
Residential	21,996	21,895
Commercial	—	—
Total	$24,496	$24,347

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2019 and September 30, 2018:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$478	$—	$(84)	$394
Mortgage-backed securities - commercial	873	—	(9)	864
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	26,730	44	(258)	26,516
Debt securities	2,466	1	(33)	2,434
Private label mortgage-backed securities - residential	373	2	—	375
Corporate securities	3,000	—	(347)	2,653
Total securities held to maturity	$33,920	$47	$(731)	$33,236

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$568	$—	$(93)	$475
Mortgage-backed securities - commercial	904	—	(9)	895
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	26,316	4	(867)	25,453
Debt securities	2,464	—	(142)	2,322
Private label mortgage-backed securities - residential	393	1	—	394
Corporate securities	3,000	—	(388)	2,612
Total securities held to maturity	$33,645	$5	$(1,499)	$32,151

The maturities of the debt securities and the mortgage backed securities held to maturity at March 31, 2019 are summarized in the following table:

	March 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,499	1,500
Due after 5 but within 10 years	3,967	3,587
Due after 10 years	—	—
Total debt securities	5,466	5,087

Mortgage-backed securities:
Residential	27,581	27,285
Commercial	873	864
Total	$33,920	$33,236

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2019 and September 30, 2018 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2019
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$394	$(84)	$394	$(84)
Mortgage-backed securities - commercial	1	—	—	864	(9)	864	(9)
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	29	1,615	(6)	34,663	(427)	36,278	(433)
Debt securities	3	—	—	3,386	(81)	3,386	(81)
Private label mortgage-backed securities residential	1	—	—	91	—	91	—
Corporate securities	1	—	—	2,653	(347)	2,653	(347)
Total	37	$1,615	$(6)	$42,051	$(948)	$43,666	$(954)

		September 30, 2018
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$532	$(8)	$475	$(93)	$1,007	$(101)
Mortgage-backed securities - commercial	1	—	—	895	(9)	895	(9)
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	34	11,336	(312)	30,605	(1,217)	41,941	(1,529)
Debt securities	4	—	—	4,683	(281)	4,683	(281)
Private label mortgage-backed securities residential	1	—	—	104	—	104	—
Corporate securities	1	—	—	2,612	(388)	2,612	(388)
Total	44	$11,868	$(320)	$39,374	$(1,988)	$51,242	$(2,308)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2019 and September 30, 2018, there were thirty-seven and forty-four investment securities, respectively, with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2019 and September 30, 2018.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2019	2018
	(In thousands)

One-to four-family residential	$189,066	$185,287
Commercial real estate	223,432	219,347
Construction	33,493	30,412
Home equity lines of credit	19,482	17,982
Commercial business	49,225	53,320
Other	5,178	6,150
Total loans receivable	519,876	512,498
Net deferred loan costs	104	132
Allowance for loan losses	(4,600)	(4,200)

Total loans receivable, net	$515,380	$508,430

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at six months ended March 31, 2019 and September 30, 2018:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
March 31, 2019	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,349	$1,349	$1,349
Commercial real estate	—	—	3,911	3,911	3,911
Construction	—	—	2,900	2,900	2,900
Home equity lines of credit	—	—	39	39	39
Commercial business	—	—	583	583	583
Total impaired loans	$—	$—	$8,782	$8,782	$8,782

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2018	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,132	$1,132	$1,132
Commercial real estate	—	—	3,961	3,961	3,961
Home equity lines of credit	—	—	58	58	58
Commercial business	—	—	710	710	801
Total impaired loans	$—	$—	$5,861	$5,861	$5,952

The average recorded investment in impaired loans was $7.8 million and $6.9 million for the six months ended March 31, 2019 and 2018, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There was one TDR during the six months ended March 31, 2019 totaling $365,000 that resulted from the restructure of a previously impaired, non-accrual loan. There were no TDRs during the six months ended March 31, 2018. During the six months ended March 31, 2019 and 2018, interest income of $109,000 and $157,000, respectively, was recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the average recorded investment in impaired loans for the three and six months ended March 31, 2019 and 2018.

	Three Months	Six Months
	March 31, 2019	March 31, 2019
	(In thousands)

One-to four-family residential	$1,240	$1,204
Commercial real estate	3,923	3,936
Construction	2,900	1,933
Home equity lines of credit	49	52
Commercial business	646	667
Average investment in impaired loans	$8,758	$7,792

	Three Months	Six Months
	March 31, 2018	March 31, 2018
	(In thousands)

One-to four-family residential	$2,531	$2,728
Commercial real estate	3,658	3,801
Commercial business	363	323
Average investment in impaired loans	$6,552	$6,852

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
March 31, 2019
One-to four-family residential	$188,663	$—	$403	$—	$189,066
Commercial real estate	221,946	840	646	—	223,432
Construction	30,593	—	2,900	—	33,493
Home equity lines of credit	19,443	—	39	—	19,482
Commercial business	48,873	—	352	—	49,225
Other	5,178	—	—	—	5,178
Total	$514,696	$840	$4,340	$—	$519,876

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2018
One-to four-family residential	$185,118	$—	$169	$—	$185,287
Commercial real estate	217,935	753	659	—	219,347
Construction	30,412	—	—	—	30,412
Home equity lines of credit	17,924	—	58	—	17,982
Commercial business	52,845	—	475	—	53,320
Other	6,150	—	—	—	6,150
Total	$510,384	$753	$1,361	$—	$512,498

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
March 31, 2019
One-to four-family residential	$188,055	$973	$—	$38	$1,011	$38	$189,066
Commercial real estate	220,955	2,027	—	450	2,477	450	223,432
Construction	30,593	—	—	2,900	2,900	2,900	33,493
Home equity lines of credit	19,443	—	—	39	39	39	19,482
Commercial business	48,589	284	—	352	636	352	49,225
Other	5,178	—	—	—	—	—	5,178
Total	$512,813	$3,284	$—	$3,779	$7,063	$3,779	$519,876

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2018
One-to four-family residential	$185,132	$17	$—	$138	$155	$138	$185,287
Commercial real estate	218,892	—	—	455	455	455	219,347
Construction	30,412	—	—	—	—	—	30,412
Home equity lines of credit	17,892	—	—	90	90	90	17,982
Commercial business	52,845	252	—	223	475	223	53,320
Other	6,150	—	—	—	—	—	6,150
Total	$511,323	$269	$—	$906	$1,175	$906	$512,498

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	—	1
Provision	11	50	181	11	31	(21)	(62)	201
Balance- December 31, 2018	$698	$1,590	$674	$121	$1,182	$4	$133	$4,402
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	92	—	—	—	—	—	—	92
Provision	(80)	95	142	17	(78)	(1)	11	106
Balance- March 31, 2019	$710	$1,685	$816	$138	$1,104	$3	$144	$4,600

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Charge-offs	(127)	—	—	—	(170)	—	—	(297)
Recoveries	82	23	3	—	1	—	—	109
Provision	21	(1)	(109)	74	265	(2)	2	250
Balance-December 31, 2017	$563	$1,299	$384	$131	$1,052	$4	$104	$3,537
Charge-offs	(25)	—	—	—	—	—	—	(25)
Recoveries	—	—	—	—	—	—	—	—
Provision	(5)	119	58	(19)	106	—	(2)	257
Balance- March 31, 2018	$533	$1,418	$442	$112	$1,158	$4	$102	$3,769

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019 and September 30, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - March 31, 2019	$710	$1,685	$816	$138	$1,104	$3	$144	$4,600
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	710	1,685	816	138	1,104	3	144	4,600

Loans receivable:
Balance - March 31, 2019	$189,066	$223,432	$33,493	$19,482	$49,225	$5,178	$—	$519,876
Individually evaluated
for impairment	1,349	3,911	2,900	39	583	—	—	8,782
Collectively evaluated
for impairment	187,717	219,521	30,593	19,443	48,642	5,178	—	511,094

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	687	1,540	493	109	1,151	25	195	4,200

Loans receivable:
Balance - September 30, 2018	$185,287	$219,347	$30,412	$17,982	$53,320	$6,150	$—	$512,498
Individually evaluated
for impairment	1,132	3,961	—	58	710	—	—	5,861
Collectively evaluated
for impairment	184,155	215,386	30,412	17,924	52,610	6,150	—	506,637

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was one TDR for the three and six months ended March 31, 2019. There were no TDRs for the three and six months ended March 31, 2018.

The following tables summarize the TDRs for the three and six months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$260	$365

Total	1	$260	$365

	Six Months Ended March 31, 2019
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$260	$365

Total	1	$260	$365

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2019	2018
	(In thousands)

Demand accounts	$123,818	$104,745
Savings accounts	74,585	81,373
NOW accounts	47,151	46,336
Money market accounts	205,318	167,340
Certificates of deposit	103,612	112,014
Retirement certificates	17,310	18,329
Total deposits	$571,794	$530,137

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at March 31, 2019 or September 30, 2018.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
	(In thousands)

Income tax expense at the statutory federal tax rate
of 21% and 24% for the three and six months ended
March 31, 2019 and 2018, respectively	$203	$138	$382	$352
State tax expense	125	40	236	101
Reduction of deferred tax asset from change in federal tax rate	—	—	—	306
Other	(4)	4	(14)	(13)
Income tax expense	$324	$182	$604	$746

On December 22, 2017, the Company revised its estimated annual effective rate to reflect a change in the United States federal corporate tax rate from 34% to 21%. The rate change was administratively effective to the beginning of our fiscal year resulting in the use of a statutory rate of 21% for the three and six months ended March 31, 2019 and a blended rate of 24% for the three and six months ended March 31, 2018. Included in the income tax expense for the six months ended March 31, 2018 was a $306,000 expense for a reduction in the Company’s net deferred tax assets resulting from the impact of the Tax Cuts and Jobs Act.

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

As of March 31, 2019 and September 30, 2018, the Company did not hold any interest rate floors or collars.

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

	March 31,	September 30,
	2019	2018
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,914	$1,939
Unused lines of credit	63,749	54,127
Fixed rate loan commitments	3,100	4,397
Variable rate loan commitments	13,099	12,523
Total	$81,862	$72,986

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

Comparison of Financial Condition at March 31, 2019 and September 30, 2018

Total assets increased $41.0 million, or 6.6%, to $665.0 million at the six months ended March 31, 2019 from $624.0 million at September 30, 2018. The increase was attributable to a $32.8 million increase in cash and cash equivalent balances, a $7.0 million increase in net loans receivable, and a $2.2 million increase in investment securities, offset by a $1.0 million decrease in other real estate owned properties.

Cash and interest bearing deposits with banks increased $32.8 million, or 213.4%, to $48.2 million at March 31, 2019 from $15.4 million at September 30, 2018. The increase was primarily due to the net deposit inflows during the six months ended March 31, 2019.

At March 31, 2019, investment securities totaled $58.3 million, reflecting an increase of $2.2 million, or 3.8%, from $56.1 million at September 30, 2018. The Company purchased $4.7 million of U.S. Government-sponsored enterprise obligations, sold securities totaling $915,000 and received principal repayments totaling $2.2 million during the six months ended March 31, 2019. In addition, the mark-to-market value of the Company’s available-for-sale investment portfolio increased $607,000 during the six months ended March 31, 2019 due to price fluctuations from change in market interest rates.

Investment securities at March 31, 2019 consisted of $50.0 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.9 million in debt securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $3.0 million in corporate notes, and $373,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2019.

Total loans receivable increased $7.4 million, or 1.4%, to $519.9 million during the six months ended March 31, 2019 compared with $512.5 million at September 30, 2018. Total loans receivable were comprised of $223.4 million (43.0%) commercial real estate loans, $189.1 million (36.4%) one-to-four family residential mortgage loans, $49.2 million (9.5%) commercial business loans, $33.5 million (6.4%) construction loans, $19.5 million (3.7%) home equity lines of credit and $5.2 million (1.0%) other loans.

Total non-performing loans increased $2.9 million to $3.8 million at March 31, 2019 from $906,000 at September 30, 2018. Included in the non-performing loan totals were three commercial real estate loans totaling $450,000, two commercial business loan totaling $352,000, one home equity line of credit totaling $39,000, one residential mortgage loan totaling $38,000, and one construction loan totaling $2.9 million.

The increase in non-performing loans was due to one construction loan that ceased performing and in accordance with Company policy resulted in the initiation of foreclosure proceedings. Based on updated appraisals of the real estate securing the loan, management believes the loan is adequately secured by real estate. For the three months ended March 31, 2019 non-performing loans declined $282,000. The ratio of non-performing loans to total loans increased to 0.73% at March 31, 2019 from 0.18% at September 30, 2018.

During the six months ended March 31, 2019, the allowance for loan losses increased $400,000 to $4.6 million. The allowance for loan losses as a percentage of non-performing loans decreased to 122% at March 31, 2019 compared with 464% at September 30, 2018. At March 31, 2019 the Company’s allowance for loan losses as a percentage of total loans was 0.88% compared with 0.82% at September 30, 2018. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment.

Other real estate owned decreased $1.0 million to $7.6 million at March 31, 2019 from $8.6 million at September 30, 2018. The decrease was the result of the two sales totaling $846,000 and valuation allowances totaling $212,000. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, marketing the individual properties for sale, or selling multiple properties to a real estate investor.

Total deposits increased $41.7 million, or 7.9%, to $571.8 million during the six months ended March 31, 2019. The increase in deposits occurred in money market accounts, which increased $38.0 million, or 22.7%, to $205.3 million, non-interest bearing checking accounts, which increased $19.1 million, or 18.2%, to $123.8 million and in interest-bearing checking accounts, which increased $815,000, or 1.8%, to $47.2 million. Offsetting these increases were decreases in certificates of deposit (including individual retirement accounts) which decreased $9.4 million, or 7.2%, to $120.9 million, and in savings accounts, which decreased $6.8 million, or 8.3%, to $74.6 million.

Included in the total deposits were $8.8 million in brokered certificates of deposit at March 31, 2019 and $14.8 million at September 30, 2018. Retail deposit inflows were used to repay matured brokered certificate of deposits during the six months ended March 31, 2019.

Federal Home Loan Bank of New York advances decreased $2.9 million to $32.6 million at March 31, 2019 from $35.5 million at September 30, 2018. During the six months ended March 31, 2019 the Company paid off three maturing long-term advances totaling $6.9 million with new advances totaling $4.0 million and retail deposit inflows.

Stockholders’ equity increased $1.9 million, or 3.8%, to $53.3 million at March 31, 2019 from $51.4 million at September 30, 2018. The Company’s book value per share increased to $9.16 at March 31, 2019 from $8.82 at September 30, 2018. The increase in stockholders’ equity was attributable to the Company’s results from operations for the six months ended March 31, 2019.

The Company did not repurchase any shares of its common stock during the six months ended March 31, 2019. Through March 31, 2019, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which reduced outstanding shares to 5,820,746.

Average Balance Sheet for the Three and Six Months Ended March 31, 2019 and 2018

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2019 and 2018. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$35,416	$206	2.35%	$16,300	$62	1.53%
Loans receivable, net	513,472	6,226	4.92%	479,464	5,408	4.57%
Securities
FHLB of NY stock	2,047	37	7.31%	2,047	33	6.50%
Total interest-earning assets	608,222	6,809	4.54%	558,722	5,857	4.25%
Noninterest-earning assets	41,948			45,734
Total assets	$650,170			$604,456

Interest-bearing liabilities:
Savings accounts (1)	$75,917	125	0.67%	$100,675	175	0.71%
NOW accounts (2)	240,205	832	1.40%	187,284	312	0.68%
Time deposits (3)	125,426	551	1.78%	120,772	384	1.29%
Total interest-bearing deposits	441,548	1,508	1.39%	408,731	871	0.86%
Borrowings	32,935	180	2.22%	32,905	165	2.03%
Total interest-bearing liabilities	474,483	1,688	1.44%	441,636	1,036	0.95%
Noninterest-bearing liabilities	123,251			113,062
Total liabilities	597,734			554,698
Retained earnings	52,436			49,758
Total liabilities and retained earnings	$650,170			$604,456

Net interest and dividend income		$5,121			$4,821
Interest rate spread			3.10%			3.30%
Net interest-earning assets	$133,739			$117,086
Net interest margin (4)			3.41%			3.50%
Average interest-earning assets to
average interest-bearing liabilities	128.19%			126.51%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$34,502	$359	2.08%	$19,162	$133	1.39%
Loans receivable, net	511,187	12,353	4.85%	475,742	10,843	4.57%
Securities
Taxable	56,920	675	2.38%	61,402	704	2.30%
FHLB of NY stock	2,084	82	7.93%	2,025	64	6.31%
Total interest-earning assets	604,693	13,469	4.47%	558,331	11,744	4.22%
Noninterest-earning assets	42,332			45,858
Total assets	$647,025			$604,189

Interest-bearing liabilities:
Savings accounts (1)	$76,766	$251	0.66%	$102,769	$366	0.71%
NOW accounts (2)	236,522	1,590	1.35%	184,612	621	0.67%
Time deposits (3)	127,148	1,105	1.74%	122,966	778	1.27%
Total interest-bearing deposits	440,436	2,946	1.34%	410,347	1,765	0.86%
Borrowings	33,758	370	2.20%	32,400	327	2.03%
Total interest-bearing liabilities	474,194	3,316	1.40%	442,747	2,092	0.95%
Noninterest-bearing liabilities	119,861			111,309
Total liabilities	594,055			554,056
Retained earnings	52,970			50,133
Total liabilities and retained earnings	$647,025			$604,189

Net interest and dividend income		$10,153			$9,652
Interest rate spread			3.07%			3.27%
Net interest-earning assets	$130,499			$115,584
Net interest margin (4)			3.37%			3.47%
Average interest-earning assets to
average interest-bearing liabilities	127.52%			126.11%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

Net Income. Net income increased $371,000, or 94.0%, to $767,000 during the three-month period ended March 31, 2019 compared with $396,000 at three-month period ended March 31, 2018 primarily due to higher net interest and dividend income and lower provisions for loan loss.

Net Interest and Dividend Income. Net interest and dividend income increased $300,000, or 6.2%, to $5.1 million for the three months ended March 31, 2019 from $4.8 million for the three months ended March 31, 2018. The Company’s net interest margin decreased by 9 basis points to 3.41% for the three months ended March 31, 2019 compared to 3.50% for the three months ended March 31, 2018.

The yield on the Company’s interest-earning assets increased 29 basis points to 4.54% for the three months ended March 31, 2019 from 4.25% for the three months ended March 31, 2018 primarily due to higher average balances of loans receivable, net of allowance for loan losses, which increased $35.4 million, as well as higher market interest rates between periods. The average yield on loans receivable net increased 35 basis points to 4.92% for the three months ended March 31, 2019 from 4.57% for the three months ended March 31, 2018, due to higher average balances of loan receivable and higher market interest rates. The cost of interest-bearing liabilities increased 49 basis points to 1.44% for the three months ended March 31, 2019 from 0.95% for the three months ended March 31, 2018. The increase in the cost of interest-bearing liabilities was attributable to higher average balances in interest-bearing deposits and higher market interest rates.

Interest and Dividend Income. Interest and dividend income increased $952,000, or 16.3%, to $6.8 million for the three months ended March 31, 2019 from $5.9 million for the three months ended March 31, 2018. The increase was attributable to a $49.5 million, or 8.9%, increase in the average balance of interest-earning assets in addition to a 29 basis point increase in the yield on such assets to 4.54% for the quarter ended March 31, 2019 compared with the prior year period.

Interest earned on loans increased $818,000, or 15.1%, to $6.2 million for the three months ended March 31, 2019 compared with $5.4 million the same period prior year due to a $34.0 million increase in the average balance in the net loan receivable and higher market interest rates.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $130,000, or 31.3%, to $546,000 at March 31, 2019 from $416,000 at March 31, 2018. The average yield on investment securities and interest earning deposits increased 21 basis points to 2.39% for the three months ended March 31, 2019 from 2.18% for the three months ended March 31, 2018.

Interest Expense. Interest expense increased $652,000, or 62.9%, to $1.7 million for the three months ended March 31, 2019 from $1.0 million for the three months ended March 31, 2018. The average balance of interest-bearing liabilities increased $32.8 million, or 7.4%, to $474.5 million from $441.6 million between the two periods, while the cost on such liabilities increased 49 basis points to 1.44% for the three months ended March 31, 2019 from 0.95% compared with the prior year period.

The average balance of interest bearing deposits increased $32.8 million, or 8.0%, to $441.5 million at March 31, 2019 from $408.7 million at March 31, 2018, while the average cost of such deposits increased 53 basis points to 1.39% from 0.86% between the two periods. As a result, interest paid on interest-bearing deposits increased $637,000, or 73.1%, to $1.5 million for the three months ended March 31, 2019 from $871,000 for the three months ended March 31, 2018. Contributing to the higher balance and cost of deposits were money market account deposit promotions paying an interest rate between 1.80% and 2.50%. The promotion was run during the Company’s first quarter and resulted in $15.1 million in new money market account balances in addition to $4.6 million in non-interest checking balances and the retention of $9.1 million in other deposits. During the Company’s second quarter deposits increased $22.0 million, $14.5 million of which was in non-interest bearing checking accounts.

Interest paid on advances increased $15,000, or 9.1%, to $180,000 for the three months ended March 31, 2019 from $165,000 for the same period prior year due to a higher average cost of advances, which increased 19 basis points to 2.22% for the three months ended March 31, 2019 from 2.03% for the three months ended March 31, 2018, reflecting the higher market interest rate environment. The average balance of such borrowings was unchanged at $32.9 million between periods.

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

After an evaluation of these factors, management recorded a provision of $106,000 for the three months ended March 31, 2019 compared to a provision of $257,000 for the three months ended March 31, 2018. The Company did not incur any charge-offs during the current period but did receive $92,000 in recoveries of loans previously charged-off. Comparatively, the Company incurred $25,000 in net charge-offs for the three months ended March 31, 2018.

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

Other Income. Non-interest income increased $196,000, or 53.1%, to $565,000 during the three months ended March 31, 2019 compared to $369,000 for the three months ended March 31, 2018. The increase was attributable to higher service charge income, higher gains from the sale of SBA loans, and a gain from the sale of an investment security. Service charge income increased $57,000 from the prior year period due to higher loan and deposit fees. The Company recorded a gain totaling $151,000 from the sale of the guaranteed portion of a SBA loan during the three months ended March 31, 2019, compared with $30,000 in gains for the prior year period. In addition, one investment security totaling $915,000 was sold for a gain of $32,000 during the three months ended March 31, 2019 while there were no investment gains for the prior year period.

Other Expenses. Non-interest expenses increased $134,000, or 3.1%, to $4.5 million from the three months ended March 31, 2019. Compensation and benefit expense increased $74,000, or 3.0%, from the prior year period due to the addition of a new commercial lender as well as annual merit increases for employees. In addition, OREO expenses increased $46,000 to $214,000 for the three months ended March 31, 2019 from $168,000 for the prior year period due to higher valuation allowances resulting from updated real estate appraisals.

Income Tax Expense. The Company recorded tax expense of $324,000 on income of $1.1 million for the three months ended March 31, 2019, compared to tax expense of $182,000 on income of $578,000 for the three months ended March 31, 2018. The increase was due to a $514,000 increase in the Company’s results from operations. The Company’s effective tax rate for the three months ended March 31, 2019 was 29.7% compared with 31.5% for the three months ended March 31, 2018.

Comparison of Operating Results for the Six Months Ended March 31, 2019 and 2018

Net Income. Net income increased $727,000, or 100.3%, to $1.5 million during the six-month period ended March 31, 2019 compared with $725,000 for the six-month period ended March 31, 2018 due to higher net interest and dividend income and lower provisions for loan loss.

The net interest margin decreased by 10 basis points to 3.37% for the six months ended March 31, 2019 compared to 3.47% for the six months ended March 31, 2018. The yield on interest-earning assets increased 25 basis points to 4.47% for the six months ended March 31, 2019 from 4.22% for the six months ended March 31, 2018 primarily due to higher balances of loans receivable as well as higher market interest rates between the two periods. The cost of interest-bearing liabilities increased 45 basis points to 1.40% for the six months ended March 31, 2019 from 0.95% for the six months ended March 31, 2018 due to higher market interest rates and a higher average balance in money market accounts.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $501,000, or 5.2%, to $10.2 million for the six month period ended March 31, 2019 from $9.7 million for the six months ended March 31, 2018.

Interest and Dividend Income. Interest and dividend income increased $1.7 million, or 14.7%, to $13.5 million for the six months ended March 31, 2019 compared to $11.7 million for the six months ended March 31, 2018. The average balance of interest-earning assets increased $46.4 million, or 8.3%, to $604.7 million from $558.3 million between the six months periods ended March 31, 2019 and 2018, respectively, while the yield on such assets increased 25 basis points to 4.47% for the six months ended March 31, 2019 compared with 4.22% for the six months ended March 31, 2018.

Interest earned on loans increased $1.5 million, or 13.9%, to $12.3 million for the six months ended March 31, 2019 compared with $10.8 million the same period prior year due to a $35.4 million increase in the average balance in the net loan receivable and higher market interest rates.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $197,000, or 23.5%, to $1.0 million for the six months ended March 31, 2019 compared with $837,000 for the same period last year. The increase was due to a $10.9 million, or 13.5%, increase in the average balance of such securities and deposits to $91.4 million for the six months ended March 31, 2019 from $80.5 million at March 31, 2018. The average yield on investment securities and interest earning deposits increased 19 basis points to 2.27% for the six months ended March 31, 2019 from 2.08% for the six months ended March 31, 2018 due to higher market interest rates.

Interest Expense. Interest expense increased $1.2 million, or 58.5%, to $3.3 million for the six months ended March 31, 2019 from $2.1 million for the six months ended March 31, 2018. The average balance of interest-bearing liabilities increased $31.4 million, or 7.1%, to $474.2 million from $442.7 million between the two periods while the cost on such liabilities increased 45 basis points to 1.40% from 0.95%.

The average balance of interest bearing deposits increased $30.0 million, or 7.3%, to $440.4 million at March 31, 2019 from $410.4 million at March 31, 2018, while the average cost of such deposits increased 48 basis points to 1.34% for the six months ended March 31, 2019 from 0.86% for the six months ended March 31, 2018. Interest paid on deposits increased $1.1 million, or 66.9%, to $2.9 million for the six months ended March 31, 2019 from $1.8 million for the six months ended March 31, 2018. Contributing to the higher balance and cost of deposits were money market account deposit promotions paying an interest rate between 1.80% and 2.50%. The promotion was run during the Company’s first quarter and resulted in $15.1 million in new money market account balances in addition to $4.6 million in non-interest checking balances and the retention of $9.1 million in other deposits. During the Company’s second quarter deposits increased $22.0 million, $14.5 million of which was in non-interest bearing checking accounts.

Interest paid on advances increased $43,000, or 13.1%, to $370,000 for the six months ended March 31, 2019 compared with $327,000 for the same period prior year. The average balance of such borrowings increased $1.4 million to $33.8 million from $32.4 million while the average cost of advances increased 17 basis points to 2.20% for the six months ended March 31, 2019 from 2.03% for the same period of March 31, 2018.

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

After an evaluation of these factors, management recorded a provision of $307,000 for the six months ended March 31, 2019 compared to $506,000 for the six months ended March 31, 2018. During the six months ended March 31, 2019 there were no loan charge-offs and four loan recoveries totaling $93,000 compared to net charge-offs of $213,000 for the six months ended March 31, 2018.

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

Other Income. Non-interest income decreased $25,000, or 2.5%, to $1.0 million for the six months ended March 31, 2019 compared to $1.0 million the prior year period. The decrease was attributable to lower gains from the sale of loans and investments, partially offset by higher service charges. The Company recorded gains totaling $151,000 from the sale of guaranteed portions of SBA loans and $32,000 from the sale of investment securities during the six months ended March 31, 2019, compared with $216,000 in loan gains and $107,000 from the sale of investment securities for the prior year period. Offsetting these decreases were higher service charges, which increased $120,000 to $600,000 for the six months ended March 31, 2019 due to higher loan and deposit fees.

Other Expenses. Non-interest expenses increased $90,000, or 1.0%, to $8.8 million during the six months ended March 31, 2019 from $8.7 million the six months ended March 31, 2018. Compensation and benefit expense increased $159,000, or 3.3%, from the prior year period due the addition of a new commercial lender as well as annual merit increases for employees. In addition, professional fees increased $85,000 to $569,000 for the six months ended March 31, 2019 from $484,000 for the prior year period due to higher legal expenses resulting from collection efforts of non-performing loans. Offsetting these increases were decreases in OREO expenses, which declined $139,000, and loan servicing expenses, which declined $52,000.

Income Tax Expense. The Company recorded income tax expense of $604,000 on income of $2.1 million for the six months ended March 31, 2019, compared to tax expense of $746,000 on income of $1.5 million for the six months ended March 31, 2018. The decrease was the result of a prior period charge in the amount of $306,000 resulting from the write-down of deferred tax assets due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which lowered the Company’s federal income tax rate from 34% to 21%. The decrease was partially offset by higher income tax resulting from a $585,000 increase in the Company’s results from operations. The Company’s effective tax rate for the six months ended March 31, 2019 was 29.4% compared with 29.9% for the six months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2019 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2019, the Company had commitments outstanding under letters of credit of $1.9 million, commitments to originate loans of $16.2 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $63.7 million. There has been no material change during the six months ended March 31, 2019 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2019, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.43%, and total qualifying capital as a percentage of risk-weighted assets was 12.70%.

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

There has been no change in the Company's internal control over financial reporting during the six months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the six months ended March 31, 2019. Through March 31, 2019, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2019 and September 30, 2018; (ii) the Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the Three and Six Months Ended March 31, 2019 and 2018; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended March 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 14, 2019	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 14, 2019	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer