Form 10-Q
period 2019-06-30
Magyar Bancorp, Inc.
filed 2019-08-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐          No ☑

The number of shares outstanding of the issuer's common stock at August 1, 2019 was 5,820,746.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2019	2018
Assets	(Unaudited)

Cash	$1,183	$674
Interest earning deposits with banks	6,756	14,694
Total cash and cash equivalents	7,939	15,368

Investment securities - available for sale, at fair value	20,941	22,469
Investment securities - held to maturity, at amortized cost (fair value of
$31,771 and $32,151 at June 30, 2019 and September 30, 2018, respectively)	32,014	33,645
Federal Home Loan Bank of New York stock, at cost	2,861	2,164
Loans receivable, net of allowance for loan losses of $4,693 and $4,200
at June 30, 2019 and September 30, 2018, respectively	526,279	508,430
Bank owned life insurance	13,565	11,843
Accrued interest receivable	2,385	2,181
Premises and equipment, net	16,369	16,990
Other real estate owned ("OREO")	7,534	8,586
Other assets	2,687	2,292

Total assets	$632,574	$623,968

Liabilities and Stockholders' Equity
Liabilities
Deposits	$520,039	$530,137
Escrowed funds	2,657	2,285
Federal Home Loan Bank of New York advances	50,389	35,524
Accrued interest payable	162	193
Accounts payable and other liabilities	5,085	4,467

Total liabilities	578,332	572,606

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at June 30, 2019 and September 30, 2018	59	59
Additional paid-in capital	26,316	26,310
Treasury stock: 102,996 shares
at June 30, 2019 and September 30, 2018, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(250)	(356)
Retained earnings	30,153	27,975
Accumulated other comprehensive loss	(884)	(1,474)

Total stockholders' equity	54,242	51,362

Total liabilities and stockholders' equity	$632,574	$623,968

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,442	$5,736	$18,794	$16,579
Investment securities
Taxable	432	399	1,466	1,236
Federal Home Loan Bank of New York stock	32	33	114	97

Total interest and dividend income	6,906	6,168	20,374	17,912

Interest expense
Deposits	1,482	981	4,427	2,746
Borrowings	200	185	570	512

Total interest expense	1,682	1,166	4,997	3,258

Net interest and dividend income	5,224	5,002	15,377	14,654

Provision for loan losses	194	276	501	782

Net interest and dividend income after
provision for loan losses	5,030	4,726	14,876	13,872

Other income
Service charges	285	268	886	749
Income on bank owned life insurance	75	73	222	218
Other operating income	35	34	96	101
Gains on sales of loans	—	146	151	362
Gains on sales of investment securities	27	—	59	107

Total other income	422	521	1,414	1,537

Other expenses
Compensation and employee benefits	2,581	2,496	7,541	7,297
Occupancy expenses	749	718	2,233	2,190
Professional fees	258	284	827	768
Data processing expenses	165	143	472	424
OREO expenses	12	63	273	462
FDIC deposit insurance premiums	114	114	330	319
Loan servicing expenses	65	73	171	231
Insurance expense	51	50	153	152
Other expenses	430	418	1,207	1,207
Total other expenses	4,425	4,359	13,207	13,050

Income before income tax expense	1,027	888	3,083	2,359

Income tax expense	301	289	905	1,035

Net income	$726	$599	$2,178	$1,324

Net income per share-basic and diluted	$0.12	$0.10	$0.37	$0.23

Weighted average basic and diluted shares outstanding	5,820,746	5,820,746	5,820,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net income	$726	$599	$2,178	$1,324
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	239	(223)	878	(469)
Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	—	—	—	104
Net gains realized on securities
available for sale	(27)	—	(59)	(107)
Other comprehensive income (loss), before tax	212	(223)	819	(472)
Deferred income tax effect	(59)	115	(229)	130
Total other comprehensive income (loss)	153	(108)	590	(342)
Total comprehensive income	$879	$491	$2,768	$982

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Nine Months Ended June 30, 2019 and 2018

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2018	5,820,746	$59	$26,310	$(1,152)	$(356)	$27,975	$(1,474)	$51,362
Net income	—	—	—	—	—	685	—	685
Other comprehensive income	—	—	—	—	—	—	246	246
ESOP shares allocated	—	—	4	—	35	—	—	39
Balance, December 31, 2018	5,820,746	$59	$26,314	$(1,152)	$(321)	$28,660	$(1,228)	$52,332
Net income	—	—	—	—	—	767	—	767
Other comprehensive loss	—	—	—	—	—	—	191	191
ESOP shares allocated	—	—	—	—	36	—	—	36
Balance, March 31, 2019	5,820,746	$59	$26,314	$(1,152)	$(285)	$29,427	$(1,037)	$53,326
Net income	—	—	—	—	—	726	—	726
Other comprehensive loss	—	—	—	—	—	—	153	153
ESOP shares allocated	—	—	2	—	35	—	—	37
Balance, June 30, 2019	5,820,746	$59	$26,316	$(1,152)	$(250)	$30,153	$(884)	$54,242

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457
Net income	—	—	—	—	—	329	—	329
Other comprehensive income	—	—	—	—	—	—	19	19
ESOP shares allocated	—	—	6	—	33	—	—	39
Balance, December 31, 2017	5,820,746	$59	$26,295	$(1,152)	$(459)	$26,086	$(985)	$49,844
Net income	—	—	—	—	—	396	—	396
Other comprehensive loss	—	—	—	—	—	—	(441)	(441)
Reclassification of the stranded tax
effect related to defferred taxes for:
Defined benefit pension plan(1)	—	—	—	—	—	177	—	177
Securities available-for-sale(1)	—	—	—	—	—	11	—	11
ESOP shares allocated	—	—	5	—	35	—	—	40
Balance, March 31, 2018	5,820,746	$59	$26,300	$(1,152)	$(424)	$26,670	$(1,426)	$50,027
Net income	—	—	—	—	—	599	—	599
Other comprehensive loss	—	—	—	—	—	—	(108)	(108)
ESOP shares allocated	—	—	5	—	34	—	—	39
Balance, June 30, 2018	5,820,746	$59	$26,305	$(1,152)	$(390)	$27,269	$(1,534)	$50,557

(1)	In January 2018, the Company adopted ASU 2018-02, as a result, the Company made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2019	2018
	(Unaudited)
Operating activities
Net income	$2,178	$1,324
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	686	612
Premium amortization on investment securities, net	80	104
Provision for loan losses	501	782
Provision for loss on other real estate owned	212	308
Originations of SBA loans held for sale	(2,170)	(6,255)
Proceeds from the sales of SBA loans	2,321	6,617
Gains on sale of loans receivable	(151)	(362)
Gains on sales of investment securities	(59)	(107)
Gains on the sales of other real estate owned	(57)	(66)
ESOP compensation expense	112	118
Deferred income tax (benefit) expense	(171)	638
Increase in accrued interest receivable	(204)	(85)
Increase in surrender value of bank owned life insurance	(222)	(218)
Increase in other assets	(453)	(377)
(Decrease) increase in accrued interest payable	(31)	55
Increase in accounts payable and other liabilities	618	1,762
Net cash provided by operating activities	3,190	4,850

Investing activities
Net increase in loans receivable	(28,305)	(28,166)
Purchases of loans receivable	—	(4,463)
Proceeds from the sale of loans receivable	9,452	3,399
Purchases of investment securities held to maturity	(1,645)	(3,492)
Purchases of investment securities available for sale	(3,088)	(1,443)
Sales of investment securities held to maturity	—	3,408
Sales of investment securities available for sale	3,921	—
Principal repayments on investment securities held to maturity	3,229	4,542
Principal repayments on investment securities available for sale	1,540	2,246
Purchase of bank owned life insurance	(1,500)	—
Purchases of premises and equipment	(65)	(243)
Investment in other real estate owned	(11)	(182)
Proceeds from other real estate owned	1,411	1,279
Purchases of Federal Home Loan Bank stock	(697)	(758)
Net cash used by investing activities	(15,758)	(23,873)

Financing activities
Net decrease in deposits	(10,098)	(7,217)
Net increase in escrowed funds	372	541
Proceeds from long-term advances	9,605	4,059
Repayments of long-term advances	(6,940)	(2,000)
Net change in short-term advances	12,200	14,800
Net cash provided by financing activities	5,139	10,183
Net decrease in cash and cash equivalents	(7,429)	(8,840)

Cash and cash equivalents, beginning of period	15,368	22,334

Cash and cash equivalents, end of period	$7,939	$13,494

Supplemental disclosures of cash flow information
Cash paid for
Interest	$5,028	$3,204
Income taxes	$774	$964
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$503	$—
Investment securities transferred from held to maturity to available for sale	$—	$12,619

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

Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The September 30, 2018 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2019 and 2018 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands except for per share data)

Income applicable to common shares	$726	$599	$2,178	$1,324
Weighted average number of common shares
outstanding - basic	5,821	5,821	5,821	5,821
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,821	5,821	5,821	5,821

Basic earnings per share	$0.12	$0.10	$0.37	$0.23

Diluted earnings per share	$0.12	$0.10	$0.37	$0.23

There were no outstanding options to purchase common stock at June 30, 2019 and June 30, 2018.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards the three and nine months ended June 30, 2019 and 2018 nor were there any stock option and stock award expenses included with compensation expense for the three and nine months ended June 30, 2019 and 2018.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2019, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the nine months ended June 30, 2019 and 2018, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2019. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at June 30, 2019.

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

At June 30, 2019, shares allocated to participants totaled 178,216. Unallocated ESOP shares held in suspense totaled 39,647 at June 30, 2019 and had a fair market value of $479,729. The Company's contribution expense for the ESOP was $112,000 and $118,000 for the nine months ended June 30, 2019 and 2018, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and the related income tax effects are as follows:

	Three Months Ended June 30,
	2019			2018
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$239	$(67)	$172	$(223)	$115	$(108)

Less reclassification adjustments for:
Net gains realized on securities
available for sale (a) (b)	(27)	8	(19)	—	—	—

Other comprehensive income (loss), net	$212	$(59)	$153	$(223)	$115	$(108)

	Nine Months Ended June 30,
	2019			2018
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain (loss) arising
during period on:

Available-for-sale investments	$878	$(246)	$632	$(469)	$129	$(340)

Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	—	—	—	104	(32)	72
Net gains realized on securities
available for sale (a) (b)	(59)	17	(42)	(107)	33	(74)

Other comprehensive income (loss), net	$819	$(229)	$590	$(472)	$130	$(342)

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

	Fair Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,968	$—	$1,968	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	16,479	—	16,479	—
Debt securities	2,494	—	2,494	—
Total securities available for sale	$20,941	$—	$20,941	$—

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,495	$—	$1,495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	18,613	—	18,613	—
Debt securities	2,361	—	2,361	—
Total securities available for sale	$22,469	$—	$22,469	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (“MSRs”) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $33,000 and $49,000 at June 30, 2019 and September 30, 2018, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2019 and September 30, 2018.

	Fair Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$902	$—	$—	$902
Other real estate owned	7,534	—	—	7,534
Total	$8,436	$—	$—	$8,436

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$464	$—	$—	$464
Other real estate owned	8,586	—	—	8,586
Total	$9,050	$—	$—	$9,050

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
June 30, 2019	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 902	Appraisal of collateral (1)	Appraisal adjustments (2)	-1.6% to -53.6% (-41.1%)
Other real estate owned	$ 7,534	Appraisal of collateral (1)	Liquidation expenses (2)	-9.2% to -48.5% (-19.4%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2018	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 464	Appraisal of collateral (1)	Appraisal adjustments (2)	-10.2% to -32.0% (-21.3%)
Other real estate owned	$ 8,586	Appraisal of collateral (1)	Liquidation expenses (2)	-5.6% to -48.5% (-15.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2019 and September 30, 2018.  This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2019
Financial instruments - assets
Investment securities held to maturity	$32,014	$31,771	$—	$31,771	$—
Loans	526,279	532,778	—	—	532,778

Financial instruments - liabilities
Certificates of deposit including retirement certificates	112,623	113,361	—	113,361	—
Borrowings	50,389	50,676	—	50,676	—

September 30, 2018
Financial instruments - assets
Investment securities held to maturity	$33,645	$32,151	$—	$32,151	$—
Loans	508,430	505,479	—	—	505,479

Financial instruments - liabilities
Certificates of deposit including retirement certificates	130,343	130,813	—	130,813	—
Borrowings	35,524	34,863	—	34,863	—

There were no transfers between fair value measurement placements during the nine months ended June 30, 2019.

NOTE H - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2019 and September 30, 2018:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,918	$50	$—	$1,968
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	16,460	83	(64)	16,479
Debt securities	2,500	—	(6)	2,494
Total securities available for sale	$20,878	$133	$(70)	$20,941

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,463	$40	$(8)	$1,495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,262	13	(662)	18,613
Debt securities	2,500	—	(139)	2,361
Total securities available for sale	$23,225	$53	$(809)	$22,469

The maturities of the debt securities and certain information regarding the mortgage-backed securities available for sale at June 30, 2019 are summarized in the following table:

	June 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	2,500	2,494
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	2,500	2,494

Mortgage-backed securities:
Residential	18,378	18,447
Commercial	—	—
Total	$20,878	$20,941

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2019 and September 30, 2018:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$463	$—	$(62)	$401
Mortgage-backed securities - commercial	858	—	(4)	854
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	24,858	197	(85)	24,970
Debt securities	2,467	4	—	2,471
Private label mortgage-backed securities - residential	368	7	—	375
Corporate securities	3,000	—	(300)	2,700
Total securities held to maturity	$32,014	$208	$(451)	$31,771

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$568	$—	$(93)	$475
Mortgage-backed securities - commercial	904	—	(9)	895
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	26,316	4	(867)	25,453
Debt securities	2,464	—	(142)	2,322
Private label mortgage-backed securities - residential	393	1	—	394
Corporate securities	3,000	—	(388)	2,612
Total securities held to maturity	$33,645	$5	$(1,499)	$32,151

The maturities of the debt securities and certain information regarding the mortgage backed securities held to maturity at June 30, 2019 are summarized in the following table:

	June 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,499	1,500
Due after 5 but within 10 years	3,968	3,671
Due after 10 years	—	—
Total debt securities	5,467	5,171

Mortgage-backed securities:
Residential	25,689	25,746
Commercial	858	854
Total	$32,014	$31,771

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2019 and September 30, 2018 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2019
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$401	$(62)	$401	$(62)
Mortgage-backed securities - commercial	1	—	—	854	(4)	854	(4)
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	19	1,432	(3)	21,210	(146)	22,642	(149)
Debt securities	1	—	—	1,494	(6)	1,494	(6)
Corporate securities	1	—	—	2,700	(300)	2,700	(300)
Total	24	$1,432	$(3)	$26,659	$(518)	$28,091	$(521)

		September 30, 2018
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$532	$(8)	$475	$(93)	$1,007	$(101)
Mortgage-backed securities - commercial	1	—	—	895	(9)	895	(9)
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	34	11,336	(312)	30,605	(1,217)	41,941	(1,529)
Debt securities	4	—	—	4,683	(281)	4,683	(281)
Private label mortgage-backed securities residential	1	—	—	104	—	104	—
Corporate securities	1	—	—	2,612	(388)	2,612	(388)
Total	44	$11,868	$(320)	$39,374	$(1,988)	$51,242	$(2,308)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2019 and September 30, 2018, there were twenty-four and forty-four investment securities, respectively, with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2019 and September 30, 2018.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2019	2018
	(In thousands)

One-to four-family residential	$191,248	$185,287
Commercial real estate	234,437	219,347
Construction	30,536	30,412
Home equity lines of credit	18,346	17,982
Commercial business	51,628	53,320
Other	4,629	6,150
Total loans receivable	530,824	512,498
Net deferred loan costs	148	132
Allowance for loan losses	(4,693)	(4,200)

Total loans receivable, net	$526,279	$508,430

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at nine months ended June 30, 2019 and September 30, 2018:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2019	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,339	$1,339	$1,339
Commercial real estate	—	—	4,355	4,355	4,355
Construction	—	—	2,900	2,900	2,900
Commercial business	—	—	482	482	482
Total impaired loans	$—	$—	$9,076	$9,076	$9,076

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2018	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,132	$1,132	$1,132
Commercial real estate	—	—	3,961	3,961	3,961
Home equity lines of credit	—	—	58	58	58
Commercial business	—	—	710	710	801
Total impaired loans	$—	$—	$5,861	$5,861	$5,952

The average recorded investment in impaired loans was $8.9 million and $6.5 million for the nine months ended June 30, 2019 and 2018, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There were no TDRs for the three months ended June30, 2019. There was one TDR during the nine months ended June 30, 2019 totaling $365,000 that resulted from the restructure of a previously impaired, non-accrual loan. There were no TDRs during the three and nine months ended June 30, 2018. During the nine months ended June 30, 2019 and 2018, interest income of $179,000 and $180,000, respectively, was recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the average recorded investment in impaired loans for the three and nine months ended June 30, 2019 and 2018.

	Three Months	Nine Months
	June 30, 2019	June 30, 2019
	(In thousands)

One-to four-family residential	$1,344	$1,273
Commercial real estate	4,133	4,067
Construction	2,900	2,900
Home equity lines of credit	20	32
Commercial business	533	591
Average investment in impaired loans	$8,930	$8,863

	Three Months	Nine Months
	June 30, 2018	June 30, 2018
	(In thousands)

One-to four-family residential	$1,878	$2,360
Commercial real estate	3,661	3,771
Home equity lines of credit	29	15
Commercial business	361	332
Average investment in impaired loans	$5,929	$6,478

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
June 30, 2019
One-to four-family residential	$190,846	$—	$402	$—	$191,248
Commercial real estate	232,493	835	1,109	—	234,437
Construction	27,636	—	2,900	—	30,536
Home equity lines of credit	18,346	—	—	—	18,346
Commercial business	51,376	—	252	—	51,628
Other	4,629	—	—	—	4,629
Total	$525,326	$835	$4,663	$—	$530,824

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2018
One-to four-family residential	$185,118	$—	$169	$—	$185,287
Commercial real estate	217,935	753	659	—	219,347
Construction	30,412	—	—	—	30,412
Home equity lines of credit	17,924	—	58	—	17,982
Commercial business	52,845	—	475	—	53,320
Other	6,150	—	—	—	6,150
Total	$510,384	$753	$1,361	$—	$512,498

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
June 30, 2019
One-to four-family residential	$191,210	$—	$—	$38	$38	$38	$191,248
Commercial real estate	231,116	1,682	719	920	3,321	920	234,437
Construction	27,636	—	—	2,900	2,900	2,900	30,536
Home equity lines of credit	18,317	—	29	—	29	—	18,346
Commercial business	51,079	297	—	252	549	252	51,628
Other	4,629	—	—	—	—	—	4,629
Total	$523,987	$1,979	$748	$4,110	$6,837	$4,110	$530,824

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2018
One-to four-family residential	$185,132	$17	$—	$138	$155	$138	$185,287
Commercial real estate	218,892	—	—	455	455	455	219,347
Construction	30,412	—	—	—	—	—	30,412
Home equity lines of credit	17,892	—	—	90	90	90	17,982
Commercial business	52,845	252	—	223	475	223	53,320
Other	6,150	—	—	—	—	—	6,150
Total	$511,323	$269	$—	$906	$1,175	$906	$512,498

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	—	1
Provision (credit)	11	50	181	11	31	(21)	(62)	201
Balance- December 31, 2018	$698	$1,590	$674	$121	$1,182	$4	$133	$4,402
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	92	—	—	—	—	—	—	92
Provision (credit)	(80)	95	142	17	(78)	(1)	11	106
Balance- March 31, 2019	$710	$1,685	$816	$138	$1,104	$3	$144	$4,600
Charge-offs	—	(1)	—	—	(100)	—	—	(101)
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	3	219	(52)	1	26	1	(4)	194
Balance- June 30, 2019	$713	$1,903	$764	$139	$1,030	$4	$140	$4,693

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Charge-offs	(127)	—	—	—	(170)	—	—	(297)
Recoveries	82	23	3	—	1	—	—	109
Provision	21	(1)	(109)	74	265	(2)	2	250
Balance-December 31, 2017	$563	$1,299	$384	$131	$1,052	$4	$104	$3,537
Charge-offs	(25)	—	—	—	—	—	—	(25)
Recoveries	—	—	—	—	—	—	—	—
Provision	(5)	119	58	(19)	106	—	(2)	257
Balance- March 31, 2018	$533	$1,418	$442	$112	$1,158	$4	$102	$3,769
Charge-offs	(61)	—	—	—	—	(3)	—	(64)
Recoveries	4	—	—	—	—	—	—	4
Provision	58	70	70	4	19	3	52	276
Balance- June 30, 2018	$534	$1,488	$512	$116	$1,177	$4	$154	$3,985

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2019 and September 30, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - June 30, 2019	$713	$1,903	$764	$139	$1,030	$4	$140	$4,693
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	713	1,903	764	139	1,030	4	140	4,693

Loans receivable:
Balance - June 30, 2019	$191,248	$234,437	$30,536	$18,346	$51,628	$4,629	$—	$530,824
Individually evaluated
for impairment	1,339	4,355	2,900	—	482	—	—	9,076
Collectively evaluated
for impairment	189,909	230,082	27,636	18,346	51,146	4,629	—	521,748

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	687	1,540	493	109	1,151	25	195	4,200

Loans receivable:
Balance - September 30, 2018	$185,287	$219,347	$30,412	$17,982	$53,320	$6,150	$—	$512,498
Individually evaluated
for impairment	1,132	3,961	—	58	710	—	—	5,861
Collectively evaluated
for impairment	184,155	215,386	30,412	17,924	52,610	6,150	—	506,637

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three months ended June30, 2019. There was one TDR during the nine months ended June 30, 2019 totaling $365,000 that resulted from the restructure of a previously impaired, non-accrual loan. There were no TDRs for the three and nine months ended June 30, 2018.

The following table summarizes the TDRs for the nine months ended June 30, 2019:

	Nine Months Ended June 30, 2019
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$260	$365

Total	1	$260	$365

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2019	2018
	(In thousands)

Demand accounts	$106,728	$104,745
Savings accounts	71,894	81,373
NOW accounts	39,988	46,336
Money market accounts	188,806	167,340
Certificates of deposit	95,748	112,014
Retirement certificates	16,875	18,329
Total deposits	$520,039	$530,137

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at June 30, 2019 or September 30, 2018.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Income tax expense at the statutory federal tax rate
of 21% and 24% for the three and nine months ended
June 30, 2019 and 2018, respectively	$191	$213	$573	$565
State tax expense	118	61	355	161
Reduction of deferred tax asset from change in federal tax rate	—	—	—	306
Other	(8)	15	(23)	3
Income tax expense	$301	$289	$905	$1,035

On December 22, 2017, the Company revised its estimated annual effective rate to reflect a change in the United States federal corporate tax rate from 34% to 21%. The rate change was administratively effective to the beginning of our fiscal year resulting in the use of a statutory rate of 21% for the three and nine months ended June 30, 2019 and a blended rate of 24% for the three and nine months ended June 30, 2018. Included in the income tax expense for the nine months ended June 30, 2018 was a $306,000 expense for a reduction in the Company’s net deferred tax assets resulting from the impact of the Tax Cuts and Jobs Act.

On July 1, 2018, the State of New Jersey's Assembly signed into law a new bill, effective January 1, 2018, that imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax was set at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense the three and nine months ended June 30, 2019.

In addition, effective for periods on or after January 1, 2019, the State of New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax. The change is not expected to have a material impact on the Company’s State income tax.

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

As of June 30, 2019 and September 30, 2018, the Company did not hold any interest rate floors or collars.

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

	June 30,	September 30,
	2019	2018
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,455	$1,939
Unused lines of credit	57,088	54,127
Fixed rate loan commitments	2,217	4,397
Variable rate loan commitments	16,908	12,523
Total	$77,668	$72,986

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

Comparison of Financial Condition at June 30, 2019 and September 30, 2018

Total assets increased $8.6 million, or 1.4%, to $632.6 million during the nine months ended June 30, 2019 from $624.0 million at September 30, 2018. The increase was attributable to a $17.8 million, or 3.5%, increase in net loans receivable to $526.3 million at June 30, 2019 from $508.4 million September 30, 2018, offset by a $7.4 million decrease in cash and cash equivalents, a $3.2 million decrease in investment securities, and a $1.1 million decrease in other real estate owned properties.

Cash and interest bearing deposits with banks decreased $7.4 million, or 48.3%, to $7.9 million at June 30, 2019 from $15.4 million at September 30, 2018 as interest bearing balances with the Federal Reserve Bank were used to fund loan originations and deposit outflows.

At June 30, 2019, investment securities totaled $53.0 million, reflecting a decrease of $3.2 million, or 5.6%, from $56.1 million at September 30, 2018. The Company purchased $4.7 million of U.S. Government-sponsored enterprise obligations, sold securities totaling $3.9 million and received principal repayments totaling $4.8 million during the nine months ended June 30, 2019. In addition, the mark-to-market value of the Company’s available-for-sale investment portfolio increased $819,000 during the nine months ended June 30, 2019 due to lower market interest rates.

Investment securities at June 30, 2019 consisted of $44.6 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $5.0 million in debt securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $3.0 million in corporate notes, and $368,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended June 30, 2019.

Total loans receivable increased $18.3 million during the nine months ended June 30, 2019 to $530.8 million and were comprised of $234.4 million (44.1%) commercial real estate loans, $191.3 million (36.0%) one-to-four family residential mortgage loans, $51.6 million (9.7%) commercial business loans, $30.5 million (5.8%) construction loans, $18.4 million (3.5%) home equity lines of credit and $4.6 million (0.9%) other loans.

Total non-performing loans increased $331,000 to $4.1 million during the three months ended June 30, 2019 due to the addition of one commercial real estate loan. Total non-performing loans increased $3.2 million from $906,000 at September 30, 2018 primarily due to one construction loan that ceased performing and in accordance with Company policy resulted in the initiation of foreclosure proceedings. Based on updated appraisals of the real estate securing the loans, management believes the new non-performing loans are adequately secured by real estate. The ratio of non-performing loans to total loans increased to 0.77% at June 30, 2019 from 0.18% at September 30, 2018.

During the nine months ended June 30, 2019, the allowance for loan losses increased $493,000 to $4.7 million. The allowance for loan losses as a percentage of non-performing loans decreased to 114.2% at June 30, 2019 compared with 463.6% at September 30, 2018. At June 30, 2019 the Company’s allowance for loan losses as a percentage of total loans was 0.88% compared with 0.82% at September 30, 2018. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment.

Other real estate owned decreased $1.1 million to $7.5 million at June 30, 2019 from $8.6 million at September 30, 2018. The decrease was the result of the four sales totaling $1.4 million and valuation allowances totaling $212,000 based on updated appraisals. The four properties were each sold above carrying value for a total gain of $57,000. During the nine months ended June 30, 2019, the Bank added two properties totaling $503,000 from the foreclosure of collateral securing non-performing loans. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, marketing the individual properties for sale, or selling multiple properties to a real estate investor.

Total deposits decreased $10.1 million, or 1.9%, to $520.0 million during the nine months ended June 30, 2019. The decrease in deposits occurred in certificates of deposit (including individual retirement accounts), which decreased $17.7 million, or 13.6%, to $112.6 million, in savings accounts, which decreased $9.5 million, or 11.7%, to $71.9 million, and in interest-bearing checking (NOW) accounts, which decreased $6.3 million, or 13.7%, to $40.0 million. Offsetting these decreases were increases in money market accounts, which increased $21.5 million, or 12.8%, to $188.8 million and in non-interest bearing checking (demand) accounts, which increased $2.0 million, or 1.9%, to $106.7 million.

Included in the total deposits were $6.9 million in brokered certificates of deposit at June 30, 2019 and $14.8 million at September 30, 2018. Also included with the total deposits were listing service certificate of deposits totaling $8.0 million at June 30, 2019 and $12.6 million at September 30, 2018.

Federal Home Loan Bank of New York advances increased $14.9 million to $50.4 million at June 30, 2019 from $35.5 million at September 30, 2018. Long-term advances increased $2.7 million while overnight borrowings increased $12.2 million to replace the seasonal deposit outflows.

Stockholders’ equity increased $2.9 million, or 5.6%, to $54.2 million at June 30, 2019 from $51.4 million at September 30, 2018. The Company’s book value per share increased to $9.32 at June 30, 2019 from $8.82 at September 30, 2018. The increase in stockholders’ equity was attributable to the Company’s results from operations for the nine months ended June 30, 2019 and by lower accumulated other comprehensive losses related to the valuation of the Company’s available-for-sale investment portfolio.

The Company did not repurchase any shares of its common stock during the nine months ended June 30, 2019. Through June 30, 2019, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which reduced outstanding shares to 5,820,746.

Average Balance Sheet for the Three and Nine Months Ended June 30, 2019 and 2018

The tables on the following pages present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2019 and 2018. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$18,375	$105	2.29%	$13,500	$53	1.59%
Loans receivable, net	523,057	6,442	4.94%	493,170	5,736	4.67%
Securities
Taxable	56,133	327	2.34%	58,530	346	2.37%
FHLB of NY stock	2,161	32	5.95%	2,200	33	5.98%
Total interest-earning assets	599,726	6,906	4.62%	567,400	6,168	4.36%
Noninterest-earning assets	42,426			45,427
Total assets	$642,152			$612,827

Interest-bearing liabilities:
Savings accounts (1)	$73,207	120	0.66%	$92,982	152	0.66%
NOW accounts (2)	234,918	826	1.41%	195,813	389	0.80%
Time deposits (3)	116,922	536	1.84%	120,827	440	1.46%
Total interest-bearing deposits	425,047	1,482	1.40%	409,622	981	0.96%
Borrowings	34,854	200	2.30%	36,353	185	2.04%
Total interest-bearing liabilities	459,901	1,682	1.47%	445,975	1,166	1.05%
Noninterest-bearing liabilities	129,621			116,975
Total liabilities	589,522			562,950
Retained earnings	52,630			49,877
Total liabilities and retained earnings	$642,152			$612,827

Net interest and dividend income		$5,224			$5,002
Interest rate spread			3.15%			3.31%
Net interest-earning assets	$139,825			$121,425
Net interest margin (4)			3.49%			3.54%
Average interest-earning assets to
average interest-bearing liabilities	130.40%			127.23%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$29,126	$463	2.13%	$17,274	$186	1.44%
Loans receivable, net	515,082	18,795	4.88%	481,502	16,579	4.60%
Securities
Taxable	56,658	1,002	2.37%	60,444	1,050	2.32%
FHLB of NY stock	2,110	114	7.25%	2,083	97	6.19%
Total interest-earning assets	602,976	20,374	4.52%	561,303	17,912	4.27%
Noninterest-earning assets	42,363			45,716
Total assets	$645,339			$607,019

Interest-bearing liabilities:
Savings accounts (1)	$75,579	$371	0.66%	$99,507	$519	0.70%
NOW accounts (2)	235,987	2,415	1.37%	188,346	1,011	0.72%
Time deposits (3)	123,740	1,641	1.77%	122,253	1,216	1.33%
Total interest-bearing deposits	435,306	4,427	1.36%	410,106	2,746	0.90%
Borrowings	34,123	570	2.23%	33,717	512	2.03%
Total interest-bearing liabilities	469,429	4,997	1.42%	443,823	3,258	0.98%
Noninterest-bearing liabilities	122,084			112,483
Total liabilities	591,513			556,306
Retained earnings	53,826			50,713
Total liabilities and retained earnings	$645,339			$607,019

Net interest and dividend income		$15,377			$14,654
Interest rate spread			3.10%			3.29%
Net interest-earning assets	$133,547			$117,480
Net interest margin (4)			3.41%			3.49%
Average interest-earning assets to
average interest-bearing liabilities	128.45%			126.47%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Net Income. Net income increased $127,000, or 21.2%, to $726,000 during the three month period ended June 30, 2019 compared with $599,000 at three month period ended June 30, 2018 primarily due to higher net interest and dividend income and lower provisions for loan loss.

Net Interest and Dividend Income. Net interest and dividend income increased $222,000, or 4.4%, to $5.2 million for the three months ended June 30, 2019 from $5.0 million for the three months ended June 30, 2018. The Company’s net interest margin decreased by 5 basis points to 3.49% for the three months ended June 30, 2019 compared to 3.54% for the three months ended June 30, 2018.

The yield on the Company’s interest-earning assets increased 26 basis points to 4.62% for the three months ended June 30, 2019 from 4.36% for the three months ended June 30, 2018 primarily due to higher average balances of loans receivable, net of allowance for loan losses, which increased $29.9 million, as well as the higher interest rate environment affecting the benchmarks of adjustable-rate loans. The average yield on net loans receivable increased 27 basis points to 4.94% for the three months ended June 30, 2019 from 4.67% for the three months ended June 30, 2018, due to higher average balances of loan receivable and higher market interest rates. The cost of interest-bearing liabilities increased 42 basis points to 1.47% for the three months ended June 30, 2019 from 1.05% for the three months ended June 30, 2018. The increase in the cost of interest-bearing liabilities was attributable to higher average balances of money market accounts and the higher interest rate environment.

Interest and Dividend Income. Interest and dividend income increased $738,000, or 12.0%, to $6.9 million for the three months ended June 30, 2019 from $6.2 million for the three months ended June 30, 2018. The increase was attributable to a $32.3 million, or 5.7%, increase in the average balance of interest-earning assets in addition to a 26 basis point increase in the yield on such assets to 4.62% for the quarter ended June 30, 2019 compared with 4.36% the prior year period.

Interest earned on loans increased $706,000, or 12.3%, to $6.4 million for the three months ended June 30, 2019 compared with $5.7 million the same period prior year due to a $29.9 million increase in the average balance in the net loan receivable and the higher interest rate environment affecting the benchmarks of adjustable-rate loans.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $33,000, or 8.3%, to $432,000 at June 30, 2019 from $399,000 at June 30, 2018. The average yield on investment securities and interest earning deposits increased 11 basis points to 2.33% for the three months ended June 30, 2019 from 2.22% for the three months ended June 30, 2018.

Interest Expense. Interest expense increased $516,000, or 44.3%, to $1.7 million for the three months ended June 30, 2019 from $1.2 million for the three months ended June 30, 2018. The average balance of interest-bearing liabilities increased $13.9 million, or 3.1%, to $460.0 million from $446.0 million between the two periods, while the cost on such liabilities increased 42 basis points to 1.47% for the three months ended June 30, 2019 from 1.05% compared with the prior year period.

The average balance of interest bearing deposits increased $15.4 million, or 3.8%, to $425.0 million at June 30, 2019 from $409.6 million at June 30, 2018, while the average cost of such deposits increased 44 basis points to 1.40% from 0.96% between the two periods. The increase in the cost of interest bearing deposits was attributable to higher average balances of money market accounts and the higher interest rate environment. As a result, interest paid on interest-bearing deposits increased $501,000, or 51.1%, to $1.5 million for the three months ended June 30, 2019 from $981,000 for the three months ended June 30, 2018.

Interest paid on advances increased $15,000, or 8.1%, to $200,000 for the three months ended June 30, 2019 from $185,000 for the same period prior year due to a higher average cost of advances, which increased 26 basis points to 2.30% for the three months ended June 30, 2019 from 2.04% for the three months ended June 30, 2018, reflecting the higher market interest rate environment.

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

After an evaluation of these factors, management recorded a provision of $194,000 for the three months ended June 30, 2019 compared to a provision of $276,000 for the three months ended June 30, 2018. The provision for loan losses decreased during the current period due to lower growth in net loans receivable, which increased $10.9 million during the three months ended June 30, 2019 compared with growth of $15.2 million for the three months ended June 30, 2018. Net charge-offs increased $41,000 to $100,000 for the three months ended June 30, 2019 compared with $60,000 for the three months ended June 30, 2018.

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

Other Income. Non-interest income decreased $99,000, or 19.0%, to $422,000 during the three months ended June 30, 2019 compared to $521,000 for the three months ended June 30, 2018. The decrease was attributable to lower gains from the sale of the guaranteed portion of Small Business Administration 7(a) loans, which decreased $146,000 from the prior year period.

Other Expenses. Non-interest expenses increased $66,000, or 1.5%, to $4.4 million compared with the three months ended June 30, 2018. Compensation and benefit expenses increased $85,000, or 3.4%, from the prior year period due to annual merit increases for employees and higher employee medical insurance expenses. Partially offsetting the increase in compensation and benefit expense were lower expenses from other real estate owned. Other real estate owned expenses declined $51,000 to $12,000 due to sales of properties during the year and net gains recorded on sales during the three months ended June 30, 2019 totaling $22,000.

Income Tax Expense. The Company recorded tax expense of $301,000 on income of $1.0 million for the three months ended June 30, 2019, compared to tax expense of $289,000 on income of $888,000 for the three months ended June 30, 2018. The increase was due to a $139,000 increase in the Company’s results from operations, partially offset by the lower corporate tax rate resulting from the Tax Cuts and Jobs Act that was signed into law December 22, 2018. The effective tax rate for the three months ended June 30, 2019 was 29.3% compared with 32.5% for the three months ended June 30, 2018.

Comparison of Operating Results for the Nine Months Ended June 30, 2019 and 2018

Net Income. Net income increased $854,000, or 64.5%, to $2.2 million during the nine month period ended June 30, 2019 compared with $1.3 million for the nine month period ended June 30, 2018 due to higher net interest and dividend income and lower provisions for loan loss.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $723,000, or 4.9%, to $15.4 million for the nine month period ended June 30, 2019 from $14.6 million for the nine months ended June 30, 2018. The net interest margin decreased by 8 basis points to 3.41% for the nine months ended June 30 compared to 3.49% for the nine months ended June 30, 2018.

The yield on interest-earning assets increased 25 basis points to 4.52% for the nine months ended June 30, 2019 from 4.27% for the nine months ended June 30, 2018 primarily due to higher average balances of loans receivable, net of allowance for loan losses, which increased $33.6 million, as well as the higher interest rate environment affecting the benchmarks of adjustable-rate loans. The average yield on net loans receivable increased 28 basis points to 4.88% for the nine months ended June 30, 2019 from 4.60% for the nine months ended June 30, 2018, due to higher average balances of loan receivable and higher market interest rates. The cost of interest-bearing liabilities increased 44 basis points to 1.42% for the nine months ended June 30, 2019 from 0.98% for the nine months ended June 30, 2018. The increase in the cost of interest-bearing liabilities was attributable to higher average balances of money market accounts and the higher interest rate environment.

Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 13.7%, to $20.4 million for the nine months ended June 30, 2019 compared to $17.9 million for the nine months ended June 30, 2018. The average balance of interest-earning assets increased $41.7 million, or 7.4%, to $603.0 million from $561.3 million between the nine months periods ended June 30, 2019 and 2018, respectively, while the yield on such assets increased 25 basis points to 4.52% for the nine months ended June 30, 2019 compared with 4.27% for the nine months ended June 30, 2018.

Interest earned on loans increased $2.2 million, or 13.4%, to $18.8 million for the nine months ended June 30, 2019 compared with $16.6 million the same period prior year due to a $33.6 million increase in the average balance in the net loan receivable and the higher interest rate environment affecting the benchmarks of adjustable-rate loans.

Interest earned on our investment securities, including interest earning deposits and excluding FHLB stock, increased $230,000, or 18.6%, to $1.5 million for the nine months ended June 30, 2019 compared with $1.2 million for the same period last year. The increase was due to a $8.1 million, or 10.4%, increase in the average balance of such securities and deposits to $86.8 million for the nine months ended June 30, 2019 from $77.7 million at June 30, 2018. The average yield on investment securities and interest earning deposits increased 17 basis points to 2.29% for the nine months ended June 30, 2019 from 2.12% for the nine months ended June 30, 2018 due to higher market interest rates.

Interest Expense. Interest expense increased $1.7 million, or 53.4%, to $5.0 million for the nine months ended June 30, 2019 from $3.3 million for the nine months ended June 30, 2018. The average balance of interest-bearing liabilities increased $25.6 million, or 5.8%, to $469.4 million from $443.8 million between the two periods while the cost on such liabilities increased 44 basis points to 1.42% from 0.98%.

The average balance of interest bearing deposits increased $25.2 million, or 6.1%, to $435.3 million at June 30, 2019 from $410.1 million at June 30, 2018, while the average cost of such deposits increased 46 basis points to 1.36% for the nine months ended June 30, 2019 from 0.90% for the nine months ended June 30, 2018. Interest paid on deposits increased $1.7 million, or 61.2%, to $4.4 million for the nine months ended June 30, 2019 from $2.7 million for the nine months ended June 30, 2018. Contributing to the higher balance and cost of deposits were money market account deposit promotions run during the Company’s first quarter.

Interest paid on advances increased $58,000, or 11.3%, to $570,000 for the nine months ended June 30, 2019 compared with $512,000 for the same period prior year. The average balance of such borrowings increased $406,000 to $34.1 million from $33.7 million while the average cost of advances increased 20 basis points to 2.23% for the nine months ended June 30, 2019 from 2.03% for the same period of June 30, 2018.

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

After an evaluation of these factors, management recorded a provision of $501,000 for the nine months ended June 30, 2019 compared to $782,000 for the nine months ended June 30, 2018. The provision for loan losses decreased during the current period due to lower growth in net loans receivable, which increased $17.8 million during the nine months ended June 30, 2019 compared with growth of $28.1 million for the nine months ended June 30, 2018. In addition, the Company recorded net charge-offs totaling $8,000 for the nine months ended June 30, 2019 compared to $272,000 for the nine months ended June 30, 2018.

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

Other Income. Non-interest income decreased $123,000, or 8.0%, to $1.4 million for the nine months ended June 30, 2019 compared to $1.5 million the prior year period. The decrease was attributable to lower gains on the sale of investment securities and the guaranteed portion of Small Business Administration 7(a) loans, which decreased $259,000 to $210,000 for the nine months ended June 30, 2019 from $469,000 for the nine months ended June 30, 2018. Partially offsetting this decrease was a $137,000 increase in service charge income due to higher loan prepayment fees and late charges as well as higher deposit fee income.

Other Expenses. Non-interest expenses increased $157,000, or 1.2%, to $13.2 million during the nine months ended June 30, 2019 from $13.0 million the nine months ended June 30, 2018. Compensation and benefit expenses increased $244,000, or 3.3%, from the prior year period due to annual merit increases for employees. Professional fees increased $59,000 due to higher legal expenses related to the collection and foreclosure of non-performing loans. Data processing expenses increased $48,000 due to product and marketing enhancements as well as growth in the number of deposit accounts. Offsetting these increases was a $189,000 decrease in OREO expenses to $273,000 due to sales of properties during the year and net losses recorded on sales during the nine months ended June 30, 2019 totaling $150,000 compared with $241,000 for the prior year period.

Income Tax Expense. The Company recorded income tax expense of $905,000 on income of $3.1 million for the nine months ended June 30, 2019, compared to tax expense of $1.0 million on income of $2.4 million for the nine months ended June 30, 2018. The decrease was due to the enactment of the Tax Cuts and Jobs Act on December 22, 2018, which lowered the Company’s federal income tax rate from 34% to 21% and resulted in a $306,000 charge from the write-down of deferred tax assets for the prior year period. The effective tax rate for the nine months ended June 30, 2019 was 29.4% compared with 43.9% for the nine months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2019 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2019, the Company had commitments outstanding under letters of credit of $1.5 million, commitments to originate loans of $19.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $57.1 million. There has been no material change during the nine months ended June 30, 2019 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2019, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.67%, and total qualifying capital as a percentage of risk-weighted assets was 12.67%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended June 30, 2019. Through June 30, 2019, the Company had repurchased 81,000 shares at an average price of $8.33.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2019 and September 30, 2018; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2019 and 2018; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended June 30, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 14, 2019	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 14, 2019	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer