Form 10-K
period 2019-09-30
Magyar Bancorp, Inc.
filed 2019-12-19
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission File Number: 000-51726

Magyar Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732) 342-7600

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	MGYR	The NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2019 was $29.5 million. As of December 15, 2019, there were 5,820,746 outstanding shares of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.       Proxy Statement for the Annual Meeting of Stockholders to be held in February, 2020 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2019

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2019, Magyar Bancorp, Inc. had consolidated assets of $630.3 million, total deposits of $530.1 million and stockholders’ equity of $54.7 million. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the FRB and the NJDBI.

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to a New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our seven branch offices located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and Edison, New Jersey. The telephone number at our main office is (732) 342-7600 and our website is located at www.magbank.com.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2019 our market share of deposits was 1.27% and 0.48% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.25% and 0.58%, respectively, at June 30, 2018.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $190.4 million, or 36.4% of our total loans at September 30, 2019. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2019. We also originate commercial real estate, commercial business and construction loans. At September 30, 2019, these loans totaled $232.5 million, $48.8 million and $28.5 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2019, home equity lines of credit and stock-secured demand loans totaled $17.8 million and $5.0 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to-four-family residential	$190,415	36.4%	$185,287	36.2%	$178,336	37.6%	$173,235	37.8%	$169,781	40.1%
Commercial real estate	232,544	44.5%	219,347	42.8%	207,118	43.7%	199,510	43.6%	173,864	41.0%
Construction	28,451	5.4%	30,412	5.9%	22,622	4.8%	14,939	3.3%	6,679	1.6%
Home equity lines of credit	17,832	3.4%	17,982	3.5%	18,536	3.9%	21,967	4.8%	21,176	5.0%
Commercial business	48,769	9.3%	53,320	10.4%	41,113	8.7%	38,865	8.5%	41,485	9.8%
Other	4,990	1.0%	6,150	1.2%	6,266	1.3%	9,355	2.0%	10,305	2.5%
Total loans receivable	$523,001	100.0%	$512,498	100.0%	$473,991	100.0%	$457,871	100.0%	$423,290	100.0%
Net deferred loan costs	104		132		177		216		192
Allowance for loan losses	(4,888)		(4,200)		(3,475)		(3,056)		(2,886)

Total loans receivable, net	$518,217		$508,430		$470,693		$455,031		$420,596

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four-Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2020	$3,078	4.66%	$17,271	6.15%	$27,574	6.41%	$5,815	5.51%
2021	338	4.53%	3,374	4.93%	444	5.63%	182	5.30%
2022	2,805	4.10%	3,355	4.90%	—	—	1,126	4.42%
2023 to 2024	2,647	4.75%	11,934	4.65%	207	5.75%	—	—
2025 to 2029	9,387	3.88%	17,896	5.11%	50	4.25%	256	4.92%
2030 to 2034	17,203	4.11%	30,903	4.79%	60	4.13%	2,664	4.85%
2035 and beyond	154,957	4.33%	147,811	4.88%	116	4.66%	7,789	5.58%
Total	$190,415	4.30%	$232,544	4.97%	$28,451	6.38%	$17,832	5.36%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2020	$28,810	5.40%	$68	0.02%	$82,616	5.87%
2021	2,353	5.26%	5	13.00%	6,696	5.09%
2022	1,059	4.88%	11	14.30%	8,356	4.58%
2023 to 2024	3,588	5.08%	61	7.40%	18,437	4.77%
2025 to 2029	7,443	5.58%	13	5.91%	35,045	4.88%
2030 to 2034	1,558	6.20%	2	6.26%	52,390	4.61%
2035 and beyond	3,958	6.52%	4,830	4.08%	319,461	4.64%
Total	$48,769	5.50%	$4,990	4.10%	$523,001	4.85%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2019 that are contractually due after September 30, 2020.

	Due After September 30, 2020
	Fixed	Adjustable	Total
	(In thousands)

One-to-four-family residential	$114,327	$73,010	$187,337
Commercial real estate	12,190	203,083	215,273
Construction	675	202	877
Home equity lines of credit	901	11,116	12,017
Commercial business	8,931	11,028	19,959
Other	108	4,814	4,922

Total	$137,132	$303,253	$440,385

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2019, $190.4 million, or 36.4% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank has not participated in “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage lending. At September 30, 2019, non-performing residential mortgage loans totaled $114,000, or 0.06% of the total residential loan portfolio. Interest income of $2,000 would have been recorded on non-performing residential mortgage loans for the year ended September 30, 2019, if they had been current in accordance with their original terms. During the year ended September 30, 2019, there were no charge-offs against the allowance for loan loss for impaired residential real estate loans while $120,000 was recovered from prior year charge offs.

We also originate home equity loans secured by residences located in our market area. The underwriting standards we use for home equity loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is 80%. Home equity loans are generally offered with fixed rates of interest with the loan amount not to exceed $500,000 and with terms of up to 30 years. At September 30, 2019, there were no non-performing home equity loans nor were there were any charge-offs against the allowance for loan loss.

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. There were no fixed-rate mortgage loans sold to Freddie Mac during the year ended September 30, 2019 and there were no loans were held for sale at September 30, 2019.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. We did not purchase any participation residential mortgage loans during the year ended September 30, 2019. We underwrite residential mortgage loans participations using the same criteria as if we were originating the loans.

At September 30, 2019, we had $117.4 million of fixed-rate residential mortgage loans, which represented 61.7% of our total residential mortgage loan portfolio. At September 30, 2019, our largest fixed-rate residential mortgage loan was $1.8 million. The loan was performing in accordance with its terms at September 30, 2019.

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

At September 30, 2019, adjustable-rate residential mortgage loans totaled $73.0 million, or 38.3% of our total residential mortgage loan portfolio. The largest adjustable-rate residential mortgage loan was for $2.6 million. The loan was performing in accordance with its terms at September 30, 2019.

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

Commercial Real Estate Loans. We also originate commercial real estate loans, most of which are secured by properties located in our primary market area. At September 30, 2019, $232.5 million, or 44.5%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $9.2 million. At September 30, 2019, our largest commercial real estate loan was $5.9 million to finance the purchase of a manufacturing business in New Jersey. The loan was performing in accordance with its terms at September 30, 2019.

At September 30, 2019, four commercial real estate loans totaling $2.7 million were non-performing. During the year ended September 30, 2019, $1,000 was charged-off against the allowance for loan loss and there were no recoveries from prior year charge-offs. Interest income of $111,000 would have been recorded on non-performing commercial real estate loans for the year ended September 30, 2019, if they had been current in accordance with their original terms. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2019, our construction loans totaled $28.5 million, or 5.4% of total loans.

At September 30, 2019, construction loans for the development of one-to four-family residential properties totaled $13.3 million. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2019, construction loans for the development of commercial properties totaled $13.3 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

At September 30, 2019, construction loans for the development of town homes, condominiums and apartment buildings totaled $1.8 million. The maximum loan-to-value ratio limit applicable to these loans is 70% of the appraised value of the property. We may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $9.2 million. At September 30, 2019, our largest outstanding construction loan was a $4.9 million loan to finance the construction of a rail-and-truck served transfer station/material recovery facility located in New Jersey. The loan was performing in accordance with its terms at September 30, 2019. At September 30, 2019, there was one non-performing construction loan totaling $2.9 million. Interest income of $368,000 would have been recorded on this non-performing construction loan for the year ended September 30, 2019, if it had been current in accordance with its original term. During the year ended September 30, 2019, there were no construction loan charge-offs against the allowance for loan loss nor were there any recoveries from prior year charge-offs.

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

Commercial Business Loans. At September 30, 2019, our commercial business loans totaled $48.8 million, or 9.3% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

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

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay the loan from his or her employment income, and which are secured by real property with ascertainable value, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the repayment of commercial business loans may depend substantially on the success of the borrower’s business. As such the performance of these types of loans may be particularly sensitive to local and/or national economic conditions. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We try to minimize these risks through our underwriting standards.

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $9.2 million. At September 30, 2019, our largest commercial business loan was a $5.6 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2019. At September 30, 2019, two commercial business loan totaling $1.2 million were non-performing. Interest income of $48,000 would have been recorded on non-performing commercial business loans for the year ended September 30, 2019, if they had been current in accordance with their original terms. During the year ended September 30, 2019, $100,000 was charged-off against the allowance for loan loss for one impaired commercial business loan and there were no recoveries from current or prior year charge-offs.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2019, these loans totaled $17.8 million, or 3.4% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $9.2 million currently. At September 30, 2019, our largest home equity line of credit loan was $1.4 million. The loan was performing according to its terms at September 30, 2019. At September 30, 2019, there were no non-performing home equity lines of credit, there were no charge-offs, and there was one recovery totaling $1,000 from a prior year charge-off.

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

At September 30, 2019, stock-secured loans totaled $4.7 million, or 0.91% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2019, loans totaling $4.7 million, or 0.91% of our loan portfolio, were secured by the common stock of Johnson & Johnson a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2019, the aggregate loan-to-value ratio of the stock-secured portfolio was 30.5%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of selling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2019.

At September 30, 2019, we were servicing SBA guaranteed and commercial participation loans sold in the amount of $24.6 million and $10.5 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2019, we had $20.5 million of loan participation interests in which we were the lead lender, and $17.2 million in loan participations in which we were not the lead lender. There were no commercial real estate loan participations originated during the year ended September 30, 2019 in which we were not the lead lender. We have entered into certain loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2019, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2019, we originated $26.4 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans and $29.2 million of fixed-rate and adjustable-rate commercial real estate loans. The fixed-rate loans are primarily loans with terms of 30 years or less. We also originated $7.6 million of construction loans, $8.1 million of commercial business loans, and $3.6 million of home equity lines of credit and other loans.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2019, we had $9.0 million of one-to four-family residential mortgage loans that were serviced by other lenders.

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

	September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$114	$138	$1,663	$2,486	$2,057
Commercial real estate	2,652	455	482	443	1,895
Construction	2,900	—	—	—	—
Home equity lines of credit	—	90	—	281	255
Commercial business	1,228	223	213	997	1,690

Total non-accrual loans	6,894	906	2,358	4,207	5,897

Accruing loans three months or more past due:
One-to four-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Other	—	—	—	—	—

Total loans three months or more past due	—	—	—	—	—

Total non-performing loans	6,894	906	2,358	4,207	5,897

Other real estate owned	7,528	8,586	11,056	12,082	16,192

Total non-performing assets	14,422	9,492	13,414	16,289	22,089
Performing troubled debt restructurings	363	—	182	—	713
Performing troubled debt restructurings
and total non-performing assets	$14,785	$9,492	$13,596	$16,289	$22,803

Ratios:
Total non-performing loans to total loans	1.32%	0.18%	0.50%	0.92%	1.39%
Total non-performing loans and performing
troubled debt restructurings to total loans	1.39%	0.18%	0.54%	0.92%	1.56%
Total non-performing assets to total assets	2.29%	1.52%	2.22%	2.79%	4.01%
Total non-performing assets and performing
troubled debt restructurings to total assets	2.35%	1.52%	2.25%	2.79%	4.14%

At September 30, 2019, our portfolio of commercial business, commercial real estate and construction loans totaled $309.8 million, or 59.2% of our total loans, compared to $303.1 million, or 59.1% of our total loans, at September 30, 2018. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructurings and total non-performing assets increased $5.3 million to $14.8 million at September 30, 2019 from $9.5 million at September 30, 2018, and increased $1.2 million from $13.6 million at September 30, 2017.

Additional interest income of approximately $530,000 and $40,000 would have been recorded during the fiscal years ended September 30, 2019 and 2018, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. The Company generally continues to recognize interest income on impaired loans that are performing.

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. There was one new TDR loan totaling $363,000 during the fiscal year ended September 30, 2019 that was performing in accordance with its restructured terms at September 30, 2019. There were no TDR loans for the fiscal year ended September 30, 2018.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2019
One-to four-family residential	—	$—	1	$114	1	$114
Commercial real estate	1	58	4	2,652	5	2,710
Construction	—	—	1	2,900	1	2,900
Commercial business	—	—	2	1,228	2	1,228
Total	1	$58	8	$6,894	9	$6,952

At September 30, 2018
One-to four-family residential	—	$—	1	$138	1	$138
Commercial real estate	—	—	3	455	3	455
Home equity lines of credit	—	—	3	90	3	90
Commercial business	—	—	2	223	2	223
Total	—	$—	9	$906	9	$906

At September 30, 2017
One-to four-family residential	1	$127	8	$1,663	9	$1,790
Commercial real estate	—	—	3	482	3	482
Home equity lines of credit	1	192	—	—	1	192
Commercial business	1	80	1	213	2	293
Other	—	—	—	—	—	—
Total	3	$399	12	$2,358	15	$2,757

At September 30, 2016
One-to four-family residential	1	$44	10	$2,486	11	$2,530
Commercial real estate	1	490	3	443	4	933
Home equity lines of credit	—	—	3	281	3	281
Commercial business	1	3	1	997	2	1,000
Total	3	$537	17	$4,207	20	$4,744

At September 30, 2015
One-to four-family residential	4	$730	14	$2,058	18	$2,788
Commercial real estate	—	—	4	1,895	4	1,895
Home equity lines of credit	—	—	3	255	3	255
Commercial business	1	19	1	1,690	2	1,709
Total	5	$749	22	$5,898	27	$6,647

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $7.5 million of OREO properties at September 30, 2019, a decrease of $1.1 million from $8.6 million at September 30, 2018. The Company was able to dispose of four properties with an aggregate carrying value of $1.4 million for a net gain of $57,000 while the Company was also able to secure the title for two other property totaling $503,000 during the year ended September 30, 2019.

OREO at September 30, 2019 consisted of three residential properties (two of which were leased) totaling $1.7 million, four real estate lots/land totaling $3.2 million, and four commercial real estate buildings totaling $2.7 million. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, marketing the properties for individual sale, or selling properties to an investor and/or developer.

The Company recorded $212,000 in valuation allowances against one property during the year ended September 30, 2019 based on an updated appraisal of the property. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to OREO that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review of assets at September 30, 2019, classified loans consisted of $1.4 million of special mention assets and $7.6 million of substandard assets.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2019 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the NJDBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Balance at beginning of period	$4,200	$3,475	$3,056	$2,886	$2,835

Charge-offs:
One-to four-family residential	—	213	295	134	176
Commercial real estate	1	—	23	61	396
Construction	—	—	—	—	342
Home equity lines of credit	—	—	—	98	461
Commercial business	100	170	672	1,118	274
Other	—	3	—	—	2
Total charge-offs	101	386	990	1,411	1,651

Recoveries:
One-to four-family residential	120	87	35	—	400
Commercial real estate	—	23	—	100	—
Construction	—	3	12	7	38
Home equity lines of credit	1	1	15	82	—
Commercial business	—	—	4	26	—
Total recoveries	121	114	66	215	438

Net charge-offs	(20)	272	924	1,196	1,213
Provision for loan losses	668	997	1,343	1,366	1,264

Balance at end of period	$4,888	$4,200	$3,475	$3,056	$2,886

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.06%	0.20%	0.28%	0.29%
Allowance for loan losses to total
non-performing loans at end of period	70.90%	463.57%	147.37%	72.64%	48.93%
Allowance for loan losses to total loans
at end of period	0.93%	0.82%	0.73%	0.67%	0.68%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2019
One-to four-family residential	$731	14.95%	36.41%
Commercial real estate	2,066	42.28%	44.46%
Construction	511	10.45%	5.44%
Home equity lines of credit	138	2.82%	3.41%
Commercial business	1,184	24.23%	9.32%
Other	8	0.16%	0.95%
Unallocated	250	5.11%	0.00%
Total allowance for loan losses	$4,888	100.00%	100.00%

At September 30, 2018
One-to four-family residential	$687	16.36%	36.15%
Commercial real estate	1,540	36.67%	42.80%
Construction	493	11.74%	5.93%
Home equity lines of credit	109	2.60%	3.51%
Commercial business	1,151	27.40%	10.40%
Other	25	0.60%	1.20%
Unallocated	195	4.63%	0.00%
Total allowance for loan losses	$4,200	100.00%	100.00%

At September 30, 2017
One-to four-family residential	$587	16.89%	37.62%
Commercial real estate	1,277	36.75%	43.70%
Construction	490	14.10%	4.77%
Home equity lines of credit	57	1.64%	3.91%
Commercial business	956	27.51%	8.67%
Other	6	0.17%	1.32%
Unallocated	102	2.94%	0.00%
Total allowance for loan losses	$3,475	100.00%	100.00%

At September 30, 2016
One-to four-family residential	$542	17.74%	37.83%
Commercial real estate	1,075	35.18%	43.57%
Construction	361	11.81%	3.26%
Home equity lines of credit	71	2.32%	4.80%
Commercial business	976	31.94%	8.49%
Other	9	0.29%	2.04%
Unallocated	22	0.72%	0.00%
Total allowance for loan losses	$3,056	100.00%	100.00%

At September 30, 2015
One-to four-family residential	$395	13.69%	40.10%
Commercial real estate	931	32.26%	41.00%
Construction	452	15.66%	1.60%
Home equity lines of credit	53	1.84%	5.00%
Commercial business	969	33.58%	9.80%
Other	7	0.24%	2.50%
Unallocated	79	2.73%	0.00%
Total allowance for loan losses	$2,886	100.00%	100.00%

Investments

Our Board of Directors has adopted our Investment Policy. This policy determines the types of securities in which we may invest. The Investment Policy is reviewed annually by the Board of Directors and changes to the policy are subject to approval by our Board of Directors. While general investment strategies are developed by the Asset and Liability Committee, the execution of specific actions rests primarily with our President and our Chief Financial Officer. They are responsible for ensuring the guidelines and requirements included in the Investment Policy are followed. They are authorized to execute transactions that fall within the scope of the established Investment Policy up to $2.5 million per transaction individually or $5.0 million per transaction jointly. Investment transactions in excess of $5.0 million must be approved by the Asset and Liability Committee. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.

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

At September 30, 2019, our securities portfolio totaled $46.2 million, or 7.3% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2019, $29.5 million of our securities were classified as held-to-maturity and reported at amortized cost, and $16.7 million were classified as available-for-sale and reported at fair value. At September 30, 2019, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2019, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $42.8 million, or 92.7% of our total securities portfolio. Of this amount, $38.9 million were mortgage-backed securities and $4.0 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2019, our mortgage-backed securities, including CMOs, totaled $39.2 million, or 84.9% of our total securities portfolio. Included in this balance was $363,000 of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 2.65% at September 30, 2019. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2019 was $39.4 million, which was $236,000 million less than the amortized cost. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2019, the Bank held one corporate note issued by Wells Fargo Bank at its amortized value totaling $3.0 million. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2019, we held no equity securities other than $2.2 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following tables set forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2019				At September 30, 2018				At September 30, 2017
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$480	$15	$—	$495	$1,463	$40	$(8)	$1,495	$—	$—	$—	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,663	80	(35)	14,708	$19,262	$13	$(662)	$18,613	$9,442	$9	$(125)	$9,326
Debt securities	1,500	—	—	1,500	2,500	—	(139)	2,361	2,500	—	(51)	2,449
Private label mortgage-backed securities-residential	—	—	—	—	—	—	—	—	40	—	—	40
Total securities available for sale	$16,643	$95	$(35)	$16,703	$23,225	$53	$(809)	$22,469	$11,982	$9	$(176)	$11,815

	At September 30, 2019				At September 30, 2018				At September 30, 2017
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities held to maturity:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$445	$—	$(54)	$391	$568	$—	$(93)	$475	$3,466	$123	$(96)	$3,493
Mortgage backed securities-commercial	842	—	(6)	836	904	—	(9)	895	968	—	(10)	958
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	22,363	276	(47)	22,592	26,316	4	(867)	25,453	39,016	349	(251)	39,114
Debt securities	2,468	10	—	2,478	2,464	—	(142)	2,322	4,461	—	(24)	4,437
Private label mortgage-backed securities-residential	363	7	—	370	393	1	—	394	457	—	(2)	455
Corporate securities	3,000	—	(323)	2,677	3,000	—	(388)	2,612	3,000	—	(216)	2,784
Total securities held to maturity	$29,481	$293	$(430)	$29,344	$33,645	$5	$(1,499)	$32,151	$51,368	$472	$(599)	$51,241

At September 30, 2019, a total of seventeen securities with an aggregate fair value of $19.6 million had gross unrealized losses of $465,000, or approximately 2.4% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2019 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	September 30, 2019
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$—	—%	$—	—%	$—	—%	$480	3.50%	$480	3.50%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	995	2.25%	5,451	2.97%	1,791	2.21%	6,426	2.52%	14,663	2.63%
Debt securities	—	—%	1,500	1.77%	—	—%	—	—%	1,500	1.77%
Total securities available for sale	$995	2.25%	$6,951	2.71%	$1,791	2.21%	$6,906	2.59%	$16,643	2.58%

	September 30, 2019
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	—	—%	$—	—%	—	—%	$445	3.00%	$445	3.00%
Mortgage-backed securities - commercial	—	—%	—	—%	—	—%	842	2.91%	842	2.91%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	—	—%	8,444	2.14%	4,861	2.48%	9,058	3.06%	22,363	2.59%
Debt securities	—	—%	1,499	2.69%	—	—%	969	2.34%	2,468	2.55%
Private label mortgage-backed securities - residential	—	—%	—	—%	—	—%	363	4.88%	363	4.88%
Corporate securities	—	—%	—	—%	3,000	1.23%	—	—%	3,000	1.23%
Total securities held to maturity	$—	—%	$9,943	2.22%	$7,861	2.00%	$11,677	3.04%	$29,481	2.49%

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

Deposits. Our deposits are generated primarily from customers within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2019, we had $6.9 million in brokered deposits as compared to $14.8 million at September 30, 2018.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2019, $116.8 million, or 22.0% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2019			2018			2017
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$106,422	20.08%	0.00%	$104,745	19.76%	0.00%	$98,728	19.16%	0.00%
Savings accounts	70,598	13.32%	0.67%	81,373	15.35%	0.65%	107,362	20.84%	0.74%
NOW accounts	48,164	9.09%	0.59%	46,336	8.74%	0.32%	43,556	8.45%	0.25%
Money market accounts	188,115	35.49%	1.35%	167,340	31.57%	1.27%	137,527	26.69%	0.77%
Certificates of deposit	100,016	18.87%	1.97%	112,014	21.13%	1.66%	108,740	21.11%	1.20%
Retirement accounts	16,760	3.16%	1.62%	18,329	3.46%	1.41%	19,288	3.74%	1.24%

Total deposits	$530,075	100.00%	1.04%	$530,137	100.00%	0.93%	$515,201	100.00%	0.68%

As of September 30, 2019, the aggregate amount of outstanding certificates of deposit (including retirement and brokered accounts) in amounts greater than or equal to $100,000 was $78.7 million. The following table sets forth the maturity of these certificates as of September 30, 2019 (in thousands):

Three months or less	$13,426
Over three months through six months	17,246
Over six months through one year	16,003
Over one year to three years	20,652
Over three years	11,324

Total	$78,651

At September 30, 2019, $71.3 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2019	2018	2017
	(In thousands)

Beginning balance	$425,392	$416,473	$398,188
Net deposits before interest credited	(7,454)	5,242	15,434
Interest credited	5,715	3,677	2,851

Ending balance	$423,653	$425,392	$416,473

Borrowings. Our borrowings consist of short-and long-term advances from the Federal Home Loan Bank of New York. As of September 30, 2019, we had long term advances from the Federal Home Loan Bank in the amount of $36.2 million. These aggregate borrowings represent 6.3% of total liabilities and had a weighted average rate of 2.26% at September 30, 2019. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2019, we had an aggregate borrowing capacity of $137.9 million with the Federal Home Loan Bank.

Repurchase agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities in our Consolidated Balance Sheets. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity or call period of the agreement. The Company did not have any repurchase agreements at or during the year ended September 30, 2019.

Long-term Federal Home Loan Bank of New York advances as of September 30, 2019 mature as follows (in thousands):

Year Ending September 30,

2020	$10,294
2021	7,130
2022	10,731
2023	3,650
2024	4,384
Thereafter	—
$36,189

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2019	2018
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$743	$3,418
Maximum month-end balance during the year	$16,800	$25,175
Average interest rate during the year	2.45%	2.16%

Subsidiary Activities

Magyar Investment Company is a Delaware investment corporation subsidiary for the purpose of buying, selling and holding investment securities. The income earned on Magyar Investment Company’s investment securities may be subject to a lower state tax than that assessed on income earned on investment securities maintained at Magyar Bank.

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

Personnel

At September 30, 2019 we employed 101 full-time employees and 9 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At September 30, 2019, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. For tax years beginning prior to January 1, 2018, the Internal Revenue Code imposed an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Generally, AMT net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Magyar Bancorp, Inc. and Magyar Bank have been subject to the AMT in prior periods but have subsequently used most of these credits against regular tax liabilities.

The Tax Cuts and Jobs Act signed into law on December 22, 2017 repealed the AMT for tax years beginning after December 31, 2017. For the year ended September 30, 2019 the AMT was no longer relevant for Magyar Bancorp, Inc. and Magyar Bank.

Net Operating Loss Carryovers. At September 30, 2019, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2019, the Company did not have any federal or state net operating loss carry forwards available to offset future taxable income for tax reporting purposes.

Corporate Dividends-Received Deduction. Magyar Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Magyar Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 65% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 50% dividends-received deduction is available for dividends received from corporations owned less than 20% by the recipient corporation.

State Taxation

New Jersey State Taxation. The income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corporation, and Magyar Investment Company filed separate New Jersey corporate income tax returns for their fiscal years ended September 30, 2018.

For the tax years ending after July 31, 2019, New Jersey tax law requires members of an affiliated group where there is common ownership to calculate their corporation business tax on a combined or consolidated basis. Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corporation, and Magyar Investment Company will file a New Jersey tax return on a consolidated basis for the year ended September 30, 2019.

Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corp., and Magyar Investment Company are not currently under audit with respect to their New Jersey income tax returns. Their respective state tax returns have been audited within the past two years.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year until it was fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2019, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 11.96%, total capital to risk-based assets was 12.73%, and Tier 1 capital to total assets leverage ratio was 9.03%.

Legislation enacted in May 2018 required the federal banking agencies to establish a “community bank leverage ratio” of tangible equity capital to total average consolidated assets of between 8.0% to 10.0% for institutions with less than $10 billion of assets (the “Community Bank Leverage Ratio”). Institutions with capital meeting the specified requirement and electing to follow the alternative regulatory capital structure will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The federal banking agencies have adopted final regulations that has set 9.0% as the minimum capital for the Community Bank Leverage Ratio, effective January 1, 2020. A financial institution can elect to be subject to this capital framework.

Prompt Corrective Action. The FDIC Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Effective with the March 31, 2020 Call Report, qualifying community banking organizations that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized.

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

As of September 30, 2019, Magyar Bank was in compliance with these requirements.

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

On April 26, 2016, the FDIC Board adopted a rule in accordance with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires large institutions (those greater than $10 billion in assets) to bear the burden of raising the Reserve Ratio from 1.15% to 1.35%. The rule also amended small institution pricing for deposit insurance which was effective the quarter after the Reserve Ratio reaches 1.15%. The Reserve Ratio is the total of the Deposit Insurance Fund (“DIF”) divided by the total estimated insured deposits of the industry. The Reserve Ratio reached 1.15% effective as of June 30, 2016, lowering small institution assessment rates to between 1.5 and 16 basis points for banks in the lowest risk category and 3 to 30 basis points for banks in the higher risk categories. The rule required small institutions to receive credits to offset their contribution for raising the Reserve Ratio to 1.35% once the reserve ratio reached 1.38%. During the quarter ended June 30, 2019, the reserve ratio reached 1.40% resulting in a $152,000 credit to Magyar Bank, $104,000 of which was used to offset the insurance premium due for the quarter ended June 30, 2019. The rule also eliminated the previous risk categories in favor of an assessment schedule based on examination ratings and financial modeling.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments continued until the last of the FICO bonds matured in 2019. Our expense for the assessment of deposit insurance and the FICO payments was $326,000 for the year ended September 30, 2019 and $426,000 for the year ended September 30, 2018.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2019, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2019, the fair value of our total securities portfolio was $46.0 million. The unrealized net loss on securities totaled $465,000 on a pre-tax basis at September 30, 2019.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2019, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $887,000, or 4.37%, decrease in net interest income in the first year following the change in interest rates, and a $32,000, or 0.16%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2019, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience a $224,000, or 1.10%, decrease in net interest income in the first year following the change in interest rates, and a $869,000, or 4.24%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2019, our available-for-sale securities portfolio totaled $16.7 million, which included $15.2 million mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2019, our portfolio of commercial business and commercial real estate loans totaled $281.3 million, or 53.8% of our total loans, compared to $272.7 million, or 53.2% of our total loans at September 30, 2018 and $248.2 million, or 52.4% of our total loans at September 30, 2017. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2019, our non-performing loans increased to $6.9 million from $906,000 at September 30, 2018. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

We may be adversely affected by recent changes in tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, has had both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in the federal corporate tax rate from 35% to 21%, which has had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes.

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

Additionally, legislation in New Jersey that was adopted in July 2018 increased our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, so we cannot yet fully evaluate the impact of the legislation on our overall tax expense. However, the new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.93% of total loans and 70.9% of total non-performing loans at September 30, 2019. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2019.

Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that is referred to as Current Expected Credit Loss, or CECL. The implementation of CECL has been delayed for smaller reporting companies, such as the Company, until January 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Risks Associated with Cyber-Security Could Negatively Affect Our Earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions. We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

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

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our offices as of September 30, 2019:

	Leased or	Original Year	Year of
Location	Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	-
New Brunswick, New Jersey, 08901

Full - Service Branches:
3050 State Route 27	Owned	1969	-
Kendall Park, New Jersey, 08824

596 Milltown Road	Leased	2002	2021
North Brunswick, New Jersey, 08902

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey, 08876

475 North Bridge Street	Leased	2010	2025
Bridgewater, New Jersey, 08807

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey, 08820

1199 Amboy Avenue	Leased	2017	2027
Edison, New Jersey, 08837

Loan Product Office:
46-48 State Route 36	Owned	2016	-
Keyport, New Jersey 07735

The net book value of our premises, land and equipment was approximately $16.2 million at September 30, 2019.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2019, Magyar Bancorp, MHC owned 3,200,450 shares, or 54.0% of the issued shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2019 was 388. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Other than its Employee Stock Ownership Plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. There were no stock options or shares of restricted stock available for issuance with respect to Magyar Bancorp’s equity compensation plans at September 30, 2019

(b)	Not applicable.
(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 81,000 shares had been repurchased as of September 30, 2019 at an average price of $8.33.

There were no repurchases of our common stock during the year ended September 30, 2019.

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

During the year ended September 30, 2019, the Company’s total assets grew $6.4 million, or 1.0%, to $630.3 million. The increase was attributable to a $9.8 million, or 1.9%, increase in loans receivable, net of allowance of loss, a $6.1 million, or 39.7%, increase in cash and cash equivalents, and a $1.8 million, or 15.2%, increase in bank owned life insurance. Partially offsetting this growth were decreases in investment securities, which declined $9.9 million during the year, and other real estate owned, which declined $1.1 million during the year.

Total deposits decreased $62,000, or 0.01%, to $530.1 million during the year ended September 30, 2019 from $530.1 million at September 30, 2018. The contraction in deposits during the twelve months ended September 30, 2019 occurred in certificates of deposit (including individual retirement accounts), which decreased $13.6 million, or 10.4%, and in savings account balances, which decreased $10.8 million, or 13.2%. Offsetting these decreases were increases in money market account balances, which increased $20.8 million, or 12.4%, in non-interest checking account balances, which increased $1.7 million, or 1.6%, and in interest-bearing checking account balances, which increased $1.8 million, or 3.9%. Deposits accounted for 84.1% of assets and 102.3% of net loans receivable at September 30, 2019.

The Company reported net income of $3.0 million for the year ended September 30, 2019. Net income increased $966,000, or 47.6%, compared with net income of $2.0 million for the year ended September 30, 2018. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $692,000 and lower provisions for loan loss, which decreased $329,000.

The Company’s net interest margin decreased by 8 basis points to 3.41% for the year ended September 30, 2019 from 3.49% for the prior year ended September 30, 2018. The Company experienced contraction in its margin due to higher costs of funding due to the flat, and periodically inverted, yield curve during the twelve months ended September 30, 2019.

Throughout 2020, we expect to continue increasing our commercial real estate and commercial business loans while managing non-interest expenses in order to increase profitability of the Company.

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

Comparison of Financial Condition at September 30, 2019 and September 30, 2018

Total Assets. Total assets increased $6.4 million, or 1.0%, during the twelve months ended September 30, 2019. The increase was attributable to a $9.8 million, or 1.9%, increase in loans receivable, net of allowance for loan losses, a $6.1 million, or 39.7%, increase in cash and cash equivalents, and a $1.8 million, or 15.2%, increase in bank owned life insurance. Partially offsetting this growth were decreases in investment securities, which declined $9.9 million during the year, and other real estate owned, which declined $1.1 million during the year.

Loans Receivable. Total loans receivable at September 30, 2019 were comprised of $232.5 million (44.5%) in commercial real estate loans, $190.4 million (36.4%) in 1-4 family residential mortgage loans, $48.8 million (9.3%) in commercial business loans, $28.5 million (5.4%) in construction loans, and $22.8 million (4.4%) in home equity lines of credit and other loans. Total loans receivable at September 30, 2018 were comprised of $219.3 million (42.8%) in commercial real estate loans, $185.3 million (36.2%) in 1-4 family residential mortgage loans, $53.3 million (10.4%) in commercial business loans, $30.4 million (5.9%) in construction loans, and $24.2 million (4.7%) in home equity lines of credit and other loans.

Total non-performing loans increased by $6.0 million to $6.9 million during the year ended September 30, 2019 from $906,000 at September 30, 2018. At September 30, 2019, non-performing loans consisted of four commercial real estate loans totaling $2.7 million, one construction loan totaling $2.9 million, two commercial business loans totaling $1.2 million, and one loan secured by 1-4 family residential mortgage totaling $114,000. The ratio of non-performing loans to total loans was 1.32% at September 30, 2019 compared to 0.18% at September 30, 2018.

Once a loan is deemed non-performing, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, decreased $114,000 to $114,000 at September 30, 2019 from $228,000 at September 30, 2018. The borrower on this loan is deceased and the estate was in the process of selling the home at September 30, 2019. During the year ended September 30, 2019, there were no charge-offs against the allowance for loan loss for residential real estate loans while $120,000 was recovered from prior year charge-offs.

Non-performing commercial real estate loans increased $2.2 million to $2.7 million at September 30, 2019 from $455,000 at September 30, 2018. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2019. During the year ended September 30, 2019, $1,000 was charged-off against the allowance for loan loss and there were no recoveries from prior year charge-offs.

Non-performing commercial business loans increased $1.0 million to $1.2 million at September 30, 2019 from $223,000 at September 30, 2018. During the year ended September 30, 2019, Magyar Bank charged off $100,000 in non-performing commercial business loans through a reduction of its allowance for loan loss for one impaired commercial business loan and there were no recoveries from any prior year charge-offs.

At September 30, 2019, there was one non-performing construction loan totaling $2.9 million. During the year ended September 30, 2019, there were no construction loan charge-offs against the allowance for loan loss nor were there any recoveries from prior year charge-offs.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable increased to 1.39% at September 30, 2019 from 0.18% at September 30, 2018. The allowance for loan losses increased $688,000 to $4.9 million, or 70.9% of non-performing loans, at September 30, 2019 compared with $4.2 million, or 463.6% of non-performing loans, at September 30, 2018. Provisions for loan loss during the year ended September 30, 2019 were $668,000 while net recoveries were $20,000, compared with a provision of $997,000 and net charge-offs of $272,000 for the prior year period. The allowance for loan losses was 0.93% and 0.82% of gross loans outstanding at September 30, 2019 and 2018, respectively.

Investment Securities. Investment securities decreased $9.9 million, or 17.7%, to $46.2 million at September 30, 2019 from $56.1 million at September 30, 2018. Investment securities at September 30, 2019 consisted of $38.9 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $4.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes and $363,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2019.

Securities available-for-sale decreased $5.8 million, or 25.7%, to $16.7 million at September 30, 2019 from $22.5 million at September 30, 2018. The decrease was due to $6.6 million in sales and $3.1 million in principal and premium amortization, partially offset by $3.1 million in security purchases during the twelve months ended September 30, 2019.

Securities held-to-maturity decreased $4.2 million, or 12.4%, to $29.5 million at September 30, 2019 from $33.6 million at September 30, 2018. The decrease was the result of $5.8 million in principal and premium amortization, partially offset by $1.6 million in security purchases during the twelve months ended September 30, 2019.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $1.8 million, or 15.2%, to $13.6 million at September 30, 2019 from $11.8 million at September 30, 2018. During the twelve months ended September 30, 2019, the Bank purchased new policies totaling $1.5 million on its executive and senior officers and experienced a $304,000 increase in the cash surrender value of its policies.

Other Real Estate Owned. Other real estate owned (“OREO”) decreased $1.1 million, or 12.3%, to $7.5 million at September 30, 2019 from $8.6 million at September 30, 2018.

During the year ended September 30, 2019, the Company sold four properties totaling $1.3 million at a net gain of $57,000, invested $11,000 to repair properties, and obtained title for two properties previously securing non-performing loans totaling $503,000. In addition, the carrying values of properties were reduced by $242,000 from valuation allowances, based on updated valuations, and other net reductions. OREO at September 30, 2019 consisted of three residential properties (two of which were leased) totaling $1.7 million, four real estate lots/land totaling $3.1 million, and four commercial real estate buildings totaling $2.7 million. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, marketing the properties for individual sale, or selling multiple properties to an investor and developer.

Deposits. Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, money market deposits, savings deposits and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.  The Company continues to focus on establishing relationships with business borrowers, seeking deposits as well as lending relationships.

Total deposits decreased $62,000 to $530.0 million at September 30, 2019 from $530.1 million at September 30, 2018. The decrease in deposits during the twelve month ended September 30, 2019 occurred in certificates of deposit (including individual retirement accounts), which decreased $13.6 million, or 10.4%, and in savings account balances, which decreased $10.8 million, or 13.2%. Offsetting these decreases were increases in money market account balances, which increased $20.8 million, or 12.4%, in non-interest checking account balances, which increased $1.7 million, or 1.6%, and in interest-bearing checking account balances, which increased $1.8 million, or 3.9%. Deposits accounted for 84.1% of assets and 102.3% of net loans receivable at September 30, 2019 compared with 85.0% of assets and 104.3% of net loans receivable at September 30, 2018, respectively.

At September 30, 2019, the Company held $6.9 million in brokered certificates of deposit, compared with $14.8 million at September 30, 2018.

The Company’s deposit strategy in 2019 focused on growing its checking and money market accounts. The checking accounts provide low-cost funding for loan growth while money market accounts allow the Bank to react quickly to changes in market interest rates.

Borrowed Funds. Borrowings, which include Federal Home Loan Bank of New York advances, increased $665,000, or 1.9%, to $36.2 million, at September 30, 2019 from $35.5 million at September 30, 2018.

Stockholders’ Equity. Stockholders’ equity increased $3.3 million, or 6.4%, to $54.7 million at September 30, 2019 from $51.4 million at September 30, 2018. The increase in stockholders’ equity was attributable to the Company’s results of operations for the year ended September 30, 2019.

The Company did not repurchase any shares during the twelve months ended September 30, 2019. The Company has repurchased 81,000 shares pursuant to the second stock repurchase plan through September 30, 2019 reducing outstanding shares to 5,820,746.

The Company’s book value per share increased to $9.39 at September 30, 2019 from $8.82 at September 30, 2018. The increase was attributable to the Company’s results from operations.

Comparison of Operating Results for the Years Ended September 30, 2019 and 2018

Net Income. The Company’s net income was $3.0 million for the year ended September 30, 2019, reflecting a $966,000, or 47.6%, increase from $2.0 million for the year ended September 30, 2018. The increase in net income between the twelve month periods was attributable to higher net interest and dividend income, which increased $692,000 and lower provision for loan losses, which decreased $329,000.

For the year ended September 30, 2019, the net interest margin decreased by 8 basis points to 3.41% from 3.49% the prior year period. The Company experienced contraction in its margin due to higher costs of funding due to the flat, and periodically inverted, yield curve during the twelve months ended September 30, 2019. Offsetting the lower margin were higher average interest-earning assets, which increased $33.4 million to $597.9 million during the year ended September 30, 2019 from $564.5 million during the year ended September 30, 2018.

Net Interest and Dividend Income. The primary source of the Company’s operating income is net interest and dividend income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities.  The Company’s net interest and dividend income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and levels of nonperforming assets.

Net interest and dividend income increased $692,000, or 3.5%, to $20.4 million during the year ended September 30, 2019 from $19.7 million during the year ended September 30, 2018. Total interest and dividend income increased $2.8 million, or 11.3%, to $27.1 million for the year ended September 30, 2019 from $24.4 million for the year ended September 30, 2018, while interest expense increased $2.1 million, or 44.3%, to $6.7 million for the year ended September 30, 2019 from $4.6 million for the year ended September 30, 2018.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2019, 2018 and 2017. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$24,525	$510	2.08%	$15,606	$228	1.46%	$15,392	$175	1.14%
Loans receivable, net	516,076	25,154	4.87%	487,133	22,604	4.64%	462,364	20,297	4.39%
Securities
Taxable	55,133	1,290	2.34%	59,579	1,384	2.32%	61,801	1,387	2.24%
FHLB of NY stock	2,162	149	6.88%	2,218	134	6.02%	2,180	119	5.48%
Total interest-earning assets	597,896	27,103	4.53%	564,536	24,350	4.31%	541,737	21,978	4.06%
Noninterest-earning assets	42,566			45,288			47,958
Total assets	$640,462			$609,824			$589,695

Interest-bearing liabilities:
Savings accounts (1)	$74,497	$493	0.66%	$95,892	$658	0.69%	$109,486	$804	0.73%
NOW accounts (2)	234,953	3,231	1.38%	190,618	1,518	0.80%	161,743	679	0.42%
Time deposits (3)	121,706	2,197	1.81%	123,010	1,720	1.40%	131,388	1,570	1.20%
Total interest-bearing deposits	431,156	5,921	1.37%	409,520	3,896	0.95%	402,617	3,053	0.76%
Borrowings	35,175	789	2.24%	36,710	753	2.05%	34,538	720	2.08%
Total interest-bearing liabilities	466,331	6,710	1.44%	446,230	4,649	1.04%	437,155	3,773	0.86%
Noninterest-bearing liabilities	119,384			112,191			103,458
Total liabilities	585,715			558,421			540,613
Retained earnings	54,747			51,403			49,082
Total liabilities and retained earnings	$640,462			$609,824			$589,695

Net interest and dividend income		$20,393			$19,701			$18,205
Interest rate spread			3.09%			3.27%			3.20%
Net interest-earning assets	$131,565			$118,306			$104,582
Net interest margin (4)			3.41%			3.49%			3.36%
Average interest-earning assets to
average interest-bearing liabilities	128.21%			126.51%			123.92%

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

	September 30,
	2019 vs. 2018			2018 vs. 2017
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$162	$120	$282	$3	$50	$53
Loans	1,390	1,160	2,550	1,118	1,189	2,307
Securities
Taxable	(106)	12	(94)	(51)	48	(3)
FHLB of NY stock	(3)	18	15	2	13	15
Total interest-earning assets	1,443	1,310	2,753	1,072	1,300	2,372

Interest-bearing liabilities:
Savings accounts (1)	(138)	(27)	(165)	(101)	(45)	(146)
NOW accounts (2)	416	1,297	1,713	138	701	839
Time deposits (3)	(19)	496	477	(104)	254	150
Total interest-bearing deposits	259	1,766	2,025	(67)	910	843
Borrowings	(32)	68	36	44	(11)	33
Total interest-bearing liabilities	227	1,834	2,061	(23)	899	876
Increase in net interest income	$1,216	$(524)	$692	$1,095	$401	$1,496

(1) Includes passbook savings, money market passbook and club accounts.

(2) Includes interest-bearing checking and money market accounts.

(3) Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $2.8 million, or 11.3%, to $27.1 million for the year ended September 30, 2019 from $24.4 million for the year ended September 30, 2018. The average balance of interest-earnings assets between the two periods increased $33.4 million, or 5.9%, to $597.9 million from $564.5 million, while the yield on the assets increased 22 basis points to 4.53% for the year ended September 30, 2019 from 4.31% for the same period prior year.

Interest income on loans increased $2.6 million, or 11.3%, to $25.2 million for the year ended September 30, 2019 from $22.6 million for the year ended September 30, 2018, while the average balance of loans increased $28.9 million, or 5.9%, to $516.1 million from $487.4 million. The average yield on such loans was 4.87% at September 30, 2019 compared with 4.64% at September 30, 2018. The increase in yield on loans reflected a $28.9 million increase in the average balance in loan receivables and the higher interest rate environment during the first half of the year ended September 30, 2019.

Interest earned on investment securities, including interest earned on deposits but excluding Federal Home Loan Bank of New York stock, increased $188,000, or 11.7%, to $1.8 million for the year ended September 30, 2019 from $1.6 million for the same period prior year. The increase was primarily due to a 12 basis point increase in the average yield on investment securities and interest earned on deposits to 2.26% from 2.14%, and a $4.5 million, or 5.9%, increase in the average balance of investment securities and interest earning deposits to $79.7 million from $75.2 million from the prior year.

Interest Expense. Interest expense increased $2.1 million, or 44.3%, to $6.7 million for the year ended September 30, 2019 from $4.6 million for the year ended September 30, 2018. The average balance of interest-bearing liabilities increased $20.1 million, or 4.5%, to $466.3 million from $446.2 million between the two periods while the cost of such liabilities increased 40 basis points to 1.44% for the year ended September 30, 2019 from 1.04% for the same period prior year due to the higher market interest rate environment.

The average balance of interest-bearing deposits increased $21.7 million, or 5.3%, to $431.2 million for the year ended September 30, 2019 from $409.5 million for the prior year while the average cost of such deposits increased 42 basis points to 1.37% from 0.95%. Interest expense on average deposits increased $2.0 million, or 52.0%, to $5.9 million for the year ended September 30, 2019 from $3.9 million for the year ended September 30, 2018.

Interest expense on advances increased $36,000, or 4.8%, to $789,000 for the year ended September 30, 2019 from $753,000 for the year ended September 30, 2018. The average cost of borrowings increased 19 basis points to 2.24% for the year ended September 30, 2019 from 2.05% for the year ended September 30, 2018. The average balance of advances and securities sold under agreements to repurchase decreased $1.5 million to $35.2 million for the year ended September 30, 2019 from $36.7 million the prior year.

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

After an evaluation of these factors, management made a provision of $668,000 for the year ended September 30, 2019 compared with a $997,000 provision for the prior year. There were net recoveries of $20,000 for the year ended September 30, 2019 compared with $272,000 in net charge-offs for the year ended September 30, 2018.

Total non-performing loans increased by $6.0 million to $6.9 million during the year ended September 30, 2019 from $906,000 at September 30, 2018. The allowance for loan losses increased by $688,000 during the twelve months ended September 30, 2019 to $4.9 million. The increase in the allowance for loan losses during the year ended September 30, 2019 was attributable to growth in total loans receivable, non-performing loan trends, and a less favorable economic outlook.

Other Income. Other income increased $15,000, or 0.7%, to $2.1 million during the year ended September 30, 2019 compared with the prior year due to higher loan service charges, which increased $277,000, and higher other income, which increased $28,000, offset by lower gains on the sales of assets, which decreased $290,000.

Other Expenses. Other expenses increased $276,000, or 1.6%, to $17.6 million for the year ended September 30, 2019 compared to $17.3 million for the year ended September 30, 2018 due to higher compensation and employee benefit expenses.

Compensation and employee benefit expenses increased $446,000, or 4.6%, to $10.1 million for the year ended September 30, 2019 from $9.7 million for the year ended September 30, 2018, The increase was due to new positions in regulatory compliance, annual merit increases for employees, higher incentive payments and two new Supplemental Executive Retirement Plan agreements dated May 23, 2019.

Income Tax Expense. The Company recorded tax expense of $1.3 million on income of $4.3 million for the year ended September 30, 2019 compared with tax expense of $1.5 million on income of $3.5 million for the year ended September 30, 2018. The decrease in tax expense was due to the enactment of the Tax Cuts and Jobs Act on December 22, 2018, which lowered the Company’s federal income tax rate from 34% to 21%.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax.

The Company’s effective tax rate for the year ended September 30, 2019 was 29.7% compared with 42.0% for the year ended September 30, 2018.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2019, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Increase
Interest rates	Estimated	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$19,408	$(887)	-4.37%	$20,463	$(32)	-0.16%
Unchanged	20,295	—	—	20,495	—	—
-100	20,071	(224)	-1.10%	19,626	(869)	-4.24%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, FHLBNY borrowings and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), plus our borrowing capacity from the FHLBNY and dividing the sum by total assets. At September 30, 2019, our liquidity ratio was 16.4% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $21.5 million compared with $15.4 million at September 30, 2018. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $16.7 million at September 30, 2019 compared with $22.5 at September 30, 2018. At September 30, 2019, we also had the ability to borrow $137.9 million from the FHLBNY. On that date, we had an aggregate of $36.2 million in advances and $25.0 million in letters of credit outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2019, we had $15.5 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $56.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2019 totaled $71.3 million, or 13.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2020. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. We originated $74.7 million in loans and we purchased $4.7 million of investment securities for the year ended September 30, 2019. Comparatively, we originated $79.9 million in loans and purchased $4.9 million of investment securities for the year ended September 30, 2018.

Financing activities consist primarily of activity in deposit accounts and FHLBNY advances. We experienced a net decrease in total deposits of $62,000 for the year ended September 30, 2019 and a net increase in total deposits of $14.9 million for the year ended September 30, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $36.2 million and $35.5 million at September 30, 2019 and September 30, 2018, respectively. FHLBNY advances have primarily been used to fund loan demand.

Magyar Bank is subject to various regulatory capital requirements, (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2019, Magyar Bank’s Tier 1 capital as a percentage of the Bank's average assets was 9.03% and the total qualifying capital as a percentage of risk-weighted assets was 12.99%.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2019. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
September 30, 2019	One Year	Three Years	Five Years	Five Years	Total
(In thousands)

Federal Home Loan Bank advances	$10,294	$17,861	$8,034	$—	$36,189
Operating leases	700	1,299	1,205	1,528	4,732
Total	$10,994	$19,160	$9,239	$1,528	$40,921

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Magyar Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Blue Bell, Pennsylvania

December 19, 2019

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,
	2019	2018
Assets

Cash	$825	$674
Interest earning deposits with banks	20,644	14,694
Total cash and cash equivalents	21,469	15,368

Investment securities - available for sale, at fair value	16,703	22,469
Investment securities - held to maturity, at amortized cost (fair value of
$29,344 and $32,151 at September 30, 2019 and 2018, respectively)	29,481	33,645
Federal Home Loan Bank of New York stock, at cost	2,222	2,164
Loans receivable, net of allowance for loan losses of $4,888 and $4,200
at September 30, 2019 and 2018, respectively	518,217	508,430
Bank owned life insurance	13,647	11,843
Accrued interest receivable	2,133	2,181
Premises and equipment, net	16,172	16,990
Other real estate owned ("OREO")	7,528	8,586
Other assets	2,756	2,292

Total assets	$630,328	$623,968

Liabilities and Stockholders' Equity
Liabilities
Deposits	$530,075	$530,137
Escrowed funds	2,399	2,285
Federal Home Loan Bank of New York advances	36,189	35,524
Accrued interest payable	191	193
Accounts payable and other liabilities	6,823	4,467

Total liabilities	575,677	572,606

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at September 30, 2019 and 2018	59	59
Additional paid-in capital	26,317	26,310
Treasury stock: 102,996 shares
at September 30, 2019 and 2018, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(214)	(356)
Retained earnings	30,971	27,975
Accumulated other comprehensive loss	(1,330)	(1,474)

Total stockholders' equity	54,651	51,362

Total liabilities and stockholders' equity	$630,328	$623,968

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Year
	Ended September 30,
	2019	2018

Interest and dividend income
Loans, including fees	$25,154	$22,604
Investment securities
Taxable	1,800	1,612
Federal Home Loan Bank of New York stock	149	134

Total interest and dividend income	27,103	24,350

Interest expense
Deposits	5,921	3,896
Borrowings	789	753

Total interest expense	6,710	4,649

Net interest and dividend income	20,393	19,701

Provision for loan losses	668	997

Net interest and dividend income after
provision for loan losses	19,725	18,704

Other income
Service charges	1,374	1,097
Income on bank owned life insurance	304	293
Other operating income	148	131
Gains on sales of loans	193	493
Gains on sales of investment securities	117	107

Total other income	2,136	2,121

Other expenses
Compensation and employee benefits	10,133	9,687
Occupancy expenses	2,983	2,941
Professional fees	1,101	1,026
Data processing expenses	648	581
OREO expenses	334	540
FDIC deposit insurance premiums	326	426
Loan servicing expenses	286	322
Insurance expense	205	206
Other expenses	1,584	1,595
Total other expenses	17,600	17,324

Income before income tax expense	4,261	3,501

Income tax expense	1,265	1,471

Net income	$2,996	$2,030

Net income per share-basic and diluted	$0.51	$0.35

Weighted average basic and diluted shares outstanding	5,820,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Year
	Ended September 30,
	2019	2018

Net income	$2,996	$2,030
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	933	(586)
Less reclassification adjustments for:
Net unrealized gains on securities
reclassified available for sale	—	104
Net gains realized on securities
available for sale	(117)	(107)
Defined benefit pension plan	(618)	202
Other comprehensive income (loss), before tax	198	(387)
Deferred income tax effect	(54)	105
Total other comprehensive income (loss)	144	(282)
Total comprehensive income	$3,140	$1,748

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Year Ended September 30, 2019 and 2018

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2017	5,820,746	$59	$26,289	$(1,152)	$(492)	$25,757	$(1,004)	$49,457
Net income	—	—	—	—	—	2,030	—	2,030
Other comprehensive loss	—	—	—	—	—	—	(282)	(282)
Reclassification of the stranded tax
effect related to deferred taxes for:
Defined benefit pension plan(1)	—	—	—	—	—	177	(177)	—
Securities available-for-sale(1)	—	—	—	—	—	11	(11)	—
ESOP shares allocated	—	—	21	—	136	—	—	157
Balance, September 30, 2018	5,820,746	59	26,310	(1,152)	(356)	27,975	(1,474)	$51,362
Net income	—	—	—	—	—	2,996	—	2,996
Other comprehensive income	—	—	—	—	—	—	144	144
ESOP shares allocated	—	—	7	—	142	—	—	149
Balance, September 30, 2019	5,820,746	59	26,317	(1,152)	(214)	30,971	(1,330)	$54,651

(1)	In January 2018, the Company adopted ASU 2018-02, as a result, the Company made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2019	2018

Operating activities
Net income	$2,996	$2,030
Adjustment to reconcile net income to net cash provided
by operating activities
Depreciation expense	871	861
Premium amortization on investment securities, net	105	134
Provision for loan losses	668	997
Provision for loss on other real estate owned	212	418
Originations of SBA loans held for sale	(2,683)	(8,167)
Proceeds from the sales of SBA loans	2,876	8,660
Gains on sale of loans receivable	(193)	(493)
Gains on sales of investment securities	(117)	(107)
Gains on the sales of other real estate owned	(57)	(184)
ESOP compensation expense	149	157
Deferred income tax (benefit) expense	(292)	710
Decrease (increase) in accrued interest receivable	48	(252)
Increase in surrender value of bank owned life insurance	(304)	(293)
Increase in other assets	(226)	(167)
(Decrease) increase in accrued interest payable	(2)	88
Increase in accounts payable and other liabilities	1,738	230
Net cash provided by operating activities	5,789	4,622

Investing activities
Net increase in loans receivable	(20,410)	(37,233)
Purchases of loans receivable	—	(5,562)
Proceeds from the sale of loans receivable	9,452	3,738
Purchases of investment securities held to maturity	(1,645)	(3,492)
Purchases of investment securities available for sale	(3,088)	(1,443)
Sales of investment securities held to maturity	—	3,408
Sales of investment securities available for sale	6,575	—
Principal repayments on investment securities held to maturity	5,750	5,223
Principal repayments on investment securities available for sale	3,166	2,757
Purchase of bank owned life insurance	(1,500)	—
Purchases of premises and equipment	(53)	(284)
Investment in other real estate owned	(11)	(191)
Proceeds from other real estate owned	1,417	2,750
Purchases of Federal Home Loan Bank stock	(58)	(162)
Net cash used by investing activities	(405)	(30,491)

Financing activities
Net (decrease) increase in deposits	(62)	14,936
Net increase in escrowed funds	114	348
Proceeds from long-term advances	9,605	8,719
Repayments of long-term advances	(8,940)	(5,100)
Net cash provided by financing activities	717	18,903
Net increase (decrease) in cash and cash equivalents	6,101	(6,966)

Cash and cash equivalents, beginning of year	15,368	22,334

Cash and cash equivalents, end of year	$21,469	$15,368

Supplemental disclosures of cash flow information
Cash paid for
Interest	$6,711	$4,561
Income taxes	$1,059	$1,066
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$503	$—
Investment securities transferred from held to maturity to available for sale	$—	$12,619
OREO transferred to premises and equipment	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

Magyar Investment Company, a New Jersey investment corporation subsidiary of the Bank, was formed on August 15, 2006 for the purpose of buying, selling and holding investment securities.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and its wholly-owned subsidiaries Magyar Investment Company, Magyar Service Corporation, and Hungaria Urban Renewal, LLC. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

The Company accounts for other-than-temporary impairments based upon several considerations. First, other-than-temporary impairments on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of the their fair value to a level equal to their amortized cost, are recognized in operations. If neither of these criteria apply, then the other-than-temporary impairment is separated into credit-related and noncredit-related components. The credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost while the noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related, other-than-temporary impairments in earnings, while noncredit-related, other-than-temporary impairments on debt securities are recognized, net of deferred taxes, in AOCI.

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

September 30, 2019 and 2018

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2019 and 2018.

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

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” on January 1, 2018. The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  Revenue associated with financial instruments, including loans, leases, securities and derivatives, that are accounted for under other U.S. GAAP are specifically excluded from Topic 606.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

The Company’s contracts with customers in the scope of Topic 606 are contracts for deposit accounts and contracts for non-deposit investment accounts through a third party service provider.  Both types of contracts result in non-interest income being recognized. The revenue resulting from deposit accounts, which includes fees such as insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of service charges on the consolidated statements of income. The revenue resulting from non-deposit investment accounts is included as a component of other operating income on the consolidated statements of income.

Revenue from contracts with customers included in service charges was $1.4 million and $1.1 million for the years ended September 30, 2019 and 2018, respectively.  Revenue from contracts with customers included in other operating income was $148,000 and $131,000 for the years ended September 30, 2019 and 2018, respectively.

For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third party service provider as services are rendered.

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

Under previous U.S. GAAP, when full consideration is not expected and financing is required by the buyer to purchase the property, there were very prescriptive requirements in determining when foreclosed real estate property sold by an institution should be derecognized and a gain or loss be recognized. The new guidance under ASU 2014-09 that was applied to these sales is more principles based. For example, as it pertains to the criteria for determining how a contract should be accounted for under the new guidance, judgment will need to be exercised in evaluating if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance. The initial investment requirement for the buyer along with the various methods for profit recognition are no longer applicable.

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

September 30, 2019 and 2018

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

At September 30, 2019 and 2018, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the years ended September 30, 2019 and 2018. The tax years subject to examination by the taxing authorities are the years ended September 30, 2014 and forward.

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

Diluted income per share is calculated by adjusting the weighted average common shares outstanding to reflect the potential dilution that could occur using the treasury stock method if securities or other contracts to issue common stock, such as stock options and unvested restricted stock, were exercised and converted into common stock. The resulting shares issued would share in the earnings of the Company. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. In periods of loss, dilution is not calculated and diluted loss per share is equal to basic loss per share. As there were no stock options of grants outstanding at September 30, 2019 or September 30, 2018, there is no calculated dilution to the Company’s earnings per share.

12. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the years ended September 30, 2019 and 2018 were as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	September 30,
	2019			2018
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding (losses) gains arising
during period on:
Available-for-sale investments	$933	$(261)	$672	$(586)	$161	$(425)
Less reclassification adjustment for:
Net unrealized gains on securities
reclassified available-for-sale	—	—	—	104	(32)	72
Net gains realized on securities
available-for-sale(a) (b)	(117)	33	(84)	(107)	33	(74)
Defined benefit pension plan	(618)	174	(444)	202	(57)	145
Other comprehensive income (loss), net	$198	$(54)	$144	$(387)	$105	$(282)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations The components of accumulated other comprehensive loss at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In thousands)

Available-for-sale investments, net of tax	$43	$(544)
Defined benefit pension plan, net of tax	(1,373)	(930)
Total accumulated other comprehensive loss	$(1,330)	$(1,474)

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

September 30, 2019 and 2018

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2018 for public companies. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements and expects to record a $3.8 million right of use asset and related lease liability for its operating leases beginning October 1, 2019.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. In December 2018, regulators issued a final rule related to regulatory capital (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations) which is intended to provide regulatory capital relief for entities transitioning to ASU 2016-13.

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new standard for a period of time. The Company will not early adopt as of January 1, 2020, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU removes the disclosures of 1) the amounts in accumulated other comprehensive income that the entity expects to recognize in net periodic benefit cost during the next fiscal year, 2) the amount and timing of plan assets expected to be returned to the employer and 3) certain related party disclosures. The ASU clarifies the disclosure requirements for the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The ASU adds disclosure requirements for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and for an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

ASU 2018-14 is effective for public business entities in fiscal years ending after December 15, 2020 (Beginning October 1, 2021 for the Company). Early adoption is permitted. The Corporation is currently evaluating the impact this ASU will have on its consolidated financial condition or results of operations.

NOTE C – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards as of or during the twelve months ended September 30, 2019 and 2018.

There were no stock option and stock award expenses included with compensation expense for the years ended September 30, 2019 and 2018.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through September 30, 2019, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the year ended September 30, 2019 and 2018, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of September 30, 2019. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at September 30, 2019.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan in 2006. The ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime Rate (5.50% at January 1, 2019) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans”. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $149,000 and $157,000 for years ended September 30, 2019 and 2018, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

The following table presents the components of the ESOP shares as of September 30, 2019:

Unreleased shares at September 30, 2018	39,647
Shares released for allocation during the year ended September 30, 2019	(12,445)
Unreleased shares at September 30, 2019	27,202
Total released shares	190,661

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2019 was approximately $319,000.

NOTE D - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$480	$15	$—	$495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,663	80	(35)	14,708
Debt securities	1,500	—	—	1,500
Total securities available for sale	$16,643	$95	$(35)	$16,703

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$445	$—	$(54)	$391
Mortgage-backed securities - commercial	842	—	(6)	836
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	22,363	276	(47)	22,592
Debt securities	2,468	10	—	2,478
Private label mortgage-backed securities - residential	363	7	—	370
Corporate securities	3,000	—	(323)	2,677
Total securities held to maturity	$29,481	$293	$(430)	$29,344

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	At September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$1,463	$40	$(8)	$1,495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$19,262	$13	$(662)	$18,613
Debt securities	2,500	—	(139)	2,361
Total securities available-for-sale	$23,225	$53	$(809)	$22,469

	At September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$568	$—	$(93)	$475
Mortgage-backed securities - commercial	904	—	(9)	895
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	26,316	4	(867)	25,453
Debt securities	2,464	—	(142)	2,322
Private label mortgage-backed securities - residential	393	1	—	394
Corporate securities	3,000	—	(388)	2,612
Total securities held-to-maturity	$33,645	$5	$(1,499)	$32,151

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The maturities of the debt securities and certain information regarding to the mortgage-backed securities available-for-sale at September 30, 2019 are summarized in the following table:

	September 30, 2019
	(In thousands)
	Amortized	Fair
	Cost	Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,500	1,500
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	1,500	1,500

Mortgage-backed securities:
Residential(1)	15,143	15,203
Commercial	—	—
Total	$16,643	$16,703

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $480,000 and a fair value of $495,000 for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $14.7 million and a fair value of $14.7 million. There were no residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

The maturities of the debt securities and certain information regarding to the mortgage-backed securities held to maturity at September 30, 2019 are summarized in the following table:

	September 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,499	1,500
Due after 5 but within 10 years	3,969	3,655
Due after 10 years	—	—
Total debt securities	5,468	5,155

Mortgage backed securities:
Residential(1)	23,171	23,353
Commercial(2)	842	836
Total	$29,481	$29,344

(1)	Held-to-maturity mortgage-backed securities – residential include an amortized cost of $445,000 and a fair value of $391,000 for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $22.4 million and a fair value of $22.6 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $363,000 and a fair value of $370,000.

(2)	Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $842,000 and a fair value of $836,000 for obligations of U.S. government agencies issued by the Small Business Administration.

There were $6.6 million sales of securities from the available-for-sale portfolio during the year ended September 30, 2019 and no sales during the year ended September 30, 2018. There were no sales of securities from the held-to-maturity portfolio during the year ended September 30, 2019, while there were $3.4 million in sales from the held-to-maturity portfolio during the year ended September 30, 2018. In accordance with ASC 320 “Investments- Debt and Equity Securities”, sales from the held to maturity portfolio occurred after the Company had already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due to prepayments on the debt security. The net gain on sales of investment securities totaled $117,000 and $107,000 for the year ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and 2018, securities having an estimated fair value of approximately $18.9 million and $25.0 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2019 and 2018 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

		September 30, 2019
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$392	$(54)	$392	$(54)
Mortgage-backed securities - commercial	1	—	—	836	(6)	836	(6)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	13	1,219	(4)	14,429	(78)	15,648	(82)
Corporate securities	1	—	—	2,678	(323)	2,678	(323)
Total	17	$1,219	$(4)	$18,335	$(461)	$19,554	$(465)

		September 30, 2018
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities- residential	3	$532	$(8)	$475	$(93)	$1,007	$(101)
Mortgage-backed securities - commercial	1	—	—	895	(9)	895	(9)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities- residential	34	11,336	(312)	30,605	(1,217)	41,941	(1,529)
Debt securities	4	—	—	4,683	(281)	4,683	(281)
Private label mortgage-backed securities- residential	1	—	—	104	—	104	—
Corporate securities	1	—	—	2,612	(388)	2,612	(388)
Total	44	$11,868	$(320)	$39,374	$(1,988)	$51,242	$(2,308)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2019 and 2018.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	September 30,	September 30,
	2019	2018
	(In thousands)

One-to four-family residential	$190,415	$185,287
Commercial real estate	232,544	219,347
Construction	28,451	30,412
Home equity lines of credit	17,832	17,982
Commercial business	48,769	53,320
Other	4,990	6,150
Total loans receivable	523,001	512,498
Net deferred loan costs	104	132
Allowance for loan losses	(4,888)	(4,200)

Total loans receivable, net	$518,217	$508,430

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $2.9 million and $2.8 million at September 30, 2019 and 2018, respectively. There were $502,000 and $137,000 in new loans or advances on existing lines of credit during the year ended September 30, 2019 and 2018, respectively. Total principal repayments were approximately $233,000 and $231,000 for the year ended September 30, 2019 and 2018, respectively.

At September 30, 2019 and 2018, the Company was servicing loans for others amounting to approximately $42.3 million and $41.4 million, respectively. The Company held mortgage servicing rights in the amount of $26,000 and $45,000 at September 30, 2019 and 2018, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $78,000 at September 30, 2019 and 2018.

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

September 30, 2019 and 2018

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2019	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,405	$1,405	$1,405
Commercial real estate	—	—	4,593	4,593	4,593
Construction	—	—	2,900	2,900	2,900
Commercial business	—	—	1,456	1,456	1,456
Total impaired loans	$—	$—	$10,354	$10,354	$10,354

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2018	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,132	$1,132	$1,132
Commercial real estate	—	—	3,961	3,961	3,961
Home equity lines of credit	—	—	58	58	58
Commercial business	—	—	710	710	801
Total impaired loans	$—	$—	$5,861	$5,861	$5,952

The average recorded investment in impaired loans was $9.2 million and $6.1 million for the years ended September 30, 2019 and 2018, respectively. The Company’s impaired loans at September 30, 2019 include $7.2 million in delinquent loans and $3.1 million in performing Troubled Debt Restructurings (TDRs), as TDRs remain impaired loans until fully repaid. During the years ended September 30, 2019 and 2018, interest income of $165,000 and $238,000, respectively, was recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2019
One-to four-family residential	$189,938	$—	$477	$—	$190,415
Commercial real estate	228,156	1,409	2,979	—	232,544
Construction	25,551	—	2,900	—	28,451
Home equity lines of credit	17,832	—	—	—	17,832
Commercial business	47,541	—	1,228	—	48,769
Other	4,990	—	—	—	4,990
Total	$514,008	$1,409	$7,584	$—	$523,001

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2018
One-to four-family residential	$185,118	$—	$169	$—	$185,287
Commercial real estate	217,935	753	659	—	219,347
Construction	30,412	—	—	—	30,412
Home equity lines of credit	17,924	—	58	—	17,982
Commercial business	52,845	—	475	—	53,320
Other	6,150	—	—	—	6,150
Total	$510,384	$753	$1,361	$—	$512,498

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2019
One-to four-family residential	$190,301	$—	$—	$114	$114	$114	$190,415
Commercial real estate	229,331	503	58	2,652	3,213	2,652	232,544
Construction	25,551	—	—	2,900	2,900	2,900	28,451
Home equity lines of credit	17,832	—	—	—	—	—	17,832
Commercial business	47,541	—	—	1,228	1,228	1,228	48,769
Other	4,990	—	—	—	—	—	4,990
Total	$515,546	$503	$58	$6,894	$7,455	$6,894	$523,001

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2018
One-to four-family residential	$185,132	$17	$—	$138	$155	$138	$185,287
Commercial real estate	218,892	—	—	455	455	455	219,347
Construction	30,412	—	—	—	—	—	30,412
Home equity lines of credit	17,892	—	—	90	90	90	17,982
Commercial business	52,845	252	—	223	475	223	53,320
Other	6,150	—	—	—	—	—	6,150
Total	$511,323	$269	$—	$906	$1,175	$906	$512,498

The amount of interest income not recognized on non-accrual loans was approximately $530,000 and $40,000 for the years ended September 30, 2019 and 2018, respectively. At September 30, 2019 and September 30, 2018, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2019 and 2018:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Charge-offs	—	(1)	—	—	(100)	—	—	(101)
Recoveries	120	—	—	1	—	—	—	121
Provision (credit)	(76)	527	18	28	133	(17)	55	668
Balance-September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2017	$587	$1,277	$490	$57	$956	$6	$102	$3,475
Charge-offs	(213)	—	—	—	(170)	(3)	—	(386)
Recoveries	87	23	3	—	1	—	—	114
Provision (credit)	226	240	—	52	364	22	93	997
Balance-September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2019 and September 30, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	731	2,066	511	138	1,184	8	250	4,888

Loans receivable:
Balance - September 30, 2019	$190,415	$232,544	$28,451	$17,832	$48,769	$4,990	$—	$523,001
Individually evaluated
for impairment	1,405	4,593	2,900	—	1,456	—	—	10,354
Collectively evaluated
for impairment	189,010	227,951	25,551	17,832	47,313	4,990	—	512,647

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	687	1,540	493	109	1,151	25	195	4,200

Loans receivable:
Balance - September 30, 2018	$185,287	$219,347	$30,412	$17,982	$53,320	$6,150	$—	$512,498
Individually evaluated
for impairment	1,132	3,961	—	58	710	—	—	5,861
Collectively evaluated
for impairment	184,155	215,386	30,412	17,924	52,610	6,150	—	506,637

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was one TDR loan totaling $1.6 million that defaulted, due to delinquency of payments, during the year ended September 30, 2019. The loan was well collateralized and in the process of foreclosure at September 30, 2019.

There was one new TDR during the year ended September 30, 2019, while there were no TDRs during the year ended September 30, 2018. The TDR was performing in accordance with its restructured terms at September 30, 2019. The following table summarizes the TDRs during the year ended September 30, 2019:

	Year Ended September 30, 2019
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$260	$363

Total	1	$260	$363

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings were $176.9 million and $172.4 million as of September 30, 2019 and 2018, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	September 30,
	2019	2018
	(In thousands)

Loans	$2,005	$2,026
Investment securities	47	59
Mortgage-backed securities	81	96

Total accrued interest receivable	$2,133	$2,181

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2019	2018
		(In thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	22,524	22,514
Furniture, fixtures and equipment	5-10 years	3,300	3,288
		29,635	29,613
Less accumulated depreciation		(13,463)	(12,592)
Premises and equipment, net		$16,172	$16,990

For the years ended September 30, 2019 and 2018, depreciation expense included in occupancy expense amounted to approximately $871,000 and $861,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2019, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million and $9.0 million of land and buildings, net of depreciation, respectively. At September 30, 2018, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million and $9.3 million of land and buildings, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $7.5 million of real estate owned properties at September 30, 2019 and $8.6 million at September 30, 2018. The Company incurred write-downs totaling $212,000 and $418,000 on these properties for the years ended September 30, 2019 and 2018; these amounts were carried as valuation allowances at September 30, 2019 and 2018, respectively. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	September 30,
	2019	2018
	(In thousands)

Demand accounts	$106,422	$104,745
Savings accounts	70,598	81,373
NOW accounts	48,164	46,336
Money market accounts	188,115	167,340
Certificate of deposit	100,016	112,014
Retirement accounts	16,760	18,329
Total deposits	$530,075	$530,137

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a minimum denomination of $250,000 was approximately $298.8 million at September 30, 2019 compared with $266.6 million at September 30, 2018. The aggregate amount of certificate deposits, including individual retirement accounts with balance of $250,000 or more was $35.0 million at September 30, 2019 compared with $35.6 million at September 30, 2018.

At September 30, 2019, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2020	$71,343
2021	24,271
2022	5,960
2023	7,656
2024 and after	7,546
Total	$116,776

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (“FHLBNY”) advances at September 30, 2019 and September 30, 2018 totaled approximately $36.2 million and $35.5 million, respectively. The weighted average interest rate on advances outstanding at September 30, 2019 and 2018 were 2.26% and 2.09%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential and commercial real estate mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2019 mature as follows (in thousands):

Year Ending September 30,
2020	$10,294
2021	7,130
2022	10,731
2023	3,650
2024	4,384
Thereafter	—
Total	$36,189

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2019 and 2018, the Company had available credit from the FHLBNY totaling $76.7 million and $78.7 million, respectively. Information concerning short-term borrowings with the FHLBNY is summarized as follows:

	September 30,
	2019	2018
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$743	$3,418
Maximum month-end balance during the year	$16,800	$25,175
Average interest rate during the year	2.45%	2.16%

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company did not have repurchase agreements outstanding at September 30, 2019 and September 30, 2018.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2019 were $2.9 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2018 were $8.7 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2019 and 2018, the Company was servicing such sold loans in the amount of $7.2 million and $8.5 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in mortgage servicing rights during the years ended September 30, 2019 and 2018 are summarized as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	September 30,
	2019	2018
	(In thousands)
Beginning balance	$45	$69
Origination of mortgage servicing rights	—	—
Amortization	(19)	(24)
Ending balance	$26	$45

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the Consolidated Balance Sheets.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2019 and 2018, the Company was servicing SBA loans sold in the amount of $24.6 million and $26.5 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The income tax expense is comprised of the following components for the years ended September 30, 2019 and 2018:

	September 30,
	2019	2018
	(In thousands)

Income tax expense at the statutory federal tax rate of
21% for the year ended September 30, 2019 and
24% for the year ended September 30, 2018, respectively	$895	$839
State tax expense	397	240
Reduction of deferred tax asset from tax legislation	—	410
Other	(27)	(18)
Income tax expense	$1,265	$1,471

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2019 and 2018 is as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	September 30,
	2019	2018
	(In thousands)

Income tax expense at statutory rate	$895	$839
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	397	244
Tax-exempt income, net	(64)	(70)
Nondeductible expenses	26	32
Employee stock ownership plan	2	5
Increase due to change in tax law	—	410
Other, net	9	11
Total income tax expense	$1,265	$1,471

The major sources of temporary differences and their deferred tax effect at September 30, 2019 and 2018 are as follows:

	September 30,
	2019	2018
	(In thousands)

Allowance for loan losses	$1,374	$1,181
Deferred loan fees	76	—
Unrealized loss, minimum pension liability	537	363
Net unrealized loss, investment securities available-for-sale	—	213
OREO	424	410
Straight line rent	118	125
Gross deferred tax asset	2,529	2,292

Depreciation	(931)	(964)
Discount accretion on investments	(89)	(87)
Employee benefits	(107)	(66)
Deferred loan fees	—	(19)
Net unrealized gain, investment securities available-for-sale	(17)	—
Mortgage servicing rights	(7)	(13)
Gross deferred tax liability	(1,151)	(1,149)

Net deferred tax asset	1,378	1,143

Valuation allowance	—	—

Net deferred tax asset, included in other assets	$1,378	$1,143

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

There were no valuation allowances for the year ended September 30, 2019 and 2018. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

On December 22, 2017, the Company revised its estimated annual effective rate to reflect a change in the United States federal corporate tax rate from 34% to 21%. The rate change was administratively effective to the beginning of our fiscal year resulting in the use of a statutory rate of 21% for the year ended September 30, 2019 and a blended rate of 24% for the year ended September 30, 2018. Included in the income tax expense for the year ended September 30, 2018 was a $410,000 expense for a reduction in the Company’s net deferred tax assets resulting from the impact of the Tax Cuts and Jobs Act.

On July 1, 2018, the State of New Jersey's Assembly signed into law a new bill, effective January 1, 2018, that imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax was set at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense the year ended September 30, 2019.

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

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2019 and September 30, 2018.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	September 30,
	2019	2018
	(In thousands)

Actuarial present value of benefit obligations	$4,990	$4,390

Change in benefit obligations
Projected benefit obligation, beginning	$4,390	$4,550
Interest cost	182	178
Actuarial (gain) loss	614	(149)
Annuity payments and lump sum distributions	(196)	(189)

Projected benefit obligation, end	$4,990	$4,390

Change in plan assets
Fair value of assets, beginning	$3,403	$3,237
Actual return on plan assets	124	155
Employer contributions	250	200
Annuity payments and lump sum distributions	(196)	(189)

Fair value of assets, end	$3,581	$3,403

Funded status included with other liabilities	$(1,409)	$(987)

Net pension cost for the years ended September 30, 2019 and 2018 included the following components:

	September 30,
	2019	2018
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	182	178
Expected return on plan assets	(233)	(222)
Amortization of unrecognized net loss	105	119
Net pension cost	$54	$75

For the year ended September 30, 2019 and 2018, the weighted average discount rate used in determining the actuarial net periodic pension cost was 4.25% and 4.00%, respectively. For the year ended September 30, 2019 and 2018, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 3.25% and 4.25%, respectively.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges for the year ended September 30, 2019. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rate of return on assets were 7.00% for 2019 and 7.00% for 2018.

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2019 and 2018, by asset category are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	September 30,
	2019	2018

Equity securities	61%	64%
Debt securities (bond mutual funds)	36%	36%
Other (money market fund)	3%	0%
Total	100%	100%

The target asset allocation set for the assets of the Plan are in equity securities ranging from 40 percent to 70 percent and in debt securities ranging from 30 percent to 60 percent. In general, the Plan assets are investment securities that are well-diversified in terms of industry, capitalization and asset class. The Plan assets are mostly a mix of mutual funds indexed to the performance of Fortune 500 U.S. companies, debt securities held in bond funds, domestic and foreign common equity funds, and a money market fund. The Plan’s exposure to a concentration of credit risk is limited by the diversification of the investments into various investment options with multiple asset managers.

Expected Contributions

For the fiscal year ending September 30, 2020, the Company expects to contribute $0 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2019 through September 30, 2020	$222
October 1, 2020 through September 30, 2021	223
October 1, 2021 through September 30, 2022	224
October 1, 2022 through September 30, 2023	228
October 1, 2023 through September 30, 2024	243
October 1, 2024 through September 30, 2029	1,269
Total	$2,409

Included in the funded status of the Plan at September 30, 2019 and 2018, are actuarial losses of $1,910,000 and $1,292,000, respectively. These amounts are included, net of related income tax effects of $537,000 and $363,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2020, approximately $181,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

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

September 30, 2019 and 2018

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
At September 30, 2019
Investment Type
Mutual Funds- Equity
Large-Cap Value	$484	$484	$—	$—
Large-Cap Core	500	500	—	—
Mid-Cap Core	205	205	—	—
Small-Cap Core	193	193	—	—
Non-U.S. Core	802	802	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,304	1,304	—	—
Cash Equivalents
Money Market	93	93	—	—
Total Investment	$3,581	$3,581	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
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

NOTE N - NONQUALIFIED COMPENSATION PLAN

The Company maintains a Supplemental Executive Retirement Plan (“SERP”) for the benefit of its senior officers. In addition, the Company also adopted voluntary Deferred Income and Emeritus Plans on behalf of its directors and those directors elected by the Board as “Director Emeritus.” The SERP provides the Company with the opportunity to supplement the retirement income of selected officers to achieve equitable wage replacement at retirement while the Deferred Income Plan provides participating directors with an opportunity to defer all or a portion of their fees into a tax deferred accumulation account for future retirement. The Director Emeritus Plan enables the Company to reward its directors for longevity of service in consideration of their availability and consultation. The SERP is based upon achieving a total retirement benefit equal to a percentage of the participants’ final annual salary.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2019 and 2018, the Life Insurance Contracts had cash surrender values of approximately $13,647,000 and $11,843,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $175,000 and $163,000 to the plan for the years ended September 30, 2019 and 2018, respectively, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Operations.

NOTE P - COMMITMENTS

1.       Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years indicated (in thousands):

September 30, 2020	$700
September 30, 2021	705
September 30, 2022	595
September 30, 2023	602
September 30, 2024	602
Thereafter	1,528
Total	$4,732

Total rental expense, included in occupancy expense, was approximately $791,000 and $803,000 for the years ended September 30, 2019 and 2018, respectively.

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

September 30, 2019 and 2018

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2019 and 2018, the Company did not hold any interest rate floors or collars.

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

At September 30, 2019 and 2018, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2019	2018
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,315	$1,939
Unused lines of credit	56,405	54,127
Fixed rate loan commitments	3,362	4,397
Variable rate loan commitments	12,141	12,523
Total	$73,223	$72,986

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2019 and 2018:

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$495	$—	$495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,708	—	14,708	—
Debt securities	1,500	—	1,500	—
Total securities available for sale	$16,703	$—	$16,703	$—

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,495	$—	$1,495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$18,613	$—	$18,613	$—
Debt securities	2,361	—	2,361	—
Total securities available for sale	$22,469	$—	$22,469	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2019 and 2018.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $212,000 were made to one property held as other real estate owned during the year ended September 30, 2019. The properties were written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2019 and 2018:

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$6,835	$—	$—	$6,835
Other real estate owned	7,528	—	—	7,528
Total	$14,363	$—	$—	$14,363

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$464	$—	$—	$464
Other real estate owned	8,586	—	—	8,586
Total	$9,050	$—	$—	$9,050

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2019	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 6,835	Appraisal of collateral (1)	Appraisal adjustments (2)	-1.9% to -67.2% (-25.0%)
Other real estate owned	$ 7,528	Appraisal of collateral (1)	Liquidation expenses (2)	-9.2% to -48.5% (-19.4%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2018	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 464	Appraisal of collateral (1)	Appraisal adjustments (2)	-10.2% to -32.0% (-21.3%)
Other real estate owned	$ 8,586	Appraisal of collateral (1)	Liquidation expenses (2)	-5.6% to -48.5% (-15.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2019 and September 30, 2018. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLB stock, bank owned life insurance, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2019
Financial instruments - assets
Investment securities held-to-maturity	$29,481	$29,344	$—	$29,344	$—
Loans	518,217	527,088	—	—	527,088
Financial instruments - liabilities
Certificates of deposit	116,776	117,730	—	117,730	—
Borrowings	36,189	36,583	—	36,583	—

September 30, 2018
Financial instruments - assets
Investment securities held-to-maturity	$33,645	$32,151	$—	$32,151	$—
Loans	508,430	505,479	—	—	505,479
Financial instruments - liabilities
Certificates of deposit	130,343	130,813	—	130,813	—
Borrowings	35,524	34,863	—	34,863	—

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

The federal banking agencies substantially amended the regulatory risk-based capital rules applicable to the Bank in 2015. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rule includes a minimum common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% of risk-weighted assets, a minimum Tier 1 capital to risk-weighted assets of 6.0% and a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets is 8.0%.

The amended rules also established a “capital conservation buffer” of 2.5% beginning in January 2016 (phased in over four years at 0.625% per year) above the new regulatory minimum capital ratios, and would result in the following phased-in minimum ratios when fully implemented: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement phased in and was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of September 30, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table sets forth the Company’s and the Bank’s actual and required capital levels under those measures:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

				To be well-
				capitalized under
			Required for capital	prompt corrective
	At September 30, 2019		adequacy purposes	action provisions
	Company	Bank	September 30, 2019	Bank
Tier 1 leverage ratio	8.94%	9.03%	≥ 4.00%	≥ 5.00%
CET1	11.84%	11.96%	≥ 7.00% (1)	≥ 6.50%
Tier 1 risk-based capital ratio	11.84%	11.96%	≥ 8.50% (1)	≥ 8.00%
Total risk-based capital ratio	12.88%	12.99%	≥ 10.50% (1)	≥ 10.00%

(1) Includes 2.50% capital conservation buffer

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2019, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4.1	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
4.2	Description of the Capital Stock of Magyar Bancorp, Inc. *
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Executive Supplemental Retirement Income Agreement for Elizabeth E. Hance**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Elizabeth E. Hance**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph J. Lukacs, Jr.**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Salvatore J. Romano**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.7	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.8	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.9	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.10	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.11	Form of Employment Agreement for Elizabeth E. Hance*
10.12	Form of Change in Control Agreement for Executive Officers*
10.13	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.14	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.15	Separation Agreement, between Magyar Bancorp and Elizabeth E. Hance***
10.16	2006 Equity Incentive Plan****
10.17	Supplemental Executive Retirement Plan for John Fitzgerald*****
10.18	Supplemental Executive Retirement Plan for Jon Ansari*****
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on February 16, 2010.
****	Incorporated by reference to the Plan filed as an attachment to the Company’s proxy statement dated January 8, 2007, filed with the Securities and Exchange Commission on January 8, 2007.

*****	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no 000-51726), originally filed with the Securities and Exchange Commission on May 29, 2019.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 19, 2019	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 19, 2019
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 19, 2019
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 19, 2019
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 19, 2019
Andrew Hodulik

/s/ Martin A. Lukacs	Director	December 19, 2019
Martin A. Lukacs, D.M.D.

/s/ Joseph A. Yelencsics	Director	December 19, 2019
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 19, 2019
Edward C. Stokes, III