Form 10-Q
period 2019-12-31
Magyar Bancorp, Inc.
filed 2020-02-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at February 1, 2020 was 5,820,746.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2019	2019
	(Unaudited)
Assets
Cash	$1,096	$825
Interest earning deposits with banks	18,133	20,644
Total cash and cash equivalents	19,229	21,469

Investment securities - available for sale, at fair value	17,494	16,703
Investment securities - held to maturity, at amortized cost (fair value of
$30,762 and $29,344 at December 31, 2019 and September 30, 2019, respectively)	30,917	29,481
Federal Home Loan Bank of New York stock, at cost	1,965	2,222
Loans receivable, net of allowance for loan losses of $5,100 and $4,888
at December 31, 2019 and September 30, 2019, respectively	525,431	518,217
Bank owned life insurance	13,729	13,647
Accrued interest receivable	2,099	2,133
Premises and equipment, net	15,971	16,172
Other real estate owned ("OREO")	7,462	7,528
Other assets	6,638	2,756

Total assets	$640,935	$630,328

Liabilities and Stockholders' Equity
Liabilities
Deposits	$543,654	$530,075
Escrowed funds	2,473	2,399
Federal Home Loan Bank of New York advances	30,488	36,189
Accrued interest payable	160	191
Accounts payable and other liabilities	8,928	6,823

Total liabilities	585,703	575,677

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,820,746 shares outstanding
at December 31, 2019 and September 30, 2019	59	59
Additional paid-in capital	26,319	26,317
Treasury stock: 102,996 shares
at December 31, 2019 and September 30, 2019, at cost	(1,152)	(1,152)
Unearned Employee Stock Ownership Plan shares	(178)	(214)
Retained earnings	31,524	30,971
Accumulated other comprehensive loss	(1,340)	(1,330)

Total stockholders' equity	55,232	54,651

Total liabilities and stockholders' equity	$640,935	$630,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months
	Ended December 31,
	2019	2018
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,397	$6,127
Investment securities
Taxable	338	488
Federal Home Loan Bank of New York stock	37	46

Total interest and dividend income	6,772	6,661

Interest expense
Deposits	1,446	1,438
Borrowings	196	190

Total interest expense	1,642	1,628

Net interest and dividend income	5,130	5,033

Provision for loan losses	210	201

Net interest and dividend income after
provision for loan losses	4,920	4,832

Other income
Service charges	265	321
Income on bank owned life insurance	82	74
Other operating income	31	31
Gains on sales of loans	26	—

Total other income	404	426

Other expenses
Compensation and employee benefits	2,589	2,444
Occupancy expenses	744	740
Professional fees	349	291
Data processing expenses	154	153
OREO expenses	103	46
FDIC deposit insurance premiums	108	108
Loan servicing expenses	50	59
Insurance expense	52	53
Other expenses	384	400
Total other expenses	4,533	4,294

Income before income tax expense	791	964

Income tax expense	238	279

Net income	$553	$685

Net income per share-basic and diluted	$0.10	$0.12

Weighted average basic and diluted shares outstanding	5,820,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2019	2018
	(Unaudited)
Net income	$553	$685
Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale	(14)	343
Net gains realized on securities
available for sale	—	—
Other comprehensive income (loss), before tax	(14)	343
Deferred income tax effect	4	(97)
Total other comprehensive income (loss)	(10)	246
Total comprehensive income	$543	$931

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2019 and 2018

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2019	5,820,746	59	$26,317	$(1,152)	$(214)	$30,971	$(1,330)	$54,651
Net income	—	—	—	—	—	553	—	553
Other comprehensive income	—	—	—	—	—	—	(10)	(10)
ESOP shares allocated	—	—	2	—	36	—	—	38
Balance, December 31, 2019	5,820,746	59	$26,319	$(1,152)	$(178)	$31,524	$(1,340)	$55,232

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2018	5,820,746	$59	$26,310	$(1,152)	$(356)	$27,975	$(1,474)	$51,362
Net income	—	—	—	—	—	685	—	685
Other comprehensive income	—	—	—	—	—	—	246	246
ESOP shares allocated	—	—	4	—	35	—	—	39
Balance, December 31, 2018	5,820,746	$59	$26,314	$(1,152)	$(321)	$28,660	$(1,228)	$52,332

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2019	2018
	(Unaudited)
Operating activities
Net income	$553	$685
Adjustment to reconcile net income to net cash (used in) provided by operating activities
Depreciation expense	217	250
Premium amortization on investment securities, net	28	29
Provision for loan losses	210	201
Provision for loss on other real estate owned	60	—
Originations of SBA loans held for sale	(262)	—
Proceeds from the sales of SBA loans	288	—
Gains on sale of loans receivable	(26)	—
Gains on the sales of other real estate owned	(11)	(4)
ESOP compensation expense	38	39
Deferred income tax benefit	(135)	(26)
Decrease in accrued interest receivable	34	101
Increase in surrender value of bank owned life insurance	(82)	(74)
Decrease in other assets	92	92
Decrease in accrued interest payable	(31)	(2)
Decrease in accounts payable and other liabilities	(1,730)	(472)
Net income to net cash (used in) provided by operating activities	(757)	819

Investing activities
Net increase in loans receivable	(7,424)	(6,318)
Proceeds from the sale of loans receivable	—	4,386
Purchases of investment securities held to maturity	(3,679)	(1,645)
Purchases of investment securities available for sale	(1,516)	—
Principal repayments on investment securities held to maturity	2,230	721
Principal repayments on investment securities available for sale	696	444
Purchases of premises and equipment	(16)	(37)
Investment in other real estate owned	—	(11)
Proceeds from other real estate owned	17	408
Redemption of Federal Home Loan Bank stock	257	37
Net cash used in investing activities	(9,435)	(2,015)

Financing activities
Net increase in deposits	13,579	19,649
Net increase in escrowed funds	74	297
Proceeds from long-term advances	—	1,975
Repayments of long-term advances	(5,701)	(2,800)
Net cash provided by financing activities	7,952	19,121
Net (decrease) increase in cash and cash equivalents	(2,240)	17,925

Cash and cash equivalents, beginning of year	21,469	15,368

Cash and cash equivalents, end of year	$19,229	$33,293

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,674	$1,629
Non-cash operating activities
Initial recognition of lease liability and right-of-use asset	$3,835	$—

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

Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The September 30, 2019 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2019 and 2018 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months Ended December 31,
	2019			2018
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$553	5,821	$0.10	$685	5,821	$0.12

Effect of dilutive securities
Options and grants	—	—	—	—	—	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$553	5,821	$0.10	$685	5,821	$0.12

There were no outstanding stock awards or options to purchase common stock at December 31, 2019 and 2018.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards the three months ended December 31, 2019 and 2018.

There were no stock option and stock award expenses included with compensation expense for the three months ended December 31, 2019 and 2018.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2019, the Company had repurchased a total of 81,000 shares of its common stock at an average cost of $8.33 per share under this program. No shares were repurchased during the three months ended December 31, 2019 and 2018, respectively. Under the stock repurchase program, 48,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2019. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 102,996 total treasury stock shares at December 31, 2019.

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

At December 31, 2019, shares allocated to participants totaled 190,661. Unallocated ESOP shares held in suspense totaled 27,202 and had a fair market value of $334,585. The Company's contribution expense for the ESOP was $38,000 and $39,000 for the three months ended December 31, 2019 and 2018, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and the related income tax effects are as follows:

	Three Months Ended December 31,
	2019			2018
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gains arising
during period on:
Available-for-sale investments	$(14)	$4	$(10)	$343	$(97)	$246
Other comprehensive income, net	$(14)	$4	$(10)	$343	$(97)	$246

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

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$469	$—	$469	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	15,525	—	15,525	—
Debt securities	1,500	—	1,500	—
Total securities available for sale	$17,494	$—	$17,494	$—

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$495	$—	$495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,708	—	14,708	—
Debt securities	1,500	—	1,500	—
Total securities available for sale	$16,703	$—	$16,703	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $23,000 and $26,000 at December 31, 2019 and September 30, 2019, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2019 and September 30, 2019.

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$5,645	$—	$—	$5,645
Other real estate owned	7,462	—	—	7,462
Total	$13,107	$—	$—	$13,107

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$6,835	$—	$—	$6,835
Other real estate owned	7,528	—	—	7,528
Total	$14,363	$—	$—	$14,363

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
December 31, 2019	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 5,645	Appraisal of collateral (1)	Appraisal adjustments (2)	-2.2% to -49.5% (-28.1%)
Other real estate owned	$ 7,462	Appraisal of collateral (1)	Liquidation expenses (2)	-9.2% to -89.1% (-19.4%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2019	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 6,835	Appraisal of collateral (1)	Appraisal adjustments (2)	-1.9% to -67.2% (-25.0%)
Other real estate owned	$ 7,528	Appraisal of collateral (1)	Liquidation expenses (2)	-9.2% to -48.5% (-19.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2019 and September 30, 2019. This table excludes financial instruments for which the carrying amount approximates level 1 fair value.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Financial instruments - assets
Investment securities held to maturity	$30,917	$30,762	$—	$30,762	$—
Loans	525,431	535,713	—	—	535,713

Financial instruments - liabilities
Certificates of deposit including retirement certificates	132,110	133,493	—	133,493	—
Borrowings	30,488	30,881	—	30,881	—

September 30, 2019
Financial instruments - assets
Investment securities held to maturity	$29,481	$29,344	$—	$29,344	$—
Loans	518,217	527,088	—	—	527,088

Financial instruments - liabilities
Certificates of deposit including retirement certificates	116,776	117,730	—	117,730	—
Borrowings	36,189	36,583	—	36,583	—

There were no transfers between fair value measurement placements for the three months ended December 31, 2019.

NOTE H – LEASES

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), on October 1, 2019. Topic 842 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset, measured at the present value of the future minimum lease payments, at the lease commencement date. The Company adopted this guidance on October 1, 2019, electing the modified retrospective transition approach method that does not adjust previous periods. The Company also elected not to include short-term leases (i.e., leases with initial term of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition as provided for in the guidance.

The Company has operating leases for five branch locations. Our leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to 10 additional years. Operating leases are recorded as ROU assets and lease liabilities and are included within Other assets and Accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement base on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate. The Company recorded a $3.8 million operating lease right-of-use asset and operating lease liability beginning October 1, 2019. The incremental borrowing rate used by the Company to value its operating leases was based on the interpolated term advance rate available from the Federal Home Loan Bank of New York, based on the remaining lease term as of October 1, 2019.

The following table presents the balance sheet information related to our leases:

December 31, 2019
(Dollars in thousands)

Operating lease right-of-use asset	$3,687
Operating lease liabilities	$4,099
Weighted average remaining lease term in years	8.0
Weighted average discount rate	2.21%

The following table summarizes the maturity of our remaining lease liabilities by year:

December 31, 2019
(In thousands)
For the Year Ending:
2020	$525
2021	705
2022	595
2023	602
2024	602
2025 and thereafter	1,528
Total lease payments	4,557
Less imputed interest	(458)
Present value of lease liabilities	$4,099

Total lease expense recorded on the Consolidated Statements of Income within Occupancy expense for the three months ended December 31, 2019 was $198,000 and $197,000 for the three months ended December 31, 2018.

NOTE I - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2019 and September 30, 2019:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$457	$12	$—	$469
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	15,491	78	(44)	15,525
Debt securities	1,500	—	—	1,500
Total securities available for sale	$17,448	$90	$(44)	$17,494

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$480	$15	$—	$495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,663	80	(35)	14,708
Debt securities	1,500	—	—	1,500
Total securities available for sale	$16,643	$95	$(35)	$16,703

The maturities of the debt securities and certain information regarding the mortgage-backed securities available for sale at December 31, 2019 are summarized in the following table:

	December 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	1,500	1,500
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	1,500	1,500

Mortgage-backed securities:
Residential	15,948	15,994
Commercial	—	—
Total	$17,448	$17,494

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2019 and September 30, 2019:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,960	$—	$(63)	$1,897
Mortgage-backed securities - commercial	826	—	(7)	819
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	23,890	224	(67)	24,047
Debt securities	970	4	—	974
Private label mortgage-backed securities - residential	271	5	—	276
Corporate securities	3,000	—	(251)	2,749
Total securities held to maturity	$30,917	$233	$(388)	$30,762

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$445	$—	$(54)	$391
Mortgage-backed securities - commercial	842	—	(6)	836
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	22,363	276	(47)	22,592
Debt securities	2,468	10	—	2,478
Private label mortgage-backed securities - residential	363	7	—	370
Corporate securities	3,000	—	(323)	2,677
Total securities held to maturity	$29,481	$293	$(430)	$29,344

The maturities of the debt securities and certain information regarding the mortgage backed securities held to maturity at December 31, 2019 are summarized in the following table:

	December 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	3,970	3,723
Due after 10 years	—	—
Total debt securities	3,970	3,723

Mortgage-backed securities:
Residential	26,121	26,220
Commercial	826	819
Total	$30,917	$30,762

NOTE J – IMPAIRMENT OF INVESTMENT SECURITIES

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2019 and September 30, 2019 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2019
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$1,522	$(9)	$375	$(54)	$1,897	$(63)
Mortgage-backed securities - commercial	1	—	—	820	(7)	820	(7)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	13	3,618	(29)	13,176	(82)	16,794	(111)
Debt securities	1	1,500	—	—	—	1,500	—
Corporate securities	1	—	—	2,749	(251)	2,749	(251)
Total	19	$6,640	$(38)	$17,120	$(394)	$23,760	$(432)

		September 30, 2019
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$392	$(54)	$392	$(54)
Mortgage-backed securities - commercial	1	—	—	836	(6)	836	(6)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	13	1,219	(4)	14,429	(78)	15,648	(82)
Corporate securities	1	—	—	2,678	(323)	2,678	(323)
Total	17	$1,219	$(4)	$18,335	$(461)	$19,554	$(465)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2019 and September 30, 2019, there were nineteen and seventeen, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2019 and September 30, 2019.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2019	2019
	(In thousands)

One-to-four family residential	$195,290	$190,415
Commercial real estate	230,964	232,544
Construction	29,777	28,451
Home equity lines of credit	19,876	17,832
Commercial business	49,729	48,769
Other	4,812	4,990
Total loans receivable	530,448	523,001
Net deferred loan costs	83	104
Allowance for loan losses	(5,100)	(4,888)

Total loans receivable, net	$525,431	$518,217

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
December 31, 2019	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$1,396	$1,396	$1,396
Commercial real estate	—	—	2,623	2,623	2,623
Construction	—	—	2,900	2,900	2,900
Commercial business	1,003	320	474	1,477	1,477
Total impaired loans	$1,003	$320	$7,393	$8,396	$8,396

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2019	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$1,405	$1,405	$1,405
Commercial real estate	—	—	4,593	4,593	4,593
Construction	—	—	2,900	2,900	2,900
Commercial business	—	—	1,456	1,456	1,456
Total impaired loans	$—	$—	$10,354	$10,354	$10,354

The average recorded investment in impaired loans was $9.4 million and $7.3 million for the three months ended December 31, 2019 and 2018, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. During the three months ended December 31, 2019 and 2018, interest income of $40,000 and $64,000, respectively, were recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

Three Months
Ended December 31, 2019
(In thousands)

One-to-four family residential	$1,401
Commercial real estate	3,608
Construction	2,900
Home equity lines of credit	—
Commercial business	1,467
Other	—
Average investment in impaired loans	$9,376

Three Months
Ended December 31, 2018
(In thousands)

One-to-four family residential	$1,131
Commercial real estate	3,948
Construction	1,450
Home equity lines of credit	58
Commercial business	709
Average investment in impaired loans	$7,296

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
December 31, 2019
One-to-four family residential	$194,814	$—	$476	$—	$195,290
Commercial real estate	228,702	544	1,718	—	230,964
Construction	24,555	—	5,222	—	29,777
Home equity lines of credit	19,876	—	—	—	19,876
Commercial business	48,478	—	1,251	—	49,729
Other	4,812	—	—	—	4,812
Total	$521,237	$544	$8,667	$—	$530,448

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2019
One-to-four family residential	$189,938	$—	$477	$—	$190,415
Commercial real estate	228,156	1,409	2,979	—	232,544
Construction	25,551	—	2,900	—	28,451
Home equity lines of credit	17,832	—	—	—	17,832
Commercial business	47,541	—	1,228	—	48,769
Other	4,990	—	—	—	4,990
Total	$514,008	$1,409	$7,584	$—	$523,001

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
December 31, 2019
One-to-four family residential	$193,707	$1,021	$234	$328	$1,583	$328	$195,290
Commercial real estate	226,887	2,085	974	1,018	4,077	1,018	230,964
Construction	24,555	—	2,322	2,900	5,222	2,900	29,777
Home equity lines of credit	19,783	93	—	—	93	—	19,876
Commercial business	48,382	96	48	1,203	1,347	1,203	49,729
Other	4,812	—	—	—	—	—	4,812
Total	$518,126	$3,295	$3,578	$5,449	$12,322	$5,449	$530,448

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2019
One-to-four family residential	$190,301	$—	$—	$114	$114	$114	$190,415
Commercial real estate	229,331	503	58	2,652	3,213	2,652	232,544
Construction	25,551	—	—	2,900	2,900	2,900	28,451
Home equity lines of credit	17,832	—	—	—	—	—	17,832
Commercial business	47,541	—	—	1,228	1,228	1,228	48,769
Other	4,990	—	—	—	—	—	4,990
Total	$515,546	$503	$58	$6,894	$7,455	$6,894	$523,001

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

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	2
Provision (credit)	(26)	(147)	63	2	311	(6)	13	210
Balance- December 31, 2019	$707	$1,919	$574	$140	$1,495	$2	$263	$5,100

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2018:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	—	1
Provision (credit)	11	50	181	11	31	(21)	(62)	201
Balance- December 31, 2018	$698	$1,590	$674	$121	$1,182	$4	$133	$4,402

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2019 and September 30, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - December 31, 2019	$707	$1,919	$574	$140	$1,495	$2	$263	$5,100
Individually evaluated
for impairment	—	—	—	—	320	—	—	320
Collectively evaluated
for impairment	707	1,919	574	140	1,175	2	263	4,780

Loans receivable:
Balance - December 31, 2019	$195,290	$230,964	$29,777	$19,876	$49,729	$4,812	$—	$530,448
Individually evaluated
for impairment	1,396	2,623	2,900	—	1,477	—	—	8,396
Collectively evaluated
for impairment	193,894	228,341	26,877	19,876	48,252	4,812	—	522,052

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	731	2,066	511	138	1,184	8	250	4,888

Loans receivable:
Balance - September 30, 2019	$190,415	$232,544	$28,451	$17,832	$48,769	$4,990	$—	$523,001
Individually evaluated
for impairment	1,405	4,593	2,900	—	1,456	—	—	10,354
Collectively evaluated
for impairment	189,010	227,951	25,551	17,832	47,313	4,990	—	512,647

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no defaults on TDRs for three months ended December 31, 2019 and 2018.

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2019	2019
	(In thousands)

Demand accounts	$110,704	$106,422
Savings accounts	69,389	70,598
NOW accounts	45,371	48,164
Money market accounts	186,080	188,115
Certificates of deposit	115,991	100,016
Retirement certificates	16,119	16,760
Total deposits	$543,654	$530,075

NOTE M – INCOME TAXES

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at December 31, 2019 or September 30, 2019.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2019	2018
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%
for the three months ended December 31, 2019 and 2018	$144	$179
State tax expense	106	111
Other	(12)	(11)
Income tax expense	$238	$279

On July 1, 2018, the State of New Jersey's Assembly signed into law a new bill, effective January 1, 2018, that imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax was set at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense for the three months ended December 31, 2019.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

As of December 31, 2019 and September 30, 2019, the Company did not hold any interest rate floors or collars.

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

	December 31,	September 30,
	2019	2019
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$962	$1,315
Unused lines of credit	49,644	56,405
Fixed rate loan commitments	1,757	3,362
Variable rate loan commitments	17,370	12,141
	—
Total	$69,733	$73,223

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

Comparison of Financial Condition at December 31, 2019 and September 30, 2019

Total assets increased $10.6 million, or 1.7%, to $640.9 million at December 31, 2019 from $630.3 million at September 30, 2019. The increase was primarily attributable to higher loans receivable, net of allowance for loan loss and investment securities, partially offset by lower cash and interest earning deposits.

Cash and interest bearing deposits with banks decreased $2.3 million, or 10.4%, to $19.2 million at December 31, 2019 from $21.5 million at September 30, 2019 to fund loan and investment security growth during the three months ended December 31, 2019.

At December 31, 2019, investment securities totaled $48.4 million, reflecting an increase of $2.2 million, or 4.8%, from $46.2 million at September 30, 2019. The Company purchased three mortgage-backed securities totaling $5.2 million during the three months ended December 31, 2019. The Company received payments from mortgage-backed securities and bond calls totaling $2.9 million and there were no sales during the period.

Investment securities at December 31, 2019 consisted of $42.7 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $2.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $271,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2019.

Total loans receivable increased $7.4 million, or 1.4%, during the three months ended December 31, 2019 to $530.4 million from $523.0 million at September 30, 2019. The loan portfolio was comprised of $230.9 million (43.5%) in commercial real estate loans, $195.3 million (36.9%) in 1-4 family residential mortgage loans, $49.7 million (9.4%) in commercial business loans, $29.8 million (5.6%) in construction loans, $19.9 million (3.7%) in home equity lines of credit, and $4.8 million (0.9%) in other loans. Expansion of the portfolio during the quarter ended December 31, 2019 occurred in 1-4 family residential real estate loans (including home equity lines of credit), which increased $6.9 million, construction loans, which increased $1.3 million, and commercial business loans, which increased $960,000. Partially offsetting these increase were commercial real estate loans, which decreased $1.6 million, and other loans, which decreased $178,000 during the quarter.

Total non-performing loans decreased by $1.5 million, or 21.0%, to $5.4 million at December 31, 2019 from $6.9 million at September 30, 2019. The decrease was primarily due to the repayment of a $1.6 million commercial real estate loan. The ratio of non-performing loans to total loans decreased to 1.03% at December 31, 2019 from 1.32% at September 30, 2019.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, increased $214,000 to $328,000 at December 31, 2019 from one new non-performing residential mortgage loan. If the loan surpasses 120 days delinquent, foreclosure proceedings will commence. Non-performing commercial real estate loans decreased $1.6 million during the three months ended December 31, 2019 to $1.0 million at December 31, 2019 from the full repayment of one loan. Non-performing commercial business loans decreased $25,000 to $1.2 million during the three months ended December 31, 2019 from the receipt of payments during the quarter. Non-performing construction loans were unchanged during the quarter at $2.9 million. Year-to-date, there were no charge offs and there were $2,000 in recoveries of previously charged-off non-performing loans.

Included in the non-performing loan totals were five commercial loans totaling $2.2 million, two residential mortgage loans totaling $328,000 and one construction loan totaling $2.9 million.

During the three months ended December 31, 2019, the allowance for loan losses increased $212,000 to $5.1 million compared with $4.9 million at September 30, 2019. The increase was attributable to the establishment of specific reserves totaling $320,000 for two non-performing loans during the three months ended at December 31, 2019, partially offset by lower general reserves resulting from lower non-performing loans and the change in the composition of total loans receivable during the quarter.

The allowance for loan losses as a percentage of non-performing loans increased to 93.6% at December 31, 2019 from 70.9% at September 30, 2019. Our allowance for loan losses as a percentage of total loans was 0.96% at December 31, 2019 compared with 0.93% September 30, 2019.

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

Other real estate owned decreased $66,000, or 0.9%, to $7.5 million at December 31, 2019. The decrease was primarily due to an increase in the valuation allowance against the other real estate portfolio. The Company is determining the proper course of action for its other real estate owned, which may include holding the properties until the real estate market further improves, leasing properties to offset maintenance costs and selling the properties.

Total deposits increased $13.6 million, or 2.6%, to $543.7 million during the three months ended December 31, 2019 from $530.1 million at September 30, 2019. The increase in deposits occurred in certificates of deposit (including individual retirement accounts), which increased $15.3 million, or 13.1%, to $132.1 million and in non-interest bearing checking accounts, which increased $4.3 million, or 4.0%, to $110.7 million. Partially offsetting these increases were interest-bearing checking accounts (NOW), which decreased $2.8 million, or 5.8%, to $45.4 million, money market accounts, which decreased $2.0 million, or 1.1%, to $186.1 million, and savings accounts, which decreased $1.2 million, or 1.7%, to $69.4 million.

Included in the total deposits were $6.9 million in brokered certificates of deposit at December 31, 2019 and September 30, 2019.

Federal Home Loan Bank of New York advances decreased $5.7 million to $30.5 million at December 31, 2019 from $36.2 million at September 30, 2019. The Company used proceeds from deposit inflows during the quarter to repay two maturing term borrowings that had a weighted average cost of 2.42%.

Stockholders’ equity increased $581,000, or 1.1%, to $55.2 million at December 31, 2019 from $54.6 million at September 30, 2019. The Company’s book value per share increased to $9.49 at December 31, 2019 from $9.39 at September 30, 2019. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2019. Through December 31, 2019, the Company had repurchased 81,000 shares at an average price of $8.33 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,820,746.

Average Balance Sheet for the Three Months Ended December 31, 2019 and 2018

The table on the following page presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2019 and 2018. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the period shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Comparative Average Balance Sheets

(Dollars In Thousands)

	For the Three Months Ended December 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$18,882	$71	1.50%	$33,608	$153	1.80%
Loans receivable, net	522,545	6,398	4.86%	509,057	6,127	4.77%
Securities
Taxable	47,361	266	2.23%	56,562	335	2.35%
FHLB of NY stock	2,143	37	6.86%	2,121	46	8.51%
Total interest-earning assets	590,931	6,772	4.55%	601,348	6,661	4.39%
Noninterest-earning assets	47,096			42,705
Total assets	$638,027			$644,053

Interest-bearing liabilities:
Savings accounts (1)	$70,193	114	0.64%	$77,596	126	0.65%
NOW accounts (2)	234,722	734	1.24%	232,919	759	1.29%
Time deposits (3)	122,560	598	1.93%	128,833	553	1.70%
Total interest-bearing deposits	427,475	1,446	1.34%	439,348	1,438	1.30%
Borrowings	34,447	196	2.26%	34,563	190	2.17%
Total interest-bearing liabilities	461,922	1,642	1.41%	473,911	1,628	1.36%
Noninterest-bearing liabilities	120,885			118,087
Total liabilities	582,807			591,998
Retained earnings	55,220			52,055
Total liabilities and retained earnings	$638,027			$644,053

Net interest and dividend income		$5,130			$5,033
Interest rate spread			3.14%			3.03%
Net interest-earning assets	$129,009			$127,437
Net interest margin (4)			3.44%			3.32%
Average interest-earning assets to
average interest-bearing liabilities	127.93%			126.89%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and 2018

Net Income. Net income decreased $132,000, or 19.3%, to $553,000 during the three-month period ended December 31, 2019 compared with net income of $685,000 for the three-month period ended December 31, 2018 due to higher non-interest expenses which increased $239,000 and lower non-interest income which decreased $22,000, partially offset by higher net interest and dividend income which increased $97,000.

Net Interest and Dividend Income. Net interest and dividend income increased $97,000, or 1.9%, to $5.1 million for the three months ended December 31, 2019 from $5.0 million for the same period ended December 31, 2018. A 12 basis point increase in the Company’s net interest margin to 3.44% more than offset a $10.5 million decrease in average interest earning assets between the three months periods ended December 31, 2019 and 2018.

The yield on the Company’s interest-earning assets increased 16 basis points to 4.55% for the three months ended December 31, 2019 from 4.39% for the three months ended December 31, 2018 due to higher average balances of loans receivable, net of allowance for loan losses, which increased $13.5 million and higher yields on loans receivable, which increased 9 basis points to 4.86% for the three months ended December 31, 2019 from 4.77% for the three months ended December 31, 2018. The cost of interest-bearing liabilities increased 5 basis points to 1.41% for the three months ended December 31, 2019 from 1.36% for the three months ended December 31, 2018.

Interest and Dividend Income. Interest and dividend income increased $111,000, or 1.7%, to $6.8 million for the three months ended December 30, 2019 from $6.7 million for the three months ended December 31, 2018. The increase was attributable to a higher yield on interest-earning assets, which increased 16 basis points to 4.55% for the three months ended December 31, 2019 from 4.39% for the three months ended December 31, 2018. The higher yields more than offset lower average balances of interest-earning assets, which decreased $10.5 million between periods and primarily occurred in lower-yielding interest-earning deposits.

Interest earned on loans increased $270,000, or 4.4%, to $6.4 million for the three months ended December 31, 2019 compared with $6.1 million the same period prior year due to a $13.5 million increase in the average balance of loans receivable and higher yields on loans receivable, which increased 9 basis points to 4.86% for the three months ended December 31, 2019 from 4.77% for the three months ended December 31, 2018.

Interest earned on investment securities, including interest earning deposits and excluding FHLB stock, decreased $150,000, or 30.7%, to $338,000 at December 31, 2019 from $488,000 at December 31, 2018. The decrease was due to a $23.9 million, or 26.5%, decrease in the average balance of such securities and deposits to $66.2 million for the three months ended December 31, 2019 from $90.2 million at December 31, 2018. The average yield on investment securities and interest earning deposits decreased 13 basis points to 2.02% for the three months ended December 31, 2019 from 2.15% for the three months ended December 31, 2018. The decrease in yield on interest earning deposits reflected the lower interest rates paid on reserves by the Federal Reserve Bank between the comparable periods.

Interest Expense. Interest expense increased $14,000, or 0.9%, to $1.6 million for the three months ended December 31, 2019 compared with the three months ended December 31, 2018. The average balance of interest-bearing liabilities decreased $12.0 million, or 2.5%, between the two periods, while the cost of such liabilities increased 5 basis points to 1.41% for the three months ended December 31, 2019 compared with 1.36% the prior year period. The cost of liabilities between periods increased, despite lower market interest rates, due to competition for and retention of time deposits (including individual retirement accounts). While the Company was able to lower the average cost of its savings, interest-bearing checking and money market accounts, the cost of its time deposits rose 23 basis points to 1.93% for the three months ended December 31, 2019 from 1.70% for the three months ended December 31, 2018.

The average balance of interest bearing deposits decreased $11.8 million to $427.5 million at December 31, 2019 from $439.3 million at December 31, 2018, while the average cost of such deposits increased 4 basis points to 1.34% from 1.30% between the two periods. As a result, interest paid on interest-bearing deposits increased only $8,000 to remain $1.4 million for the three months ended December 31, 2019 compared with the three months ended December 31, 2018.

Interest paid on advances increased $6,000 to $196,000 for the three months ended December 31, 2019 from $190,000 for the same period prior year, while the average balance of such borrowings decreased $116,000 to $34.4 million at December 31, 2019 from $34.5 million at December 31, 2018. The average cost of advances increased 9 basis points to 2.26% for the three months ended December 31, 2019 from 2.17% for the three months ended December 31, 2018 as maturing advances during the year were replaced with new, higher cost advances at prevailing market interest rates.

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

After an evaluation of these factors, management recorded a provision of $210,000 for the three months ended December 31, 2019 compared to a provision of $201,000 for the three months ended December 31, 2018. The increase was attributable to the establishment of specific reserves totaling $320,000 for two non-performing loans during the three months ended at December 31, 2019, partially offset by lower general reserves resulting from lower non-performing loans and the change in the composition of total loans receivable during the quarter. There were $2,000 in net recoveries for the three months ended December 31, 2019 compared with no charge-offs or recoveries during the three months ended December 31, 2018.

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

Other Income. Non-interest income decreased $22,000, or 5.2%, to $404,000 during the three months ended December 31, 2019 compared to $426,000 for the three months ended December 31, 2018. The decrease in non-interest income was attributable to lower service charges, specifically loan prepayment penalties, which decreased $56,000. Partially offsetting the decline were higher gains from the sales of loans, which increased $26,000.

Other Expenses. Non-interest expenses increased $239,000, or 5.6%, to $4.5 million during the three months ended December 31, 2019 from $4.3 million during the three months ended December 31, 2018. Compensation and employee benefits expense increased $145,000, or 5.9%, for the three months ended December 31, 2019 due to new positions in the Bank’s regulatory compliance department and due to annual merit increases for employees during the year. In addition, higher legal fees related to the collection and foreclosure of non-performing loans resulted in a $58,000 increase in professional expenses and other real estate owned expenses increased $57,000 due to higher valuation allowances between the quarterly periods.

Income Tax Expense. The Company recorded tax expense of $238,000 on pre-tax income of $791,000 for the three months ended December 31, 2019, compared to $279,000 on pre-tax income of $964,000 for the three months ended December 31, 2018. The Company’s effective tax rate for the three months ended December 31, 2019 was 30.1% compared with 28.9% for the three months ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2019 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2019, the Company had commitments outstanding under letters of credit of $962,000, commitments to originate loans of $19.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $49.6 million. There has been no material change during the three months ended December 31, 2019 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2019, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.96%, and total qualifying capital as a percentage of risk-weighted assets was 12.97%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2019. Through December 31, 2019, the Company had repurchased 81,000 shares of its common stock at an average price of $8.33, which has reduced outstanding common stock shares to 5,820,746.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2019 and September 30, 2019; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2019 and 2018; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 13, 2020	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 13, 2020	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer