Form 10-Q
period 2020-03-31
Magyar Bancorp, Inc.
filed 2020-05-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at May 1, 2020 was 5,810,746.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2020	2019
	(Unaudited)
Assets
Cash	$1,469	$825
Interest earning deposits with banks	27,672	20,644
Total cash and cash equivalents	29,141	21,469

Investment securities - available for sale, at fair value	9,573	16,703
Investment securities - held to maturity, at amortized cost (fair value of
$30,139 and $29,344 at March 31, 2020 and September 30, 2019, respectively)	30,042	29,481
Federal Home Loan Bank of New York stock, at cost	1,992	2,222
Loans receivable, net of allowance for loan losses of $5,525 and $4,888
at March 31, 2020 and September 30, 2019, respectively	541,921	518,217
Bank owned life insurance	13,808	13,647
Accrued interest receivable	2,150	2,133
Premises and equipment, net	15,792	16,172
Other real estate owned ("OREO")	6,727	7,528
Other assets	7,014	2,756

Total assets	$658,160	$630,328

Liabilities and Stockholders' Equity
Liabilities
Deposits	$560,938	$530,075
Escrowed funds	2,565	2,399
Federal Home Loan Bank of New York advances	31,079	36,189
Accrued interest payable	190	191
Accounts payable and other liabilities	7,880	6,823

Total liabilities	602,652	575,677

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,810,746 and 5,820,746 shares outstanding
at March 31, 2020 and September 30, 2019, respectively, at cost	59	59
Additional paid-in capital	26,316	26,317
Treasury stock: 112,996 and 102,996 shares at March 31, 2020 and
September 30, 2019, respectively, at cost	(1,242)	(1,152)
Unearned Employee Stock Ownership Plan shares	(141)	(214)
Retained earnings	31,829	30,971
Accumulated other comprehensive loss	(1,313)	(1,330)

Total stockholders' equity	55,508	54,651

Total liabilities and stockholders' equity	$658,160	$630,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,224	$6,226	$12,620	$12,353
Investment securities
Taxable	341	546	679	1,034
Federal Home Loan Bank of New York stock	34	37	71	82

Total interest and dividend income	6,599	6,809	13,370	13,469

Interest expense
Deposits	1,398	1,508	2,845	2,946
Borrowings	169	180	365	370

Total interest expense	1,567	1,688	3,210	3,316

Net interest and dividend income	5,032	5,121	10,160	10,153

Provision for loan losses	420	106	631	307

Net interest and dividend income after
provision for loan losses	4,612	5,015	9,529	9,846

Other income
Service charges	196	279	462	600
Income on bank owned life insurance	79	73	161	147
Other operating income	31	30	61	61
Gains on sales of loans	—	151	26	151
Gains on sales of investment securities	68	32	68	32

Total other income	374	565	778	991

Other expenses
Compensation and employee benefits	2,584	2,517	5,172	4,960
Occupancy expenses	743	744	1,486	1,484
Professional fees	430	278	778	569
Data processing expenses	147	154	301	307
OREO expenses	30	214	133	261
FDIC deposit insurance premiums	108	109	216	216
Loan servicing expenses	86	47	136	106
Insurance expense	47	49	99	102
Other expenses	385	377	769	776
Total other expenses	4,560	4,489	9,090	8,781

Income before income tax expense	426	1,091	1,217	2,056

Income tax expense	121	324	359	604

Net income	$305	$767	$858	$1,452

Net income per share-basic and diluted	$0.05	$0.13	$0.15	$0.25

Weighted average basic and diluted shares outstanding	5,819,879	5,820,746	5,820,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
	(Unaudited)
Net income	$305	$767	$858	$1,452
Other comprehensive income
Unrealized gain on
securities available for sale	105	297	91	639
Less reclassification adjustments for:
Net gains realized on securities
available for sale	(68)	(32)	(68)	(32)
Other comprehensive income, before tax	37	265	23	607
Deferred income tax effect	(10)	(75)	(6)	(170)
Total other comprehensive income	27	190	17	437
Total comprehensive income	$332	$957	$875	$1,889

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended March 31, 2020 and 2019

(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2019	5,820,746	59	$26,317	$(1,152)	$(214)	$30,971	$(1,330)	$54,651
Net income	—	—	—	—	—	553	—	553
Other comprehensive income	—	—	—	—	—	—	(10)	(10)
ESOP shares allocated	—	—	2	—	36	—	—	38
Balance, December 31, 2019	5,820,746	59	$26,319	$(1,152)	$(178)	$31,524	$(1,340)	$55,232
Net income	—	—	—	—	—	305	—	305
Other comprehensive income	—	—	—	—	—	—	27	27
Purchase of treasury stock	(10,000)	—	—	(90)	—	—	—	(90)
ESOP shares allocated	—	—	(3)	—	37	—	—	34
Balance, March 31, 2020	5,810,746	59	26,316	(1,242)	(141)	31,829	(1,313)	$55,508

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2018	5,820,746	$59	$26,310	$(1,152)	$(356)	$27,975	$(1,474)	$51,362
Net income	—	—	—	—	—	685	—	685
Other comprehensive income	—	—	—	—	—	—	246	246
ESOP shares allocated	—	—	4	—	35	—	—	39
Balance, December 31, 2018	5,820,746	$59	$26,314	$(1,152)	$(321)	$28,660	$(1,228)	$52,332
Net income	—	—	—	—	—	767	—	767
Other comprehensive loss	—	—	—	—	—	—	191	191
ESOP shares allocated	—	—	—	—	36	—	—	36
Balance, March 31, 2019	5,820,746	$59	$26,314	$(1,152)	$(285)	$29,427	$(1,037)	$53,326

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2020	2019
	(Unaudited)
Operating activities
Net income	$858	$1,452
Adjustment to reconcile net income to net cash (used in) provided by operating activities

Depreciation expense	434	468
Premium amortization on investment securities, net	50	56
Provision for loan losses	631	307
Provision for loss on other real estate owned	60	212
Originations of SBA loans held for sale	(262)	(2,170)
Proceeds from the sales of SBA loans	288	2,321
Gains on sale of loans receivable	(26)	(151)
Gains on sales of investment securities	(68)	(32)
Gains on the sales of other real estate owned	(16)	(35)
ESOP compensation expense	73	75
Deferred income tax benefit	(288)	(158)
Increase in accrued interest receivable	(17)	(56)
Increase in surrender value of bank owned life insurance	(161)	(147)
Increase in other assets	(142)	(463)
(Decrease) increase in accrued interest payable	(1)	29
Decrease in accounts payable and other liabilities	(2,778)	(120)
Net income to net cash (used in) provided by operating activities	(1,365)	1,588

Investing activities
Net increase in loans receivable	(14,266)	(11,643)
Purchases of loans receivable	(10,069)	—
Proceeds from the sale of loans receivable	—	4,386
Purchases of investment securities held to maturity	(3,679)	(1,645)
Purchases of investment securities available for sale	(1,516)	(3,088)
Sales of investment securities available for sale	6,073	947
Principal repayments on investment securities held to maturity	3,093	1,338
Principal repayments on investment securities available for sale	2,639	878
Purchases of premises and equipment	(54)	(64)
Investment in other real estate owned	—	(11)
Proceeds from other real estate owned	757	862
Redemption of Federal Home Loan Bank stock	230	133
Net cash used in investing activities	(16,792)	(7,907)

Financing activities
Net increase in deposits	30,863	41,657
Net increase in escrowed funds	166	429
Proceeds from long-term advances	2,591	3,975
Repayments of long-term advances	(7,701)	(6,940)
Purchase of treasury stock	(90)	—
Net cash provided by financing activities	25,829	39,121
Net increase in cash and cash equivalents	7,672	32,802

Cash and cash equivalents, beginning of year	21,469	15,368

Cash and cash equivalents, end of year	$29,141	$48,170

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,211	$3,286
Income taxes	$1,095	$414
Non-cash operating activities
Initial recognition of lease liability and right-of-use asset	$3,835	$—

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

Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The September 30, 2019 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. The markets served by the Company have been significantly impacted by the Coronavirus/COVID-19 pandemic (“COVID-19”), which started during the first calendar quarter of 2020. Please refer to Note O- Subsequent Events for more information.

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

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new standard for a period of time. The Company did not early adopt as of January 1, 2020, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2020 and 2019 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
	(In thousands except for per share data)

Income applicable to common shares	$305	$767	$858	$1,452
Weighted average number of common shares
outstanding - basic	5,820	5,821	5,821	5,821
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,820	5,821	5,821	5,821

Basic earnings per share	$0.05	$0.13	$0.15	$0.25

Diluted earnings per share	$0.05	$0.13	$0.15	$0.25

There were no outstanding stock awards or options to purchase common stock at March 31, 2020 and 2019.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards the three and six months ended March 31, 2020 and 2019.

There were no stock option and stock award expenses included with compensation expense for the three and six months ended March 31, 2020 and 2019.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2020, the Company had repurchased a total of 91,000 shares of its common stock at an average cost of $8.41 per share under this program, including 10,000 shares purchased at an average price of $9.03 per share during the three months ended March 31, 2020. No shares were repurchased during the three or six months ended March 31, 2019. Under the stock repurchase program, 38,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2020. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 112,996 total treasury stock shares at March 31, 2020.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. In 2006 the ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (4.75% at January 1, 2020) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At March 31, 2020, shares allocated to participants totaled 190,661. Unallocated ESOP shares held in suspense totaled 27,202 and had a fair market value of $244,818. The Company's contribution expense for the ESOP was $73,000 and $75,000 for the six months ended March 31, 2020 and 2019, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and the related income tax effects are as follows:

	Three Months Ended March 31,
	2020			2019
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain arising
during period on:

Available-for-sale investments	$105	$(29)	$76	$297	$(84)	$213

Less reclassification adjustments for:
Net gains realized on securities
available for sale (a) (b)	(68)	19	(49)	(32)	9	(23)

Other comprehensive income, net	$37	$(10)	$27	$265	$(75)	$190

	Six Months Ended March 31,
	2020			2019
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain arising
during period on:

Available-for-sale investments	$91	$(25)	$66	$639	$(179)	$460

Less reclassification adjustments for:
Net gains realized on securities
available for sale (a) (b)	(68)	19	(49)	(32)	9	(23)

Other comprehensive income, net	$23	$(6)	$17	$607	$(170)	$437

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

	Fair Value at March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$468	$—	$468	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,105	—	9,105	—
Total securities available for sale	$9,573	$—	$9,573	$—

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$495	$—	$495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,708	—	14,708	—
Debt securities	1,500	—	1,500	—
Total securities available for sale	$16,703	$—	$16,703	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $20,000 and $26,000 at March 31, 2020 and September 30, 2019, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2020 and September 30, 2019.

	Fair Value at March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$9,480	$—	$—	$9,480
Other real estate owned	6,727	—	—	6,727
Total	$16,207	$—	$—	$16,207

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$6,835	$—	$—	$6,835
Other real estate owned	7,528	—	—	7,528
Total	$14,363	$—	$—	$14,363

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
March 31, 2020	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 9,480	Appraisal of collateral (1)	Appraisal adjustments (2)	-2.5% to -8.0% (-4.0%)
Other real estate owned	$ 6,727	Appraisal of collateral (1)	Liquidation expenses (2)	-1.3% to -53.8% (-15.6%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2019	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 6,835	Appraisal of collateral (1)	Appraisal adjustments (2)	-1.9% to -67.2% (-25.0%)
Other real estate owned	$ 7,528	Appraisal of collateral (1)	Liquidation expenses (2)	-9.2% to -48.5% (-19.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2020 and September 30, 2019.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2020
Financial instruments - assets
Investment securities held to maturity	$30,042	$30,139	$—	$30,139	$—
Loans	541,921	554,893	—	—	554,893

Financial instruments - liabilities
Certificates of deposit including retirement certificates	128,243	130,492	—	130,492	—
Borrowings	31,079	31,998	—	31,998	—

September 30, 2019
Financial instruments - assets
Investment securities held to maturity	$29,481	$29,344	$—	$29,344	$—
Loans	518,217	527,088	—	—	527,088

Financial instruments - liabilities
Certificates of deposit including retirement certificates	116,776	117,730	—	117,730	—
Borrowings	36,189	36,583	—	36,583	—

There were no transfers between fair value measurement placements for the six months ended March 31, 2020.

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

At March 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities totaled $3.5 million and $3.9 million, respectively.

The following table presents the balance sheet information related to our leases:

March 31, 2020
(Dollars in thousands)

Operating lease right-of-use asset	$3,538
Operating lease liabilities	$3,943
Weighted average remaining lease term in years	8.0
Weighted average discount rate	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

March 31, 2020
(In thousands)
For the Year Ending:
2020	$350
2021	705
2022	595
2023	602
2024	602
2025 and thereafter	1,528
Total lease payments	4,382
Less imputed interest	(439)
Present value of lease liabilities	$3,943

Total lease expense recorded on the Consolidated Statements of Income within Occupancy expense were $403,000 and $392,000 for the six months ended March 31, 2020 and 2019, respectively.

NOTE I - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2020 and September 30, 2019:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$445	$23	$—	$468
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,045	95	(35)	9,105
Total securities available for sale	$9,490	$118	$(35)	$9,573

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$480	$15	$—	$495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,663	80	(35)	14,708
Debt securities	1,500	—	—	1,500
Total securities available for sale	$16,643	$95	$(35)	$16,703

The maturities of the debt securities and certain information regarding the mortgage-backed securities available for sale at March 31, 2020 are summarized in the following table:

March 31, 2020
	Amortized	Fair
	Cost	Value
(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	9,490	9,573
Commercial	—	—
Total	$9,490	$9,573

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2020 and September 30, 2019:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,917	$30	$(37)	$1,910
Mortgage-backed securities - commercial	810	—	(6)	804
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	23,078	759	(9)	23,828
Debt securities	970	30	—	1,000
Private label mortgage-backed securities - residential	267	—	(34)	233
Corporate securities	3,000	—	(636)	2,364
Total securities held to maturity	$30,042	$819	$(722)	$30,139

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$445	$—	$(54)	$391
Mortgage-backed securities - commercial	842	—	(6)	836
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	22,363	276	(47)	22,592
Debt securities	2,468	10	—	2,478
Private label mortgage-backed securities - residential	363	7	—	370
Corporate securities	3,000	—	(323)	2,677
Total securities held to maturity	$29,481	$293	$(430)	$29,344

The maturities of the debt securities and certain information regarding the mortgage backed securities held to maturity at March 31, 2020 are summarized in the following table:

	March 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	3,970	3,364
Due after 10 years	—	—
Total debt securities	3,970	3,364

Mortgage-backed securities:
Residential	25,262	25,971
Commercial	810	804
Total	$30,042	$30,139

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2020 and September 30, 2019 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2020
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$380	$(37)	$380	$(37)
Mortgage-backed securities - commercial	1	—	—	804	(6)	804	(6)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	5	1,228	—	3,952	(44)	5,180	(44)
Private label mortgage-backed securities residential	1	233	(34)	—	—	233	(34)
Corporate securities	1	—	—	2,364	(636)	2,364	(636)
Total	10	$1,461	$(34)	$7,500	$(723)	$8,961	$(757)

		September 30, 2019
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$392	$(54)	$392	$(54)
Mortgage-backed securities - commercial	1	—	—	836	(6)	836	(6)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	13	1,219	(4)	14,429	(78)	15,648	(82)
Corporate securities	1	—	—	2,678	(323)	2,678	(323)
Total	17	$1,219	$(4)	$18,335	$(461)	$19,554	$(465)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2020 and September 30, 2019, there were ten and seventeen, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2020 and September 30, 2019.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2020	2019
	(In thousands)

One-to-four family residential	$204,575	$190,415
Commercial real estate	245,860	232,544
Construction	22,333	28,451
Home equity lines of credit	22,170	17,832
Commercial business	47,684	48,769
Other	4,782	4,990
Total loans receivable	547,404	523,001
Net deferred loan costs	42	104
Allowance for loan losses	(5,525)	(4,888)

Total loans receivable, net	$541,921	$518,217

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
March 31, 2020	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$2,177	$2,177	$2,177
Commercial real estate	599	46	2,768	3,367	3,367
Construction	2,306	175	2,900	5,206	5,206
Commercial business	—	—	1,404	1,404	1,404
Total impaired loans	$2,905	$221	$9,249	$12,154	$12,154

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2019	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$1,405	$1,405	$1,405
Commercial real estate	—	—	4,593	4,593	4,593
Construction	—	—	2,900	2,900	2,900
Commercial business	—	—	1,456	1,456	1,456
Total impaired loans	$—	$—	$10,354	$10,354	$10,354

The average recorded investment in impaired loans was $10.3 million and $7.8 million for the six months ended March 31, 2020 and 2019, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There were no TDRs during the six months ended March 31, 2020. There was one TDR during the six months ended March 31, 2019 totaling $365,000 that resulted from the restructure of a previously impaired, non-accrual loan. During the six months ended March 31, 2020 and 2019, interest income of $75,000 and $109,000, respectively, were recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Six Months
	Ended March 31, 2020	Ended March 31, 2020
	(In thousands)

One-to-four family residential	$1,787	$1,659
Commercial real estate	2,995	3,528
Construction	4,053	3,669
Commercial business	1,441	1,446
Average investment in impaired loans	$10,276	$10,302

	Three Months	Six Months
	Ended March 31, 2019	Ended March 31, 2019
	(In thousands)

One-to-four family residential	$1,240	$1,204
Commercial real estate	3,923	3,936
Construction	2,900	1,933
Home equity lines of credit	49	52
Commercial business	646	667
Average investment in impaired loans	$8,758	$7,792

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
March 31, 2020
One-to-four family residential	$203,308	$—	$1,267	$—	$204,575
Commercial real estate	243,683	406	1,771	—	245,860
Construction	17,035	—	5,298	—	22,333
Home equity lines of credit	22,170	—	—	—	22,170
Commercial business	46,435	13	1,236	—	47,684
Other	4,782	—	—	—	4,782
Total	$537,413	$419	$9,572	$—	$547,404

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2019
One-to-four family residential	$189,938	$—	$477	$—	$190,415
Commercial real estate	228,156	1,409	2,979	—	232,544
Construction	25,551	—	2,900	—	28,451
Home equity lines of credit	17,832	—	—	—	17,832
Commercial business	47,541	—	1,228	—	48,769
Other	4,990	—	—	—	4,990
Total	$514,008	$1,409	$7,584	$—	$523,001

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
March 31, 2020
One-to-four family residential	$200,712	$2,957	$—	$906	$3,863	$906	$204,575
Commercial real estate	240,540	3,549	—	1,771	5,320	1,771	245,860
Construction	17,127	—	—	5,206	5,206	5,206	22,333
Home equity lines of credit	22,072	6	92	—	98	—	22,170
Commercial business	45,028	1,420	—	1,236	2,656	1,236	47,684
Other	4,782	—	—	—	—	—	4,782
Total	$530,261	$7,932	$92	$9,119	$17,143	$9,119	$547,404

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2019
One-to-four family residential	$190,301	$—	$—	$114	$114	$114	$190,415
Commercial real estate	229,331	503	58	2,652	3,213	2,652	232,544
Construction	25,551	—	—	2,900	2,900	2,900	28,451
Home equity lines of credit	17,832	—	—	—	—	—	17,832
Commercial business	47,541	—	—	1,228	1,228	1,228	48,769
Other	4,990	—	—	—	—	—	4,990
Total	$515,546	$503	$58	$6,894	$7,455	$6,894	$523,001

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	2
Provision (credit)	(26)	(147)	63	2	311	(6)	13	210
Balance- December 31, 2019	$707	$1,919	$574	$140	$1,495	$2	$263	$5,100
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	5	—	—	—	—	—	—	5
Provision (credit)	227	457	70	42	(287)	(2)	(87)	420
Balance- March 31, 2020	$939	$2,376	$644	$182	$1,208	$—	$176	$5,525

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	—	1
Provision (credit)	11	50	181	11	31	(21)	(62)	201
Balance- December 31, 2018	$698	$1,590	$674	$121	$1,182	$4	$133	$4,402
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	92	—	—	—	—	—	—	92
Provision (credit)	(80)	95	142	17	(78)	(1)	11	106
Balance- March 31, 2019	$710	$1,685	$816	$138	$1,104	$3	$144	$4,600

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2020 and September 30, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - March 31, 2020	$939	$2,376	$644	$182	$1,208	$—	$176	$5,525
Individually evaluated
for impairment	—	46	175	—	—	—	—	221
Collectively evaluated
for impairment	939	2,330	469	182	1,208	—	176	5,304

Loans receivable:
Balance - March 31, 2020	$204,575	$245,860	$22,333	$22,170	$47,684	$4,782	$—	$547,404
Individually evaluated
for impairment	2,177	3,367	5,206	—	1,404	—	—	12,154
Collectively evaluated
for impairment	202,398	242,493	17,127	22,170	46,280	4,782	—	535,250

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	731	2,066	511	138	1,184	8	250	4,888

Loans receivable:
Balance - September 30, 2019	$190,415	$232,544	$28,451	$17,832	$48,769	$4,990	$—	$523,001
Individually evaluated
for impairment	1,405	4,593	2,900	—	1,456	—	—	10,354
Collectively evaluated
for impairment	189,010	227,951	25,551	17,832	47,313	4,990	—	512,647

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three and six months ended March 31, 2020 compared with one TDR of a one-to-four family residential loan for the three and six months ended March 31, 2019.

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2020	2019
	(In thousands)

Demand accounts	$132,177	$106,422
Savings accounts	70,859	70,598
NOW accounts	42,567	48,164
Money market accounts	187,092	188,115
Certificates of deposit	112,374	100,016
Retirement certificates	15,869	16,760
Total deposits	$560,938	$530,075

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at March 31, 2020 or September 30, 2019.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%
for the three and six months ended March 31, 2020 and 2019	$77	$203	$221	$382
State tax expense	57	125	163	236
Other	(13)	(4)	(25)	(14)
Income tax expense	$121	$324	$359	$604

On July 1, 2018, the State of New Jersey's Assembly signed into law a new bill, effective January 1, 2018, that imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax was set at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense for the six months ended March 31, 2020.

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

As of March 31, 2020 and September 30, 2019, the Company did not hold any interest rate floors or collars.

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

	March 31,	September 30,
	2020	2019
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$967	$1,315
Unused lines of credit	51,855	56,405
Fixed rate loan commitments	1,993	3,362
Variable rate loan commitments	16,781	12,141
Total	$71,596	$73,223

NOTE O – SUBSEQUENT EVENTS

Subsequent to our quarter end, global, national and local economies and financial markets have been negatively impacted by the effects of the worldwide COVID-19 pandemic. The Bank is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. As of the date of issuance of these financial statements, the impact the pandemic may have on the Bank’s financial position is not known.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as may be supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Bank and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans. In addition, the COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. The adverse effect of the COVID-19 pandemic on the Company, its customers and the communities where it operates may adversely affect the Company’s business, results of operations and financial condition for an indefinite period of time.

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

The Company accounts for other-than-temporary impairments based upon several considerations. First, other-than-temporary impairments on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to their amortized cost, are recognized in operations. If neither of these criteria apply, then the other-than-temporary impairment is separated into credit-related and noncredit-related components. The credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost while the noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related, other-than-temporary impairments in earnings, while noncredit-related, other-than-temporary impairments on debt securities are recognized, net of deferred taxes, in AOCI. Management did not account for any other-than-temporary impairments at or during the periods presented in these financial statements.

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

Coronavirus/COVID-19

The extraordinary impact of the Coronavirus/COVID-19 (“COVID-19”) has created an unprecedented environment for consumers and businesses alike. In response to the spread of the virus, the Governor of New Jersey issued a pair of executive orders on March 21, 2020 directing residents to stay indoors and to close all non-essential businesses. Banking is considered an essential business and the Company’s Board and Executive Officers are committed to continue servicing Bank customers while protecting its valued employees. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020,and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.

To protect its employees and customers from potential exposure to the virus, on March 20, 2020 all Magyar Bank lobbies were temporarily closed. Magyar Bank continues to serve its community through its drive-up lanes, online banking, mobile services, and ATMs. Magyar Bank’s electronic banking platform ensures depositors and borrowers have ongoing access to the funds they need. Operational staff are working on a rotational basis and between their primary offices and our disaster recovery location to limit their potential exposure to COVID-19 and to continue providing banking services to our customers during this challenging time.

To assist its customers, Magyar Bank is offering loan payment deferrals to borrowers unable to pay due to the effects of COVID-19. The Bank has received significant numbers of requests to modify loan terms to defer principal and/or interest payments, and has agreed to such deferrals or are in the process of doing so. The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, are encouraging financial institutions to work with borrowers who request loan modifications or deferrals as a result of COVID-19. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution may temporarily suspend any determination of a loan modified as a result of COVID-19 as being a troubled debt restructuring (“TDR”), including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

As of May 8, 2020, we had modified 245 loans aggregating $145.9 million, primarily consisting of the deferral of principal and/or interest payments for a period of 90 days. Details with respect to actual loan modifications are as follows:

Type of Loan	Number of Loans	Balance	Weighted Average Interest Rate
		(In thousands)
One- to four-family residential real estate (1)	77	$19,350	4.13%
Commercial real estate	126	104,948	4.77%
Construction	4	2,630	3.97%
Home equity lines of credit	8	12,850	4.35%
Commercial business	30	6,093	4.98%
Total	245	$145,871	4.65%

(1) Includes home equity loans.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, Magyar Bank was automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of May 8, 2020, we had received approximately 300 applications for up to $53.0 million in loans under the PPP. Under the PPP, the Bank receives a processing fee from the SBA based on a percentage of the PPP loan as follows: 5% for loans under $350,000, 3% for loans of $350,000 up to $1,999,900, and 1% for loans of $2,000,000 or more. The processing fees will be amortized over the expected life of the loans. The Bank expects to receive fees totaling $1.9 million. Due to the administrative efforts of these loans and the overall economic impact from COVID-19, we expect significantly lower non-PPP loan growth for the remainder of the year.

The health of the banking industry is highly correlated with that of the economy. The closure of non-essential businesses in our local and national economies increases the likelihood of recession, which typically results in an increased level of credit losses. Accordingly, our provisions for loan loss increased this quarter and will be closely monitored throughout the pandemic. In addition to utilizing quantitative loss factors, the Company considers qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. The impact of the COVID-19 pandemic on the performance of the Company’s loan portfolio in future quarters is unknown, however all of these factors are likely to be affected by the COVID-19 pandemic.

Comparison of Financial Condition at March 31, 2020 and September 30, 2019

Total assets increased $27.8 million, or 4.4%, to $658.2 million at March 31, 2020 from $630.3 million at September 30, 2019. The increase was primarily attributable to a $23.7 million increase in net loans receivable, and a $4.3 million increase in other assets.

Cash and interest bearing deposits with banks increased $7.7 million, or 35.7%, to $29.1 million at March 31, 2020 from $21.4 million at September 30, 2019 as the result of net deposit inflows to fund loan growth during the six months ended March 31, 2020.

At March 31, 2020, investment securities totaled $39.6 million, reflecting a decrease of $6.6 million, or 14.2%, from $46.2 million at September 30, 2019. The Company received payments from mortgage-backed securities and bond calls totaling $5.7 million, sold five investment securities totaling $6.1 million and purchased three mortgage-backed securities totaling $5.2 million during the six months ended March 31, 2020.

Investment securities at March 31, 2020 consisted of $35.4 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $970,000 in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $267,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2020.

Total loans receivable increased $24.4 million, or 4.7%, during the six months ended March 31, 2020 to $547.4 million from $523.0 million at September 30, 2019. The loan portfolio was comprised of $245.9 million (44.9%) commercial real estate loans, $204.5 million (37.4%) one-to-four family residential mortgage loans, $47.7 million (8.7%) commercial business loans, $22.3 million (4.1%) construction loans, $22.2 million (4.1%) home equity lines of credit and $4.8 million (0.8%) other loans. Expansion of the portfolio during the six months ended March 31, 2020 occurred in 1-4 family residential real estate loans (including home equity lines of credit), which increased $18.5 million, or 8.9%, and in commercial real estate loans, which increased $13.3 million, or 5.7%. Partially offsetting these increases were construction loans, which decreased $6.1 million, or 21.5%, commercial business loans, which decreased $1.1 million, or 2.2% and other loans, which decreased $208,000, or 4.2%, during the six month period.

Total non-performing loans increased $2.2 million, or 32.3%, to $9.1 million at March 31, 2020 from $6.9 million at September 30, 2019. The increase was primarily related to one relationship consisting of two construction loans totaling $2.3 million and three commercial loans totaling $1.0 million. Based on updated appraisals of the real estate securing the loans, net of estimated selling and disposition costs, management established $231,000 in specific reserves for three of the loans. The loans were in the process of foreclosure at March 31, 2020. Due to the COVID-19 pandemic, foreclosures of collateral securing residential real estate loans have been temporarily suspended while the foreclosure proceedings of commercial real estate is expected to slow significantly as court hearings have been postponed until further notice. The ratio of non-performing loans to total loans increased to 1.67% at March 31, 2020 from 1.32% at September 30, 2019. Year-to-date, there were no charge offs and there were $6,000 in recoveries of previously charged-off non-performing loans.

During the six months ended March 31, 2020, the allowance for loan losses increased $637,000 to $5.5 million. The increase was attributable to the COVID-19 pandemic’s impact on the Bank’s local economy. Management adjusted its factor affecting historical losses for a higher likelihood of economic recession in the next twelve months for all segments of its loan portfolio at March 31, 2020. The allowance for loan losses as a percentage of non-performing loans decreased to 60.6% at March 31, 2020 compared with 70.9% at September 30, 2019. At March 31, 2020, the Company’s allowance for loan losses as a percentage of total loans was 1.01% compared with 0.93% at September 30, 2019.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment due to COVID-19.

Other real estate owned decreased $801,000, or 10.6%, to $6.7 million at March 31, 2020 from $7.5 million at September 30, 2019. The decrease was the result of the two sales totaling $745,000 and valuation allowances totaling $60,000. While several of the properties were under contract of sale at March 31, 2020, it is unknown when and if the sales will occur given the COVID-19 pandemic.

Total deposits increased $30.8 million, or 5.8%, to $560.9 million during the six months ended March 31, 2020 from $530.1 million at September 30, 2019. The increase in deposits occurred in non-interest bearing checking accounts, which increased $25.7 million, or 24.2%, to $132.2 million, certificates of deposit (including individual retirement accounts) which increased $11.5 million, or 9.8%, to $128.2 million, and in savings accounts, which increased $261,000, or 0.4%, to $70.8 million. Offsetting these increases were decreases in interest-bearing checking accounts, which decreased $5.6 million, or 11.6%, to $42.6 million, and money market accounts, which decreased $1.0 million, or 0.5%, to $187.1 million.

Included with the total deposits at March 31, 2020 and September 30, 2019 were brokered certificates of deposit totaling $6.9 million.

Federal Home Loan Bank of New York advances decreased $5.1 million to $31.1 million at March 31, 2020 from $36.2 million at September 30, 2019. The Company used proceeds from deposit inflows during the six months period to repay matured term borrowings.

Stockholders’ equity increased $857,000, or 1.6%, to $55.5 million at March 31, 2020 from $54.6 million at September 30, 2019. The Company’s book value per share increased to $9.55 at March 31, 2020 from $9.39 at September 30, 2019. The increase in stockholders’ equity was attributable to the Company’s results from operations and treasury share purchases.

The Company repurchased 10,000 shares of its common stock at an average price of $9.03 during the six months ended March 31, 2020. Through March 31, 2020, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the second stock repurchase plan, which reduced outstanding shares to 5,810,746.

Average Balance Sheet for the Three and Six Months Ended March 31, 2020 and 2019

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2020 and 2019. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$26,632	$84	1.27%	$35,416	$206	2.35%
Loans receivable, net	532,081	6,224	4.69%	513,472	6,226	4.92%
Securities
Taxable	45,114	257	2.29%	57,287	340	2.41%
FHLB of NY stock	1,974	34	6.97%	2,047	37	7.31%
Total interest-earning assets	605,801	6,599	4.37%	608,222	6,809	4.54%
Noninterest-earning assets	46,667			41,948
Total assets	$652,468			$650,170

Interest-bearing liabilities:
Savings accounts (1)	$70,342	106	0.60%	$75,917	125	0.67%
NOW accounts (2)	236,877	682	1.16%	240,205	832	1.40%
Time deposits (3)	129,458	610	1.89%	125,426	551	1.78%
Total interest-bearing deposits	436,677	1,398	1.28%	441,548	1,508	1.39%
Borrowings	30,675	169	2.21%	32,935	180	2.22%
Total interest-bearing liabilities	467,352	1,567	1.34%	474,483	1,688	1.44%
Noninterest-bearing liabilities	130,099			123,251
Total liabilities	597,451			597,734
Retained earnings	55,017			52,436
Total liabilities and retained earnings	$652,468			$650,170

Net interest and dividend income		$5,032			$5,121
Interest rate spread			3.03%			3.10%
Net interest-earning assets	$138,449			$133,739
Net interest margin (4)			3.33%			3.41%
Average interest-earning assets to
average interest-bearing liabilities	129.62%			128.19%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$22,736	$155	1.36%	$34,502	$359	2.08%
Loans receivable, net	527,234	12,621	4.77%	511,187	12,353	4.85%
Securities
Taxable	46,244	523	2.26%	56,920	675	2.38%
FHLB of NY stock	2,059	71	6.91%	2,084	82	7.93%
Total interest-earning assets	598,273	13,370	4.46%	604,693	13,469	4.47%
Noninterest-earning assets	46,882			42,332
Total assets	$645,155			$647,025

Interest-bearing liabilities:
Savings accounts (1)	$70,267	$220	0.62%	$76,766	$251	0.66%
NOW accounts (2)	235,794	1,417	1.20%	236,522	1,590	1.35%
Time deposits (3)	125,990	1,208	1.91%	127,148	1,105	1.74%
Total interest-bearing deposits	432,051	2,845	1.31%	440,436	2,946	1.34%
Borrowings	32,572	365	2.24%	33,758	370	2.20%
Total interest-bearing liabilities	464,623	3,210	1.38%	474,194	3,316	1.40%
Noninterest-bearing liabilities	124,985			119,861
Total liabilities	589,608			594,055
Retained earnings	55,547			52,970
Total liabilities and retained earnings	$645,155			$647,025

Net interest and dividend income		$10,160			$10,153
Interest rate spread			3.08%			3.07%
Net interest-earning assets	$133,650			$130,499
Net interest margin (4)			3.39%			3.37%
Average interest-earning assets to
average interest-bearing liabilities	128.77%			127.52%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

Net Income. Net income decreased $462,000, or 60.2%, to $305,000 during the three month period ended March 31, 2020 compared with net income of $767,000 for the three-month period ended March 31, 2019 due to lower net interest and dividend income, higher provisions for loan loss, lower non-interest income and higher non-interest expenses.

Net Interest and Dividend Income. Net interest and dividend income decreased $89,000, or 1.7%, to $5.0 million for the three months ended March 31, 2020 from $5.1 million for the three months ended March 31, 2019.

The Company’s net interest margin decreased by eight basis points to 3.33% for the quarter ended March 31, 2020 compared to 3.41% for the quarter ended March 31, 2019. The yield on interest-earning assets decreased 17 basis points to 4.37% for the three months ended March 31, 2020 from 4.54% for the three months ended March 31, 2019 due to lower market interest rates, partially offset by higher balances of loans receivable, between the two periods. The cost of interest-bearing liabilities decreased 10 basis points to 1.34% for the three months ended March 31, 2020 from 1.44% for the three months ended March 31, 2019 due to lower market interest rates and lower average balances of interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income decreased $210,000, or 3.1%, to $6.6 million for the three months ended March 31, 2020 from the three months ended March 31, 2019. The decrease was attributable to a 17 basis point decrease in the yield on interest-earning assets to 4.37% as well as $2.4 million decrease in the average balance of interest-earning assets compared with the prior year period.

Interest earned on loans was unchanged at $6.2 million for the three months ended March 31, 2020 compared with the same period prior year. An $18.7 million increase in the average balance of loans receivable was offset by a 23 basis point decrease in the yield on loans receivable to 4.69% for the three months ended March 31, 2020 from 4.92% for the three months ended March 31, 2019. Lower market interest rates accounted for the decline in yields between periods.

Interest earned on investment securities, including interest earning deposits and excluding FHLB stock, decreased $205,000, or 37.5%, to $341,000 during the three months ended March 31, 2020 from $546,000 for the three months ended March 31, 2019. The decrease was due to a $21.0 million, or 22.6%, decrease in the average balance of such securities and deposits to $71.7 million for the three months ended March 31, 2020 from $92.7 million at March 31, 2019. The average yield on investment securities and interest earning deposits decreased 48 basis points to 1.91% for the three months ended March 31, 2020 from 2.39% for the three months ended March 31, 2019. The decrease in yield on interest earning deposits primarily reflected the lower interest rates paid on reserves by the Federal Reserve Bank between the comparable periods.

Interest Expense. Interest expense decreased $121,000, or 7.2%, to $1.6 million for the six months ended March 31, 2020 compared with $1.7 million the three months ended March 31, 2019. The average balance of interest-bearing liabilities decreased $7.1 million, or 1.5%, to $467.4 between the two periods, while the cost of such liabilities decreased 10 basis points to 1.34% for the three months ended March 31, 2020 compared with 1.44% the prior year period.

The average balance of interest bearing deposits decreased $4.8 million, or 1.1%, to $436.7 million at March 31, 2020 from $441.5 million at March 31, 2019, while the average cost of such deposits decreased 11 basis points to 1.28% from 1.39% between the two periods. As a result, interest paid on interest-bearing deposits decreased $110,000 to $1.4 million for the three months ended March 31, 20 compared with $1.5 million the three months ended March 31, 2019.

Interest paid on advances decreased $11,000 to $169,000 for the three months ended March 31, 2020 from $180,000 for the three months ended March 31, 2019, while the average balance of such borrowings decreased $2.3 million to $36.7 million from $32.9 million. In addition, the average cost of advances decreased 1 basis point to 2.21% for the three months ended March 31, 2020 from 2.22% for the three months ended March 31, 2019.

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

After an evaluation of these factors, management recorded a provision of $420,000 for the three months ended March 31, 2020 compared to a provision of $106,000 for the three months ended March 31, 2019. The Company increased its factor for likelihood of recession due to the economic impact of COVID-19, which resulted in a higher estimate of it allowance for loan loss.

There were no charge-offs during the three months ended March 31, 2020, while there were $4,000 in recoveries from non-performing loans previously charged-off. There were also no charge-offs during the three months ended March 31, 2019, while recoveries totaled $90,000.

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

Other Income. Non-interest income decreased $191,000, or 33.8%, to $374,000 during the three months ended March 31, 2020 compared to $565,000 for the three months ended March 31, 2019. The decrease was attributable to lower service charge income and lower gains from the sales of SBA loans. Service charge income decreased $83,000 to $196,000 from the prior year period due to lower loan and deposit fees. The Company did not record any gains from sales of SBA loans, compared with $151,000 for the prior year period. Partially offsetting the decreases were higher gains from the sale of investment securities, which increased $36,000 to $68,000 for the three months ended March 31, 2020 compared with $32,000 for the three months ended March 31, 2019.

Other Expenses. Non-interest expenses increased $71,000, or 1.6%, to $4.6 million from the three months ended March 31, 2019. Professional fees increased $152,000 to $430,000 for the three months ended March 31, 2020 from the prior year period from higher legal expenses incurred for the collection of non-performing loans. Compensation and benefit expense increased $67,000, or 2.7%, from the prior year period due to the addition of a new Bank Secrecy Act Officer as well as annual merit increases for employees. Partially offsetting these increases was a $184,000 decline in OREO expenses to $30,000 for the three months ended March 31, 2020 from $214,000 for the prior year period due to lower valuation allowances and sales of properties between the two periods.

Income Tax Expense. The Company recorded tax expense of $121,000 on pre-tax income of $426,000 for the three months ended March 31, 2020, compared to $324,000 on pre-tax income of $1.1 million for the three months ended March 31, 2019. The decrease was due to a $665,000 decrease in the Company’s results from operations. The Company’s effective tax rate for the three months ended March 31, 2020 was 28.4% compared with 29.7% for the three months ended March 31, 2019.

Comparison of Operating Results for the Six Months Ended March 31, 2020 and 2019

Net Income. Net income decreased $594,000, or 40.9%, to $858,000 during the six month period ended March 31, 2020 compared with $1.5 million for the six month period ended March 31, 2019 due to higher provisions for loan loss, lower non-interest income and higher non-interest expense.

Net Interest and Dividend Income. The Company’s net interest and dividend income was unchanged at $10.2 million for the six months period ended March 31, 2020, compared with for the six months ended March 31, 2019. A 2 basis point increase in the Company’s net interest margin 3.39% was offset by a $6.4 million decrease in the average balance of interest-earning assets.

Interest and Dividend Income. Interest and dividend income decreased $99,000, or 0.7%, to $13.4 million for the six months ended March 31, 2020 compared to $13.5 million for the six months ended March 31, 2019. The decrease was attributable to a 1 basis point decrease in the yield on interest-earning assets to 4.46% as well as $6.4 million decrease in the average balance of interest-earning assets compared with the prior year period.

Interest earned on loans increased $267,000, or 2.2%, to $12.6 million for the six months ended March 31, 2020 compared with $12.3 million for the same period prior year. A $16.0 million increase in the average balance of loans receivable more than offset an 8 basis point decrease in the yield on loans receivable to 4.77% for the six months ended March 31, 2020 from 4.85% for the six months ended March 31, 2019. Lower market interest rates accounted for the decline in yields between periods.

Interest earned on investment securities, including interest earning deposits and excluding FHLB stock, decreased $355,000, or 34.3%, to $679,000 for the six months ended March 31, 2020 from $1.0 million for the six months ended March 31, 2019. The decrease was due to a $22.0 million, or 24.5%, decrease in the average balance of such securities and deposits to $69.0 million for the six months ended March 31, 2020 from $91.4 million at March 31, 2019. The average yield on investment securities and interest earning deposits decreased 31 basis points to 1.96% for the three months ended March 31, 2020 from 2.27% for the three months ended March 31, 2019. The decrease in yield on interest earning deposits primarily reflected the lower interest rates paid on reserves by the Federal Reserve Bank between the comparable periods.

Interest Expense. Interest expense decreased $106,000, or 3.2%, to $3.2 million for the six months ended March 31, 2020 from $3.3 million for the six months ended March 31, 2019. The average balance of interest-bearing liabilities decreased $9.6 million, or 2.0%, to $464.6 million from $474.2 million between the two periods, while the cost on such liabilities decreased 2 basis points to 1.38% for the three months ended March 31, 2020 compared with 1.40% the prior year period.

The average balance of interest bearing deposits decreased $8.4 million, or 1.9%, to $432.0 million at March 31, 2020 from $440.4 million at March 31, 2019, while the average cost of such deposits decreased 3 basis points to 1.31% from 1.34% between the two periods. As a result, interest paid on deposits decreased $101,000 to $2.8 million for the six months ended March 31, 2020 compared with $2.9 million for the six months ended March 31, 2019.

Interest paid on advances decreased $5,000 to $365,000 for the six months ended March 31, 2020 from $370,000 for the six months ended March 31, 2019. A $1.2 million decrease in the average balance of such borrowings to $32.6 million for the six months ended March 31, 2020 from $33.8 million for the six months ended March 31, 2019 more than offset a 4 basis point increase in the average cost of advances to 2.24% between periods.

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

After an evaluation of these factors, management recorded a provision of $631,000 for the six months ended March 31, 2020 compared to $307,000 for the six months ended March 31, 2019. The Company increased its factor for likelihood of recession due to the economic impact of COVID-19, which resulted in a higher estimate of it allowance for loan loss. Partially offsetting this increase were lower reserves for the construction loan segment of the Company’s portfolio, which declined $6.1 million, or 21.5%, from completed projects during the six months ended March 31, 2020.

Net recoveries were $6,000 for the six months ended March 31, 2020 compared to net recoveries of $93,000 for the six months ended March 31, 2019. There were no loan charge-offs during the six months ended March 31, 2020 or 2019.

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

Other Income. Non-interest income decreased $213,000, or 21.5%, to $778,000 for the six months ended March 31, 2020 compared to the prior year period. The decrease was attributable to lower gains from the sale of loans and lower service charges.

The Company recorded gains totaling $26,000 from the sale of guaranteed portions of SBA loans and $68,000 from the sale of investment securities during the six months ended March 31, 2020, compared with $151,000 in loan gains and $32,000 from the sale of investment securities for the prior year period. In addition, service charges decreased $138,000, or 23.0% to $462,000 for the six months ended March 31, 2020 due to lower loan and deposit fees.

Other Expenses. Non-interest expenses increased $309,000, or 3.5%, to $9.1 million during the six months ended March 31, 2020 from the six months ended March 31, 2019.

Compensation and benefit expense increased $212,000, or 4.3%, from the prior year period due the addition of compliance positions as well as annual merit increases for employees. In addition, professional fees increased $209,000 to $778,000 for the six months ended March 31, 2020 from $569,000 for the prior year period due to higher legal expenses resulting from collection efforts of non-performing loans. Offsetting these increases were decreases in OREO expenses, which declined $128,000 to $133,000, reflecting lower valuation allowances and sales of properties between the two periods.

Income Tax Expense. The Company recorded tax expense of $359,000 for the six months ended March 31, 2020, compared with $604,000 for the six months ended March 31, 2019. The lower income tax resulted from a $839,000 decrease in the Company’s results from operations. The Company’s effective tax rate for the six months ended March 31, 2020 was 29.5% compared with 29.4% for the six months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2020 in the ability of the Company and its subsidiaries to fund their operations.

Whether through significant deposit withdrawals, reductions in interest and principal payments on loans, or the tightening of the capital markets, it is possible that the COVID-19 pandemic will have a negative effect on the liquidity and capital resources of the Company. On April 9, 2020 the Board of Governors of the Federal Reserve (“the Board”) announced the Paycheck Protection Program Lending Facility (“PPPLF”), authorized under section 13(3) of the Federal Reserve Act, to facilitate lending by eligible financial institutions to small businesses under the Paycheck Protection Program of the CARES Act. Under the PPPLF, the Federal Reserve Bank of New York provides advances to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. The Company believes the PPPLF will replace a substantial amount, if not all, of the Bank’s liquidity used to fund PPP loans.

At March 31, 2020, the Company had commitments outstanding under letters of credit of $967,000, commitments to originate loans of $18.8 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $51.9 million. There has been no material change during the six months ended March 31, 2020 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2020, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.95%, and total qualifying capital as a percentage of risk-weighted assets was 12.83%.

Under section 1102 of the CARES Act, a PPP loan is assigned a risk weight of zero percent under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. The Company believes the PPPLF will allow the Bank to neutralize a substantial amount, if not all, of the balance sheet growth impact on the calculation of the Bank’s Tier 1 leverage capital ratio.

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

There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 10,000 shares at an average price of $9.03 during the three months ended March 31, 2020. Through March 31, 2020, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the Company’s stock repurchase plan, which has reduced outstanding shares to 5,810,746.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2020 and September 30, 2019; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2020 and 2019; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended March 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 14, 2020	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 14, 2020	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer