Form 10-Q
period 2020-06-30
Magyar Bancorp, Inc.
filed 2020-08-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at August 1, 2020 was 5,810,746.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2020	2019
	(Unaudited)
Assets
Cash	$1,643	$825
Interest earning deposits with banks	60,350	20,644
Total cash and cash equivalents	61,993	21,469

Investment securities - available for sale, at fair value	16,340	16,703
Investment securities - held to maturity, at amortized cost (fair value of
$28,538 and $29,344 at June 30, 2020 and September 30, 2019, respectively)	28,070	29,481
Federal Home Loan Bank of New York stock, at cost	1,960	2,222
Loans receivable, net of allowance for loan losses of $6,000 and $4,888
at June 30, 2020 and September 30, 2019, respectively	604,550	518,217
Bank owned life insurance	13,887	13,647
Accrued interest receivable	3,686	2,133
Premises and equipment, net	14,936	16,172
Other real estate owned ("OREO")	6,169	7,528
Other assets	6,821	2,756
Total assets	$758,412	$630,328

Liabilities and Stockholders' Equity
Liabilities
Deposits	$623,789	$530,075
Escrowed funds	2,534	2,399
Borrowings	66,941	36,189
Accrued interest payable	161	191
Accounts payable and other liabilities	8,898	6,823
Total liabilities	702,323	575,677

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,810,746 and 5,820,746 shares outstanding
at June 30, 2020 and September 30, 2019, respectively, at cost	59	59
Additional paid-in capital	26,306	26,317
Treasury stock: 112,996 and 102,996 shares at June 30, 2020 and
September 30, 2019, respectively, at cost	(1,242)	(1,152)
Unearned Employee Stock Ownership Plan shares	(102)	(214)
Retained earnings	32,338	30,971
Accumulated other comprehensive loss	(1,270)	(1,330)
Total stockholders' equity	56,089	54,651
Total liabilities and stockholders' equity	$758,412	$630,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,498	$6,442	$19,119	$18,794
Investment securities
Taxable	263	432	942	1,466
Tax-exempt	—	—	—	—
Federal Home Loan Bank of New York stock	29	32	100	114

Total interest and dividend income	6,790	6,906	20,161	20,374

Interest expense
Deposits	1,038	1,482	3,883	4,427
Borrowings	182	200	547	570

Total interest expense	1,220	1,682	4,430	4,997

Net interest and dividend income	5,570	5,224	15,731	15,377

Provision for loan losses	438	194	1,069	501

Net interest and dividend income after
provision for loan losses	5,132	5,030	14,662	14,876

Other income
Service charges	221	285	683	886
Income on bank owned life insurance	79	75	240	222
Other operating income	19	35	79	96
Gains on sales of loans	55	—	81	151
Gains on sales of investment securities	—	27	68	59

Total other income	374	422	1,151	1,414

Other expenses
Compensation and employee benefits	2,538	2,581	7,709	7,541
Occupancy expenses	748	749	2,234	2,233
Professional fees	412	258	1,190	827
Data processing expenses	153	165	454	472
OREO expenses	335	12	467	273
FDIC deposit insurance premiums	142	114	358	330
Loan servicing expenses	75	65	212	171
Insurance expense	49	51	148	153
Other expenses	331	430	1,102	1,207
Total other expenses	4,783	4,425	13,874	13,207

Income before income tax expense	723	1,027	1,939	3,083

Income tax expense	214	301	572	905

Net income	$509	$726	$1,367	$2,178

Net income per share-basic and diluted	$0.09	$0.12	$0.24	$0.37

Weighted average basic and diluted shares outstanding	5,814,646	5,820,746	5,820,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Net income	$509	$726	$1,367	$2,178
Other comprehensive income
Unrealized gain on
securities available for sale	60	239	151	878
Less reclassification adjustments for:
Net gains realized on securities
available for sale	—	(27)	(68)	(59)
Other comprehensive income, before tax	60	212	83	819
Deferred income tax effect	(16)	(59)	(23)	(229)
Total other comprehensive income	44	153	60	590
Total comprehensive income	$553	$879	$1,427	$2,768

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Nine Months Ended June 30, 2020 and 2019

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2019	5,820,746	59	$26,317	$(1,152)	$(214)	$30,971	$(1,330)	$54,651
Net income	—	—	—	—	—	553	—	553
Other comprehensive income	—	—	—	—	—	—	(10)	(10)
ESOP shares allocated	—	—	2	—	36	—	—	38
Balance, December 31, 2019	5,820,746	59	$26,319	$(1,152)	$(178)	$31,524	$(1,340)	$55,232
Net income	—	—	—	—	—	305	—	305
Other comprehensive income	—	—	—	—	—	—	26	26
Purchase of treasury stock	(10,000)	—	—	(90)	—	—	—	(90)
ESOP shares allocated	—	—	(3)	—	38	—	—	35
Balance, March 31, 2020	5,810,746	59	26,316	(1,242)	(140)	31,829	(1,314)	$55,508
Net income	—	—	—	—	—	509	—	509
Other comprehensive income	—	—	—	—	—	—	44	44
ESOP shares allocated	—	—	(10)	—	38	—	—	28
Balance, June 30, 2020	5,810,746	59	26,306	(1,242)	(102)	32,338	(1,270)	$56,089

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2018	5,820,746	$59	$26,310	$(1,152)	$(356)	$27,975	$(1,474)	$51,362
Net income	—	—	—	—	—	685	—	685
Other comprehensive income	—	—	—	—	—	—	246	246
ESOP shares allocated	—	—	4	—	35	—	—	39
Balance, December 31, 2018	5,820,746	$59	$26,314	$(1,152)	$(321)	$28,660	$(1,228)	$52,332
Net income	—	—	—	—	—	767	—	767
Other comprehensive loss	—	—	—	—	—	—	191	191
ESOP shares allocated	—	—	—	—	36	—	—	36
Balance, March 31, 2019	5,820,746	$59	$26,314	$(1,152)	$(285)	$29,427	$(1,037)	$53,326
Net income	—	—	—	—	—	726	—	726
Other comprehensive loss	—	—	—	—	—	—	153	153
ESOP shares allocated	—	—	2	—	35	—	—	37
Balance, June 30, 2019	5,820,746	$59	$26,316	$(1,152)	$(250)	$30,153	$(884)	$54,242

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended
	June 30,
	2020	2019
	(Unaudited)
Operating activities
Net income	$1,367	$2,178
Adjustment to reconcile net income to net cash (used in) provided by operating activities

Depreciation expense	456	686
Premium amortization on investment securities, net	78	80
Provision for loan losses	1,069	501
Provision for loss on other real estate owned	371	212
Originations of SBA loans held for sale	(806)	(2,170)
Proceeds from the sales of SBA loans	887	2,321
Gains on sale of loans receivable	(81)	(151)
Gains on sales of investment securities	(68)	(59)
Gains on the sales of other real estate owned	(34)	(57)
Loss on the sale of premises and equipment	16	—
ESOP compensation expense	101	112
Deferred income tax benefit	(548)	(171)
Increase in accrued interest receivable	(1,553)	(204)
Increase in surrender value of bank owned life insurance	(240)	(222)
Decrease (increase) in other assets	295	(453)
Decrease in accrued interest payable	(30)	(31)
(Decrease) increase in accounts payable and other liabilities	(1,760)	618
Net income to net cash (used in) provided by operating activities	(480)	3,190

Investing activities
Net increase in loans receivable	(73,973)	(28,305)
Purchases of loans receivable	(13,429)	—
Proceeds from the sale of loans receivable	—	9,452
Purchases of investment securities held to maturity	(5,726)	(1,645)
Purchases of investment securities available for sale	(9,557)	(3,088)
Sales of investment securities available for sale	6,073	3,921
Principal repayments on investment securities held to maturity	7,094	3,229
Principal repayments on investment securities available for sale	3,963	1,540
Purchase of bank owned life insurance	—	(1,500)
Sales (purchases) of premises and equipment	780	(65)
Investment in other real estate owned	(1)	(11)
Proceeds from other real estate owned	1,023	1,411
Redemption (purchase) of Federal Home Loan Bank stock	262	(697)
Net cash used in investing activities	(83,507)	(15,758)

Financing activities
Net increase (decrease) in deposits	93,714	(10,098)
Net increase in escrowed funds	135	372
Proceeds from long-term advances	39,515	9,605
Repayments of long-term advances	(8,763)	(6,940)
Net change in short-term advances	—	12,200
Purchase of treasury stock	(90)	—
Net cash provided by financing activities	124,511	5,139
Net increase (decrease) in cash and cash equivalents	40,524	(7,429)

Cash and cash equivalents, beginning of year	21,469	15,368

Cash and cash equivalents, end of year	$61,993	$7,939

Supplemental disclosures of cash flow information
Cash paid for
Interest	$4,460	$5,028
Income taxes	$1,450	$774
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$503
Initial recognition of lease liability and right-of-use asset	$3,835	$—

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

Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The September 30, 2019 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2020 and 2019 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(In thousands except for per share data)

Income applicable to common shares	$509	$726	$1,367	$2,178
Weighted average number of common shares
outstanding - basic	5,815	5,821	5,821	5,821
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,815	5,821	5,821	5,821

Basic earnings per share	$0.09	$0.12	$0.24	$0.37

Diluted earnings per share	$0.09	$0.12	$0.24	$0.37

There were no outstanding stock awards or options to purchase common stock at June 30, 2020 and 2019.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards the three and nine months ended June 30, 2020 and 2019.

There were no stock option and stock award expenses included with compensation expense for the three and nine months ended June 30, 2020 and 2019.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2020, the Company had repurchased a total of 91,000 shares of its common stock at an average cost of $8.41 per share under this program, including 10,000 shares purchased at an average price of $9.03 per share during the nine months ended June 30, 2020. Under the stock repurchase program, 38,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2020. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 112,996 total treasury stock shares at June 30, 2020.

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

At June 30, 2020, shares allocated to participants totaled 190,661. Unallocated ESOP shares held in suspense totaled 27,202 and had a fair market value of $245,458. The Company's contribution expense for the ESOP was $101,000 and $112,000 for the nine months ended June 30, 2020 and 2019, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and the related income tax effects are as follows:

	Three Months Ended June 30,
	2020			2019
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain arising
during period on:

Available-for-sale investments	$60	$(16)	$44	$239	$(67)	$172

Less reclassification adjustments for:
Net gains realized on securities
available for sale (a) (b)	—	—	—	(27)	8	(19)

Other comprehensive income, net	$60	$(16)	$44	$212	$(59)	$153

	Nine Months Ended June 30,
	2020			2019
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain arising
during period on:

Available-for-sale investments	$151	$(42)	$109	$878	$(246)	$632

Less reclassification adjustments for:
Net gains realized on securities
available for sale (a) (b)	(68)	19	(49)	(59)	17	(42)

Other comprehensive income, net	$83	$(23)	$60	$819	$(229)	$590

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

	Fair Value at June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$432	$—	$432	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,907	—	10,907	—
Debt securities	5,001	—	5,001	—
Total securities available for sale	$16,340	$—	$16,340	$—

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$495	$—	$495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,708	—	14,708	—
Debt securities	1,500	—	1,500	—
Total securities available for sale	$16,703	$—	$16,703	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $16,000 and $26,000 at June 30, 2020 and September 30, 2019, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2020 and September 30, 2019.

	Fair Value at June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$9,298	$—	$—	$9,298
Other real estate owned	6,169	—	—	6,169
Total	$15,467	$—	$—	$15,467

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$6,835	$—	$—	$6,835
Other real estate owned	7,528	—	—	7,528
Total	$14,363	$—	$—	$14,363

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
June 30, 2020	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 9,298	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -13.8% (-8.8%)
Other real estate owned	$ 6,169	Appraisal of collateral (1)	Liquidation expenses (2)	-1.3% to -42.2% (-15.8%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2019	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 6,835	Appraisal of collateral (1)	Appraisal adjustments (2)	-1.9% to -67.2% (-25.0%)
Other real estate owned	$ 7,528	Appraisal of collateral (1)	Liquidation expenses (2)	-9.2% to -48.5% (-19.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2020 and September 30, 2019.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2020
Financial instruments - assets
Investment securities held to maturity	$28,070	$28,538	$—	$28,538	$—
Loans	604,550	623,094	—	—	623,094

Financial instruments - liabilities
Certificates of deposit including retirement certificates	129,463	131,894	—	131,894	—
Borrowings	66,941	67,884	—	67,884	—

September 30, 2019
Financial instruments - assets
Investment securities held to maturity	$29,481	$29,344	$—	$29,344	$—
Loans	518,217	527,088	—	—	527,088

Financial instruments - liabilities
Certificates of deposit including retirement certificates	116,776	117,730	—	117,730	—
Borrowings	36,189	36,583	—	36,583	—

There were no transfers between fair value measurement placements for the nine months ended June 30 2020.

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

At June 30, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities totaled $3.4 million and $3.8 million, respectively.

The following table presents the balance sheet information related to our leases:

June 30, 2020
(Dollars in thousands)

Operating lease right-of-use asset	$3,389
Operating lease liabilities	$3,787
Weighted average remaining lease term in years	7.5
Weighted average discount rate	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

June 30, 2020
(In thousands)
For the Year Ending:
2020	$175
2021	705
2022	595
2023	602
2024	602
2025 and thereafter	1,528
Total lease payments	4,207
Less imputed interest	(420)
Present value of lease liabilities	$3,787

Total lease expense recorded on the Consolidated Statements of Income within Occupancy expense were $606,000 and $593,000 for the nine months ended June 30, 2020 and 2019, respectively.

NOTE I - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2020 and September 30, 2019:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$415	$17	$—	$432
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,782	128	(3)	10,907
Debt securities	5,000	1	—	5,001
Total securities available for sale	$16,197	$146	$(3)	$16,340

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$480	$15	$—	$495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,663	80	(35)	14,708
Debt securities	1,500	—	—	1,500
Total securities available for sale	$16,643	$95	$(35)	$16,703

The maturities of the debt securities and certain information regarding the mortgage-backed securities available for sale at June 30, 2020 are summarized in the following table:

	June 30, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	5,000	5,001
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	5,000	5,001

Mortgage-backed securities:
Residential	11,197	11,339
Commercial	—	—
Total	$16,197	$16,340

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2020 and September 30, 2019:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,822	$19	$(35)	$1,806
Mortgage-backed securities - commercial	793	—	(8)	785
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	22,192	759	—	22,951
Private label mortgage-backed securities - residential	263	—	(12)	251
Corporate securities	3,000	—	(255)	2,745
Total securities held to maturity	$28,070	$778	$(310)	$28,538

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$445	$—	$(54)	$391
Mortgage-backed securities - commercial	842	—	(6)	836
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	22,363	276	(47)	22,592
Debt securities	2,468	10	—	2,478
Private label mortgage-backed securities - residential	363	7	—	370
Corporate securities	3,000	—	(323)	2,677
Total securities held to maturity	$29,481	$293	$(430)	$29,344

The maturities of the debt securities and certain information regarding the mortgage backed securities held to maturity at June 30, 2020 are summarized in the following table:

	June 30, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	3,000	2,745
Due after 10 years	—	—
Total debt securities	3,000	2,745

Mortgage-backed securities:
Residential	24,277	25,008
Commercial	793	785
Total	$28,070	$28,538

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

Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2020 and September 30, 2019 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2020
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$336	$(35)	$336	$(35)
Mortgage-backed securities - commercial	1	—	—	784	(8)	784	(8)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	1,206	(1)	653	(2)	1,859	(3)
Private label mortgage-backed securities residential	1	252	(12)	—	—	252	(12)
Corporate securities	1	—	—	2,745	(255)	2,745	(255)
Total	7	$1,458	$(13)	$4,518	$(300)	$5,976	$(313)

		September 30, 2019
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$392	$(54)	$392	$(54)
Mortgage-backed securities - commercial	1	—	—	836	(6)	836	(6)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	13	1,219	(4)	14,429	(78)	15,648	(82)
Corporate securities	1	—	—	2,678	(323)	2,678	(323)
Total	17	$1,219	$(4)	$18,335	$(461)	$19,554	$(465)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2020 and September 30, 2019, there were seven and seventeen, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2020 and September 30, 2019.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2020	2019
	(In thousands)

One-to-four family residential	$213,415	$190,415
Commercial real estate	249,148	232,544
Construction	23,350	28,451
Home equity lines of credit	20,821	17,832
Commercial business	101,081	48,769
Other	4,654	4,990
Total loans receivable	612,469	523,001
Net deferred loan costs	(1,919)	104
Allowance for loan losses	(6,000)	(4,888)

Total loans receivable, net	$604,550	$518,217

The Bank participated in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The PPP loans, which are included with the commercial business loans in the table above, bear a fixed rate of 1.0% and loan payments are deferred for the first 6 months. The Company funded 341 loans totaling $55.9 million through June 30, 2020 for which it received $2.0 million in origination fees from the SBA. These fees are being amortized over the expected lives of the loans, which ranges from two to five years.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2020	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$2,170	$2,170	$2,170
Commercial real estate	599	46	2,723	3,322	3,322
Construction	2,306	175	2,835	5,141	5,206
Commercial business	—	—	1,326	1,326	1,326
Total impaired loans	$2,905	$221	$9,054	$11,959	$12,024

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2019	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$1,405	$1,405	$1,405
Commercial real estate	—	—	4,593	4,593	4,593
Construction	—	—	2,900	2,900	2,900
Commercial business	—	—	1,456	1,456	1,456
Total impaired loans	$—	$—	$10,354	$10,354	$10,354

The average recorded investment in impaired loans was $10.8 million and $8.9 million for the nine months ended June 30, 2020 and 2019, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There were no TDRs during the nine months ended June 30, 2020. There was one TDR during the nine months ended June 30, 2019 totaling $365,000 that resulted from the restructure of a previously impaired, non-accrual loan. During the nine months ended June 30, 2020 and 2019, interest income of $104,000 and $179,000, respectively, were recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the average recorded investment in impaired loans for the periods indicated. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2020	Ended June 30, 2020
	(In thousands)

One-to-four family residential	$2,174	$1,914
Commercial real estate	3,345	3,104
Construction	5,174	4,416
Commercial business	1,365	1,402
Average investment in impaired loans	$12,058	$10,836

	Three Months	Nine Months
	Ended June 30, 2019	Ended June 30, 2019
	(In thousands)

One-to-four family residential	$1,344	$1,273
Commercial real estate	4,133	4,067
Construction	2,900	2,900
Home equity lines of credit	20	32
Commercial business	533	591
Average investment in impaired loans	$8,930	$8,863

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
June 30, 2020
One-to-four family residential	$212,150	$—	$1,265	$—	$213,415
Commercial real estate	246,804	611	1,733	—	249,148
Construction	18,209	—	5,141	—	23,350
Home equity lines of credit	20,821	—	—	—	20,821
Commercial business	99,909	13	1,159	—	101,081
Other	4,654	—	—	—	4,654
Total	$602,547	$624	$9,298	$—	$612,469

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2019
One-to-four family residential	$189,938	$—	$477	$—	$190,415
Commercial real estate	228,156	1,409	2,979	—	232,544
Construction	25,551	—	2,900	—	28,451
Home equity lines of credit	17,832	—	—	—	17,832
Commercial business	47,541	—	1,228	—	48,769
Other	4,990	—	—	—	4,990
Total	$514,008	$1,409	$7,584	$—	$523,001

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2020
One-to-four family residential	$212,510	$—	$—	$905	$905	$905	$213,415
Commercial real estate	246,527	—	888	1,733	2,621	1,733	249,148
Construction	18,209	—	—	5,141	5,141	5,141	23,350
Home equity lines of credit	20,821	—	—	—	—	—	20,821
Commercial business	99,655	167	134	1,125	1,426	1,125	101,081
Other	4,651	—	3	—	3	—	4,654
Total	$602,373	$167	$1,025	$8,904	$10,096	$8,904	$612,469

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2019
One-to-four family residential	$190,301	$—	$—	$114	$114	$114	$190,415
Commercial real estate	229,331	503	58	2,652	3,213	2,652	232,544
Construction	25,551	—	—	2,900	2,900	2,900	28,451
Home equity lines of credit	17,832	—	—	—	—	—	17,832
Commercial business	47,541	—	—	1,228	1,228	1,228	48,769
Other	4,990	—	—	—	—	—	4,990
Total	$515,546	$503	$58	$6,894	$7,455	$6,894	$523,001

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance- September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	2
Provision (credit)	(26)	(147)	63	2	311	(6)	13	210
Balance- December 31, 2019	$707	$1,919	$574	$140	$1,495	$2	$263	$5,100
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	5	—	—	—	—	—	—	5
Provision (credit)	227	457	70	42	(287)	(2)	(87)	420
Balance- March 31, 2020	$939	$2,376	$644	$182	$1,208	$—	$176	$5,525
Charge-offs	—	—	(65)	—	—	—	—	(65)
Recoveries	2	—	—	0	100	—	—	102
Provision (credit)	128	241	108	0	(47)	1	7	438
Balance- June 30, 2020	$1,069	$2,617	$687	$182	$1,261	$1	$183	$6,000

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	—	1
Provision (credit)	11	50	181	11	31	(21)	(62)	201
Balance- December 31, 2018	$698	$1,590	$674	$121	$1,182	$4	$133	$4,402
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	92	—	—	—	—	—	—	92
Provision (credit)	(80)	95	142	17	(78)	(1)	11	106
Balance- March 31, 2019	$710	$1,685	$816	$138	$1,104	$3	$144	$4,600
Charge-offs	—	(1)	—	—	(100)	—	—	(101)
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	3	219	(52)	1	26	1	(4)	194
Balance- June 30, 2019	$713	$1,903	$764	$139	$1,030	$4	$140	$4,693

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2020 and September 30, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - June 30, 2020	$1,069	$2,617	$687	$182	$1,261	$1	$183	$6,000
Individually evaluated
for impairment	—	46	175	—	—	—	—	221
Collectively evaluated
for impairment	1,069	2,571	512	182	1,261	1	183	5,779

Loans receivable:
Balance - June 30, 2020	$213,415	$249,148	$23,350	$20,821	$101,081	$4,654	$—	$612,469
Individually evaluated
for impairment	2,170	3,322	5,141	—	1,326	—	—	11,959
Collectively evaluated
for impairment	211,245	245,826	18,209	20,821	99,755	4,654	—	600,510

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	731	2,066	511	138	1,184	8	250	4,888

Loans receivable:
Balance - September 30, 2019	$190,415	$232,544	$28,451	$17,832	$48,769	$4,990	$—	$523,001
Individually evaluated
for impairment	1,405	4,593	2,900	—	1,456	—	—	10,354
Collectively evaluated
for impairment	189,010	227,951	25,551	17,832	47,313	4,990	—	512,647

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three and nine months ended June 30, 2020 compared with one TDR of a one-to-four family residential loan for the three and nine months ended June 30, 2019.

	Nine Months Ended June 30, 2019
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	260	365

Total	1	$260	$365

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2020	2019
	(In thousands)

Demand accounts	$159,910	$106,422
Savings accounts	75,684	70,598
NOW accounts	60,668	48,164
Money market accounts	198,064	188,115
Certificates of deposit	113,674	100,016
Retirement certificates	15,789	16,760
Total deposits	$623,789	$530,075

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at June 30, 2020 or September 30, 2019.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%
for the three and nine months ended June 30, 2020 and 2019	$186	$191	$407	$573
State tax expense	39	118	202	355
Other	(11)	(8)	(37)	(23)
Income tax expense	$214	$301	$572	$905

On July 1, 2018, the State of New Jersey's Assembly signed into law a new bill, effective January 1, 2018, that imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax was set at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense for the nine months ended June 30, 2020.

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

As of June 30, 2020 and September 30, 2019, the Company did not hold any interest rate floors or collars.

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

	June 30,	September 30,
	2020	2019
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,042	$1,315
Unused lines of credit	57,254	56,405
Fixed rate loan commitments	22,296	3,362
Variable rate loan commitments	117	12,141
Total	$80,709	$73,223

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

Coronavirus/COVID-19

The extraordinary impact of the Coronavirus/COVID-19 (“COVID-19”) has created an unprecedented environment for consumers and businesses alike. To protect its employees and customers from potential exposure to the virus, all Magyar Bank lobbies were closed from March 20th through June 8th. During that period the Bank continued to serve its community through its drive-up lanes, online banking, mobile services, and ATMs. Operational staff worked on a rotational basis and between their primary offices and our disaster recovery location to limit their potential exposure to COVID-19 and to continue providing banking services to our customers.

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

Loan payment deferral requests are considered on a case-by-case basis and are initially approved for a 3 month period for principal and interest payments or for interest only payments depending on the borrower’s circumstances. An additional 3 month period is available for customers that remain unable to make their scheduled loan payments due to COVID-19 after the initial 3 month deferral period. As of June 30, 2020, we had modified 268 loans aggregating $158.5 million, primarily consisting of the deferral of principal and/or interest payments for a period of 90 days. Details with respect to actual loan modifications are as follows:

Type of Loan June 30, 2020	Number of Loans	Balance	Weighted Average Interest Rate
		(In thousands)
One- to four-family residential real estate (1)	92	$24,196	4.07%
Commercial real estate	139	113,265	4.79%
Construction	4	2,630	3.97%
Home equity lines of credit	8	12,850	4.35%
Commercial business	25	5,573	4.99%
Total	268	$158,514	4.64%

(1) Includes home equity loans.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, Magyar Bank was automatically authorized to originate PPP loans. An eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a five year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.

The Bank funded 341 PPP loans totaling $55.9 million through June 30, 2020 for which it received $2.0 million in origination fees from the SBA. The Bank receives a processing fee from the SBA based on a percentage of the PPP loan as follows: 5% for loans under $350,000, 3% for loans of $350,000 up to $1,999,900, and 1% for loans of $2,000,000 or more. The processing fees are being amortized over the expected life of the loans.

On April 9, 2020 the Board of Governors of the Federal Reserve announced the Paycheck Protection Program Lending Facility (“PPPLF”), authorized under section 13(3) of the Federal Reserve Act, to facilitate lending by eligible financial institutions to small businesses under the Paycheck Protection Program of the CARES Act. Under the PPPLF, the Federal Reserve Bank of New York provides advances with a fixed interest rate of 0.35% to Magyar Bank on a non-recourse basis, taking PPP loans as collateral.

Under section 1102 of the CARES Act, a PPP Loan is assigned a risk weight of zero percent under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. At June 30, 2020, the Bank had borrowed $36.9 million in PPPLF advances from the Federal Reserve, pledging an equal amount of PPP loans as collateral.

The health of the banking industry is highly correlated with that of the economy. The closure of non-essential businesses in our local and national economies increases the likelihood of recession, which typically results in an increased level of credit losses. Accordingly, our provisions for loan loss have increased and will be closely monitored throughout the pandemic. In addition to utilizing quantitative loss factors, the Company considers qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral, and the financial strength of the borrower. The impact of the COVID-19 pandemic on the performance of the Company’s loan portfolio in future quarters is unknown, however all of these factors are likely to be affected by the COVID-19 pandemic.

Comparison of Financial Condition at June 30, 2020 and September 30, 2019

Total assets increased $128.1 million, or 20.3%, to $758.4 million at June 30, 2020 from $630.3 million at September 30, 2019. The increase was primarily attributable to increases in total loans receivable and interest-earning deposits with banks.

Cash and interest bearing deposits with banks increased $40.5 million, or 188.8%, to $62.0 million at June 30, 2020 from $21.5 million at September 30, 2019 as deposit inflows outpaced loan originations. Interest bearing deposits with banks increased $32.8 million during the June 30, 2020 quarter, reflecting higher commercial and consumer deposit balances.

Investment securities decreased $1.8 million to $44.4 million at June 30, 2020 from $46.2 million at September 30, 2019. The Company purchased $15.3 million of U.S. Government-sponsored enterprise obligations, sold securities totaling $6.1 million, received calls and principal repayments totaling $11.1 million, and experienced an increase of $83,000 in the mark-to-market value of its available-for-sale investment securities.

Investment securities at June 30, 2020 consisted of $36.1 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $5.0 million in U.S. government agencies and U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $263,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2020.

Total loans receivable increased $89.5 million, or 17.1%, during the nine months ended June 30, 2020 to $612.5 million from $523.0 million at September 30, 2019. The loan portfolio was comprised of $249.2 million (40.7%) commercial real estate loans, $213.4 million (34.8%) one-to-four family residential mortgage loans, $101.1 million (16.5%) commercial business loans, $23.4 million (3.8%) construction loans, $20.8 million (3.4%) home equity lines of credit and $4.6 million (0.8%) other loans. Expansion of the portfolio during the nine months ended June 30, 2020 occurred in commercial business loans, which increased $52.3 million, or 107.3%, to $101.1 million (including $55.9 million in PPP loans originated during the June 30, 2020 quarter), in 1-4 family residential real estate loans (including home equity lines of credit), which increased $26.0 million, or 12.5%, to $234.2 million, and in commercial real estate loans, which increased $16.6 million, or 7.1%, to $249.2 million. Partially offsetting these increases were construction loans, which decreased $5.1 million, or 17.9%, to $23.4 million, and other loans, which decreased $336,000, or 6.7%, to $4.6 million during the nine month period.

Total non-performing loans decreased $215,000 to $8.9 million during the three months ended June 30, 2020 from payments totaling $150,000 and one $65,000 charge-off. Total non-performing loans increased $2.0 million from $6.9 million at September 30, 2019 from new non-performing loans, net of payments and charge-offs on unrelated non-performing loans during the period. Based on updated appraisals of the real estate securing the loans, management believes the new non-performing loans are adequately secured by real estate. The ratio of non-performing loans to total loans increased to 1.45% at June 30, 2020 from 1.32% at September 30, 2019. Management established $221,000 in specific reserves for three of the loans. 2020. Due to the COVID-19 pandemic, foreclosures of collateral securing residential real estate loans have been temporarily suspended while the foreclosure proceedings of commercial real estate is expected to slow significantly as court hearings have been postponed until further notice. The ratio of non-performing loans to total loans increased to 1.45% at June 30, 2020 from 1.32% at September 30, 2019. Year-to-date, there were $65,000 charge offs and there were $108,000 in recoveries of previously charged-off non-performing loans.

During the nine months ended June 30, 2020, the allowance for loan losses increased $1.1 million to $6.0 million. The increase was attributable to the COVID-19 pandemic’s impact on the Bank’s local economy. Management adjusted its factor affecting historical losses for economic conditions for all segments of its loan portfolio at June 30, 2020. The allowance for loan losses as a percentage of non-performing loans decreased to 67.4% at June 30, 2020 compared with 70.9% at September 30, 2019. At June 30, 2020, the Company’s allowance for loan losses as a percentage of total loans was 0.98% compared with 0.93% at September 30, 2019.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment due to the COVID-19 pandemic.

Other real estate owned decreased $1.3 million, or 18.1%, to $6.2 million at June 30, 2020 from $7.5 million at September 30, 2019. The decrease was due to the sale of four properties totaling $1.0 million and valuation allowances totaling $371,000 based on updated appraisals or executed contracts of sale. The four properties sold were sold above carrying value for a total gain of $34,000.

Total deposits increased $93.7 million, or 17.7%, to $623.8 million at June 30, 2020. The increase in deposits occurred in non-interest bearing checking accounts, which increased $53.5 million, or 50.3%, to $159.9 million, in certificates of deposit (including individual retirement accounts), which increased $12.7 million, or 10.9%, to $129.4 million, in interest-bearing checking accounts, which increased $12.5 million, or 26.0%, to $60.7 million, in money market accounts, which increased $9.9 million, or 5.3%, to $198.1 million, and in savings accounts, which increased $5.1 million, or 7.2%, to $75.7 million. Included with the total deposits at June 30, 2020 and September 30, 2019 were brokered certificates of deposit totaling $9.4 million and $6.9 million, respectively.

The Bank experienced a $62.9 million increase in deposits during the three months ended June 30, 2020. Commercial and consumer deposit inflows were extraordinarily higher from PPP loan disbursements, the government stimulus programs, lower spending and customers’ preferences for liquidity during the ongoing COVID-19 pandemic.

Borrowings increased $30.7 million, or 85.0%, to $66.9 million at June 30, 2020 from $36.2 million at September 30, 2019. The Bank borrowed $36.9 million in PPPLF advances from the Federal Reserve Bank during the three months ended June 30, 2020 to offset the liquidity and capital impacts of the PPP loans. Federal Home Loan Bank of New York advances decreased $6.2 million to $30.0 million at June 30, 2020 from $36.2 million at September 30, 2019 as deposit inflows were used to repay maturing long-term advances.

Stockholders’ equity increased $1.4 million, or 2.6%, to $56.1 million at June 30, 2020 from $54.7 million at September 30, 2019. The Company’s book value per share increased to $9.65 at June 30, 2020 from $9.39 at September 30, 2019. The increase in stockholders’ equity was attributable to the Company’s results from operations and treasury share purchases.

The Company repurchased 10,000 shares of its common stock at an average price of $9.03 during the nine months ended June 30, 2020. Through June 30, 2020, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the second stock repurchase plan, which reduced outstanding shares to 5,810,746.

Average Balance Sheet for the Three and Nine Months Ended June 30, 2020 and 2019

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2020 and 2019. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Comparative Average Balance Sheets

 (Dollars In Thousands)

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$50,342	$25	0.20%	$18,375	$105	2.29%
Loans receivable, net	591,771	6,498	4.40%	523,057	6,442	4.94%
Securities
Taxable	42,099	238	2.27%	56,133	327	2.34%
FHLB of NY stock	1,988	29	5.84%	2,161	32	5.95%
Total interest-earning assets	686,200	6,790	3.97%	599,726	6,906	4.62%
Noninterest-earning assets	46,901			42,426
Total assets	$733,101			$642,152

Interest-bearing liabilities:
Savings accounts (1)	$73,632	71	0.39%	$73,207	120	0.66%
NOW accounts (2)	248,409	394	0.64%	234,918	826	1.41%
Time deposits (3)	129,663	573	1.77%	116,922	536	1.84%
Total interest-bearing deposits	451,704	1,038	0.92%	425,047	1,482	1.40%
Borrowings	50,280	182	1.45%	34,854	200	2.30%
Total interest-bearing liabilities	501,984	1,220	0.97%	459,901	1,682	1.47%
Noninterest-bearing liabilities	175,935			129,621
Total liabilities	677,919			589,522
Retained earnings	55,182			52,630
Total liabilities and retained earnings	$733,101			$642,152

Net interest and dividend income		$5,570			$5,224
Interest rate spread			3.00%			3.15%
Net interest-earning assets	$184,216			$139,825
Net interest margin (4)			3.26%			3.49%
Average interest-earning assets to
average interest-bearing liabilities	136.70%			130.40%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

MAGYAR BANCORP, INC. AND SUBSIDIARY

 Comparative Average Balance Sheets

(Dollars In Thousands)

	For the Nine Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$31,904	$180	0.75%	$29,126	$463	2.13%
Loans receivable, net	548,521	19,119	4.64%	515,082	18,795	4.88%
Securities
Taxable	44,867	762	2.26%	56,658	1,002	2.37%
FHLB of NY stock	2,036	100	6.57%	2,110	114	7.25%
Total interest-earning assets	627,328	20,161	4.28%	602,976	20,374	4.52%
Noninterest-earning assets	46,888			42,363
Total assets	$674,216			$645,339

Interest-bearing liabilities:
Savings accounts (1)	$71,385	$291	0.54%	$75,579	$371	0.66%
NOW accounts (2)	239,984	1,811	1.01%	235,987	2,415	1.37%
Time deposits (3)	127,210	1,781	1.86%	123,740	1,641	1.77%
Total interest-bearing deposits	438,579	3,883	1.18%	435,306	4,427	1.36%
Borrowings	38,453	547	1.90%	34,123	570	2.23%
Total interest-bearing liabilities	477,032	4,430	1.24%	469,429	4,997	1.42%
Noninterest-bearing liabilities	141,134			122,084
Total liabilities	618,166			591,513
Retained earnings	56,050			53,826
Total liabilities and retained earnings	$674,216			$645,339

Net interest and dividend income		$15,731			$15,377
Interest rate spread			3.04%			3.10%
Net interest-earning assets	$150,296			$133,547
Net interest margin (4)			3.34%			3.41%
Average interest-earning assets to
average interest-bearing liabilities	131.51%			128.45%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

Net Income. Net income decreased $217,000, or 29.9% to $509,000 for the three-month period ended June 30, 2020 compared with the three-month period ended June 30, 2019. Higher provisions for loan loss and non-interest expenses more than offset higher net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $346,000, or 6.6%, to $5.6 million for the three months ended June 30, 2020 from $5.2 million for the three months ended June 30, 2019.

A $44.4 million increase in the average net interest-earning assets more than offset a 23 basis point decline in the Company’s net interest margin to 3.26% for the three months ended June 30, 2020 compared to 3.49% for the three months ended June 30, 2019. The lower net interest margin reflected the lower market interest rate environment and the origination of $55.9 million in PPP loans earning 1.0% during the three months ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income decreased $116,000, or 1.7%, to $6.8 million for the three months ended June 30, 2020 compared to $6.9 million for the three months ended June 30, 2019. The decrease was attributable to a 65 basis point decrease in the yield on interest-earning assets to 3.97% for the three months ended June 30, 2020 from 4.62% for the three months ended June 30, 2019, partially offset by an $86.5 million increase in average interest-earning assets between periods. The decline in the yield on interest-earning assets was due to lower market interest rate environment and the origination of $55.9 million in PPP loans earning 1.0% during the three months ended June 30, 2020.

Yields on loans receivable averaging $591.8 million dropped 54 basis points to 4.40% for the three months ended June 30, 2020 compared with $523.1 million yielding 4.94% for the three months ended June 30, 2019. Securities and interest-earning deposits averaged $92.4 million with a yield of 1.14% for the three months ended June 30, 2020, reflecting an increase of $17.9 million, or 24.1% from $74.5 million with a yield of 2.33% for the three months ended June 30, 2019. Lower market interest rates and originations of PPP loans accounted for the overall decline in asset yields.

Interest Expense. Interest expense decreased $462,000, or 27.5%, to $1.2 million for the three months ended June 30, 2020 compared with $1.7 million the three months ended June 30, 2019. The cost of interest-bearing liabilities decreased 50 basis points to 0.97% for the three months ended June 30, 2020 from 1.47% for the three months ended June 30, 2019. This was attributable to a 48 basis point decline in the cost of interest-bearing deposits to 0.92% and an 85 basis point reduction in the cost of borrowings to 1.45%. In addition, the average balance of noninterest-bearing liabilities increased $46.3 million to $175.9 million between the two periods. Lower interest rates on money market and savings accounts contributed to the lower average cost of interest-bearing deposits while PPPLF advances contributed to the lower average cost of borrowings.

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

After an evaluation of these factors, management recorded a provision of $438,000 for the three months ended June 30, 2020 compared to $194,000 for the three months ended June 30, 2019. Several loss factors used to determine the appropriate level of the allowance for loan loss were increased during the quarter due to the ongoing COVID-19 pandemic. During the quarter there was one charge-off totaling $65,000 and three recoveries totaling $102,000 from non-performing loans previously charged-offs.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous construction, commercial real estate and commercial business loans may result in larger additions to the allowance for loan losses in future periods. In addition, the ongoing effects of the COVID-19 pandemic on the Company’s loan portfolio may also result in larger additions to the allowance for loan losses in future periods.

Other Income. Non-interest income decreased $48,000, or 11.4%, to $374,000 during the three months ended June 30, 2020 compared to $422,000 for the three months ended June 30, 2019. The decrease was attributable to lower service charges, which decreased $64,000 from the prior year period, due to lower retail fees resulting from the COVID-19 pandemic.

Other Expenses. Non-interest expenses increased $358,000, or 8.1%, to $4.8 million compared with the three months ended June 30, 2019. OREO expenses increased $323,000 to $335,000 due to $311,000 in valuation allowances recorded during the quarter. In addition, legal fees for the collection and foreclosure of collateral securing non-performing loans accounted for a $154,000 increase in professional fee expenses. Offsetting these higher expenses were lower compensation and benefit expenses, which decreased $43,000, or 1.7%, and lower other expenses, which decreased $99,000, or 23.0%, due to the ongoing effects of the COVID-19 pandemic.

Income Tax Expense. The Company recorded tax expense of $214,000 on pre-tax income of $723,000 for the three months ended June 30, 2020, compared to $301,000 on pre-tax income of $1.0 million for the three months ended June 30, 2019. The decrease was the result of lower income from operations. The effective tax rate for the three months ended June 30, 2020 was 29.6% compared with 29.3% for the three months ended June 30, 2019.

Comparison of Operating Results for the Nine Months Ended June 30, 2020 and 2019

Net Income. Net income decreased $811,000, or 37.2%, to $1.4 million during the nine-month period ended June 30, 2020 from $2.2 million for the nine-month period ended June 30, 2019 due to higher provisions for loan loss and non-interest expenses, which more than offset higher net interest and dividend income between periods.

Net Interest and Dividend Income. The Company’s net interest and dividend income increased $354,000, or 2.3% to $15.7 million for the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019.

A $16.7 million increase in the average net interest-earning assets more than offset a 7 basis point decline in the Company’s net interest margin to 3.34% for the nine months ended June 30, 2020 compared to 3.41% for the nine months ended June 30, 2019. The lower net interest margin reflected the lower market interest rate environment and the origination of $55.9 million in PPP loans earning 1.0% during the nine months ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income decreased $213,000, or 1.0%, to $20.2 million for the nine months ended June 30, 2020 compared to $20.4 million for the nine months ended June 30, 2019. The decrease was attributable to a 24 basis point decrease in the yield on interest-earning assets to 4.28% for the nine months ended June 30, 2020 from 4.52% for the nine months ended June 30, 2019, partially offset by a $24.3 million increase in average interest-earning assets between periods. The decline in the yield on interest-earning assets was due to lower market interest rate environment and the origination of $55.9 million in PPP loans earning 1.0% during the nine months ended June 30, 2020.

Yields on loans receivable averaging $548.5 million dropped 24 basis points to 4.64% for the nine months ended June 30, 2020 compared with $515.1 million yielding 4.88% for the nine months ended June 30, 2019. Securities and interest-earning deposits averaged $76.8 million with a yield of 1.63% for the nine months ended June 30, 2020, reflecting a decline of $9.0 million, or 10.5% from $85.8 million with a yield of 2.29% for the nine months ended June 30, 2019. The Company used cash flows from its securities and interest-bearing deposits to fund higher yielding loans between the two periods, although lower market interest rates and the PPP loans accounted for the overall decline in asset yields.

Interest Expense. Interest expense decreased $567,000, or 11.3%, to $4.4 million for the nine months ended June 30, 2020 from $5.0 million for the nine months ended June 30, 2019. An 18 basis point reduction in the cost of interest-bearing liabilities to 1.24% for the nine months ended June 30, 2020 from 1.42% for the nine months ended June 30, 2019 more than offset a $7.6 million, or 1.6%, increase in the average balance of interest-bearing liabilities between periods.

The average balance of interest bearing deposits increased $3.3 million, or 0.8%, to $438.6 million at June 30, 2020 from $435.3 million at June 30, 2019, while the average cost of such deposits decreased 18 basis points to 1.18% from 1.36% between the two periods. As a result, interest paid on deposits decreased $544,000 to $3.9 million for the nine months ended June 30, 2020 compared with $4.4 million for the nine months ended June 30, 2019.

Interest paid on borrowings decreased $23,000 to $547,000 for the nine months ended June 30, 2020 from $570,000 for the nine months ended June 30, 2019. A 33 basis point decrease in the average cost of borrowings to 1.90% for the nine months ended June 30, 2020 from 2.23% for the nine months ended June 30, 2019 more than offset a $4.3 million increase in the average balance of such borrowings to $38.4 million from $34.1 million between periods.

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

After an evaluation of these factors, management recorded a provision of $1.1 million for the nine months ended June 30, 2020 compared to $501,000 for the nine months ended June 30, 2019. Several loss factors used to determine the appropriate level of the allowance for loan loss were increased during the nine months ended June 30, 2020 due to the ongoing COVID-19 pandemic.

Recoveries were $108,000 for the nine months ended June 30, 2020 compared with $93,000 for the nine months ended June 30, 2019. There was one loan charge-off totaling $65,000 during the nine months ended June 30, 2020, compared with $101,000 for the nine months ended June 30, 2019.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous construction, commercial real estate and commercial business loans may result in larger additions to the allowance for loan losses in future periods. In addition, the ongoing effects of the COVID-19 pandemic on the Company’s loan portfolio may also result in larger additions to the allowance for loan losses in future periods.

Other Income. Non-interest income decreased $263,000, or 18.6%, to $1.2 million for the nine months ended June 30, 2020 compared to the prior year period. The decrease was attributable to lower service charges, which decreased $203,000 from the prior year period, due to lower retail and loan fees resulting from the COVID-19 pandemic.

Other Expenses. Non-interest expenses increased $667,000, or 5.1%, to $13.9 million compared with the nine months ended June 30, 2019. Legal fees for the collection and foreclosure of collateral securing non-performing loans accounted for a $363,000 increase in professional fee expenses while OREO expenses increased $194,000 to $467,000 due to higher valuation allowances. Compensation and benefit expense increased $168,000, or 2.2%, from the prior year period due the addition of compliance positions as well as annual merit increases for employees. Offsetting these higher expenses were lower other expenses, which decreased $105,000, or 8.7%, due to the ongoing effects of the COVID-19 pandemic.

Income Tax Expense. The Company recorded tax expense of $572,000 on pre-tax income of $2.0 million for the nine months ended June 30, 2020, compared with $905,000 on pre-tax income of $3.1 million for the nine months ended June 30, 2019. The lower income tax resulted from a $1.1 million decrease in the Company’s results from operations. The Company’s effective tax rate for the nine months ended June 30, 2020 was 29.5% compared with 29.4% for the nine months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2020 in the ability of the Company and its subsidiaries to fund their operations.

Whether through significant deposit withdrawals, reductions in interest and principal payments on loans, or the tightening of the capital markets, it is possible that the COVID-19 pandemic will have a negative effect on the liquidity and capital resources of the Company. Under the PPPLF, the Federal Reserve Bank of New York provides advances to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. At June 30, 2020, the Bank had borrowed $36.9 million in PPPLF advances from the Federal Reserve, pledging an equal amount of PPP loans as collateral.

At June 30, 2020, the Company had commitments outstanding under letters of credit of $1.0 million, commitments to originate loans of $22.4 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $57.3 million. There has been no material change during the nine months ended June 30, 2020 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2020, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.22%, and total qualifying capital as a percentage of risk-weighted assets was 12.96%.

Under section 1102 of the CARES Act, a PPP loan is assigned a risk weight of zero percent under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. At June 30, 2020, the Company used PPPLF borrowings to neutralize $36.9 million of the balance sheet growth impact on the calculation of the Bank’s Tier 1 leverage capital ratio.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 10,000 shares at an average price of $9.03 during the nine months ended June 30, 2020. Through June 30, 2020, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the Company’s stock repurchase plan, which has reduced outstanding shares to 5,810,746.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2020 and September 30, 2019; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2020 and 2019; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended June 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 14, 2020	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 14, 2020	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer