Form 10-K
period 2020-09-30
Magyar Bancorp, Inc.
filed 2020-12-18
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2020 was $23.5 million. As of December 15, 2020, there were 5,810,746 outstanding shares of the registrant’s Common Stock, including 3,200,450 shares owned by Magyar Bancorp, MHC, the registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

1.       Proxy Statement for the Annual Meeting of Stockholders to be held in February, 2021 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2020

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

Magyar Bancorp, MHC

Magyar Bancorp, MHC is the New Jersey-chartered mutual holding company of Magyar Bancorp, Inc. Magyar Bancorp, MHC’s only business is the ownership of 55.0% of the issued shares of common stock of Magyar Bancorp, Inc. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. The executive office of Magyar Bancorp, MHC is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, MHC is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”) and the New Jersey Department of Banking and Insurance (“NJDBI”).

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. is the mid-tier stock holding company of Magyar Bank. Magyar Bancorp, Inc. is a Delaware-chartered corporation and owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2020, Magyar Bancorp, Inc. had consolidated assets of $754.0 million, total deposits of $618.3 million and stockholders’ equity of $56.9 million. Magyar Bancorp, Inc. is subject to comprehensive regulation and examination by the FRB and the NJDBI.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2020 our market share of deposits was 1.22% and 0.46% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.27% and 0.48%, respectively, at June 30, 2019.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $210.4 million, or 34.4% of our total loans at September 30, 2020. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2020. We also originate commercial real estate, commercial business and construction loans. At September 30, 2020, these loans totaled $248.1 million, $101.0 million and $28.2 million, respectively. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2020, home equity lines of credit and stock-secured demand loans totaled $19.4 million and $4.1 million, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to-four-family residential	$210,360	34.4%	$190,415	36.4%	$185,287	36.2%	$178,336	37.6%	$173,235	37.8%
Commercial real estate	248,134	40.6%	232,544	44.5%	219,347	42.8%	207,118	43.7%	199,510	43.6%
Construction	28,242	4.6%	28,451	5.4%	30,412	5.9%	22,622	4.8%	14,939	3.3%
Home equity lines of credit	19,373	3.2%	17,832	3.4%	17,982	3.5%	18,536	3.9%	21,967	4.8%
Commercial business	100,993	16.5%	48,769	9.3%	53,320	10.4%	41,113	8.7%	38,865	8.5%
Other	4,157	0.7%	4,990	1.0%	6,150	1.2%	6,266	1.3%	9,355	2.0%
Total loans receivable	$611,259	100.0%	$523,001	100.0%	$512,498	100.0%	$473,991	100.0%	$457,871	100.0%
Net deferred loan costs	(1,749)		104		132		177		216
Allowance for loan losses	(6,400)		(4,888)		(4,200)		(3,475)		(3,056)

Total loans receivable, net	$603,110		$518,217		$508,430		$470,693		$455,031

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four-Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2021	$234	4.55%	$16,079	5.60%	$26,163	6.33%	$6,895	4.23%
2022	2,639	4.13%	3,098	4.88%	1,406	4.25%	1,749	3.98%
2023	1,462	3.91%	1,901	4.70%	—	—	—	—
2024 to 2025	2,786	5.14%	13,973	4.49%	162	5.75%	—	—
2026 to 2030	9,598	3.96%	25,616	5.19%	—	—	198	3.53%
2031 to 2035	22,620	4.00%	27,720	4.75%	—	—	1,593	3.57%
2036 and beyond	171,021	4.15%	159,747	4.61%	511	4.71%	8,938	4.07%
Total	$210,360	4.14%	$248,134	4.75%	$28,242	6.20%	$19,373	4.07%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2021	$27,249	4.15%	$3	13.03%	$76,623	5.21%
2022	56,953	1.06%	7	14.32%	65,852	1.51%
2023	551	5.05%	6	13.00%	3,920	4.47%
2024 to 2025	6,639	5.63%	27	8.04%	23,587	4.90%
2026 to 2030	4,278	4.63%	20	9.35%	39,710	4.83%
2031 to 2035	1,242	5.13%	14	3.83%	53,189	4.40%
2036 and beyond	4,081	5.15%	4,080	2.41%	348,378	4.35%
Total	$100,993	2.59%	$4,157	2.53%	$611,259	4.21%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2020 that are contractually due after September 30, 2021.

	Due After September 30, 2021
	Fixed	Adjustable	Total
	(In thousands)

One-to-four-family residential	$127,657	$82,469	$210,126
Commercial real estate	13,555	218,500	232,055
Construction	162	1,917	2,079
Home equity lines of credit	1,747	10,731	12,478
Commercial business	63,959	9,785	73,744
Other	70	4,084	4,154

Total	$207,150	$327,486	$534,636

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2020, $210.4 million, or 34.4% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank does not originate or purchase “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage loans. At September 30, 2020, non-performing residential mortgage loans totaled $905,000, or 0.43% of the total residential loan portfolio. Interest income of $30,000 would have been recorded on non-performing residential mortgage loans for the year ended September 30, 2020, if they had been current in accordance with their original terms. During the year ended September 30, 2020, there were no charge-offs against the allowance for loan loss for impaired residential real estate loans while $9,000 was recovered from prior year charge offs.

We also originate home equity loans secured by residences located in our market area. The underwriting standards we use for home equity loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is 80%. Home equity loans are generally offered with fixed rates of interest with the loan amount not to exceed $500,000 and with terms of up to 30 years. At September 30, 2020, there were no non-performing home equity loans and there were no charge-offs during the year ended September 30, 2020.

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. There were no fixed-rate mortgage loans sold to Freddie Mac during the year ended September 30, 2020 and there were no loans were held for sale at September 30, 2020.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. However, we purchased $13.2 million in residential mortgage loans during the year ended September 30, 2020 to augment our in-house originations. We underwrite purchased residential mortgage loans using the same criteria as if we were originating the loans.

At September 30, 2020, we had $127.8 million of fixed-rate residential mortgage loans, which represented 60.8% of our total residential mortgage loan portfolio. At September 30, 2020, our largest fixed-rate residential mortgage loan was $1.8 million. The loan was performing in accordance with its terms at September 30, 2020.

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

At September 30, 2020, adjustable-rate residential mortgage loans totaled $82.5 million, or 39.2% of our total residential mortgage loan portfolio. The largest adjustable-rate residential mortgage loan was for $2.6 million. The loan was performing in accordance with its terms at September 30, 2020.

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

Commercial Real Estate Loans. We also originate commercial real estate loans, most of which are secured by properties located in our primary market area. At September 30, 2020, $248.1 million, or 40.6%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $9.7 million. At September 30, 2020, our largest commercial real estate loan was $5.7 million to finance the purchase of a manufacturing business in New Jersey. The loan was performing in accordance with its terms at September 30, 2020.

At September 30, 2020, eight commercial real estate loans totaling $2.2 million were non-performing. During the year ended September 30, 2020, there were no charge-offs against the allowance for loan loss, however there were $5,000 in recoveries from prior year charge-offs. Interest income of $87,000 would have been recorded on non-performing commercial real estate loans for the year ended September 30, 2020, if they had been current in accordance with their original terms. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2020, our construction loans totaled $28.2 million, or 4.6% of total loans.

At September 30, 2020, construction loans for the development of one-to four-family residential properties totaled $12.7 million. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2020, construction loans for the development of commercial properties totaled $12.8 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

At September 30, 2020, construction loans for the development of town homes, condominiums and apartment buildings totaled $2.9 million. The maximum loan-to-value ratio limit applicable to these loans is 70% of the appraised value of the property. We may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $9.7 million. At September 30, 2020, our largest outstanding construction loan was a $2.8 million loan to finance the construction of single-family home in Colts Neck, New Jersey. The loan has been past due greater than 90 days since the Bank declined to renew the loan upon its maturity in January 2018. At September 30, 2020, the Bank was in the process of foreclosing on the real estate collateral securing the loan as well as pursuing the personal guarantors of the loan. At September 30, 2020, there were a total of three non-performing construction loan totaling $5.1 million. Interest income of $297,000 would have been recorded on these non-performing construction loan for the year ended September 30, 2020, if they had been current in accordance with their original term. During the year ended September 30, 2020, $65,000 was charged-off against the allowance for loan loss and there were no recoveries from prior year charge-offs.

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

Commercial Business Loans. At September 30, 2020, our commercial business loans totaled $101.0 million, or 16.5% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

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

The Bank participated in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred through the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). The Company originated 350 loans totaling $56.0 million through September 30, 2020. These loans have a two year term for loans originated prior to June 4, 2020 and a five year term for loans originated June 5, 2020 or later. The Company expects the majority of these loans to be approved for full forgiveness by the SBA.

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $9.7 million. At September 30, 2020, our largest commercial business loan was a $5.5 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its terms at September 30, 2020. At September 30, 2020, three commercial business loan totaling $1.5 million were non-performing. Interest income of $93,000 would have been recorded on non-performing commercial business loans for the year ended September 30, 2020, if they had been current in accordance with their original terms. During the year ended September 30, 2020, $204,000 was charged-off against the allowance for loan loss for one impaired commercial business loan and there was a $100,000 recovery from a prior year charge-off.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2020, these loans totaled $19.4 million, or 3.2% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $9.7 million currently. At September 30, 2020, our largest home equity line of credit loan was $2.3 million. The loan was performing according to its terms at September 30, 2020. At September 30, 2020, there were no home equity lines of credit charge-offs, while there was $1,000 recovered from a prior year charge-off.

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

At September 30, 2020, stock-secured loans totaled $4.1 million, or 0.67% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, with the exception of Johnson & Johnson, for which the collateral concentration limit is 150% of Magyar Bank’s capital. At September 30, 2020, loans totaling $4.0 million, or 0.67% of our loan portfolio, were secured by the common stock of Johnson & Johnson a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2020, the aggregate loan-to-value ratio of the stock-secured portfolio was 30.5%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of selling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2020.

At September 30, 2020, we were servicing SBA guaranteed and commercial participation loans sold in the amount of $22.2 million and $15.2 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2020, we had $17.2 million of loan participation interests in which we were the lead lender, and $16.4 million in loan participations in which we were not the lead lender. There were no commercial real estate loan participations originated during the year ended September 30, 2020 in which we were not the lead lender. We have entered into certain loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2020, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2020, we originated $38.5 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans and $32.6 million of fixed-rate and adjustable-rate commercial real estate loans. The fixed-rate loans are primarily loans with terms of 30 years or less. In addition, we purchased $11.1 million of adjustable-rate one-to four-family residential mortgage loans We also originated $11.4 million of construction loans, $60.3 million of commercial business loans (which includes $56.0 million of PPP loans), and $3.0 million of home equity lines of credit and other loans.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2020, we had $16.7 million of one-to four-family residential mortgage loans that were serviced by other lenders.

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

	September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$905	$114	$138	$1,663	$2,486
Commercial real estate	2,219	2,652	455	482	443
Construction	5,141	2,900	—	—	—
Home equity lines of credit	—	—	90	—	281
Commercial business	1,467	1,228	223	213	997

Total non-accrual loans	9,732	6,894	906	2,358	4,207

Accruing loans three months or more past due:
One-to four-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Other	—	—	—	—	—

Total loans three months or more past due	—	—	—	—	—

Total non-performing loans	9,732	6,894	906	2,358	4,207

Other real estate owned	2,594	7,528	8,586	11,056	12,082

Total non-performing assets	12,326	14,422	9,492	13,414	16,289
Performing troubled debt restructurings	220	363	—	182	—
Performing troubled debt restructurings
and total non-performing assets	$12,546	$14,785	$9,492	$13,596	$16,289

Ratios:
Total non-performing loans to total loans	1.59%	1.32%	0.18%	0.50%	0.92%
Total non-performing loans and performing
troubled debt restructurings to total loans	1.63%	1.39%	0.18%	0.54%	0.92%
Total non-performing assets to total assets	1.63%	2.29%	1.52%	2.22%	2.79%
Total non-performing assets and performing
troubled debt restructurings to total assets	1.66%	2.35%	1.52%	2.25%	2.79%

At September 30, 2020, our portfolio of commercial business, commercial real estate and construction loans totaled $377.4 million, or 61.7% of our total loans, compared to $309.8 million, or 59.2% of our total loans, at September 30, 2019. Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. As shown in the table above, our troubled debt restructurings and total non-performing assets decreased $2.3 million to $12.5 million at September 30, 2020 from $14.8 million at September 30, 2019, and increased $3.0 million from $9.5 million at September 30, 2018.

Additional interest income of approximately $508,000 and $530,000 would have been recorded during the fiscal years ended September 30, 2020 and 2019, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. There was one new TDR loan totaling $220,000 during the fiscal year ended September 30, 2020 that was performing in accordance with its restructured terms at September 30, 2020. For comparison purposes, there was one TDR loan totaling $363,000 during the fiscal year ended September 30, 2019.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2020
One-to four-family residential	—	$—	3	$905	3	$905
Commercial real estate	2	886	8	2,219	10	3,105
Construction	—	—	3	5,141	3	5,141
Commercial business	1	129	3	1,467	4	1,596
Total	3	$1,015	17	$9,732	20	$10,747

At September 30, 2019
One-to four-family residential	—	$—	1	$114	1	$114
Commercial real estate	1	58	4	2,652	5	2,710
Commercial business	—	—	2	1,228	2	1,228
Total	1	$58	8	$6,894	9	$6,952

At September 30, 2018
One-to four-family residential	—	$—	1	$138	1	$138
Commercial real estate	—	—	3	455	3	455
Home equity lines of credit	—	—	3	90	3	90
Commercial business	—	—	2	223	2	223
Total	—	$—	9	$906	9	$906

At September 30, 2017
One-to four-family residential	1	$127	8	$1,663	9	$1,790
Commercial real estate	—	—	3	482	3	482
Home equity lines of credit	1	192	—	—	1	192
Commercial business	1	80	1	213	2	293
Total	3	$399	12	$2,358	15	$2,757

At September 30, 2016
One-to four-family residential	1	$44	10	$2,486	11	$2,530
Commercial real estate	1	490	3	443	4	933
Home equity lines of credit	—	—	3	281	3	281
Commercial business	1	3	1	997	2	1,000
Total	3	$537	17	$4,207	20	$4,744

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $2.6 million of OREO properties at September 30, 2020, a decrease of $4.9 million from $7.5 million at September 30, 2019. The Company was able to dispose of seven properties with an aggregate carrying value of $4.6 million for a net gain of $42,000. There were no new properties recorded as OREO during the year ended September 30, 2020.

OREO at September 30, 2020 consisted of one residential property totaling $215,000, one compilation of real estate lots/land totaling $490,000, and three commercial real estate buildings totaling $1.9 million. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, marketing the properties for individual sale, or selling properties to an investor and/or developer.

The Company recorded $371,000 in valuation allowances against its OREO during the year ended September 30, 2020 based on updated appraisals or executed contracts of sale. Further declines in real estate values may result in a charge to expense in the future. Routine holding costs are charged to expense as incurred and improvements to OREO that enhance the value of the real estate are capitalized.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review at September 30, 2020, classified assets consisted of $2.8 million in special mention loans, $12.2 million in substandard loans, and $1.3 million in substandard OREO.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2020 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the NJDBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The provision for loan losses increased $1.0 million to $1.7 million for the year ended September 30, 2020 compared to $668,000 for the year ended September 30, 2019. The increase was attributable to growth in total loans receivable and higher adjustments to the historical loss factors for economic conditions relating to the COVID-19 pandemic.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$4,888	$4,200	$3,475	$3,056	$2,886

Charge-offs:
One-to four-family residential	—	—	213	295	134
Commercial real estate	—	1	—	23	61
Construction	65	—	—	—	—
Home equity lines of credit	—	—	—	—	98
Commercial business	204	100	170	672	1,118
Other	—	—	3	—	—
Total charge-offs	269	101	386	990	1,411

Recoveries:
One-to four-family residential	9	120	87	35	—
Commercial real estate	5	—	23	—	100
Construction	—	—	3	12	7
Home equity lines of credit	1	1	1	15	82
Commercial business	100	—	—	4	26
Total recoveries	115	121	114	66	215

Net charge-offs	154	(20)	272	924	1,196
Provision for loan losses	1,666	668	997	1,343	1,366

Balance at end of period	$6,400	$4,888	$4,200	$3,475	$3,056

Ratios:
Net charge-offs to average loans outstanding	0.03%	0.00%	0.06%	0.20%	0.28%
Allowance for loan losses to total
non-performing loans at end of period	65.76%	70.90%	463.57%	147.37%	72.64%
Allowance for loan losses to total loans
at end of period	1.05%	0.93%	0.82%	0.73%	0.67%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2020
One-to four-family residential	$1,035	16.17%	34.41%
Commercial real estate	3,232	50.49%	40.59%
Construction	672	10.50%	4.62%
Home equity lines of credit	179	2.80%	3.17%
Commercial business	1,034	16.16%	16.52%
Other	1	0.02%	0.68%
Unallocated	247	3.86%	0.00%
Total allowance for loan losses	$6,400	100.00%	100.00%

At September 30, 2019
One-to four-family residential	$731	14.95%	36.41%
Commercial real estate	2,066	42.28%	44.46%
Construction	511	10.45%	5.44%
Home equity lines of credit	138	2.82%	3.41%
Commercial business	1,184	24.23%	9.32%
Other	8	0.16%	0.95%
Unallocated	250	5.11%	0.00%
Total allowance for loan losses	$4,888	100.00%	100.00%

At September 30, 2018
One-to four-family residential	$687	16.36%	36.15%
Commercial real estate	1,540	36.67%	42.80%
Construction	493	11.74%	5.93%
Home equity lines of credit	109	2.60%	3.51%
Commercial business	1,151	27.40%	10.40%
Other	25	0.60%	1.20%
Unallocated	195	4.63%	0.00%
Total allowance for loan losses	$4,200	100.00%	100.00%

At September 30, 2017
One-to four-family residential	$587	16.89%	37.62%
Commercial real estate	1,277	36.75%	43.70%
Construction	490	14.10%	4.77%
Home equity lines of credit	57	1.64%	3.91%
Commercial business	956	27.51%	8.67%
Other	6	0.17%	1.32%
Unallocated	102	2.94%	0.00%
Total allowance for loan losses	$3,475	100.00%	100.00%

At September 30, 2016
One-to four-family residential	$542	17.74%	37.83%
Commercial real estate	1,075	35.18%	43.57%
Construction	361	11.81%	3.26%
Home equity lines of credit	71	2.32%	4.80%
Commercial business	976	31.94%	8.49%
Other	9	0.29%	2.04%
Unallocated	22	0.72%	0.00%
Total allowance for loan losses	$3,056	100.00%	100.00%

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

At September 30, 2020, our securities portfolio totaled $45.0 million, or 6.0% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2020, $30.4 million of our securities were classified as held-to-maturity and reported at amortized cost, and $14.6 million were classified as available-for-sale and reported at fair value. At September 30, 2020, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2020, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $41.7 million, or 92.8% of our total securities portfolio. Of this amount, $32.2 million were mortgage-backed securities and $9.5 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2020, our mortgage-backed securities, including CMOs, totaled $32.5 million, or 72.2% of our total securities portfolio. Included in this balance was $259,000 of mortgage-backed securities issued by private issuers. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 2.51% at September 30, 2020. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2020 was $33.2 million, which was $783,000 million more than the amortized cost. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2020, the Bank held one corporate note issued by Wells Fargo Bank at its amortized value totaling $3.0 million. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2020, we held no equity securities other than $2.0 million in Federal Home Loan Bank of New York stock. The investment in Federal Home Loan Bank of New York stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the Federal Home Loan Bank of New York are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following tables set forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At September 30, 2020				At September 30, 2019				At September 30, 2018
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$350	$14	$—	$364	$480	$15	$—	$495	$1,463	$40	$(8)	$1,495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,092	108	(6)	9,194	$14,663	$80	$(35)	$14,708	$19,262	$13	$(662)	$18,613
Debt securities	5,000	3	—	5,003	1,500	—	—	1,500	2,500	—	(139)	2,361
Total securities available for sale	$14,442	$125	$(6)	$14,561	$16,643	$95	$(35)	$16,703	$23,225	$53	$(809)	$22,469

	At September 30, 2020				At September 30, 2019				At September 30, 2018
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities held to maturity:	(In thousands)
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$1,453	$11	$(33)	$1,431	$445	$—	$(54)	$391	$568	$—	$(93)	$475
Mortgage backed securities-commercial	775	—	—	775	842	—	(6)	836	904	—	(9)	895
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	20,456	697	(3)	21,150	22,363	276	(47)	22,592	26,316	4	(867)	25,453
Debt securities	4,500	1	(16)	4,485	2,468	10	—	2,478	2,464	—	(142)	2,322
Private label mortgage-backed securities-residential	259	—	(5)	254	363	7	—	370	393	1	—	394
Corporate securities	3,000	—	(196)	2,804	3,000	—	(323)	2,677	3,000	—	(388)	2,612
Total securities held to maturity	$30,443	$709	$(253)	$30,899	$29,481	$293	$(430)	$29,344	$33,645	$5	$(1,499)	$32,151

At September 30, 2020, a total of nine securities with an aggregate fair value of $10.0 million had gross unrealized losses of $259,000, or approximately 2.6% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2020 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	September 30, 2020
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$—	—%	$—	—%	$—	—%	$350	3.50%	$350	3.50%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	1,284	2.14%	2,771	3.13%	825	2.00%	4,212	2.51%	9,092	2.60%
Debt securities	—	—%	5,000	0.65%	—	—%	—	—%	5,000	0.65%
Total securities available for sale	$1,284	2.14%	$7,771	1.54%	$825	2.00%	$4,562	2.58%	$14,442	1.95%

	September 30, 2020
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	—	—%	—	—%	—	—%	1,453	3.31%	$1,453	3.31%
Mortgage-backed securities - commercial	—	—%	—	—%	—	—%	775	0.66%	775	0.66%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	2,857	1.79%	3,937	2.30%	4,755	2.50%	8,907	2.70%	20,456	2.45%
Debt securities	—	—%	—	—%	4,500	0.75%	—	—%	4,500	0.75%
Private label mortgage-backed securities - residential	—	—%	—	—%	—	—%	259	3.85%	259	3.85%
Corporate securities	—	—%	—	—%	3,000	0.52%	—	—%	3,000	0.52%
Total securities held to maturity	$2,857	1.79%	$3,937	2.30%	$12,255	1.37%	$11,394	2.67%	$30,443	2.02%

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

Deposits. Our deposits are generated primarily from customers within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2020, we had $9.4 million in brokered deposits as compared to $6.9 million at September 30, 2019.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2020, $126.4 million, or 20.4% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2020			2019			2018
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$163,562	26.45%	0.00%	$106,422	20.08%	0.00%	$104,745	19.76%	0.00%
Savings accounts	74,923	12.12%	0.26%	70,598	13.32%	0.67%	81,373	15.35%	0.65%
NOW accounts	65,447	10.58%	0.32%	48,164	9.09%	0.59%	46,336	8.74%	0.32%
Money market accounts	188,023	30.41%	0.47%	188,115	35.49%	1.35%	167,340	31.57%	1.27%
Certificates of deposit	110,650	17.89%	1.49%	100,016	18.87%	1.97%	112,014	21.13%	1.66%
Retirement accounts	15,725	2.54%	1.51%	16,760	3.16%	1.62%	18,329	3.46%	1.41%

Total deposits	$618,330	100.00%	0.51%	$530,075	100.00%	1.04%	$530,137	100.00%	0.93%

As of September 30, 2020, the aggregate amount of outstanding certificates of deposit (including retirement and brokered accounts) in amounts greater than or equal to $100,000 was $90.4 million. The following table sets forth the maturity of these certificates as of September 30, 2020 (in thousands):

Three months or less	$34,639
Over three months through six months	6,229
Over six months through one year	17,948
Over one year to three years	23,856
Over three years	7,713

Total	$90,385

At September 30, 2020, $79.1 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2020	2019	2018
	(In thousands)

Beginning balance	$423,653	$425,392	$416,473
Net deposits before interest credited	26,494	(7,454)	5,242
Interest credited	4,621	5,715	3,677

Ending balance	$454,768	$423,653	$425,392

Borrowings. Borrowings increased $31.2 million, or 86.3%, to $67.4 million at September 30, 2020 from $36.2 million at September 30, 2019. The Bank borrowed $36.9 million in Paycheck Protection Program Liquidity Facility (“PPPLF”) advances from the Federal Reserve Bank during the year ended September 30, 2020 to offset the liquidity and capital impacts of the PPP loans. Federal Home Loan Bank of New York advances decreased $5.7 million to $30.5 million at September 30, 2020 from $36.2 million at September 30, 2019 as deposit inflows were used to repay maturing long-term advances.

These aggregate borrowings represent 9.7% of total liabilities and had a weighted average rate of 1.14% at September 30, 2020. Based on eligible collateral pledged to the Federal Home Loan Bank of New York at September 30, 2020, we had an aggregate borrowing capacity of $141.8 million with the Federal Home Loan Bank.

Repurchase agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities in our Consolidated Balance Sheets. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity or call period of the agreement. The Company did not have any repurchase agreements at or during the year ended September 30, 2020.

Long-term Federal Home Loan Bank of New York and Federal Reserve Bank of New York advances as of September 30, 2020 mature as follows (in thousands):

Year Ending September 30,

2021	$7,130
2022	47,655
2023	4,741
2024	4,384
2025	3,500
Thereafter	—
$67,410

Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2020	2019
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$—	$743
Maximum month-end balance during the year	$—	$16,800
Average interest rate during the year	—	2.45%

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

Employees and Human Capital Resources

At September 30, 2020 we employed 98 full-time employees and 6 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through annual performance and development conversations with employees, internally developed training programs, customized corporate training engagements and seminars, conferences, and other training events employees are encouraged to attend in connection with their job duties.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition during the peak of the pandemic, over a short period of time, to a rotational work schedule allowing employees to effectively work from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities, at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a minimum.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2020, 25% of our current staff had been with us for fifteen years or more.

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

At September 30, 2020, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Net Operating Loss Carryovers. At September 30, 2020, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2020, the Company did not have any federal or state net operating loss carry forwards available to offset future taxable income for tax reporting purposes.

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

State Taxation

New Jersey State Taxation. The income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corporation, and Magyar Investment Company filed separate New Jersey corporate income tax returns for their fiscal years ended September 30, 2020.

For the tax years ending after July 31, 2019, New Jersey tax law requires members of an affiliated group where there is common ownership to calculate their corporation business tax on a combined or consolidated basis. Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corporation, and Magyar Investment Company will file a New Jersey tax return on a consolidated basis for the year ended September 30, 2020.

Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corp., and Magyar Investment Company are not currently under audit with respect to their New Jersey income tax returns. Their respective state tax returns have been audited within the past three years.

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

At September 30, 2020, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 11.93%, total capital to risk-based assets was 13.08%, and Tier 1 capital to total assets leverage ratio was 8.30%.

Legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% Tier 1 equity/consolidated assets (the “Community Bank Leverage Ratio”). The Community Bank Leverage Ratio is available to institutions with less than $10 billion of assets that meet certain other requirements. Institutions with capital meeting or exceeding the specified requirements and electing to follow the alternative regulatory capital structure will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The federal banking agencies adopted final regulations that set 9.0% as the minimum capital for the Community Bank Leverage Ratio, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the community bank leverage ratio requirements or comply with the general capital regulations, including the risk-based capital requirements.

Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower ratio effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.

Prompt Corrective Action. The FDIC Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Effective March 31, 2020, qualifying community banking organizations that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized.

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

As of September 30, 2020, Magyar Bank was in compliance with these requirements.

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

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessments for institutions with assets of less than $10 billion of assets, such as Magyar Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years.

By FDIC rule effective April 1, 2011, the deposit insurance assessment range was set at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio reaching 1.15%, effective July 1, 2016, the assessment range was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to achieve the 1.35% ratio by September 30, 2020. The law required insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subjected to a surcharge to achieve that goal. The 1.35% ratio was reached effective September 30, 2018. As a result, the surcharges ceased and institutions with less than $10 billion of assets received credits for assessment payments made that contributed to achieving the 1.35% ratio. These credits were exhausted on September 30, 2020. The Dodd-Frank Act also eliminated the 1.5% statutory maximum ratio for the Deposit Insurance Fund and delegated to the FDIC the authority to set a maximum ratio. The FDIC has established a long-term target reserve ratio of 2.0% for the Deposit Insurance Fund, and it is expected that the current deposit insurance assessment structure will continue until the target reserve ratio is attained.

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

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. We received an “outstanding” CRA rating in our most recently completed federal examination, which was conducted by the FDIC in 2019.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2020, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

SOX Section 404(b) requires independent auditors to report on management’s assessment of internal controls over financial reporting.  The 2010 Dodd-Frank Act provided an exemption on compliance with SOX Section 404(b) for registrants that are neither accelerated nor large accelerated filers as defined by Rule 12b-2 of the Securities and Exchange Act of 1934. The inclusion of the exemption in the final reform legislation permanently exempted the auditor attestation requirement and significantly reduced the compliance burdens of smaller reporting companies.  Disclosure of management attestations on internal control over financial reporting continues to be required for smaller reporting companies.

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

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

Economic and Market Area

The COVID-19 Pandemic Has and Will Continue to Pose Risks and Could Harm Our Business, Results of Operations and Prospects.

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened in an efficient manner. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic will have material long-term effects on the Company and its customers which are difficult to quantify in the near-term or long-term.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to the following risks, any of which could have a material, adverse effect on the business, financial condition, liquidity, and results of operations of the Company:

•	risks to the capital markets that may impact the performance of the investment securities portfolio of the Company, as well as limit our access to capital markets and other funding sources;

•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls;

•	declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company;

•	if the economy is unable to substantially reopen or reopen in an efficient manner, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may continue to decline in value, which could cause loan losses to increase;

•	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company; and

•	increasing or protracted volatility in the price of the Company’s common stock.

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

Interest Rate and Asset Quality

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2020, the fair value of our total securities portfolio was $45.5 million. The unrealized net loss on securities totaled $259,000 on a pre-tax basis at September 30, 2020.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2020, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $890,000, or 4.37%, decrease in net interest income in the first year following the change in interest rates, and a $306,000, or 1.32%, decrease in net interest income in the second year following the change in interest rates. At September 30, 2020, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience a $446,000, or 1.89%, decrease in net interest income in the first year following the change in interest rates, and a $873,000, or 3.76%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2020, our available-for-sale securities portfolio totaled $14.6 million, which included $10.0 million mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2020, our portfolio of commercial business and commercial real estate loans totaled $349.1 million (including $56.0 in PPP loans), or 57.1% of our total loans, compared to $281.3 million, or 53.8% of our total loans at September 30, 2019 and $272.7 million, or 53.2% of our total loans at September 30, 2018. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2020, our non-performing loans increased $2.8 million to $9.7 million from $6.9 million at September 30, 2019. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. The allowance for loan losses increased by $1.5 million during the year ended September 30, 2020 to $6.4 million. The increases were attributable to growth in total loans receivable and higher adjustments to the historical loss factors for economic conditions relating to the COVID-19 pandemic. Our allowance for loan losses was 1.05% of total loans and 65.8% of total non-performing loans at September 30, 2020. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2020.

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

Regulatory Matters

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

Security

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

The following table provides certain information with respect to our offices as of September 30, 2020:

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
Edison, New Jersey, 08837

The net book value of our premises, land and equipment was approximately $14.7 million at September 30, 2020.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” At September 30, 2020, Magyar Bancorp, MHC owned 3,200,450 shares, or 55.0% of the outstanding shares of our common stock. The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2020 was 381. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Other than its Employee Stock Ownership Plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. There were no stock options or shares of restricted stock available for issuance with respect to Magyar Bancorp’s equity compensation plans at September 30, 2020

(b)	Not applicable.
(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 91,000 shares had been repurchased as of September 30, 2020 at an average price of $8.41.

During the year ended September 30, 2020, the Company repurchased 10,000 shares at an average price of $9.03 which has reduced outstanding shares to 5,810,746.

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

During the year ended September 30, 2020, the Company’s total assets grew $123.7 million, or 19.6%, to $754.0 million. The increase was attributable to a to a $84.9 million, or 16.4%, increase in loans receivable, net of allowance of loss, a $40.3 million, or 187.5%, increase in cash and cash equivalents, and a $4.1 million increase in other assets from the adoption of ASU 2016-02 (Leases). Partially offsetting these increases were decreases in OREO, which declined $4.9 million during the year, and in investment securities, which declined $1.2 million during the year.

Total deposits increased $88.3 million, or 16.6%, to $618.3 million during the year ended September 30, 2020. The growth in deposits during the year ended September 30, 2020 occurred in non-interest checking account balances, which increased $57.1 million, or 53.7%, to $163.6 million, in interest-bearing checking account balances, which increased $17.3 million, or 35.9% to $65.4 million, in certificates of deposit (including individual retirement accounts), which increased $9.6 million, or 8.2%, to $126.4 million, and in savings account balances, which increased $4.3 million, or 6.1%, to $74.9 million. Offsetting these increases was a $92,000, or 0.05%, decrease in money market account balances, to $188.0 million.

The Company’s net income decreased $806,000, or 26.9%, to $2.2 million for the year ended September 30, 2020 compared with net income of $3.0 million for the year ended September 30, 2019. The decrease in net income between the twelve month periods was primarily attributable to higher provisions for loan loss, which increased $998,000 and lower other non-interest income, which decreased $420,000, both of which were the result of the Coronavirus/COVID-19 pandemic.

Throughout 2021, we expect to continue increasing our commercial real estate and commercial business loans while managing non-interest expenses in order to increase profitability of the Company.

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

Impact of the Coronavirus/COVID-19 Pandemic

The extraordinary impact of the Coronavirus/COVID-19 (“COVID-19”) created an unprecedented environment for consumers and businesses alike. To protect its employees and customers from potential exposure to the virus, all Magyar Bank lobbies were closed from March 20, 2020 through June 8, 2020. During that period the Bank continued to serve its community through its drive-up lanes, online banking, mobile services, and ATMs. Operational staff worked on a rotational basis and between their primary offices and our disaster recovery location to limit their potential exposure to COVID-19 and to continue providing banking services to our customers.

To assist its customers, Magyar Bank offered loan payment deferrals to borrowers unable to pay due to the effects of COVID-19. The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, encouraged financial institutions to work with borrowers who request loan modifications or deferrals as a result of COVID-19. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 were considered current for COVID-19 modifications. A financial institution may temporarily suspend any determination of a loan modified as a result of COVID-19 as being a troubled debt restructuring (“TDR”), including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Loan payment deferral requests were considered on a case-by-case basis and were initially approved for a three month period for principal and interest payments or for interest only payments depending on the borrower’s circumstances. An additional three month period is available for businesses and consumers that remain unable to operate due to COVID-19 after the initial three month deferral period. As of September 30, 2020, we had modified 283 loans aggregating $150.7 million, primarily consisting of the deferral of principal and/or interest payments for a period of 90 days. Details with respect to actual loan modifications are as follows:

Type of Loan September 30, 2020	Number of Loans	Balance	Weighted Average Interest Rate
		(In thousands)
One- to four-family residential real estate (1)	94	$24,573	4.05%
Commercial real estate	145	115,358	4.76%
Construction	4	2,630	3.77%
Home equity lines of credit	8	1,238	4.24%
Commercial business	32	6,892	5.88%
Total	283	$150,691	4.67%

(1) Includes home equity loans.

Through November 30, 2020, 270 loans totaling $141.4 million had resumed making their contractually scheduled payments, 11 loans totaling $7.8 million remained in deferral status, and 2 loans totaling $1.5 million were delinquent. Of the two delinquent loans, one loan totaling $1.4 million was delinquent 90 days at September 30, 2020 and one loan totaling $113,000 was delinquent 30 days at September 30, 2020.

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

The Bank funded 350 PPP loans totaling $56.0 million through September 30, 2020 for which it received $2.0 million in origination fees from the SBA. The Bank receives a processing fee from the SBA based on a percentage of the PPP loan as follows: 5% for loans under $350,000, 3% for loans of $350,000 up to $1,999,900, and 1% for loans of $2,000,000 or more. The processing fees are being amortized over the expected life of the loans.

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

Under section 1102 of the CARES Act, a PPP Loan is assigned a risk weight of zero percent under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. At September 30, 2020, the Bank had borrowed $36.9 million in PPPLF advances from the Federal Reserve, pledging an equal amount of PPP loans as collateral.

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

Comparison of Financial Condition at September 30, 2020 and September 30, 2019

Total Assets. Total assets increased $123.7 million, or 19.6%, during the year ended September 30, 2020. The increase was attributable to a $84.9 million, or 16.4%, increase in loans receivable, net of allowance of loss, a $40.3 million, or 187.5%, increase in cash and cash equivalents, and a $4.1 million increase in other assets from the adoption of ASU 2016-02 (Leases). Partially offsetting these increases were decreases in other real estate owned (“OREO”), which declined $4.9 million during the year, and in investment securities, which declined $1.2 million during the year.

Loans Receivable. Total loan receivable increased 84.9 million, or 16.4%, to $603.1 million at September 30, 2020 from $518.2 million at September 30, 2019. The total loan receivable at September 30, 2020 were comprised of $248.1 million (40.6%) in commercial real estate loans, $210.4 million (34.4%) in 1-4 family residential mortgage loans, $101.0 million (16.5%) in commercial business loans (including $56.0 in PPP loans), $28.2 million (4.6%) in construction loans, and $23.5 million (3.9%) in home equity lines of credit and other loans. Total loans receivable at September 30, 2019 were comprised of $232.5 million (44.5%) in commercial real estate loans, $190.4 million (36.4%) in 1-4 family residential mortgage loans, $48.8 million (9.3%) in commercial business loans, $28.5 million (5.4%) in construction loans, and $22.8 million (4.4%) in home equity lines of credit and other loans.

Total non-performing increased $2.8 million to $9.7 million during the year ended September 30, 2020 from $6.9 million at September 30, 2019. At September 30, 2020, non-performing loans consisted of eight commercial real estate loans totaling $2.2 million, three construction loans totaling $5.1 million, three commercial business loans totaling $1.5 million, and three loans secured by 1-4 family residential mortgage totaling $905,000. The ratio of non-performing loans to total loans was 1.6% at September 30, 2020 compared to 1.3% at September 30, 2019.

Once a loan is deemed non-performing, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, increased $791,000 to $905,000 at September 30, 2020 from $114,000 at September 30, 2019. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2020. During the year ended September 30, 2020, there were no charge-offs against the allowance for loan loss for residential real estate loans while $9,000 was recovered from prior year charge-offs.

Non-performing commercial real estate loans decreased $433,000 to $2.2 million at September 30, 2020 from $2.7 million at September 30, 2019. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2020. During the year ended September 30, 2020, there were no charge-offs against the allowance for loan loss while $5,000 was recovered from prior year charge-offs.

Non-performing commercial business loans increased $239,000 to $1.5 million at September 30, 2020 from $1.2 million at September 30, 2019. Magyar Bank had begun foreclosure proceedings on the collateral securing these loans at September 30, 2020. During the year ended September 30, 2020, Magyar Bank charged off $204,000 through a reduction of its allowance for loan loss for one impaired commercial business loan while $100,000 was recovered from a prior year charge-off.

Non-performing construction loans increased $2.2 million to $5.1 million at September 30, 2020 from $2.9 million at September 30, 2019. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2020. During the year ended September 30, 2020, Magyar Bank charged off $65,000 through a reduction of its allowance for loan loss for one impaired construction loan and there were no recoveries.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable increased to 1.63% at September 30, 2020 from 1.39% at September 30, 2019. The allowance for loan losses increased $1.5 million to $6.4 million, or 65.8% of non-performing loans, at September 30, 2020 compared with $4.9 million, or 70.9% of non-performing loans, at September 30, 2019. Provisions for loan loss during the year ended September 30, 2020 were $1.7 million while net charge-off were $154,000, compared with a provision of $668,000 and net recoveries of $20,000 for the prior year period. The allowance for loan losses was 1.05% and 0.93% of gross loans outstanding at September 30, 2020 and 2019, respectively.

Investment Securities. Investment securities decreased $1.2 million, or 2.6%, to $45.0 million at September 30, 2020 from $46.2 million at September 30, 2019. Investment securities at September 30, 2020 consisted of $32.2 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $9.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes and $259,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2020.

Securities available-for-sale decreased $2.1 million, or 12.8%, to $14.6 million at September 30, 2020 from $16.7 million at September 30, 2019. The decrease was attributable to $6.1 million in sales and $5.7 million in principal and premium amortization, partially offset by $9.5 million in purchases during the twelve months ended September 30, 2020.

Securities held-to-maturity increased $962,000, or 3.3%, to $30.4 million at September 30, 2020 from $29.5 million at September 30, 2019. The increase was the result of $10.2 million in security purchases, partially offset by $9.2 million in principal and premium amortization during the twelve months ended September 30, 2020.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $324,000, or 2.4%, to $14.0 million at September 30, 2020 from $13.6 million at September 30, 2019. During the twelve months ended September 30, 2020, the Company did not purchase any new bank-owned life insurance policies.

Other Real Estate Owned. OREO decreased $4.9 million, or 65.5%, to $2.6 million at September 30, 2020 from $7.5 million at September 30, 2019.

The Company was able to dispose of seven properties with an aggregate carrying value of $4.6 million for a net gain of $42,000. The Company recorded $371,000 in valuation allowances against its OREO during the year ended September 30, 2020 based on updated appraisals or executed contracts of sale. There were no new properties recorded as OREO during the year ended September 30, 2020.

OREO at September 30, 2020 consisted of one residential property totaling $215,000, one compilation of real estate lots/land totaling $490,000, and three commercial real estate buildings totaling $1.9 million. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, marketing the properties for individual sale, or selling properties to an investor and/or developer.

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

Total deposits increased $88.3 million, or 16.6%, to $618.3 million at September 30, 2020 from $530.0 million at September 30, 2019. The increase in deposits during the twelve month ended September 30, 2020 occurred in non-interest checking account balances, which increased $57.1 million, or 53.7%, to $163.6 million, in interest-bearing checking account balances, which increased $17.3 million, or 35.9% to $65.4 million, in certificates of deposit (including individual retirement accounts), which increased $9.6 million, or 8.2%, to $126.4 million, and in savings account balances, which increased $4.3 million, or 6.1%, to $74.9 million. Money market account balances decreased $92,000, or 0.05%, to $188.0 million. Deposits accounted for 82.0% of assets and 102.5% of net loans receivable at September 30, 2020 compared with 84.1% of assets and 102.3% of net loans receivable at September 30, 2019, respectively.

The Bank experienced extraordinary increases in its deposits since the COVID-19 pandemic began in March 2020. During the six months ended September 30, 2020, deposits increased $57.4 million, of which $31.4 million was in non-interest checking accounts and $22.9 million was in interest-bearing checking accounts. Commercial and consumer deposit inflows were extraordinarily higher during this period due to PPP loan disbursements, government stimulus programs, lower spending and customers’ preferences for liquidity during the ongoing COVID-19 pandemic.

At September 30, 2020, the Company held $9.4 million in brokered certificates of deposit, compared with $6.9 million at September 30, 2019. Short-term brokered deposits were used to fund PPP loans before the PPPLF was announced.

The Company’s deposit strategy in 2020 focused on growing its non-interest checking account balances and managing the cost of its money market accounts to offset declines in market interest rates.

Borrowed Funds. Borrowings increased $31.2 million, or 86.3%, to $67.4 million at September 30, 2020 from $36.2 million at September 30, 2019. The Bank borrowed $36.9 million in PPPLF advances from the Federal Reserve Bank during the year ended September 30, 2020 to offset the liquidity and capital impacts of the PPP loans. Federal Home Loan Bank of New York advances decreased $5.7 million to $30.5 million at September 30, 2020 from $36.2 million at September 30, 2019 as deposit inflows were used to repay maturing long-term advances.

Stockholders’ Equity. Stockholders’ equity increased $2.2 million, or 4.0%, to $56.9 million at September 30, 2020 from $54.7 million at September 30, 2019. The increase in stockholders’ equity was attributable to the Company’s results of operations for the year ended September 30, 2020.

The Company repurchased 10,000 shares of its common stock at an average price of $9.03 during the twelve months ended September 30, 2020. The Company has repurchased 91,000 shares at an average price of $8.41 pursuant to the second stock repurchase plan, which reduced outstanding shares to 5,810,746.

The Company’s book value per share increased to $9.78 at September 30, 2020 from $9.39 at September 30, 2019. The increase was attributable to the Company’s results from operations and stock repurchases for the year ended September 30, 2020.

Comparison of Operating Results for the Years Ended September 30, 2020 and 2019

Net Income. The Company’s net income decreased $806,000, or 26.9%, to $2.2 million during the year ended September 30, 2020 compared with $3.0 million for the year ended September 30, 2019 due to higher provisions for loan loss, lower non-interest income, and higher non-interest expenses, partially offset by higher net interest and dividend income.

For the year ended September 30, 2020, the net interest margin decreased by 10 basis points to 3.31% from 3.41% for the prior year period. The Company experienced contraction in its margin due to the lower market interest rate environment and the origination of $56.0 million in PPP loans earning 1.0% during the year ended September 30, 2020.

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

During the year ended September 30, 2020, net interest and dividend income increased $1.0 million, or 5.0%, to $21.4 million compared to $20.4 million for the year ended September 30, 2019. The average balance of interest-earning assets increased $47.3 million, or 7.9%, while the yield on such assets decreased 37 basis points to 4.16% for the year ended September 30, 2020 compared with the prior year period. Originations of PPP loans, higher balances of interest earning deposits, and lower market interest rates were responsible for the 37 basis point drop in yield on earning assets. The average balance of interest-bearing liabilities increased $20.7 million, or 4.4%, while the cost on such liabilities decreased 31 basis points to 1.13% for the year ended September 30, 2020 compared with the prior year period. Lower market interest rates were responsible for the 31 basis point drop in the cost of the Company’s liabilities.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2020, 2019 and 2018. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2020			2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$35,612	$208	0.58%	$24,525	$510	2.08%	$15,606	$228	1.46%
Loans receivable, net	562,209	25,626	4.55%	516,076	25,154	4.87%	487,133	22,604	4.64%
Securities
Taxable	45,308	965	2.13%	55,133	1,290	2.34%	59,579	1,384	2.32%
FHLB of NY stock	2,018	128	6.33%	2,162	149	6.88%	2,218	134	6.02%
Total interest-earning assets	645,147	26,927	4.16%	597,896	27,103	4.53%	564,536	24,350	4.31%
Noninterest-earning assets	46,839			42,566			45,288
Total assets	$691,986			$640,462			$609,824

Interest-bearing liabilities:
Savings accounts (1)	$72,290	$347	0.48%	$74,497	$493	0.66%	$95,892	$658	0.69%
NOW accounts (2)	241,508	2,105	0.87%	234,953	3,231	1.38%	190,618	1,518	0.80%
Time deposits (3)	127,576	2,318	1.81%	121,706	2,197	1.81%	123,010	1,720	1.40%
Total interest-bearing deposits	441,374	4,770	1.08%	431,156	5,921	1.37%	409,520	3,896	0.95%
Borrowings	45,647	743	1.62%	35,175	789	2.24%	36,710	753	2.05%
Total interest-bearing liabilities	487,021	5,513	1.13%	466,331	6,710	1.44%	446,230	4,649	1.04%
Noninterest-bearing liabilities	148,080			119,384			112,191
Total liabilities	635,101			585,715			558,421
Retained earnings	56,885			54,747			51,403
Total liabilities and retained earnings	$691,986			$640,462			$609,824

Net interest and dividend income		$21,414			$20,393			$19,701
Interest rate spread			3.03%			3.09%			3.27%
Net interest-earning assets	$158,126			$131,565			$118,306
Net interest margin (4)			3.31%			3.41%			3.49%
Average interest-earning assets to
average interest-bearing liabilities	132.47%			128.21%			126.51%

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

	September 30,
	2020 vs. 2019			2019 vs. 2018
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$167	$(469)	$(302)	$162	$120	$282
Loans	2,176	(1,704)	472	1,390	1,160	2,550
Securities
Taxable	(216)	(109)	(325)	(106)	12	(94)
FHLB of NY stock	(10)	(11)	(21)	(3)	18	15
Total interest-earning assets	2,117	(2,293)	(176)	1,443	1,310	2,753

Interest-bearing liabilities:
Savings accounts (1)	(14)	(132)	(146)	(138)	(27)	(165)
NOW accounts (2)	89	(1,215)	(1,126)	416	1,297	1,713
Time deposits (3)	121	0	121	(19)	496	477
Total interest-bearing deposits	196	(1,347)	(1,151)	259	1,766	2,025
Borrowings	202	(248)	(46)	(32)	68	36
Total interest-bearing liabilities	398	(1,595)	(1,197)	227	1,834	2,061
Increase in net interest income	$1,719	$(698)	$1,021	$1,216	$(524)	$692

(1) Includes passbook savings, money market passbook and club accounts.

(2) Includes interest-bearing checking and money market accounts.

(3) Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income decreased $176,000, or 0.6%, to $26.9 million for the year ended September 30, 2020 from $27.1 million for the year ended September 30, 2019. The average balance of interest-earnings assets between the two periods increased $47.3 million, or 7.9%, to $645.1 million from $597.9 million, while the yield on such assets decreased 37 basis points to 4.16% for the year ended September 30, 2020 from 4.53% for the year ended September 30, 2019.

Interest income on loans increased $472,000, or 1.9%, to $25.6 million for the year ended September 30, 2020 from $25.2 million for the year ended September 30, 2019, while the average balance of loans increased $46.1 million, or 8.9%, to $562.2 million from $516.1 million. The average yield on such loans was 4.55% at September 30, 2020 compared with 4.87% at September 30, 2019. The decrease in yield on loans reflected the lower market interest rate environment and the origination of $56.0 million in PPP loans earning 1.0% during the year ended September 30, 2020.

Interest earned on investment securities, including interest earned on deposits but excluding Federal Home Loan Bank of New York stock, decreased $627,000, or 34.8%, to $1.2 million for the year ended September 30, 2020 from $1.8 million for the same period prior year. The decrease was primarily due to an 81 basis point decrease in the average yield on investment securities and interest earned on deposits to 1.45% from 2.26%, partially offset by a $1.2 million, or 1.6%, increase in the average balance of investment securities and interest earning deposits to $80.9 million from $79.7 million from the prior year.

Interest Expense. Interest expense decreased $1.2 million, or 17.8%, to $5.5 million for the year ended September 30, 2020 from $6.7 million for the year ended September 30, 2019. The average balance of interest-bearing liabilities increased $20.7 million, or 4.4%, to $487.0 million from $466.3 million between the two periods while the cost of such liabilities decreased 31 basis points to 1.13% for the year ended September 30, 2020 from 1.44% for the same period prior year due to the lower market interest rate environment.

The average balance of interest-bearing deposits increased $10.2 million, or 2.4%, to $441.4 million for the year ended September 30, 2020 from $431.2 million for the prior year while the average cost of such deposits decreased 29 basis points to 1.08% from 1.37%. Interest expense on average deposits decreased $1.1 million, or 19.4%, to $4.8 million for the year ended September 30, 2020 from $5.9 million for the year ended September 30, 2019.

Interest expense on advances decreased $46,000, or 5.8%, to $743,000 for the year ended September 30, 2020 from $789,000 for the year ended September 30, 2019. The average cost of borrowings decreased 62 basis points to 1.62% for the year ended September 30, 2020 from 2.24% for the year ended September 30, 2019. The average balance of advances and securities sold under agreements to repurchase increased $10.5 million to $45.6 million for the year ended September 30, 2020 from $35.2 million the prior year.

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

After an evaluation of these factors, management made a provision of $1.7 million for the year ended September 30, 2020 compared with a $668,000 provision for the prior year. There were net charge-offs of $154,000 for the year ended September 30, 2020 compared with $20,000 in net recoveries for the year ended September 30, 2019. The COVID-19 pandemic and subsequent recession resulted in elevated risk factors used in determining the appropriate level of the allowance for loan loss.

Total non-performing loans increased by $2.8 million to $9.7 million during the year ended September 30, 2020 from $6.9 million at September 30, 2019. The allowance for loan losses increased by $1.5 million during the twelve months ended September 30, 2020 to $6.4 million.

Other Income. Other income decreased $420,000, or 19.7%, to $1.7 million during the year ended September 30, 2020 compared with $2.1 million the prior year due to lower loan and deposit service charges, which decreased $473,000. In addition to the lower loan fees, the closure of the bank’s branch lobbies during the peak of the COVID-19 pandemic and the shift in consumer behavior to debit cards from physical checks resulted in a decline in retail fee income year-over-year.

Other Expenses. Other expenses increased $753,000, or 4.3%, to $18.4 million for the year ended September 30, 2020 compared to $17.6 million for the year ended September 30, 2019.

Legal fees associated with the foreclosure and collection of non-performing loans drove professional fees $457,000, or 41.5%, higher during the year ended September 30, 2020. In addition, OREO expenses increased $165,000, or 49.4%, to $499,000 from valuation allowances recorded during the year ended September 30, 2020 based on updated appraisals or executed contracts of sale.

Compensation and benefit expenses increased $150,000, or 1.5%, to $10.3 million due to new compliance positions and annual merit increases for employees.

Income Tax Expense. The Company recorded tax expense of $921,000 on income of $3.1 million for the year ended September 30, 2020 compared with tax expense of $1.3 million on income of $4.3 million for the year ended September 30, 2019. The lower income tax expense resulted from a $1.2 million decrease in the Company’s results from operations.

The Company’s effective tax rate for the year ended September 30, 2020 was 29.6% compared with 29.7% for the year ended September 30, 2019.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2020, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Increase
Interest rates	Estimated	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$22,708	$(890)	-3.77%	$22,907	$(306)	-1.32%
Unchanged	23,598	—	—	23,213	—	—
-100	23,152	(446)	-1.89%	22,340	(873)	-3.76%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, FHLBNY borrowings and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), plus our borrowing capacity from the FHLBNY and dividing the sum by total assets. At September 30, 2020, our liquidity ratio was 15.5% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $61.7 million compared with $21.5 million at September 30, 2019. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $14.6 million at September 30, 2020 compared with $16.7 at September 30,

2019. At September 30, 2020, we also had the ability to borrow $141.8 million from the FHLBNY. On that date, we had an aggregate of $30.5 million in advances outstanding and $50.0 million in municipal letters of credit outstanding with the FHLBNY.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2020, we had $21.1 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $78.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2020 totaled $79.1 million, or 12.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2021. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. We originated $145.9 million in loans (including $56.0 million in PPP loans) and we purchased $19.8 million of investment securities for the year ended September 30, 2020. Comparatively, we originated $74.7 million in loans and purchased $4.7 million of investment securities for the year ended September 30, 2019.

Financing activities consist primarily of activity in deposit accounts and FHLBNY advances. We experienced a net increase in total deposits of $88.3 million, or 16.6%, to $618.3 million for the year ended September 30, 2020 compared with a net decrease in total deposits of $62,000 for the year ended September 30, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $30.5 million and $36.2 million at September 30, 2020 and September 30, 2019, respectively. FHLBNY advances have primarily been used to fund loan demand.

In addition to borrowings, the Bank has the ability to raise deposits on the brokered market or through deposit listing services. At September 30, 2020, the Bank held $9.4 million in brokered deposits and $11.9 million from deposit listing services.

Magyar Bank is subject to various regulatory capital requirements, (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2020, Magyar Bank’s Tier 1 capital as a percentage of the Bank's average assets was 8.30% and the total qualifying capital as a percentage of risk-weighted assets was 13.18%.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2020. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
September 30, 2020	One Year	Three Years	Five Years	Five Years	Total
(In thousands)

Federal Home Loan Bank advances	$7,130	$15,471	$7,884	$—	$30,485
Federal Reserve Bank advances	—	36,924	—	—	36,924
Operating leases	705	1,191	980	1,208	4,084
Total	$7,835	$53,586	$8,864	$1,208	$71,493

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Magyar Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

December 18, 2020

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,	September 30,
	2020	2019

Assets
Cash	$1,494	$825
Interest earning deposits with banks	60,232	20,644
Total cash and cash equivalents	61,726	21,469

Investment securities - available for sale, at fair value	14,561	16,703
Investment securities - held to maturity, at amortized cost (fair value of
$30,899 and $29,344 at September 30, 2020 and 2019, respectively)	30,443	29,481
Federal Home Loan Bank of New York stock, at cost	1,981	2,222
Loans receivable, net of allowance for loan losses of $6,400 and $4,888
at September 30, 2020 and 2019, respectively	603,110	518,217
Bank owned life insurance	13,971	13,647
Accrued interest receivable	4,030	2,133
Premises and equipment, net	14,746	16,172
Other real estate owned ("OREO")	2,594	7,528
Other assets	6,835	2,756
Total assets	$753,997	$630,328

Liabilities and Stockholders' Equity
Liabilities
Deposits	$618,330	$530,075
Escrowed funds	2,413	2,399
Borrowings	67,410	36,189
Accrued interest payable	191	191
Accounts payable and other liabilities	8,803	6,823
Total liabilities	697,147	575,677

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,810,746 and 5,820,746 shares outstanding
at September 30, 2020 and 2019, respectively, at cost	59	59
Additional paid-in capital	26,294	26,317
Treasury stock: 112,996 and 102,996 shares
at September 30, 2020 and 2019, respectively, at cost	(1,242)	(1,152)
Unearned Employee Stock Ownership Plan shares	(65)	(214)
Retained earnings	33,161	30,971
Accumulated other comprehensive loss	(1,357)	(1,330)
Total stockholders' equity	56,850	54,651
Total liabilities and stockholders' equity	$753,997	$630,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Year
	Ended September 30,
	2020	2019

Interest and dividend income
Loans, including fees	$25,626	$25,154
Investment securities
Taxable	1,173	1,800
Federal Home Loan Bank of New York stock	128	149

Total interest and dividend income	26,927	27,103

Interest expense
Deposits	4,770	5,921
Borrowings	743	789

Total interest expense	5,513	6,710

Net interest and dividend income	21,414	20,393

Provision for loan losses	1,666	668

Net interest and dividend income after
provision for loan losses	19,748	19,725

Other income
Service charges	901	1,374
Income on bank owned life insurance	324	304
Other operating income	106	148
Gains on sales of loans	317	193
Gains on sales of investment securities	68	117

Total other income	1,716	2,136

Other expenses
Compensation and employee benefits	10,283	10,133
Occupancy expenses	2,995	2,983
Professional fees	1,558	1,101
Data processing expenses	589	648
OREO expenses	499	334
FDIC deposit insurance premiums	479	326
Loan servicing expenses	308	286
Insurance expense	197	205
Other expenses	1,445	1,584
Total other expenses	18,353	17,600

Income before income tax expense	3,111	4,261

Income tax expense	921	1,265

Net income	$2,190	$2,996

Net income per share-basic and diluted	$0.38	$0.51

Weighted average basic and diluted shares outstanding	5,817,480	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Year
	Ended September 30,
	2020	2019

Net income	$2,190	$2,996
Other comprehensive income
Unrealized gain on securities available for sale	127	933
Less reclassification adjustments for:
Net gains realized on securities available for sale	(68)	(117)
Net unrealized gain on securities available for sale	59	816
Defined benefit pension plan	(150)	(618)
Other comprehensive income, before tax	(91)	198
Deferred income tax effect	64	(54)
Total other comprehensive income (loss)	(27)	144
Total comprehensive income	$2,163	$3,140

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Year Ended September 30, 2020 and 2019

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2018	5,820,746	59	26,310	(1,152)	(356)	27,975	(1,474)	$51,362
Net income	—	—	—	—	—	2,996	—	2,996
Other comprehensive income	—	—	—	—	—	—	144	144
ESOP shares allocated	—	—	7	—	142	—	—	149
Balance, September 30, 2019	5,820,746	59	26,317	(1,152)	(214)	30,971	(1,330)	$54,651
Net income	—	—	—	—	—	2,190	—	2,190
Other comprehensive income	—	—	—	—	—	—	(27)	(27)
Purchase of treasury Stock	(10,000)	—	—	(90)	—	—	—	(90)
ESOP shares allocated	—	—	(23)	—	149	—	—	126
Balance, September 30, 2020	5,810,746	59	26,294	(1,242)	(65)	33,161	(1,357)	$56,850

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2020	2019

Operating activities
Net income	$2,190	$2,996
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation expense	854	871
Premium amortization on investment securities, net	107	105
Provision for loan losses	1,666	668
Provision for loss on other real estate owned	371	212
Originations of SBA loans held for sale	(3,623)	(2,683)
Proceeds from the sales of SBA loans	3,941	2,876
Gains on sale of loans receivable	(318)	(193)
Gains on sales of investment securities	(68)	(117)
Gains on the sales of other real estate owned	(42)	(57)
Loss on the sale of premises and equipment	16	—
ESOP compensation expense	126	149
Deferred income tax benefit	(880)	(292)
(Increase) decrease in accrued interest receivable	(1,897)	48
Increase in surrender value of bank owned life insurance	(324)	(304)
Decrease (increase) in other assets	700	(226)
Decrease in accrued interest payable	—	(2)
(Decrease) increase in accounts payable and other liabilities	(2,005)	1,738
Net income to net cash provided by operating activities	814	5,789

Investing activities
Net increase in loans receivable	(72,887)	(20,410)
Purchases of loans receivable	(13,672)	—
Proceeds from the sale of loans receivable	—	9,452
Purchases of investment securities held to maturity	(10,226)	(1,645)
Purchases of investment securities available for sale	(9,557)	(3,088)
Sales of investment securities available for sale	6,073	6,575
Principal repayments on investment securities held to maturity	9,206	5,750
Principal repayments on investment securities available for sale	5,704	3,166
Purchases of bank owned life insurance	—	(1,500)
Purchases of premises and equipment	(147)	(53)
Sales of premises and equipment	703	—
Investment in other real estate owned	(1)	(11)
Proceeds from other real estate owned	4,606	1,417
Redemption (purchase) of Federal Home Loan Bank stock	241	(58)
Net cash used in investing activities	(79,957)	(405)

Financing activities
Net increase (decrease) in deposits	88,255	(62)
Net increase in escrowed funds	14	114
Proceeds from long-term advances	41,515	9,605
Repayments of long-term advances	(10,294)	(8,940)
Purchase of treasury stock	(90)	—
Net cash provided by financing activities	119,400	717
Net increase in cash and cash equivalents	40,257	6,101

Cash and cash equivalents, beginning of year	21,469	15,368

Cash and cash equivalents, end of year	$61,726	$21,469

Supplemental disclosures of cash flow information
Cash paid for
Interest	$—	$6,711
Income taxes	$5,513	$1,059
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$503

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

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

Magyar Bancorp, MHC, owns 54.03%, or 3,200,450, of the issued shares of common stock of Magyar Bancorp, Inc. Of the remaining shares, 2,610,296, or 44.06%, are held by public stockholders and 112,996, or 1.91%, are held by Magyar Bancorp, Inc. in treasury stock. So long as Magyar Bancorp, MHC exists, it will be required to own a majority of the voting stock of Magyar Bancorp, Inc. Magyar Bancorp, Inc. and Magyar Bancorp, MHC are subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking and Insurance.

The Bank is subject to regulations issued by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s administrative office is located in New Brunswick, New Jersey. The Bank has seven branch offices which are located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and Edison, New Jersey, and a loan product office located in Keyport, New Jersey. The Bank’s savings deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”); also, the Bank is a member of the Federal Home Loan Bank of New York.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and its wholly-owned subsidiaries Magyar Investment Company, Magyar Service Corporation, and Hungaria Urban Renewal, LLC. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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

September 30, 2020 and 2019

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2020 and 2019.

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

The Company’s contracts with customers in the scope of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” are contracts for deposit accounts and contracts for non-deposit investment accounts through a third party service provider.  Both types of contracts result in non-interest income being recognized. The revenue resulting from deposit accounts, which includes fees such as insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of service charges on the consolidated statements of income. The revenue resulting from non-deposit investment accounts is included as a component of other operating income on the consolidated statements of income.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

Revenue from contracts with customers included in service charges was $901,000 and $1.4 million for the years ended September 30, 2020 and 2019, respectively.  Revenue from contracts with customers included in other operating income was $106,000 and $148,000 for the years ended September 30, 2020 and 2019, respectively.

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

The Company accounts for gains on sales of other real estate owned under ASU 2014-09, which uses a principles based methodology. As it pertains to the criteria for determining how a contract should be accounted for under the new guidance, judgment is required in evaluating if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance.

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

September 30, 2020 and 2019

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

At September 30, 2020 and 2019, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the year ended September 30, 2020 and 2019. The tax years subject to examination by the taxing authorities are the years ended September 30, 2015 and forward.

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

Diluted income per share is calculated by adjusting the weighted average common shares outstanding to reflect the potential dilution that could occur using the treasury stock method if securities or other contracts to issue common stock, such as stock options and unvested restricted stock, were exercised and converted into common stock. The resulting shares issued would share in the earnings of the Company. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. In periods of loss, dilution is not calculated and diluted loss per share is equal to basic loss per share. As there were no stock options of grants outstanding at September 30, 2020 or September 30, 2019, there is no calculated dilution to the Company’s earnings per share.

12. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the years ended September 30, 2020 and 2019 were as follows:

	September 30,
	2020			2019
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding (losses) gains arising
during period on:
Available-for-sale investments	$127	$(38)	$89	$933	$(261)	$672
Less reclassification adjustment for:
Net gains realized on securities
available-for-sale(a) (b)	(68)	19	(49)	(117)	33	(84)
Defined benefit pension plan	(150)	83	(67)	(618)	174	(444)
Other comprehensive income (loss), net	$(91)	$64	$(27)	$198	$(54)	$144

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

The components of accumulated other comprehensive loss at September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In thousands)

Available-for-sale investments, net of tax	$83	$43
Defined benefit pension plan, net of tax	(1,440)	(1,373)
Total accumulated other comprehensive loss	$(1,357)	$(1,330)

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

14. Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit. Such financial instruments are recorded when they are funded. The Company does not engage in the use of derivative financial instruments. See Note Q, “Financial Instruments With Off-Balance Risk.”

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards as of or during the years ended September 30, 2020 and 2019.

There were no stock option and stock award expenses included with compensation expense for the years ended September 30, 2020 and 2019.

The Company announced its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, in November 2007. Through September 30, 2020, the Company had repurchased a total of 91,000 shares of its common stock at an average cost of $8.41 per share under this program. The Company repurchased 10,000 shares of its common stock at an average price of $9.03 during the twelve months ended September 30, 2020. No shares were repurchased during the twelve months ended September 30, 2019. Under the stock repurchase program, 38,924 shares of the 129,924 shares authorized remained available for repurchase as of September 30, 2020. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 112,996 total treasury stock shares at September 30, 2020.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan in 2006. The ESOP trust purchased 217,863 shares of common stock in the

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually to Prime Rate (4.75% at January 1, 2020) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans.” As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $126,000 and $149,000 for years ended September 30, 2020 and 2019, respectively.

The following table presents the components of the ESOP shares as of September 30, 2019:

Unreleased shares at September 30, 2019	27,202
Shares released for allocation during the year ended September 30, 2020	(12,445)
Unreleased shares at September 30, 2020	14,757
Total released shares	203,106

Total ESOP shares	217,863

The aggregate fair value of the unreleased shares at September 30, 2020 was approximately $123,000.

NOTE D - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$350	$14	$—	$364
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,092	108	(6)	9,194
Debt securities	5,000	3	—	5,003
Total securities available for sale	$14,442	$125	$(6)	$14,561

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,453	$11	$(33)	$1,431
Mortgage-backed securities - commercial	775	—	—	775
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	20,456	697	(3)	21,150
Debt securities	4,500	1	(16)	4,485
Private label mortgage-backed securities - residential	259	—	(5)	254
Corporate securities	3,000	—	(196)	2,804
Total securities held to maturity	$30,443	$709	$(253)	$30,899

	At September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$480	$15	$—	$495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$14,663	$80	$(35)	$14,708
Debt securities	1,500	—	—	1,500
Total securities available-for-sale	$16,643	$95	$(35)	$16,703

	At September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$445	$—	$(54)	$391
Mortgage-backed securities - commercial	842	—	(6)	836
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	22,363	276	(47)	22,592
Debt securities	2,468	10	—	2,478
Private label mortgage-backed securities - residential	363	7	—	370
Corporate securities	3,000	—	(323)	2,677
Total securities held-to-maturity	$29,481	$293	$(430)	$29,344

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The maturities of the debt securities and certain information regarding to the mortgage-backed securities available-for-sale at September 30, 2020 are summarized in the following table:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

	September 30, 2020
	(In thousands)
	Amortized	Fair
	Cost	Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	5,000	5,003
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	5,000	5,003

Mortgage-backed securities:
Residential(1)	9,442	9,558
Commercial	—	—
Total	$14,442	$14,561

(1)	Available-for-sale mortgage-backed securities – residential include an amortized cost of $350,000 and a fair value of $364,000 for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $9.1 million and a fair value of $9.2 million. There were no residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises.

The maturities of the debt securities and certain information regarding to the mortgage-backed securities held to maturity at September 30, 2020 are summarized in the following table:

	September 30, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	4,500	4,486
Due after 5 but within 10 years	3,000	2,803
Due after 10 years	—	—
Total debt securities	7,500	7,289

Mortgage backed securities:
Residential(1)	22,168	22,835
Commercial(2)	775	775
Total	$30,443	$30,899

(1)	Held-to-maturity mortgage-backed securities – residential include an amortized cost of $1.5 million and a fair value of $1.4 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $20.5 million and a fair value of $21.2 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $259,000 and a fair value of $254,000.

(2)	Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $775,000 and a fair value of $775,000 for obligations of U.S. government agencies issued by the Small Business Administration.

There were $6.1 million in sales of securities from the available-for-sale portfolio during the year ended September 30, 2020 and $6.6 million in sales during the year ended September 30, 2019. There were no sales of securities from the held-to-maturity portfolio during the year ended September 30, 2020 and 2019. The net gain on sales of investment securities totaled $68,000 and $117,000 for the year ended September 30, 2020 and 2019, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

As of September 30, 2020 and 2019, securities having an estimated fair value of approximately $22.6 million and $18.9 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2020 and 2019 are as follows:

		September 30, 2020
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$284	$(33)	$284	$(33)
Mortgage-backed securities - commercial	1	—	—	775	—	775	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	2,854	(3)	533	(6)	3,387	(9)
Debt securities	2	2,484	(16)	—	—	2,484	(16)
Private label mortgage-backed securities residential	1	254	(5)	—	—	254	(5)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	9	$5,592	$(24)	$4,396	$(235)	$9,988	$(259)

		September 30, 2019
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities- residential	2	$—	$—	$392	$(54)	$392	$(54)
Mortgage-backed securities - commercial	1	—	—	836	(6)	836	(6)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities- residential	13	1,219	(4)	14,429	(78)	15,648	(82)
Corporate securities	1	—	—	2,678	(323)	2,678	(323)
Total	17	$1,219	$(4)	$18,335	$(461)	$19,554	$(465)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2020 and 2019.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

	September 30,
	2020	2019
	(In thousands)

One-to four-family residential	$210,360	$190,415
Commercial real estate	248,134	232,544
Construction	28,242	28,451
Home equity lines of credit	19,373	17,832
Commercial business	100,993	48,769
Other	4,157	4,990
Total loans receivable	611,259	523,001
Net deferred loan costs	(1,749)	104
Allowance for loan losses	(6,400)	(4,888)

Total loans receivable, net	$603,110	$518,217

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $2.5 million and $2.9 million at September 30, 2020 and 2019, respectively. There were $400,000 and $502,000 in new loans or advances on existing lines of credit during the year ended September 30, 2020 and 2019, respectively. Total principal repayments were approximately $775,000 and $233,000 for the year ended September 30, 2020 and 2019, respectively.

At September 30, 2020 and 2019, the Company was servicing loans for others amounting to approximately $42.7 million and $42.3 million, respectively. The Company held mortgage servicing rights in the amount of $12,000 and $26,000 at September 30, 2020 and 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $61,000 and $78,000 at September 30, 2020 and 2019, respectively.

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

September 30, 2020 and 2019

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2020	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$2,601	$2,601	$2,601
Commercial real estate	599	46	3,806	4,405	4,405
Construction	2,306	175	2,835	5,141	5,206
Commercial business	—	—	2,014	2,014	2,218
Total impaired loans	$2,905	$221	$11,256	$14,161	$14,430

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2019	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,405	$1,405	$1,405
Commercial real estate	—	—	4,593	4,593	4,593
Construction	—	—	2,900	2,900	2,900
Commercial business	—	—	1,456	1,456	1,456
Total impaired loans	$—	$—	$10,354	$10,354	$10,354

The average recorded investment in impaired loans was $11.7 million and $9.2 million for the years ended September 30, 2020 and 2019, respectively. The Company’s impaired loans at September 30, 2020 include $11.4 million in delinquent loans and $2.9 million in performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. During the years ended September 30, 2020 and 2019, interest income of $142,000 and $165,000, respectively, was recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2020
One-to four-family residential	$208,658	$—	$1,702	$—	$210,360
Commercial real estate	242,003	2,623	3,508	—	248,134
Construction	23,101	—	5,141	—	28,242
Home equity lines of credit	19,373	—	—	—	19,373
Commercial business	98,967	178	1,848	—	100,993
Other	4,157	—	—	—	4,157
Total	$596,259	$2,801	$12,199	$—	$611,259

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2019
One-to four-family residential	$189,938	$—	$477	$—	$190,415
Commercial real estate	228,156	1,409	2,979	—	232,544
Construction	25,551	—	2,900	—	28,451
Home equity lines of credit	17,832	—	—	—	17,832
Commercial business	47,541	—	1,228	—	48,769
Other	4,990	—	—	—	4,990
Total	$514,008	$1,409	$7,584	$—	$523,001

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2020
One-to four-family residential	$209,455	$—	$—	$905	$905	$905	$210,360
Commercial real estate	245,029	—	886	2,219	3,105	2,219	248,134
Construction	23,101	—	—	5,141	5,141	5,141	28,242
Home equity lines of credit	19,373	—	—	—	—	—	19,373
Commercial business	99,397	—	129	1,467	1,596	1,467	100,993
Other	4,157	—	—	—	—	—	4,157
Total	$600,512	$—	$1,015	$9,732	$10,747	$9,732	$611,259

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2019
One-to four-family residential	$190,301	$—	$—	$114	$114	$114	$190,415
Commercial real estate	229,331	503	58	2,652	3,213	2,652	232,544
Construction	25,551	—	—	2,900	2,900	2,900	28,451
Home equity lines of credit	17,832	—	—	—	—	—	17,832
Commercial business	47,541	—	—	1,228	1,228	1,228	48,769
Other	4,990	—	—	—	—	—	4,990
Total	$515,546	$503	$58	$6,894	$7,455	$6,894	$523,001

The amount of interest income not recognized on non-accrual loans was approximately $508,000 and $530,000 for the years ended September 30, 2020 and 2019, respectively. At September 30, 2020 and September 30, 2019, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

Non-impaired credits are segregated for the application of qualitative factors. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint. Management increased several of these factors during the year ended September 30, 2020 due to the higher risk of credit loss resulting from the COVID-19 pandemic and its ongoing impact on borrowers and economic conditions.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2020 and 2019:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Charge-offs	—	—	(65)	—	(204)	—	—	(269)
Recoveries	11	5	—	—	99	—	—	115
Provision (credit)	293	1,161	226	41	(45)	(7)	(3)	1,666
Balance-September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2018	$687	$1,540	$493	$109	$1,151	$25	$195	$4,200
Charge-offs	—	(1)	—	—	(100)	—	—	(101)
Recoveries	120	—	—	1	—	—	—	121
Provision (credit)	(76)	527	18	28	133	(17)	55	668
Balance-September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2020 and September 30, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Individually evaluated
for impairment	—	46	175	—	—	—	—	221
Collectively evaluated
for impairment	1,035	3,186	497	179	1,034	1	247	6,179

Loans receivable:
Balance - September 30, 2020	$210,360	$248,134	$28,242	$19,373	$100,993	$4,157	$—	$611,259
Individually evaluated
for impairment	2,601	4,405	5,141	—	2,014	—	—	14,161
Collectively evaluated
for impairment	207,759	243,729	23,101	19,373	98,979	4,157	—	597,098

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance - September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	731	2,066	511	138	1,184	8	250	4,888

Loans receivable:
Balance - September 30, 2019	$190,415	$232,544	$28,451	$17,832	$48,769	$4,990	$—	$523,001
Individually evaluated
for impairment	1,405	4,593	2,900	—	1,456	—	—	10,354
Collectively evaluated
for impairment	189,010	227,951	25,551	17,832	47,313	4,990	—	512,647

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no defaults of TDRs during the year ended September 30, 2020.

There was one new TDR loan during both the years ended September 30, 2020 and September 30, 2019. Both TDRs were performing in accordance with their restructured terms as September 30, 2020. The following tables summarize the TDRs during the years ended September 30, 2020 and 2019:

	Year Ended September 30, 2020
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
Commercial business	1	$252	$220

Total	1	$252	$220

	Year Ended September 30, 2019
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$260	$363

Total	1	$260	$363

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

Magyar Bank offered loan payment deferrals to borrowers affected by COVID-19. Loan payment deferral requests were considered on a case-by-case basis and were approved for up to a six month period for principal and interest payments or for interest only payments, depending on the borrower’s circumstances. As of September 30, 2020, we had modified 283 loans aggregating $150.7 million. Details with respect to actual loan modifications are as follows:

Type of Loan September 30, 2020	Number of Loans	Balance
		(In thousands)
One- to four-family residential real estate (1)	94	$24,573
Commercial real estate	145	115,358
Construction	4	2,630
Home equity lines of credit	8	1,238
Commercial business	32	6,892
Total	283	$150,691

(1) Includes home equity loans.

Through November 30, 2020, 270 loans totaling $141.4 million had resumed making their contractually scheduled payments, 11 loans totaling $7.8 million remained in deferral status, and 2 loans totaling $1.5 million were delinquent. Of the two delinquent loans, one loan totaling $1.4 million was delinquent 90 days at September 30, 2020 and one loan totaling $113,000 was delinquent 30 days at September 30, 2020.

Total loans pledged as collateral against Federal Home Loan Bank of New York borrowings were $184.1 million and $176.9 million as of September 30, 2020 and 2019, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2020	2019
	(In thousands)

Loans	$3,943	$2,005
Investment securities	22	47
Mortgage-backed securities	65	81

Total accrued interest receivable	$4,030	$2,133

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

	Estimated	September 30,
	Useful Lives	2020	2019
		(In thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	21,622	22,524
Furniture, fixtures and equipment	5-10 years	3,407	3,300
		28,840	29,635
Less accumulated depreciation		(14,094)	(13,463)
Premises and equipment, net		$14,746	$16,172

For the years ended September 30, 2020 and 2019, depreciation expense included in occupancy expense amounted to approximately $854,000 and $871,000, respectively.

Hungaria Urban Renewal, LLC was formed in 2002 and its sole purpose was to purchase the land and construct the office building for which the Company is the primary tenant. The Bank owns a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning the Bank’s main office site. At September 30, 2020, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million and $8.6 million of land and buildings, net of depreciation, respectively. At September 30, 2019, Hungaria Urban Renewal, LLC accounted for approximately $3.1 million and $9.0 million of land and buildings, net of depreciation, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $2.6 million of real estate owned properties at September 30, 2020 and $7.5 million at September 30, 2019. The Company incurred write-downs totaling $371,000 and $212,000 on these properties for the years ended September 30, 2020 and 2019; these amounts were carried as valuation allowances, unless the properties were sold, at September 30, 2020 and 2019, respectively. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2020	2019
	(In thousands)

Demand accounts	$163,562	$106,422
Savings accounts	74,923	70,598
NOW accounts	65,447	48,164
Money market accounts	188,023	188,115
Certificate of deposit	110,650	100,016
Retirement accounts	15,725	16,760
Total deposits	$618,330	$530,075

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a minimum denomination of $250,000 was approximately $365.6 million at September 30, 2020 compared with $298.8 million at September 30, 2019. The aggregate amount of certificate deposits, including individual retirement accounts with balance of $250,000 or more was $45.6 million at September 30, 2020 compared with $35.0 million at September 30, 2019.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

At September 30, 2020, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2021	$79,120
2022	26,209
2023	8,738
2024	6,377
2025 and after	5,931
Total	$126,375

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (“FHLBNY”) advances at September 30, 2020 and September 30, 2019 totaled approximately $30.5 million and $36.2 million, respectively. The weighted average interest rate on advances outstanding at September 30, 2020 and 2019 were 2.09% and 2.26%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential and commercial real estate mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2020 mature as follows (in thousands):

Year Ending September 30,
2021	$7,130
2022	10,731
2023	4,741
2024	4,384
2025	3,500
Thereafter	—
Total	$30,486

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2020 and 2019, the Company had available credit from the FHLBNY totaling $61.3 million and $76.7 million, respectively. Information concerning short-term borrowings with the FHLBNY is summarized as follows:

	September 30,
	2020	2019
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$—	$743
Maximum month-end balance during the year	$—	$16,800
Average interest rate during the year	—	2.45%

2. Federal Reserve Bank of New York Advances

The company borrowed $36.9 million in Paycheck Protection Program Liquidity Facility advances from the Federal Reserve Bank of New York (“FRBNY”) during the year ended September 30, 2020. The weighted average interest rate on

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

advances outstanding at September 30, 2020 was 0.35%. The advances were collateralized by Paycheck Protection Program loans. The advances are required to be repaid as PPP loans pledged as collateral are repaid or forgiven by the SBA.

PPPLF advances from the FRBNY as of September 30, 2020 mature as follows (in thousands):

Year Ending September 30,
2021	$—
2022	36,924
2023	—
2024	—
2025	—
Thereafter	—
Total	$36,924

3. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company did not have repurchase agreements outstanding at September 30, 2020 and September 30, 2019.

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2020 were $3.9 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2019 were $2.9 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2020 and 2019, the Company was servicing such sold loans in the amount of $5.2 million and $7.2 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in mortgage servicing rights during the years ended September 30, 2020 and 2019 are summarized as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

	September 30,
	2020	2019
	(In thousands)
Beginning balance	$26	$45
Origination of mortgage servicing rights	—	—
Amortization	(14)	(19)
Ending balance	$12	$26

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the Consolidated Balance Sheets.  The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2020 and 2019, the Company was servicing SBA loans sold in the amount of $22.2 million and $24.6 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The Company’s income tax expense is comprised of the following components for the years ended September 30, 2020 and 2019:

	September 30,
	2020	2019
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%
for the year ended September 30, 2020 and 2019, respectively	$653	$895
State tax expense	323	397
Other	(55)	(27)
Income tax expense	$921	$1,265

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2020 and 2019 is as follows:

	September 30,
	2020	2019
	(In thousands)

Income tax expense at statutory rate	$653	$895
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	323	397
Tax-exempt income, net	(68)	(64)
Nondeductible expenses	18	26
Employee stock ownership plan	(5)	2
Other, net	—	9
Total income tax expense	$921	$1,265

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

The major sources of temporary differences and their deferred tax effect at September 30, 2020 and 2019 are as follows:

	September 30,
	2020	2019
	(In thousands)

Allowance for loan losses	$1,799	$1,374
Deferred loan fees	731	76
Unrealized loss, minimum pension liability	620	537
OREO	73	424
Straight line rent	110	118
Gross deferred tax asset	3,333	2,529

Depreciation	(872)	(931)
Discount accretion on investments	(61)	(89)
Employee benefits	(37)	(107)
Net unrealized gain, investment securities available-for-sale	—	(17)
Mortgage servicing rights	(3)	(7)
Gross deferred tax liability	(973)	(1,151)
Net deferred tax asset	2,360	1,378

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

There were no valuation allowances for the year ended September 30, 2020 and 2019. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.

On July 1, 2018, the State of New Jersey's Assembly signed into law a new bill, effective January 1, 2018, that imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax was set at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. On September 29, 2020, the State of New Jersey's Assembly repealed the scheduled reduction in surtax and extended the temporary 2.5% surtax rate through December 31, 2023. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense the year ended September 30, 2020.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2020 and September 30, 2019.

	September 30,
	2020	2019
	(In thousands)

Actuarial present value of benefit obligations	$5,227	$4,990

Change in benefit obligations
Projected benefit obligation, beginning	$4,990	$4,390
Interest cost	158	182
Actuarial (gain) loss	278	614
Annuity payments and lump sum distributions	(199)	(196)

Projected benefit obligation, end	$5,227	$4,990

Change in plan assets
Fair value of assets, beginning	$3,581	$3,403
Actual return on plan assets	172	124
Employer contributions	25	250
Annuity payments and lump sum distributions	(199)	(196)

Fair value of assets, end	$3,579	$3,581

Funded status included with other liabilities	$(1,648)	$(1,409)

Net pension cost for the years ended September 30, 2020 and 2019 included the following components:

	September 30,
	2020	2019
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	158	182
Expected return on plan assets	(225)	(233)
Amortization of unrecognized net loss	181	105
Net pension cost	$114	$54

For the year ended September 30, 2020 and 2019, the weighted average discount rate used in determining the actuarial net periodic pension cost was 3.25% and 4.25%, respectively. For the year ended September 30, 2020 and 2019, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 2.75% and 3.25%, respectively.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges for the year ended September 30, 2020. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rate of return on assets were 6.25% for 2021 and 6.50% for 2020.

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2020 and 2019, by asset category are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

	September 30,
	2020	2019

Equity securities	64%	61%
Debt securities (bond mutual funds)	35%	36%
Other (money market fund)	1%	3%
Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2021, the Company expects to contribute $0 to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2020 through September 30, 2021	$225
October 1, 2021 through September 30, 2022	226
October 1, 2022 through September 30, 2023	230
October 1, 2023 through September 30, 2024	246
October 1, 2024 through September 30, 2025	245
October 1, 2025 through September 30, 2030	1,286
Total	$2,458

Included in the funded status of the Plan at September 30, 2020 and 2019, are actuarial losses of $2,060,000 and $1,910,000, respectively. These amounts are included, net of related income tax effects of $620,000 and $537,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2021, approximately $205,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

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

September 30, 2020 and 2019

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
At September 30, 2020
Investment Type
Mutual Funds- Equity
Large-Cap Value	$468	$468	$—	$—
Large-Cap Core	576	576	—	—
Mid-Cap Core	220	220	—	—
Small-Cap Core	196	196	—	—
Non-U.S. Core	833	833	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,241	1,241	—	—
Cash Equivalents
Money Market	45	45	—	—
Total Investment	$3,579	$3,579	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

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

The Company funds the plans through a modified endowment contract. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2020 and 2019, the Life Insurance Contracts had cash surrender values of approximately $13,971,000 and $13,647,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $175,000 to the plan for the years ended September 30, 2020 and 2019, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Operations.

NOTE P - COMMITMENTS

1.       Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years indicated (in thousands):

September 30, 2021	$705
September 30, 2022	592
September 30, 2023	599
September 30, 2024	602
September 30, 2025	378
Thereafter	1,208
Total	$4,084

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

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

At September 30, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities totaled $3.2 million and $3.6 million, respectively.

The following table presents the balance sheet information related to our leases:

September 30, 2020
(Dollars in thousands)

Operating lease right-of-use asset	$3,240
Operating lease liabilities	$3,631
Weighted average remaining lease term in years	7.5
Weighted average discount rate	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

September 30, 2020
(In thousands)
For the Year Ending:
2021	$705
2022	595
2023	602
2024	602
2025	378
2026 and thereafter	1,150
Total lease payments	4,032
Less imputed interest	(401)
Present value of lease liabilities	$3,631

Total rental expense, included in occupancy expense, was approximately $802,000 and $791,000 for the years ended September 30, 2020 and 2019, respectively.

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

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2020 and 2019, the Company did not hold any interest rate floors or collars.

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

At September 30, 2020 and 2019, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2020	2019
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,041	$1,315
Unused lines of credit	78,632	56,405
Fixed rate loan commitments	5,240	3,362
Variable rate loan commitments	15,864	12,141
Total	$100,777	$73,223

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2020 and 2019:

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$364	$—	$364	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,194	—	9,194	—
Debt securities	5,003	—	5,003	—
Total securities available for sale	$14,561	$—	$14,561	$—

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$495	$—	$495	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	$14,708	$—	$14,708	$—
Debt securities	1,500	—	1,500	—
Total securities available for sale	$16,703	$—	$16,703	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2020 and 2019.

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

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $371,000 were made to five properties held as other real estate owned during the year ended September 30, 2020. The properties were written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2020 and 2019:

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$11,874	$—	$—	$11,874
Other real estate owned	2,594	—	—	2,594
Total	$14,468	$—	$—	$14,468

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$6,835	$—	$—	$6,835
Other real estate owned	7,528	—	—	7,528
Total	$14,363	$—	$—	$14,363

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2020	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 11,874	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-11.6%)
Other real estate owned	$ 2,594	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -27.4% (-14.7%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2019	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 6,835	Appraisal of collateral (1)	Appraisal adjustments (2)	-1.9% to -67.2% (-25.0%)
Other real estate owned	$ 7,528	Appraisal of collateral (1)	Liquidation expenses (2)	-9.2% to -48.5% (-19.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2020 and September 30, 2019. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLB stock, bank owned life insurance, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2020
Financial instruments - assets
Investment securities held-to-maturity	$30,443	$30,899	$—	$30,899	$—
Loans	603,110	617,418	—	—	617,418
Financial instruments - liabilities
Certificates of deposit	126,375	128,590	—	128,590	—
Borrowings	67,410	68,386	—	68,386	—

September 30, 2019
Financial instruments - assets
Investment securities held-to-maturity	$29,481	$29,344	$—	$29,344	$—
Loans	518,217	527,088	—	—	527,088
Financial instruments - liabilities
Certificates of deposit	116,776	117,730	—	117,730	—
Borrowings	36,189	36,583	—	36,583	—

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

The amended rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and resulted in the following phased-in minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations established a maximum percentage of eligible retained income that could be utilized for such actions.

As of September 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following tables set forth the Company’s and the Bank’s actual and required capital levels under those measures:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

				To be well-
				capitalized under
			Required for capital	prompt corrective
	At September 30, 2020		adequacy purposes	action provisions
	Company	Bank	September 30, 2020	Bank
Tier 1 leverage ratio	7.84%	8.30%	≥ 4.00%	≥ 5.00%
CET1	11.84%	11.93%	≥ 7.00% (1)	≥ 6.50%
Tier 1 risk-based capital ratio	11.84%	11.93%	≥ 8.50% (1)	≥ 8.00%
Total risk-based capital ratio	13.09%	13.18%	≥ 10.50% (1)	≥ 10.00%

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2020, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*
3.2	Bylaws of Magyar Bancorp, Inc.*
4.1	Form of Common Stock Certificate of Magyar Bancorp, Inc.*
4.2	Description of the Capital Stock of Magyar Bancorp, Inc. *
10.1	Form of Employee Stock Ownership Plan*
10.2	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**
10.7	Form of Change in Control Agreement for Executive Officers*
10.8	Executive Supplemental Retirement Income Agreement for John Fitzgerald**
10.9	Executive Supplemental Retirement Income Agreement for Jon Ansari**
10.10	2006 Equity Incentive Plan***
10.11	Employment Agreement for John Fitzgerald****
10.12	Employment Agreement for Jon Ansari*****
10.13	Supplemental Executive Retirement Plan for John Fitzgerald******
10.14	Supplemental Executive Retirement Plan for Jon Ansari******
21	Subsidiaries of Registrant*
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
_____________________________
*	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***	Incorporated by reference to the Plan filed as an attachment to the Company’s proxy statement dated January 8, 2007, filed with the Securities and Exchange Commission on January 8, 2007.
****	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on October 30, 2007 and as amended by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. originally filed with the Securities and Exchange Commission on August 14, 2012.
*****	Incorporated by reference to the Quarterly Report on Form 10-Q of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on August 14, 2012.
******	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no 000-51726), originally filed with the Securities and Exchange Commission on May 29, 2019.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 18, 2020	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 17, 2020
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 17, 2020
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 17, 2020
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 17, 2020
Andrew Hodulik

/s/ Martin A. Lukacs	Director	December 17, 2020
Martin A. Lukacs, D.M.D.

/s/ Joseph A. Yelencsics	Director	December 17, 2020
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 17, 2020
Edward C. Stokes, III