Form 10-Q
period 2020-12-31
Magyar Bancorp, Inc.
filed 2021-02-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at February 1, 2021 was 5,810,746.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2020	2020
	(Unaudited)
Assets
Cash	$1,645	$1,494
Interest earning deposits with banks	50,425	60,232
Total cash and cash equivalents	52,070	61,726

Investment securities - available for sale, at fair value	14,798	14,561
Investment securities - held to maturity, at amortized cost (fair value of
$32,893 and $30,899 at December 31, 2020 and September 30, 2020, respectively)	32,493	30,443
Federal Home Loan Bank of New York stock, at cost	1,981	1,981
Loans receivable, net of allowance for loan losses of $7,130 and $6,400
at December 31, 2020 and September 30, 2020, respectively	598,530	603,110
Bank owned life insurance	14,049	13,971
Accrued interest receivable	4,096	4,030
Premises and equipment, net	14,607	14,746
Other real estate owned ("OREO")	2,072	2,594
Other assets	7,088	6,835
Total assets	$741,784	$753,997

Liabilities and Stockholders' Equity
Liabilities
Deposits	$612,064	$618,330
Escrowed funds	2,655	2,413
Borrowings	60,260	67,410
Accrued interest payable	152	191
Accounts payable and other liabilities	8,452	8,803
Total liabilities	683,583	697,147

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,810,746 shares outstanding
at December 31, 2020 and September 30, 2020, at cost	59	59
Additional paid-in capital	26,279	26,294
Treasury stock: 112,996 shares
at December 31, 2020 and September 30, 2020 , at cost	(1,242)	(1,242)
Unearned Employee Stock Ownership Plan shares	—	(65)
Retained earnings	34,498	33,161
Accumulated other comprehensive loss	(1,393)	(1,357)
Total stockholders' equity	58,201	56,850
Total liabilities and stockholders' equity	$741,784	$753,997

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months
	Ended December 31,
	2020	2019
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,751	$6,397
Investment securities
Taxable	225	338
Federal Home Loan Bank of New York stock	25	37

Total interest and dividend income	7,001	6,772

Interest expense
Deposits	765	1,446
Borrowings	191	196

Total interest expense	956	1,642

Net interest and dividend income	6,045	5,130

Provision for loan losses	640	210

Net interest and dividend income after
provision for loan losses	5,405	4,920

Other income
Service charges	293	265
Income on bank owned life insurance	78	82
Other operating income	591	31
Gains on sales of loans	263	26

Total other income	1,225	404

Other expenses
Compensation and employee benefits	2,547	2,589
Occupancy expenses	725	744
Professional fees	528	349
Data processing expenses	132	154
OREO expenses	180	103
FDIC deposit insurance premiums	130	108
Loan servicing expenses	84	50
Insurance expense	48	52
Other expenses	350	384
Total other expenses	4,724	4,533

Income before income tax expense	1,906	791
Income tax expense	569	238

Net income	$1,337	$553

Net income per share-basic and diluted	$0.23	$0.10

Weighted average basic and diluted shares outstanding	5,810,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months
	Ended December 31,
	2020	2019
	(Unaudited)
Net income	$1,337	$553
Other comprehensive income
Unrealized loss on securities available for sale	(51)	(14)
Other comprehensive loss, before tax	(51)	(14)
Deferred income tax effect	15	4
Total other comprehensive loss	(36)	(10)
Total comprehensive income	$1,301	$543

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2020 and 2019

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2020	5,810,746	59	$26,294	$(1,242)	$(65)	$33,161	$(1,357)	$56,850
Net income	—	—	—	—	—	1,337	—	1,337
Other comprehensive income	—	—	—	—	—	—	(36)	(36)
ESOP shares allocated	—	—	(15)	—	65	—	—	50
Balance, December 31, 2020	5,810,746	59	$26,279	$(1,242)	$—	$34,498	$(1,393)	$58,201

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2019	5,820,746	59	$26,317	$(1,152)	$(214)	$30,971	$(1,330)	$54,651
Net income	—	—	—	—	—	553	—	553
Other comprehensive income	—	—	—	—	—	—	(10)	(10)
ESOP shares allocated	—	—	2	—	36	—	—	38
Balance, December 31, 2019	5,820,746	59	$26,319	$(1,152)	$(178)	$31,524	$(1,340)	$55,232

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2020	2019
	(Unaudited)
Operating activities
Net income	$1,337	$553
Adjustment to reconcile net income to net cash provided by (used in) operating activities

Depreciation expense	207	217
Premium amortization on investment securities, net	33	28
Provision for loan losses	640	210
Provision for loss on other real estate owned	150	60
Originations of SBA loans held for sale	(2,513)	(262)
Proceeds from the sales of SBA loans	2,776	288
Gains on sale of loans receivable	(263)	(26)
Gains on the sales of other real estate owned	(1)	(11)
ESOP compensation expense	50	38
Deferred income tax benefit	(134)	(135)
(Increase) decrease in accrued interest receivable	(66)	34
Increase in surrender value of bank owned life insurance	(78)	(82)
(Increase) decrease in other assets	(105)	92
Decrease in accrued interest payable	(39)	(31)
Decrease in accounts payable and other liabilities	(351)	(1,730)
Net income to net cash provided by (used in) operating activities	1,643	(757)

Investing activities
Net decrease (increase) in loans receivable	3,940	(7,424)
Purchases of investment securities held to maturity	(4,652)	(3,679)
Purchases of investment securities available for sale	(4,060)	(1,516)
Principal repayments on investment securities held to maturity	2,586	2,230
Principal repayments on investment securities available for sale	3,755	696
Purchases of premises and equipment	(68)	(16)
Investment in other real estate owned	(13)	—
Proceeds from other real estate owned	387	17
Redemption of Federal Home Loan Bank stock	—	257
Net cash provided by (used in) investing activities	1,875	(9,435)

Financing activities
Net (decrease) increase in deposits	(6,266)	13,579
Net increase in escrowed funds	242	74
Repayments of long-term advances	(7,150)	(5,701)
Net cash (used in) provided by financing activities	(13,174)	7,952
Net decrease in cash and cash equivalents	(9,656)	(2,240)
Cash and cash equivalents, beginning of year	61,726	21,469

Cash and cash equivalents, end of year	$52,070	$19,229

Supplemental disclosures of cash flow information
Cash paid for
Interest	$995	$1,674
Initial recognition of lease liability and right-of-use asset	$—	$3,835

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

Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The September 30, 2020 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will be able to defer implementation of the new standard for a period of time. The Company did not early adopt as of December 31, 2020, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended December 31, 2020 and 2019 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	For the Three Months Ended December 31,
	2020			2019
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except per share data)
Basic EPS
Net income available to common shareholders	$1,337	5,811	$0.23	$553	5,821	$0.10

Effect of dilutive securities
Options and grants	—	—	—	—	—	—

Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,337	5,811	$0.23	$553	5,821	$0.10

There were no outstanding stock awards or options to purchase common stock at December 31, 2020 and 2019.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards for the three months ended December 31, 2020 and 2019. There were also no stock option and stock award expenses included with compensation expense for the three months ended December 31, 2020 and 2019.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through December 31, 2020, the Company had repurchased a total of 91,000 shares of its common stock at an average cost of $8.41 per share under this program. No shares were repurchased during the three months ended December 31, 2020 and 2019. Under the stock repurchase program, 38,924 shares of the 129,924 shares authorized remained available for repurchase as of December 31, 2020. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 112,996 total treasury stock shares at December 31, 2020.

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

At December 31, 2020, shares allocated to participants totaled 203,106. Unallocated ESOP shares held in suspense totaled 14,757 and had a fair market value of $142,257. The Company's contribution expense for the ESOP was $50,000 and $38,000 for the three months ended December 31, 2020 and 2019, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended December 31,
	2020			2019
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding losses arising
during period on:
Available-for-sale investments	$(51)	$15	$(36)	$(14)	$4	$(10)
Other comprehensive loss, net	$(51)	$15	$(36)	$(14)	$4	$(10)

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

Derivatives

Magyar Bank executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. The fair values of such derivatives are based on valuation models from a third party using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis.

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$9,797	$—	$9,797	$—
Debt securities	5,001	—	5,001	—
Total securities available for sale	14,798	—	14,798	—
Derivative assets	144	—	144	—
Total Assets	$14,942	$—	$14,942	$—

Liabilities:
Derivative liabilities	$144	$—	$144	$—
Total Liabilities	$144	$—	$144	$—

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$9,558	$—	$9,558	$—
Debt securities	5,003	—	5,003	—
Total securities available for sale	$14,561	$—	$14,561	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $8,000 and $12,000 at December 31, 2020 and September 30, 2020, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2020 and September 30, 2020.

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$13,033	$—	$—	$13,033
Other real estate owned	2,072	—	—	2,072
Total	$15,105	$—	$—	$15,105

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$11,874	$—	$—	$11,874
Other real estate owned	2,594	—	—	2,594
Total	$14,468	$—	$—	$14,468

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
December 31, 2020	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 13,033	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-10.7%)
Other real estate owned	$ 2,072	Appraisal of collateral (1)	Liquidation expenses (2)	-11.8% to -31.2% (-18.2%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2020	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 11,874	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-11.6%)
Other real estate owned	$ 2,594	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -27.4% (-14.7%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2020 and September 30, 2020.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2020
Financial instruments - assets
Investment securities held to maturity	$32,493	$32,893	$—	$32,893	$—
Loans	598,530	611,760	—	—	611,760

Financial instruments - liabilities
Certificates of deposit including retirement certificates	118,783	120,730	—	120,730	—
Borrowings	60,260	61,154	—	61,154	—

September 30, 2020
Financial instruments - assets
Investment securities held-to-maturity	$30,443	$30,899	$—	$30,899	$—
Loans	603,110	617,418	—	—	617,418

Financial instruments - liabilities
Certificates of deposit	126,375	128,590	—	128,590	—
Borrowings	67,410	68,386	—	68,386	—

NOTE H – LEASES

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842). Topic 842 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset, measured at the present value of the future minimum lease payments, at the lease commencement date.

The Company has operating leases for five branch locations. Our leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to 10 additional years. Operating leases are recorded as ROU assets and lease liabilities and are included within Other assets and Accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement base on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate. The incremental borrowing rate used by the Company to value its operating leases is based on the interpolated term advance rate available from the Federal Home Loan Bank of New York, based on the remaining lease term.

At December 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities totaled $3.1 million and $3.5 million, respectively.

The following table presents the balance sheet information related to our leases:

December 31, 2020
(Dollars in thousands)

Operating lease right-of-use asset	$3,091
Operating lease liabilities	$3,475
Weighted average remaining lease term in years	7.3
Weighted average discount rate	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

December 31, 2020
(In thousands)
For the Year Ending:
2021	$530
2022	595
2023	602
2024	602
2025	378
2026 and thereafter	1,150
Total lease payments	3,857
Less imputed interest	(382)
Present value of lease liabilities	$3,475

Total lease expenses recorded on the Consolidated Statements of Income within Occupancy expense were $204,000 and $198,000 for the three months ended December 31, 2020 and 2019, respectively.

NOTE I - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at December 31, 2020 and September 30, 2020:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$275	$14	$—	$289
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,455	80	(27)	9,508
Debt securities	5,000	1	—	5,001
Total securities available for sale	$14,730	$95	$(27)	$14,798

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$350	$14	$—	$364
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,092	108	(6)	9,194
Debt securities	5,000	3	—	5,003
Total securities available for sale	$14,442	$125	$(6)	$14,561

The maturities of the debt securities and certain information regarding the mortgage-backed securities available for sale at December 31, 2020 are summarized in the following table:

	December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	5,000	5,001
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	5,000	5,001

Mortgage-backed securities:
Residential	9,730	9,797
Commercial	—	—
Total	$14,730	$14,798

The following tables summarize the amortized cost and fair values of securities held to maturity at December 31, 2020 and September 30, 2020:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,172	$10	$(30)	$1,152
Mortgage-backed securities - commercial	757	—	—	757
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	20,809	621	(3)	21,427
Debt securities	6,500	1	(1)	6,500
Private label mortgage-backed securities - residential	255	—	(2)	253
Corporate securities	3,000	—	(196)	2,804
Total securities held to maturity	$32,493	$632	$(232)	$32,893

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,453	$11	$(33)	$1,431
Mortgage-backed securities - commercial	775	—	—	775
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	20,456	697	(3)	21,150
Debt securities	4,500	1	(16)	4,485
Private label mortgage-backed securities - residential	259	—	(5)	254
Corporate securities	3,000	—	(196)	2,804
Total securities held to maturity	$30,443	$709	$(253)	$30,899

The maturities of the debt securities and certain information regarding the mortgage backed securities held to maturity at December 31, 2020 are summarized in the following table:

	December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	6,500	6,500
Due after 5 but within 10 years	3,000	2,804
Due after 10 years	—	—
Total debt securities	9,500	9,304

Mortgage-backed securities:
Residential	22,236	22,832
Commercial	757	757
Total	$32,493	$32,893

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2020 and September 30, 2020 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		December 31, 2020
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$271	$(30)	$271	$(30)
Mortgage-backed securities - commercial	1	—	—	757	—	757	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	5	5,352	(21)	457	(9)	5,809	(30)
Debt securities	1	1,499	(1)	—	—	1,499	(1)
Private label mortgage-backed securities residential	1	—	—	253	(2)	253	(2)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	11	$6,851	$(22)	$4,542	$(237)	$11,393	$(259)

		September 30, 2020
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$284	$(33)	$284	$(33)
Mortgage-backed securities - commercial	1	—	—	775	—	775	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	2,854	(3)	533	(6)	3,387	(9)
Debt securities	2	2,484	(16)	—	—	2,484	(16)
Private label mortgage-backed securities residential	1	254	(5)	—	—	254	(5)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	9	$5,592	$(24)	$4,396	$(235)	$9,988	$(259)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2020 and September 30, 2020, there were 11 and nine, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2020 and September 30, 2020.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2020	2020
	(In thousands)

One-to-four family residential	$208,404	$210,360
Commercial real estate	260,296	248,134
Construction	23,441	28,242
Home equity lines of credit	19,837	19,373
Commercial business	91,215	100,993
Other	3,837	4,157
Total loans receivable	607,030	611,259
Net deferred loan costs	(1,370)	(1,749)
Allowance for loan losses	(7,130)	(6,400)

Total loans receivable, net	$598,530	$603,110

The Bank is a participant in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The PPP loans, which are included with the commercial business loans in the table above, bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. The Company originated 350 “First Draw” loans totaling $56.0 million through December 31, 2020 for which it received $2.0 million in origination fees from the SBA. These fees are being amortized over the expected life of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later. Through December 31, 2020, 48 loans totaling $10.0 million had been forgiven by the SBA.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act was signed into law, extending the SBA’s authority to guarantee Second Draw PPP loans, under generally the same terms and conditions available under the First Draw program, through March 31, 2021. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. The Company expects to provide Second Draw PPP loans to its eligible customers. The Economic Aid Act also expanded the eligible expenditures that a business could use PPP proceeds for and provided for a simplified forgiveness application for PPP loans $150,000 or less.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
December 31, 2020	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$2,378	$2,378	$2,378
Commercial real estate	599	10	3,736	4,335	4,335
Construction	1,745	29	2,835	4,580	4,645
Commercial business	—	—	1,903	1,903	1,903
Total impaired loans	$2,344	$39	$10,852	$13,196	$13,261

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2020	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$2,601	$2,601	$2,601
Commercial real estate	599	46	3,806	4,405	4,405
Construction	2,306	175	2,835	5,141	5,206
Commercial business	—	—	2,014	2,014	2,218
Total impaired loans	$2,905	$221	$11,256	$14,161	$14,430

The average recorded investment in impaired loans was $13.7 million and $9.4 million for the three months ended December 31, 2020 and 2019, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There was one TDR totaling $218,000 during the three months ended December 31, 2020 and there were no TDRs during the three months ended December 31, 2019.

The following tables present the average recorded investment in impaired loans for the three months ended December 31, 2020 and 2019. There was no interest income recognized on impaired loans during the periods presented.

Three Months
Ended December 31, 2020
(In thousands)

One-to-four family residential	$2,490
Commercial real estate	4,370
Construction	4,861
Commercial business	1,959
Average investment in impaired loans	$13,680

Three Months
Ended December 31, 2019
(In thousands)

One-to-four family residential	$1,401
Commercial real estate	3,608
Construction	2,900
Commercial business	1,467
Average investment in impaired loans	$9,376

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
December 31, 2020
One-to-four family residential	$206,680	$—	$1,724	$—	$208,404
Commercial real estate	253,958	2,735	3,603	—	260,296
Construction	18,861	—	4,580	—	23,441
Home equity lines of credit	19,837	—	—	—	19,837
Commercial business	89,521	176	1,518	—	91,215
Other	3,837	—	—	—	3,837
Total	$592,694	$2,911	$11,425	$—	$607,030

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2020
One-to-four family residential	$208,658	$—	$1,702	$—	$210,360
Commercial real estate	242,003	2,623	3,508	—	248,134
Construction	23,101	—	5,141	—	28,242
Home equity lines of credit	19,373	—	—	—	19,373
Commercial business	98,967	178	1,848	—	100,993
Other	4,157	—	—	—	4,157
Total	$596,259	$2,801	$12,199	$—	$611,259

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
December 31, 2020
One-to-four family residential	$207,027	$433	$—	$944	$1,377	$944	$208,404
Commercial real estate	255,777	1,000	397	3,122	4,519	3,122	260,296
Construction	18,861	—	—	4,580	4,580	4,580	23,441
Home equity lines of credit	19,837	—	—	—	—	—	19,837
Commercial business	89,697	—	123	1,395	1,518	1,395	91,215
Other	3,837	—	—	—	—	—	3,837
Total	$595,036	$1,433	$520	$10,041	$11,994	$10,041	$607,030

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2020
One-to-four family residential	$209,455	$—	$—	$905	$905	$905	$210,360
Commercial real estate	245,029	—	886	2,219	3,105	2,219	248,134
Construction	23,101	—	—	5,141	5,141	5,141	28,242
Home equity lines of credit	19,373	—	—	—	—	—	19,373
Commercial business	99,397	—	129	1,467	1,596	1,467	100,993
Other	4,157	—	—	—	—	—	4,157
Total	$600,512	$—	$1,015	$9,732	$10,747	$9,732	$611,259

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

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	90	—	—	90
Provision (credit)	120	176	(202)	88	592	1	(135)	640
Balance- December 31, 2020	$1,155	$3,408	$470	$267	$1,716	$2	$112	$7,130

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2019:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	2
Provision (credit)	(26)	(147)	63	2	311	(6)	13	210
Balance- December 31, 2019	$707	$1,919	$574	$140	$1,495	$2	$263	$5,100

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2020 and September 30, 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - December 31, 2020	$1,155	$3,408	$470	$267	$1,716	$2	$112	$7,130
Individually evaluated
for impairment	—	10	29	—	—	—	—	39
Collectively evaluated
for impairment	1,155	3,398	441	267	1,716	2	112	7,091

Loans receivable:
Balance - December 31, 2020	$208,404	$260,296	$23,441	$19,837	$91,215	$3,837	$—	$607,030
Individually evaluated
for impairment	2,378	4,335	4,580	—	1,903	—	—	13,196
Collectively evaluated
for impairment	206,026	255,961	18,861	19,837	89,312	3,837	—	593,834

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Individually evaluated
for impairment	—	46	175	—	—	—	—	221
Collectively evaluated
for impairment	1,035	3,186	497	179	1,034	1	247	6,179

Loans receivable:
Balance - September 30, 2020	$210,250	$248,134	$28,352	$19,373	$100,993	$4,157	$—	$611,259
Individually evaluated
for impairment	2,601	4,405	5,141	—	2,014	—	—	14,161
Collectively evaluated
for impairment	207,649	243,729	23,211	19,373	98,979	4,157	—	597,098

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

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was one TDR for the three months ended December 31, 2020, and there were no TDRs for the three months ended December 31, 2019. The TDR during the three months ended December 31, 2020 was performing in accordance with its restructured terms at December 31, 2020.

	Three Months Ended December 31, 2020
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$218	$249

Total	1	$218	$249

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2020	2020
	(In thousands)

Demand accounts	$160,190	$163,562
Savings accounts	75,923	74,923
NOW accounts	76,986	65,447
Money market accounts	180,182	188,023
Certificates of deposit	103,443	110,650
Retirement certificates	15,340	15,725
Total deposits	$612,064	$618,330

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at December 31, 2020 or September 30, 2020.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2020	2019
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%
for the three months ended December 31, 2020 and 2019	$400	$144
State tax expense	182	106
Other	(13)	(12)
Income tax expense	$569	$238

On July 1, 2018, the State of New Jersey's Assembly signed into law a new bill, effective January 1, 2018, that imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax was set at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. On September 29, 2020, the State of New Jersey's Assembly repealed the scheduled reduction in surtax and extended the temporary 2.5% surtax rate through December 31, 2023. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense for the three months ended December 31, 2020.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank occasionally uses derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Bank considers the credit risk inherent in these contracts to be negligible.

The Bank is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Bank executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Bank executes with a third-party financial institution, such that the Bank minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Bank had $200,000 and $0, respectively, in cash pledged for collateral on its interest rate swaps with financial institutions at December 31, 2020 and September 30, 2020.

As of December 31, 2020 and September 30, 2020, the Company did not hold any interest rate floors or collars.

The following table presents summary information regarding these derivatives for December 31, 2020. There were no derivatives as of September 30, 2020.

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
December 31, 2020
Classified in Other Assets:
Customer interest rate swaps	$6,139	6.9	3.39%	1 Mo. LIBOR + 2.50	$144
Classified in Other Liabilities:
3rd Party interest rate swaps	$6,139	6.9	3.39%	1 Mo. LIBOR + 2.50	$144

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

	December 31,	September 30,
	2020	2020
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,041	$1,041
Unused lines of credit	80,529	78,632
Fixed rate loan commitments	7,509	5,240
Variable rate loan commitments	7,628	15,864
	—
Total	$96,707	$100,777

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

Coronavirus/COVID-19

The extraordinary impact of the Coronavirus/COVID-19 (“COVID-19”) pandemic has created an unprecedented environment for consumers and businesses alike. To protect its employees and customers from potential exposure to the virus, all Magyar Bank lobbies continue to observe best practice protocols to limit exposure and/or spread of the virus.

To assist its loan customers, the Bank has offered loan payment deferrals to borrowers unable to make their contractual payments due to COVID-19. Deferral requests are considered on a case-by-case basis and are initially approved for a three month period for principal and interest payments or for interest only payments depending on the borrower’s circumstances. An additional three month period is available for businesses that remain unable to operate and for consumers unable to make their mortgage or home equity payments due to COVID-19. Additional deferrals will be considered for businesses experiencing a prolonged impact from the COVID-19 pandemic, such as the accommodation and food service industries. At December 31, 2020, the Bank had 33 loans totaling $23.2 million to businesses in these industries. The Bank’s loan portfolio does not have a significant exposure to the travel or entertainment industry.

Through December 31, 2020, we had modified 284 loans aggregating $150.9 million, for the deferral of principal and/or interest payments. Details with respect to loan modifications as of December 31, 2020 are as follows:

Loan Type	Number of Loans	Balance	Weighted Average Interest Rate
		(In thousands)
One- to four-family residential real estate (1)	89	$23,184	4.06%
Commercial real estate	139	109,953	4.72%
Construction	4	2,630	3.77%
Home equity lines of credit	8	1,238	4.24%
Commercial business	29	6,738	4.06%
Total	269	$143,743	4.56%

(1) Includes home equity loans.

As of December 31, 2020, 258 loans aggregating $134.9 million had resumed making their contractual loan payments, 15 loans totaling $7.2 million had paid off (including their deferred payments), nine loans totaling $7.3 million were currently deferred, and two loans totaling $1.5 million were past their deferral period and delinquent. Of the two delinquent loans, one commercial business loan totaling $1.4 million was delinquent more than 90 days at December 31, 2020 and one residential loan totaling $113,000 was delinquent 30 days at December 31, 2020.

The Bank participated in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury under the Coronavirus, Aid, Relief, and Economic Security (“CARES”) Act to provide liquidity using the U.S. Small Business Administration’s (“SBA”) platform to small businesses and self-employed individuals to maintain their staff and operations through the pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. The Company originated 350 “First Draw” loans totaling $56.0 million through December 31, 2020 for which it received $2.0 million in origination fees from the SBA. These fees are being amortized over the expected life of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later. Through December 31, 2020, 48 loans totaling $10.0 million had been forgiven by the SBA.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act was signed into law, extending the SBA’s authority to guarantee Second Draw PPP loans, under generally the same terms and conditions available under the First Draw program, through March 31, 2021. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. The Company expects to provide Second Draw PPP loans to its eligible customers. The Economic Aid Act also expanded the eligible expenditures that a business could use PPP proceeds for and provided for a simplified forgiveness application for PPP loans $150,000 or less.

The Board of Governors of the Federal Reserve created the Paycheck Protection Program Lending Facility (“PPPLF”), to facilitate lending by eligible financial institutions to small businesses under the PPP. Under the PPPLF, the Federal Reserve Bank of New York provided advances with a fixed interest rate of 0.35% to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. In addition, the Federal Deposit Insurance Corporation allows Magyar Bank to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. The Bank funded its PPP loans with $36.9 million in PPPLF, $29.8 million of which was outstanding at December 31, 2020.

The health of the banking industry is highly correlated with that of the economy. The temporary and/or partial closures of non-essential businesses in our local and national economies increases the likelihood of recession, which typically results in an increased level of credit losses. Accordingly, our provisions for loan loss have increased and will be closely monitored throughout the pandemic. In addition to utilizing quantitative loss factors, the Company considers qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral, and the financial strength of the borrower. The impact of the COVID-19 pandemic on the performance of the Company’s loan portfolio in future quarters is unknown, however all of these factors are likely to be affected by the COVID-19 pandemic.

Comparison of Financial Condition at December 31, 2020 and September 30, 2020

Total assets decreased $12.2 million, or 1.6%, to $741.8 million during the three months ended December 31, 2020 from $754.0 million at September 30, 2020. The decrease was primarily attributable to lower cash and interest-earning deposits and loans receivable, net of allowance for loan loss, partially offset by higher balances of investment securities.

Cash and interest-earning deposits with banks decreased $9.7 million, or 15.6%, to $52.1 million at December 31, 2020 from $61.7 million at September 30, 2020 to repay maturing borrowed funds and brokered deposits during the three months ended December 31, 2020.

At December 31, 2020, investment securities totaled $47.3 million, reflecting an increase of $2.3 million, or 5.1%, from $45.0 million at September 30, 2020. The Company purchased three mortgage-backed securities totaling $6.7 million and one callable U.S. government-sponsored enterprise bond totaling $2.0 million during the three months ended December 31, 2020. The Company received payments from mortgage-backed securities and bond calls totaling $6.3 million. There were no sales of investment securities during the quarter.

Investment securities at December 31, 2020 consisted of $32.5 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $11.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $255,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2020.

Total loans receivable decreased $4.2 million, or 0.7%, during the three months ended December 31, 2020 to $607.0 million and were comprised of $260.3 million (42.9%) in commercial real estate loans, $208.4 million (34.3%) in one- to four-family residential mortgage loans, $91.2 million (15.0%) in commercial business loans, $23.4 million (3.9%) in construction loans, $19.8 million (3.3%) in home equity lines of credit, and $3.9 million (0.6%) in other loans. Included with the commercial business loans were $46.0 million in PPP loans. The decrease in total loans receivable at December 31, 2020 occurred in commercial business loans, which decreased $9.8 million (PPP loans declined $10.0 million), construction loans, which decreased $4.8 million, one- to four-family residential real estate loans (including home equity lines of credit), which decreased $1.5 million, and other loans, which decreased $320,000. Partially offsetting these decreases were commercial real estate loans, which increased $12.2 million during the quarter.

Total non-performing loans increased $309,000, or 3.2% to $10.0 million at December 31, 2020 from $9.7 million at September 30, 2020. The increase was attributable to the addition of four loans totaling $1.4 million, partially offset by three payoffs totaling $830,000 and the restructure of one loan totaling $218,000. Due to the COVID-19 pandemic, foreclosures of collateral securing residential real estate loans have been temporarily suspended while the foreclosure proceedings of commercial real estate is expected to slow significantly as court hearings have been postponed until further notice.

The ratio of non-performing loans to total loans increased to 1.65% at December 31, 2020 from 1.59% at September 30, 2020. Included in the non-performing loan totals were nine commercial loans totaling $3.1 million, two construction loan totaling $4.6 million, two commercial business loans totaling $1.4 million and three residential mortgage loans totaling $944,000. During the quarter ended December 31, 2020, there were no charge offs and there were $90,000 in recoveries of previously charged-off non-performing loans.

During the three months ended December 31, 2020, the allowance for loan losses increased $730,000 to $7.1 million. The increase was attributable to $640,000 in provisions for loan loss and $90,000 in recoveries from loans previously charged off. The increased provisions for loss resulted from higher adjustments to the Company’s historical loan losses due to the prolonged economic impact of the COVID-19 pandemic on the consumer and business loan portfolios. The allowance for loan losses as a percentage of non-performing loans increased to 70.0% at December 31, 2020 compared with 65.8% at September 30, 2020. At December 31, 2020, the Company’s allowance for loan losses as a percentage of total loans was 1.17% compared with 1.05% at September 30, 2020.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment due to the COVID-19 pandemic.

Other real estate owned decreased $522,000, or 20.1%, to $2.1 million at December 31, 2020. During the quarter ended December 31, 2020, the Company sold one property totaling $296,000 for a $1,000 gain, established a $150,000 valuation allowance against one property, and received non-refundable deposits totaling $75,000 during the quarter with respect to a property. The Company is determining the proper course of action for its remaining other real estate owned, which may include holding the properties until the real estate market further improves, leasing properties to offset carrying costs and selling the properties.

Total deposits decreased $6.3 million, or 1.0%, to $612.1 million during the three months ended December 31, 2020. The outflow in deposits occurred in money market accounts, which decreased $7.8 million, or 4.2%, to $180.2 million, in certificates of deposit (including individual retirement accounts), which decreased $7.6 million, or 6.0%, to $118.8 million and in non-interest-bearing checking accounts, which decreased $3.4 million, or 2.1%, to $160.2 million. Partially offsetting these decreases were interest-bearing checking accounts (NOW), which increased $11.5 million, or 17.6%, to $77.0 million and savings accounts, which increased $1.0 million, or 1.3%, to $75.9 million.

The Company held $4.4 million and $9.4 million in brokered certificates of deposit at December 31, 2020 and September 30, 2020, respectively. A $5.0 million brokered certificate of deposit matured and was not replaced during the three months ended December 31, 2020.

Borrowings decreased $7.1 million, or 10.6%, to $60.3 million at December 31, 2020 from $67.4 million at September 30, 2020. The Company repaid $7.1 million in Paycheck Protection Program Liquidity Facility advances from the Federal Reserve Bank during the quarter as the PPP loans securing the advances were forgiven. Borrowings from the Federal Home Loan Bank of New York advances were unchanged at $30.5 million during the quarter.

Stockholders’ equity increased $1.4 million, or 2.4%, to $58.2 million at December 31, 2020 from $56.9 million at September 30, 2020. The Company’s book value per share increased to $10.02 at December 31, 2020 from $9.78 at September 30, 2020. The increase in stockholders’ equity was attributable to the Company’s results from operations.

The Company did not repurchase shares of its common stock during the three months ended December 31, 2020. Through December 31, 2020, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,810,746.

Average Balance Sheet for the Three Months Ended December 31, 2020 and 2019

The following table presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2020 and 2019. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Comparative Average Balance Sheets

 (Dollars In Thousands)

	For the Three Months Ended December 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)

Interest-earning assets:
Interest-earning deposits	$54,463	$20	0.14%	$18,882	$71	1.50%
Loans receivable, net	606,109	6,751	4.42%	522,545	6,398	4.86%
Securities
Taxable	47,624	205	1.71%	47,361	266	2.23%
FHLB of NY stock	1,981	25	5.05%	2,143	37	6.86%
Total interest-earning assets	710,177	7,001	3.91%	590,931	6,772	4.55%
Noninterest-earning assets	43,502			47,096
Total assets	$753,679			$638,027

Interest-bearing liabilities:
Savings accounts (1)	$75,464	47	0.24%	$70,193	114	0.64%
NOW accounts (2)	256,876	262	0.40%	234,722	734	1.24%
Time deposits (3)	120,898	456	1.50%	122,560	598	1.93%
Total interest-bearing deposits	453,238	765	0.67%	427,475	1,446	1.34%
Borrowings	65,387	191	1.16%	34,447	196	2.26%
Total interest-bearing liabilities	518,625	956	0.73%	461,922	1,642	1.41%
Noninterest-bearing liabilities	176,867			120,885
Total liabilities	695,492			582,807
Retained earnings	58,187			55,220
Total liabilities and retained earnings	$753,679			$638,027

Net interest and dividend income		$6,045			$5,130
Interest rate spread			3.18%			3.14%
Net interest-earning assets	$191,552			$129,009
Net interest margin (4)			3.38%			3.44%
Average interest-earning assets to
average interest-bearing liabilities	136.93%			127.93%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019

Net Income. Net income increased $784,000, or 141.8% to $1.3 million for the three-month period ended December 31, 2020 compared with the net income of $553,000 for the three-month period ended December 31, 2019, due to higher net interest and dividend income and non-interest income, partially offset by higher provisions for loan loss and other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $915,000, or 17.8%, to $6.0 million for the three months ended December 31, 2020 from $5.1 million for the three months ended December 31, 2019.

A $119.2 million increase in the average net interest-earning assets as well as a $56.0 million increase in average non-interest-bearing liabilities more than offset a 6 basis point decline in the Company’s net interest margin to 3.38% for the three months ended December 31, 2020 compared to 3.44% for the three months ended December 31, 2019. The lower net interest margin reflected the lower market interest rate environment and the origination of $56.0 million in PPP loans earning 1.0% between the two comparative periods.

The yield on the Company’s interest-earning assets decreased 64 basis points to 3.91% for the three months ended December 31, 2020 from 4.55% for the three months ended December 31, 2019 due to lower yields on loans receivable, which decreased 44 basis points to 4.42% for the three months ended December 31, 2020 from 4.86% for the three months ended December 31, 2019, offset by higher average balances of loans receivable, net of allowance for loan losses, which increased $83.6 million between periods. The cost of interest-bearing liabilities decreased 68 basis points to 0.73% for the three months ended December 31, 2020 from 1.41% for the three months ended December 31, 2019.

Interest and Dividend Income. Interest and dividend income increased $229,000, or 3.4%, to $7.0 million for the three months ended December 31, 2020 compared to $6.8 million for the three months ended December 31, 2019. The increase was attributable to higher average balances of interest-earning assets, which increased $119.2 million between periods.

The increase in average balances of interest-earning assets occurred in loans receivable, which increased $83.6 million, or 16.0%, and in interest-earning deposits, which increased $35.6 million, or 188.4%. Growth in loans receivable was partially attributable to the origination of $56.0 million in Paycheck Protection Program (“PPP”) loans authorized by the Coronavirus, Aid, Relief, and Economic Security Act (“CARES Act”), of which $46.0 million were outstanding at December 31, 2020. The yield on interest-earning assets decreased 64 basis points to 3.91% for the three months ended December 31, 2020 from 4.55% for the three months ended December 31, 2019. Lower market interest rates and the CARES Act mandated 1.0% interest rate on the PPP loans accounted for the decline in yield on interest-earning assets.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, decreased $113,000, or 33.4%, to $225,000 for the quarter ended December 31, 2020 from $338,000 the prior year quarter. The decrease was due to the decrease in average yield on investment securities and interest-earning deposits, which decreased 115 basis points to 0.87% for the three months ended December 31, 2020 from 2.02% for the three months ended December 31, 2019. The decrease in yield on interest-earning deposits reflected the lower interest rates paid on reserves by the Federal Reserve Bank between the comparable periods.

Interest Expense Interest expense decreased $686,000, or 41.8%, to $956,000 for the three months ended December 31, 2020 compared with $1.6 million for the three months ended December 31, 2019. The average balance of interest-bearing liabilities increased $56.7 million, or 12.3%, to $518.6 million from $461.9 million between the two periods, while the cost of such liabilities decreased 68 basis points to 0.73% for the three months ended December 31, 2020 compared with 1.41% for the prior year period.

The average balance of interest-bearing deposits increased $25.8 million to $453.2 million for the quarter ended December 31, 2020 from $427.5 million for the quarter ended December 31, 2019, while the average cost of such deposits decreased 67 basis points to 0.67% from 1.34% between the two periods. As a result, interest paid on interest-bearing deposits decreased $681,000 to $765,000 for the three months ended December 31, 2020 compared with $1.4 million for the three months ended December 31, 2019.

Interest paid on advances decreased $5,000, or 2.6%, to $191,000 for the three months ended December 31, 2020 from $196,000 for the prior year period, while the average balance of such borrowings increased $30.9 million to $65.4 million for the quarter ended December 31, 2020 from $34.4 million for the quarter ended December 31, 2019. The average cost of advances decreased 110 basis points to 1.16% for the three months ended December 31, 2020 from 2.26% for the three months ended December 31, 2019.

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

After an evaluation of these factors, management recorded a provision of $640,000 for the three months ended December 31, 2020 compared to $210,000 for the three months ended December 31, 2019. The increased provisions for loss resulted from higher adjustments to the Company’s historical loan losses due to the prolonged economic impact of the COVID-19 pandemic on the consumer and business loan portfolios. In addition to the provisions, the Company recorded $90,000 in net recoveries for the three months ended December 31, 2020 compared with $2,000 in net recoveries during the three months ended December 31, 2019.

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

Other Income. Other income increased $821,000, or 203.2%, to $1.2 million during the three months ended December 31, 2020 compared to $404,000 for the three months ended December 31, 2019.

Other operating income increased $560,000 between periods primarily due to $464,000 in fees earned from the Middlesex County Small Business Relief Grant. The Company received a fee of three percent of the grants it assisted the County with processing. In addition, the Company received a $101,000 interest rate swap fee during the three months ended December 31, 2020 related to its new back-to-back interest rate swap loan product. The Company also recorded higher gains from the sales of SBA loans, which increased $237,000 to $263,000 for the three months ended December 31, 2020.

Other Expense. Other expense increased $191,000, or 4.2%, to $4.7 million for the three months ended December 31, 2020 compared with $4.5 million for the three months ended December 31, 2019.

The increase in other expense was primarily attributable to professional fees, which increased $179,000 to $528,000, due to higher legal and consulting fees related to the collection and foreclosure of non-performing loans. Other real estate owned expenses increased $77,000 to $180,000 due to higher valuation allowances recorded during the three months ended December 31, 2020 compared with the prior year period.

Income Tax Expense. The Company recorded tax expense of $569,000 on pre-tax income of $1.9 million for the three months ended December 31, 2020, compared to $238,000 on pre-tax income of $791,000 for the three months ended December 31, 2019. The increase was the result of higher income from operations. The effective tax rate for the three months ended December 31, 2020 was 29.9% compared with 30.1% for the three months ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2020 in the ability of the Company and its subsidiaries to fund their operations.

Whether through significant deposit withdrawals, reductions in interest and principal payments on loans, or the tightening of the capital markets, it is possible that the COVID-19 pandemic will have a negative effect on the liquidity and capital resources of the Company. Under the PPPLF, the Federal Reserve Bank of New York provides advances to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. At December 31, 2020, the Bank had borrowed $29.8 million in PPPLF advances from the Federal Reserve, pledging an equal amount of PPP loans as collateral.

At December 31, 2020, the Company had commitments outstanding under letters of credit of $1.0 million, commitments to originate loans of $15.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $80.5 million. There has been no material change during the three months ended December 31, 2020 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2020, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.37%, and total qualifying capital as a percentage of risk-weighted assets was 13.23%.

Under section 1102 of the CARES Act, a PPP loan is assigned a risk weight of zero percent under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. At December 31, 2020, the Company used PPPLF borrowings to neutralize $29.8 million of the balance sheet growth impact on the calculation of the Bank’s Tier 1 leverage capital ratio.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any of its common stock stocks during the three months ended December 31, 2020. Through December 31, 2020, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the Company’s stock repurchase plan, which has reduced outstanding shares to 5,810,746.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2020 and September 30, 2020; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and 2019; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 12, 2021	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 12, 2021	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer