Form 10-Q
period 2021-03-31
Magyar Bancorp, Inc.
filed 2021-05-17
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐       No ☑

The number of shares outstanding of the issuer's common stock at May 1, 2021 was 5,810,746.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data

	March 31,	September 30,
	2021	2020
	(Unaudited)	(Derived from audited financial statements)
Assets
Cash	$2,270	$1,494
Interest earning deposits with banks	40,743	60,232
Total cash and cash equivalents	43,013	61,726

Investment securities - available for sale, at fair value	14,259	14,561
Investment securities - held to maturity, at amortized cost (fair value of
$40,484 and $30,899 at March 31, 2021 and September 30, 2020, respectively)	40,797	30,443
Federal Home Loan Bank of New York stock, at cost	1,935	1,981
Loans receivable, net of allowance for loan losses of $7,554 and $6,400
at March 31, 2021 and September 30, 2020, respectively	616,975	603,110
Bank owned life insurance	14,129	13,971
Accrued interest receivable	3,999	4,030
Premises and equipment, net	14,543	14,746
Other real estate owned ("OREO")	1,280	2,594
Other assets	7,849	6,835
Total assets	$758,779	$753,997

Liabilities and Stockholders' Equity
Liabilities
Deposits	$640,773	$618,330
Escrowed funds	3,338	2,413
Borrowings	45,881	67,410
Accrued interest payable	158	191
Accounts payable and other liabilities	9,144	8,803
Total liabilities	699,294	697,147

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	—	—
Common stock: $.01 Par Value, 8,000,000 shares authorized;
5,923,742 issued; 5,810,746 shares outstanding
at March 31, 2021 and September 30, 2020, at cost	59	59
Additional paid-in capital	26,279	26,294
Treasury stock: 112,996 shares
at March 31, 2021 and September 30, 2020 , at cost	(1,242)	(1,242)
Unearned Employee Stock Ownership Plan shares	—	(65)
Retained earnings	36,004	33,161
Accumulated other comprehensive loss	(1,615)	(1,357)
Total stockholders' equity	59,485	56,850
Total liabilities and stockholders' equity	$758,779	$753,997

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,890	$6,224	$13,641	$12,620
Investment securities
Taxable	207	341	433	679
Federal Home Loan Bank of New York stock	25	34	50	71

Total interest and dividend income	7,122	6,599	14,124	13,370

Interest expense
Deposits	569	1,398	1,334	2,845
Borrowings	175	169	366	365

Total interest expense	744	1,567	1,700	3,210

Net interest and dividend income	6,378	5,032	12,424	10,160

Provision for loan losses	467	420	1,107	631

Net interest and dividend income after
provision for loan losses	5,911	4,612	11,317	9,529

Other income
Service charges	308	196	601	462
Income on bank owned life insurance	79	79	157	161
Fees for other customer services	303	—	768	—
Interest rate swap fees	107	—	208	—
Other operating income	34	31	60	61
Gains on sales of loans	106	—	369	26
Gains on sales of investment securities	—	68	—	68

Total other income	937	374	2,163	778

Other expenses
Compensation and employee benefits	2,623	2,584	5,170	5,172
Occupancy expenses	758	743	1,484	1,486
Professional fees	475	430	1,003	778
Data processing expenses	127	147	260	301
OREO expenses	19	30	199	133
FDIC deposit insurance premiums	127	108	256	216
Loan servicing expenses	114	86	198	136
Insurance expense	40	47	88	99
Other expenses	407	385	758	769
Total other expenses	4,690	4,560	9,416	9,090

Income before income tax expense	2,158	426	4,064	1,217

Income tax expense	652	121	1,221	359

Net income	$1,506	$305	$2,843	$858

Net income per share-basic and diluted	$0.26	$0.05	$0.49	$0.15

Weighted average basic and diluted shares outstanding	5,810,746	5,819,879	5,810,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
	(Unaudited)
Net income	$1,506	$305	$2,843	$858
Other comprehensive income
Unrealized gain (loss) on securities available for sale	(318)	105	(369)	91
Less reclassification adjustments for:
Net gains realized on securities available for sale	—	(68)	—	(68)
Net unrealized gain (loss) on securities available for sale	(318)	37	(369)	23
Other comprehensive income (loss), before tax	(318)	37	(369)	23
Deferred income tax effect	96	(10)	111	(6)
Total other comprehensive income (loss)	(222)	27	(258)	17
Total comprehensive income	$1,284	$332	$2,585	$875

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Six Months Ended March 31, 2021 and 2020

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2020	5,810,746	$59	$26,294	$(1,242)	$(65)	$33,161	$(1,357)	$56,850
Net income	—	—	—	—	—	1,337	—	1,337
Other comprehensive income	—	—	—	—	—	—	(36)	(36)
ESOP shares allocated	—	—	(15)	—	65	—	—	50
Balance, December 31, 2020	5,810,746	$59	$26,279	$(1,242)	$—	$34,498	$(1,393)	$58,201
Net income	—	—	—	—	—	1,506	—	1,506
Other comprehensive income	—	—	—	—	—	—	(222)	(222)
Balance, March 31, 2021	5,810,746	$59	$26,279	$(1,242)	$—	$36,004	$(1,615)	$59,485

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2019	5,820,746	$59	$26,317	$(1,152)	$(214)	$30,971	$(1,330)	$54,651
Net income	—	—	—	—	—	553	—	553
Other comprehensive income	—	—	—	—	—	—	(10)	(10)
ESOP shares allocated	—	—	2	—	36	—	—	38
Balance, December 31, 2019	5,820,746	$59	$26,319	$(1,152)	$(178)	$31,524	$(1,340)	$55,232
Net income	—	—	—	—	—	305	—	305
Other comprehensive income	—	—	—	—	—	—	27	27
Purchase of treasury stock	(10,000)	—	—	(90)	—	—	—	(90)
ESOP shares allocated	—	—	(3)	—	37	—	—	34
Balance, March 31, 2020	5,810,746	$59	$26,316	$(1,242)	$(141)	$31,829	$(1,313)	$55,508

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2021	2020
	(Unaudited)
Operating activities
Net income	$2,843	$858
Adjustment to reconcile net income to net cash provided by (used in) by operating activities

Depreciation expense	412	434
Premium amortization on investment securities, net	72	50
Provision for loan losses	1,107	631
Provision for loss on other real estate owned	215	60
Originations of SBA loans held for sale	(3,319)	(262)
Proceeds from the sales of SBA loans	3,688	288
Gains on sale of loans receivable	(369)	(26)
Gains on sales of investment securities	—	(68)
Gains on the sales of other real estate owned	(79)	(16)
ESOP compensation expense	50	73
Deferred income tax benefit	(445)	(288)
Decrease (increase) in accrued interest receivable	31	(17)
Increase in surrender value of bank owned life insurance	(158)	(161)
Increase in other assets	(458)	(142)
Decrease in accrued interest payable	(33)	(1)
Increase (decrease) in accounts payable and other liabilities	341	(2,778)
Net cash provided by (used in) by operating activities	3,898	(1,365)

Investing activities
Net increase in loans receivable	(15,994)	(14,266)
Purchases of loans receivable	(3,500)	(10,069)
Proceeds from the sale of loans receivable	4,000	—
Purchases of investment securities held to maturity	(19,246)	(3,679)
Purchases of investment securities available for sale	(10,561)	(1,516)
Sales of investment securities available for sale	—	6,073
Proceeds from calls of investment securities held to maturity	2,000	—
Proceeds from calls of investment securities available for sale	5,000	—
Principal repayments on investment securities held to maturity	6,854	3,093
Principal repayments on investment securities available for sale	5,460	2,639
Purchases of premises and equipment	(209)	(54)
Investment in other real estate owned	(25)	—
Proceeds from other real estate owned	1,725	757
Redemption of Federal Home Loan Bank stock	46	230
Net cash used in in investing activities	(24,450)	(16,792)

Financing activities
Net increase in deposits	22,443	30,863
Net increase in escrowed funds	925	166
Proceeds from long-term advances	—	2,591
Repayments of long-term advances	(21,529)	(7,701)
Purchase of treasury stock	—	(90)
Net cash provided by financing activities	1,839	25,829
Net (decrease) increase in cash and cash equivalents	(18,713)	7,672
Cash and cash equivalents, beginning of year	61,726	21,469
Cash and cash equivalents, end of year	$43,013	$29,141

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,733	$3,211
Income taxes	$1,125	$1,095
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$522	$—
Initial recognition of lease liability and right-of-use asset	$—	$3,835

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

Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The September 30, 2020 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On February 25, 2021, Magyar Bancorp, MHC (the “MHC”), the parent mutual holding company of Magyar Bancorp, Inc. (the “Company”), adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC will undertake a “second-step” conversion and Magyar Bank, the Company’s wholly owned subsidiary, will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. Pursuant to the Plan, (i) the shares of the Company’s common stock held by persons other than the MHC (the shares held by the MHC will be canceled) will be converted into new shares of the Company’s common stock based on an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares of Company common stock purchased in the stock offering described below and cash received in lieu of issuance of fractional shares of Company common stock, and as adjusted to reflect certain assets held by the MHC), and (ii) the Company will offer and sell shares of common stock, representing the ownership interest of the MHC in the Company, in a subscription offering and, if necessary, in a community offering and a syndicated community offering. The Plan establishes December 31, 2019 as the eligibility record date for determining the eligible account holders of Magyar Bank entitled to receive first priority non-transferable subscription rights to subscribe for shares of Company common stock in the subscription offering. The number and price of shares of Company common stock to be sold in the offering and the exchange ratio will be based on the Company’s pro forma market value on a fully converted basis, as determined by an independent appraisal.

The Plan is subject to regulatory approval as well as approval by the depositors of the Magyar Bank and by the Company’s stockholders (including approval by the holders of a majority of the outstanding shares of the Company’s common stock held by persons other than the MHC).

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

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will be able to defer implementation of the new standard for a period of time. The Company did not early adopt as of March 31, 2021, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

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

NOTE D - EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended March 31, 2021 and 2020 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
	(In thousands except for per share data)

Income applicable to common shares	$1,506	$305	$2,843	$858
Weighted average number of common shares
outstanding - basic	5,811	5,820	5,811	5,821
Stock options and restricted stock	—	—	—	—
Weighted average number of common shares
and common share equivalents - diluted	5,811	5,820	5,811	5,821

Basic earnings per share	$0.26	$0.05	$0.49	$0.15
Diluted earnings per share	$0.26	$0.05	$0.49	$0.15

There were no outstanding stock awards or options to purchase common stock at March 31, 2021 and 2020.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards for the three and six months ended March 31, 2021 and 2020. There were no stock option and stock award expenses included with compensation expense for the three and six months ended March 31, 2021 and 2020.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through March 31, 2021, the Company had repurchased a total of 91,000 shares of its common stock at an average cost of $8.41 per share under this program. No shares were repurchased during the three and six months ended March 31, 2021 and 2020. Under the stock repurchase program, 38,924 shares of the 129,924 shares authorized remained available for repurchase as of March 31, 2021. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held 112,996 total treasury stock shares at March 31, 2021.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank who meet the eligibility requirements as defined in the plan. In 2006 the ESOP trust purchased 217,863 shares of common stock in the open market using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears a variable interest rate that adjusts annually every January 1st to the then published Prime Rate (3.25% at January 1, 2021) with principal and interest payable annually in equal installments over thirty years. The loan is secured by shares of the Company’s stock.

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

At March 31, 2021, all 217,863 shares in the ESOP were allocated to participants. The Company's contribution expense for the ESOP was $50,000 and $73,000 for the six months ended March 31, 2021 and 2020, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended March 31,
	2021			2020
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain (loss) arising
during period on:
Available-for-sale investments	$(318)	$96	$(222)	$105	$(29)	$76

Less reclassification adjustments for:
Net gains realized on securities
available for sale (a) (b)	—	—	—	(68)	19	(49)
Other comprehensive income (loss), net	$(318)	$96	$(222)	$37	$(10)	$27

	Six Months Ended March 31,
	2021			2020
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain (loss) arising
during period on:
Available-for-sale investments	$(369)	$111	$(258)	$91	$(25)	$66

Less reclassification adjustments for:
Net gains realized on securities
available for sale (a) (b)	—	—	—	(68)	19	(49)
Other comprehensive income (loss), net	$(369)	$111	$(258)	$23	$(6)	$17

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

	Fair Value at March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$14,259	$—	$14,259	$—
Debt securities	—	—	—	—
Total securities available for sale	14,259	—	14,259	—
Derivative assets	186	—	186	—
Total Assets	$14,445	$—	$14,445	$—

Liabilities:
Derivative liabilities	$186	$—	$186	$—
Total Liabilities	$186	$—	$186	$—

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$9,558	$—	$9,558	$—
Debt securities	5,003	—	5,003	—
Total securities available for sale	$14,561	$—	$14,561	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $6,710 and $12,000 at March 31, 2021 and September 30, 2020, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2021 and September 30, 2020.

	Fair Value at March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$12,512	$—	$—	$12,512
Other real estate owned	1,280	—	—	1,280
Total	$13,792	$—	$—	$13,792

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$11,874	$—	$—	$11,874
Other real estate owned	2,594	—	—	2,594
Total	$14,468	$—	$—	$14,468

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
March 31, 2021	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 12,512	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-10.8%)
Other real estate owned	$ 1,280	Appraisal of collateral (1)	Liquidation expenses (2)	-11.7% to -31.2% (-24.6%)

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
September 30, 2020	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$ 11,874	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-11.6%)
Other real estate owned	$ 2,594	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -27.4% (-14.7%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2021 and September 30, 2020.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2021
Financial instruments - assets
Investment securities held to maturity	$40,797	$40,484	$—	$40,484	$—
Loans	616,975	627,951	—	—	627,951

Financial instruments - liabilities
Certificates of deposit including retirement certificates	116,049	117,727	—	117,727	—
Borrowings	45,881	46,550	—	46,550	—

September 30, 2020
Financial instruments - assets
Investment securities held-to-maturity	$30,443	$30,899	$—	$30,899	$—
Loans	603,110	617,418	—	—	617,418

Financial instruments - liabilities
Certificates of deposit	126,375	128,590	—	128,590	—
Borrowings	67,410	68,386	—	68,386	—

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

At March 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities totaled $2.9 million and $3.3 million, respectively.

The following table presents the balance sheet information related to our leases:

March 31, 2021
(Dollars in thousands)

Operating lease right-of-use asset	$2,941
Operating lease liabilities	$3,318
Weighted average remaining lease term in years	7.2
Weighted average discount rate	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

March 31, 2021
(In thousands)
For the Year Ending:
2021	$355
2022	595
2023	602
2024	602
2025	378
2026 and thereafter	1,150
Total lease payments	3,682
Less imputed interest	(364)
Present value of lease liabilities	$3,318

Total lease expenses recorded on the Consolidated Statements of Income within Occupancy expense were $406,000 and $403,000 for the six months ended March 31, 2021 and 2020, respectively.

NOTE I - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at March 31, 2021 and September 30, 2020:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$242	$11	$—	$253
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	14,267	21	(282)	14,006
Total securities available for sale	$14,509	$32	$(282)	$14,259

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$350	$14	$—	$364
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	9,092	108	(6)	9,194
Debt securities	5,000	3	—	5,003
Total securities available for sale	$14,442	$125	$(6)	$14,561

The maturities of the debt securities and certain information regarding the mortgage-backed securities available for sale at March 31, 2021 are summarized in the following table:

March 31, 2021
	Amortized	Fair
	Cost	Value
(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	14,509	14,259
Commercial	—	—
Total	$14,509	$14,259

The following tables summarize the amortized cost and fair values of securities held to maturity at March 31, 2021 and September 30, 2020:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$939	$—	$(33)	$906
Mortgage-backed securities - commercial	738	—	—	738
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	23,371	455	(277)	23,549
Debt securities	12,498	—	(266)	12,232
Private label mortgage-backed securities - residential	251	4	—	255
Corporate securities	3,000	—	(196)	2,804
Total securities held to maturity	$40,797	$459	$(772)	$40,484

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,453	$11	$(33)	$1,431
Mortgage-backed securities - commercial	775	—	—	775
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	20,456	697	(3)	21,150
Debt securities	4,500	1	(16)	4,485
Private label mortgage-backed securities - residential	259	—	(5)	254
Corporate securities	3,000	—	(196)	2,804
Total securities held to maturity	$30,443	$709	$(253)	$30,899

The maturities of the debt securities and certain information regarding the mortgage backed securities held to maturity at March 31, 2021 are summarized in the following table:

	March 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	6,498	6,384
Due after 5 but within 10 years	9,000	8,652
Due after 10 years	—	—
Total debt securities	15,498	15,036

Mortgage-backed securities:
Residential	24,561	24,710
Commercial	738	738
Total	$40,797	$40,484

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2021 and September 30, 2020 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		March 31, 2021
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$651	$(2)	$255	$(31)	$906	$(33)
Mortgage-backed securities - commercial	1	—	—	739	—	739	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	14	21,776	(553)	414	(6)	22,190	(559)
Debt securities	7	12,232	(266)	—	—	12,232	(266)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	26	$34,659	$(821)	$4,212	$(233)	$38,871	$(1,054)

		September 30, 2020
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$284	$(33)	$284	$(33)
Mortgage-backed securities - commercial	1	—	—	775	—	775	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	2,854	(3)	533	(6)	3,387	(9)
Debt securities	2	2,484	(16)	—	—	2,484	(16)
Private label mortgage-backed securities - residential	1	254	(5)	—	—	254	(5)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	9	$5,592	$(24)	$4,396	$(235)	$9,988	$(259)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2021 and September 30, 2020, there were 26 and nine, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2021 and September 30, 2020.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2021	2020
	(In thousands)

One-to-four family residential	$208,656	$210,360
Commercial real estate	275,678	248,134
Construction	22,495	28,242
Home equity lines of credit	17,621	19,373
Commercial business	98,127	100,993
Other	3,746	4,157
Total loans receivable	626,323	611,259
Net deferred loan costs	(1,794)	(1,749)
Allowance for loan losses	(7,554)	(6,400)

Total loans receivable, net	$616,975	$603,110

The Bank is a participant in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The PPP loans, which are included with the commercial business loans in the table above, bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. The Company originated 350 “First Draw” loans totaling $56.0 million through March 31, 2021 for which it received $2.0 million in origination fees from the SBA. These fees are being amortized over the expected life of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later. Through March 31, 2021, 214 loans totaling $30.3 million had been forgiven by the SBA.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act was signed into law, extending the SBA’s authority to guarantee Second Draw PPP loans, under generally the same terms and conditions available under the First Draw program, through March 31, 2021, subsequently extended by the Paycheck Protection Program Extension Act of 2021 to May 31, 2021. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. As of March 31, 2021, the Company originated 185 PPP loans totaling $26.9 million under the Economic Aid Act to its eligible customers, for which it received $1.2 million in origination fees from the SBA. These fees are being amortized over the expected life of the loans, which is five years. The Economic Aid Act also expanded the eligible expenditures that a business could use PPP proceeds for and provided for a simplified forgiveness application for PPP loans $150,000 or less. At March 31, 2021, PPP loans totaled $52.5 million.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
March 31, 2021	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$2,367	$2,367	$2,367
Commercial real estate	599	10	3,077	3,676	3,676
Construction	1,745	29	2,835	4,580	4,645
Commercial business	—	—	1,889	1,889	1,889
Total impaired loans	$2,344	$39	$10,168	$12,512	$12,577

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2020	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$—	$—	$2,601	$2,601	$2,601
Commercial real estate	599	46	3,806	4,405	4,405
Construction	2,306	175	2,835	5,141	5,206
Commercial business	—	—	2,014	2,014	2,218
Total impaired loans	$2,905	$221	$11,256	$14,161	$14,430

The average recorded investment in impaired loans was $13.3 million and $10.3 million for the six months ended March 31, 2021 and 2020, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There was one TDR totaling $218,000 during the six months ended March 31, 2021 and there were no TDRs during the six months ended March 31, 2020.

The following tables present the average recorded investment in impaired loans for the three and six months ended March 31, 2021 and 2020. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Six Months
	Ended March 31, 2021	Ended March 31, 2021
	(In thousands)

One-to-four family residential	$2,373	$2,449
Commercial real estate	4,006	4,139
Construction	4,580	4,767
Commercial business	1,896	1,935
Average investment in impaired loans	$12,855	$13,290

	Three Months	Six Months
	Ended March 31, 2020	Ended March 31, 2020
	(In thousands)

One-to-four family residential	$1,787	$1,659
Commercial real estate	2,995	3,528
Construction	4,053	3,669
Commercial business	1,441	1,446
Average investment in impaired loans	$10,276	$10,302

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2021
One-to-four family residential	$206,936	$—	$1,720	$—	$208,656
Commercial real estate	270,419	2,704	2,555	—	275,678
Construction	17,915	—	4,580	—	22,495
Home equity lines of credit	17,621	—	—	—	17,621
Commercial business	96,603	12	1,512	—	98,127
Other	3,746	—	—	—	3,746
Total	$613,240	$2,716	$10,367	$—	$626,323

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2020
One-to-four family residential	$208,658	$—	$1,702	$—	$210,360
Commercial real estate	242,003	2,623	3,508	—	248,134
Construction	23,101	—	5,141	—	28,242
Home equity lines of credit	19,373	—	—	—	19,373
Commercial business	98,967	178	1,848	—	100,993
Other	4,157	—	—	—	4,157
Total	$596,259	$2,801	$12,199	$—	$611,259

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
March 31, 2021
One-to-four family residential	$207,199	$546	$—	$911	$1,457	$911	$208,656
Commercial real estate	272,591	—	539	2,548	3,087	2,548	275,678
Construction	17,915	—	—	4,580	4,580	4,580	22,495
Home equity lines of credit	17,621	—	—	—	—	—	17,621
Commercial business	96,615	—	—	1,512	1,512	1,512	98,127
Other	3,746	—	—	—	—	—	3,746
Total	$615,687	$546	$539	$9,551	$10,636	$9,551	$626,323

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2020
One-to-four family residential	$209,455	$—	$—	$905	$905	$905	$210,360
Commercial real estate	245,029	—	886	2,219	3,105	2,219	248,134
Construction	23,101	—	—	5,141	5,141	5,141	28,242
Home equity lines of credit	19,373	—	—	—	—	—	19,373
Commercial business	99,397	—	129	1,467	1,596	1,467	100,993
Other	4,157	—	—	—	—	—	4,157
Total	$600,512	$—	$1,015	$9,732	$10,747	$9,732	$611,259

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2021:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	90	—	—	90
Provision (credit)	120	176	(202)	88	592	1	(135)	640
Balance- December 31, 2020	$1,155	$3,408	$470	$267	$1,716	$2	$112	$7,130
Charge-offs	—	(50)	—	—	—	—	—	(50)
Recoveries	1	—	—	—	6	—	—	7
Provision (credit)	(29)	351	(22)	(10)	30	(1)	148	467
Balance- March 31, 2021	$1,127	$3,709	$448	$257	$1,752	$1	$260	$7,554

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	2
Provision (credit)	(26)	(147)	63	2	311	(6)	13	210
Balance- December 31, 2019	$707	$1,919	$574	$140	$1,495	$2	$263	$5,100
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	5	—	—	—	—	—	—	5
Provision (credit)	227	457	70	42	(287)	(2)	(87)	420
Balance- March 31, 2020	$939	$2,376	$644	$182	$1,208	$—	$176	$5,525

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2021 and September 30, 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - March 31, 2021	$1,127	$3,709	$448	$257	$1,752	$1	$260	$7,554
Individually evaluated
for impairment	—	10	29	—	—	—	—	39
Collectively evaluated
for impairment	1,127	3,699	419	257	1,752	1	260	7,515

Loans receivable:
Balance - March 31, 2021	$208,656	$275,678	$22,495	$17,621	$98,127	$3,746	$—	$626,323
Individually evaluated
for impairment	2,367	3,676	4,580	—	1,889	—	—	12,512
Collectively evaluated
for impairment	206,289	272,002	17,915	17,621	96,238	3,746	—	613,811

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Individually evaluated
for impairment	—	46	175	—	—	—	—	221
Collectively evaluated
for impairment	1,035	3,186	497	179	1,034	1	247	6,179

Loans receivable:
Balance - September 30, 2020	$210,250	$248,134	$28,352	$19,373	$100,993	$4,157	$—	$611,259
Individually evaluated
for impairment	2,601	4,405	5,141	—	2,014	—	—	14,161
Collectively evaluated
for impairment	207,649	243,729	23,211	19,373	98,979	4,157	—	597,098

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

A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was one TDR totaling $218,000 for the six months ended March 31, 2021, and there were no TDRs for the six months ended March 31, 2020. The TDR during the six months ended March 31, 2021 was performing in accordance with its restructured terms at March 31, 2021.

	Six Months Ended March 31, 2021
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to-four family residential	1	$218	$249

Total	1	$218	$249

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2021	2020
	(In thousands)

Demand accounts	$180,644	$163,562
Savings accounts	80,199	74,923
NOW accounts	71,354	65,447
Money market accounts	192,527	188,023
Certificates of deposit	100,860	110,650
Retirement certificates	15,189	15,725
Total deposits	$640,773	$618,330

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at March 31, 2021 or September 30, 2020.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%
for the three and six months ended March 31, 2021 and 2020	$453	$77	$853	$221
State tax expense	212	57	394	163
Other	(13)	(13)	(26)	(25)
Income tax expense	$652	$121	$1,221	$359

On July 1, 2018, the State of New Jersey's Assembly signed into law a new bill, effective January 1, 2018, that imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax was set at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. On September 29, 2020, the State of New Jersey's Assembly repealed the scheduled reduction in surtax and extended the temporary 2.5% surtax rate through December 31, 2023. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense for the three and six months ended March 31, 2021.

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

The Bank is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Bank executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Bank executes with a third-party financial institution, such that the Bank minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Bank had $200,000 and $0, respectively, in cash pledged for collateral on its interest rate swaps with financial institutions at March 31, 2021 and September 30, 2020.

As of March 31, 2021 and September 30, 2020, the Company did not hold any interest rate floors or collars.

The following table presents summary information regarding these derivatives for March 31, 2021. There were no derivatives as of September 30, 2020.

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
March 31, 2021
Classified in Other Assets:
Customer interest rate swaps	$ 15,300	5.8	3.50%	1 Mo. LIBOR + 2.50	$ 186
Classified in Other Liabilities:
3rd Party interest rate swaps	$ 15,300	5.8	3.50%	1 Mo. LIBOR + 2.50	$ 186

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

	March 31,	September 30,
	2021	2020
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$1,042	$1,041
Unused lines of credit	76,087	78,632
Fixed rate loan commitments	2,638	5,240
Variable rate loan commitments	9,460	15,864
Total	$89,227	$100,777

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

Coronavirus/COVID-19

The extraordinary impact of the COVID-19 pandemic has created an unprecedented environment for consumers and businesses alike. To protect our employees and customers from potential exposure to the virus, all Magyar Bank lobbies continue to observe best practice protocols to limit exposure and/or spread of the virus.

To assist our loan customers, Magyar Bank has offered loan payment deferrals to borrowers unable to make their contractual payments due to COVID-19. Deferral requests are considered on a case-by-case basis and are initially approved for a three-month period for principal and interest payments or for interest-only payments depending on the borrower’s circumstances. An additional three-month period is available for businesses that remain unable to operate and for consumers unable to make their mortgage or home equity payments due to COVID-19. Additional deferrals will be considered for businesses experiencing a prolonged impact from the COVID-19 pandemic, such as the accommodation and food service industries. At March 31, 2021, Magyar Bank had 31 loans totaling $24.0 million to businesses in the accommodations and food services industries. Magyar Bank’s loan portfolio does not have a significant exposure to the travel or entertainment industry.

Through March 31, 2021, we had modified 284 loans aggregating $150.9 million for the deferral of principal and/or interest payments. Of these loans, at March 31, 2021, 247 loans aggregating $127.6 million had resumed making their contractual loan payments, 31 loans totaling $13.5 million had paid off (including their deferred payments), three loans totaling $7.8 million were currently deferred, and three loans totaling $2.0 million were past their deferral period and delinquent. Of the three delinquent deferred loans, one commercial business loan totaling $1.4 million was delinquent more than 90 days, one commercial real estate loan totaling $539,000 was delinquent 89 days and one residential loan totaling $113,000 was delinquent 58 days at March 31, 2021. Details with respect to loans modifications as of March 31, 2021 are as follows:

March 31, 2021	Number of Loans	Balance	Weighted Average Interest Rate
		(In thousands)
One-to-four family residential real estate (1)	83	$21,725	4.07%
Commercial real estate	136	105,926	4.68%
Construction	4	2,630	3.77%
Home equity lines of credit	6	896	4.33%
Commercial business	24	6,245	6.06%
Total	253	$137,422	4.63%

(1) Includes home equity loans.

The Bank participated in the PPP to provide liquidity using the SBA platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. We originated 350 “First Draw” loans totaling $56.0 million through March 31, 2021 for which we received $2.0 million in origination fees from the SBA. These fees are being amortized over the expected life of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later. Through March 31, 2021, 214 loans totaling $30.3 million had been forgiven by the SBA.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act was signed into law, extending the SBA’s authority to guarantee “Second Draw” PPP loans, under generally the same terms and conditions available under the First Draw program, through March 31, 2021, subsequently extended by the Paycheck Protection Program Extension Act of 2021 to May 31, 2021. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. As of March 31, 2021, the Company originated 185 PPP loans totaling $26.9 million under the Economic Aid Act to its eligible customers, for which it received $1.2 million in origination fees from the SBA. These fees are being amortized over the expected life of the loans, which is five years. The Economic Aid Act also expanded the eligible expenditures for which a business could use PPP proceeds for and provided for a simplified forgiveness application for PPP loans $150,000 or less. At March 31, 2021, our PPP loans totaled $52.5 million.

The Board of Governors of the Federal Reserve System created the Paycheck Protection Program Lending Facility (“PPPLF”) to facilitate lending by eligible financial institutions to small businesses under the PPP. Under the PPPLF, the Federal Reserve Bank of New York provided advances with a fixed interest rate of 0.35% to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. In addition, the Federal Deposit Insurance Corporation allows Magyar Bank to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. The Bank funded its PPP loans with $36.9 million in PPPLF, $17.4 million of which was outstanding at March 31, 2021.

The health of the banking industry is highly correlated with that of the economy. The temporary and/or partial closures of non-essential businesses in our local and national economies increases the likelihood of recession, which typically results in an increased level of credit losses. Accordingly, our provisions for loan losses have increased and will be closely monitored throughout the pandemic. In addition to utilizing quantitative loss factors, we consider qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral, and the financial strength of the borrower. The impact of the COVID-19 pandemic on the performance of our loan portfolio in future quarters is unknown, however all of these factors are likely to be affected by the COVID-19 pandemic.

Comparison of Financial Condition at March 31, 2021 and September 30, 2020

Total Assets. Total assets increased $4.8 million, or 0.6%, to $758.8 million at March 31, 2021 compared to $754.0 million at September 30, 2020. The increase was attributable to higher balances of loans receivable, net of allowance for loan loss, and investment securities, partially offset by lower balances of cash and interest-earning deposits.

Cash and Cash Equivalents. Cash and interest-earning deposits with banks decreased $18.7 million, or 30.3%, to $43.0 million at March 31, 2021 from $61.7 million at September 31, 2020. The decrease resulted primarily from loan originations and investment security purchases during the six months ended March 31, 2021.

Total Loans. Total loans receivable increased $15.1 million, or 2.5%, during the six months ended March 31, 2021 to $626.3 million at March 31, 2021 from $611.3 million at September 30, 2020. At March 31, 2021, our loans were comprised of the following: $275.7 million, or 44.0% of our loan portfolio, in commercial real estate loans, $208.7 million, or 33.3% of our total loan portfolio, in one- to four- family residential mortgage loans, $98.1 million, or 15.7% of our loan portfolio, in commercial business loans, $22.5 million, or 3.6% of our loan portfolio, in construction loans, $17.6 million, or 2.8% of our loan portfolio, in home equity lines of credit, and $3.7 million, or 0.6% of our loan portfolio, in other loans. Included with the commercial business loans were $52.5 million in PPP loans. The increase in total loans receivable at March 31, 2021 occurred in commercial real estate loans, which increased $27.5 million, or 11.1%. Partially offsetting this increase were decreases in construction loans, which decreased $5.7 million, commercial business loans, which decreased $2.9 million (PPP loans decreased $3.4 million), one- to four- family residential real estate loans (including home equity lines of credit), which decreased $3.4 million, and other loans, which decreased $411,000.

Total non-performing loans decreased $181,000, or 1.9%, to $9.5 million at March 31, 2021 from $9.7 million at September 30, 2020. The decrease was attributable to repayments of non-performing loans totaling $909,000, two foreclosed loans totaling $572,000 that were transferred to OREO, and the restructure of one loan totaling $218,000 during the six months ended March 31, 2021. Offsetting these decreases was the addition of four loans totaling $1.5 million. Due to the COVID-19 pandemic, foreclosures of collateral securing one- to four-family residential mortgage loans have been temporarily suspended while the foreclosure proceedings of commercial real estate are expected to slow significantly as court hearings have been postponed until further notice.

The ratio of non-performing loans to total loans decreased to 1.52% at March 31, 2021 from 1.59% at September 30, 2020. At March 31, 2021, included in the non-performing loan totals were seven commercial real estate loans totaling $2.5 million, two construction loans totaling $4.6 million, three commercial business loans totaling $1.5 million and two residential mortgage loans totaling $910,000. During the six months ended March 31, 2021, there was one charge-off totaling $50,000 and there were $97,000 in recoveries of previously charged-off non-performing loans.

The allowance for loan loss increased to $7.6 million at March 31, 2021 from $6.4 million at September 30, 2020, an increase of $1.2 million. The increase was attributable to $1.1 million in provisions for loan loss and $47,000 in net recoveries from loans previously charged off. The increased provision for loan losses, compared to a provision of $631,000 for the six months ended March 31, 2020, resulted from higher adjustments to our historical loan losses due to the prolonged economic impact of the COVID-19 pandemic on our consumer and business loan portfolios. The allowance for loan losses as a percentage of non-performing loans increased to 79.1% at March 31, 2021 compared to 65.8% at September 30, 2020. At March 31, 2021, our allowance for loan losses as a percentage of total loans was 1.21% compared with 1.05% at September 30, 2020.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment due to the COVID-19 pandemic.

Investment Securities. Investment securities increased $10.1 million, or 22.3%, to $55.1 million at March 31, 2021 from $45.0 million at September 30, 2020. The increase resulted primarily from the purchase of nine mortgage-backed securities totaling $19.8 million and five callable U.S. government-sponsored enterprise bonds totaling $10.0 million during the six months ended March 31, 2021, offset, in part, by payments from mortgage-backed securities and bond calls totaling $19.3 million during the six months ended March 31, 2021. There were no sales of investment securities during the six months ended March 31, 2021.

Investment securities at March 31, 2021 consisted of $39.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $12.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, and $251,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for investment securities for the six months ended March 31, 2021.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and officers of Magyar Bank was $14.1 million at March 31, 2021 compared with $14.0 million at September 30, 2020. During the six months ended March 31, 2021, we did not purchase any new bank-owned life insurance policies.

Other Real Estate Owned. Other real estate owned decreased $1.3 million, or 50.7%, to $1.3 million at March 31, 2021 from $2.6 million at September 30, 2020. During the six months ended March 31, 2021, the Company sold two properties totaling $1.7 million for a $79,000 gain, established valuation allowances totaling $215,000, and added two properties totaling $522,000 from the foreclosure of collateral securing non-performing loans. We are determining the proper course of action for our remaining other real estate owned, which may include holding the properties until the real estate market further improves, leasing properties to offset carrying costs and selling the properties.

Deposits. Total deposits increased $22.4 million, or 3.6%, to $640.8 million at March 31, 2021 from $618.3 million at September 30, 2020. The inflow in deposits occurred in non-interest bearing checking accounts, which increased $17.1 million, or 10.4%, to $180.6 million, in interest-bearing checking accounts (NOW), which increased $5.9 million, or 9.0%, to $71.4 million, in savings accounts, which increased $5.3 million, or 7.0%, to $80.2 million, and in money market accounts, which increased $4.5 million, or 2.4%, to $192.5 million. These increases were partially offset by a decrease in certificates of deposit (including individual retirement accounts), of $10.3 million, or 8.2%, to $116.1 million.

Brokered certificates of deposit decreased $5.0 million to $4.4 million at March 31, 2021 from $9.4 million at September 30, 2020. The decrease resulted from a $5.0 million brokered certificate of deposit which matured and was repaid from interest-earning deposits with banks during the six months ended March 31, 2021.

Borrowings. Borrowings decreased $21.5 million, or 31.9%, to $45.9 million at March 31, 2021 from $67.4 million at September 30, 2020. The decrease resulted from the repayment of $19.5 million in Paycheck Protection Program Liquidity Facility advances from the Federal Reserve Bank during the six month period as the PPP loans securing the advances were forgiven by the SBA. Borrowings from the Federal Home Loan Bank of New York decreased $2.0 million to $28.5 million from a matured term advance that was repaid from interest- earning deposits with banks during the six months ended March 31, 2021.

Stockholders’ Equity. Stockholders’ equity increased $2.6 million, or 4.6%, to $59.5 million at March 31, 2021 from $56.9 million at September 30, 2020. The increase in stockholders’ equity resulted primarily from net income of $2.8 million during the six months ended March 31, 2021. Book value per share of our common stock increased to $10.24 at March 31, 2021 from $9.78 at September 30, 2020.

We did not repurchase shares of our common stock during the six months ended March 31, 2021. Through March 31, 2021, we have repurchased 91,000 shares of our common stock at an average price of $8.41 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,810,746.

Average Balance Sheet for the Three and Six Months Ended March 31, 2021 and 2020

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2021 and 2020. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$49,004	$15	0.13%	$26,632	$84	1.27%
Loans receivable, net	607,743	6,890	4.60%	532,081	6,224	4.69%
Securities
Taxable	52,387	192	1.49%	45,114	257	2.29%
FHLB of NY stock	1,956	25	5.16%	1,974	34	6.97%
Total interest-earning assets	711,090	7,122	4.06%	605,801	6,599	4.37%
Noninterest-earning assets	43,461			46,667
Total assets	$754,551			$652,468

Interest-bearing liabilities:
Savings accounts (1)	$77,700	38	0.20%	$70,342	106	0.60%
NOW accounts (2)	259,291	169	0.26%	236,877	682	1.16%
Time deposits (3)	117,210	362	1.25%	129,458	610	1.89%
Total interest-bearing deposits	454,201	569	0.51%	436,677	1,398	1.28%
Borrowings	55,195	175	1.28%	30,675	169	2.21%
Total interest-bearing liabilities	509,396	744	0.59%	467,352	1,567	1.34%
Noninterest-bearing liabilities	186,842			130,099
Total liabilities	696,238			597,451
Retained earnings	58,313			55,017
Total liabilities and retained earnings	$754,551			$652,468

Net interest and dividend income		$6,378			$5,032
Interest rate spread			3.47%			3.03%
Net interest-earning assets	$201,694			$138,449
Net interest margin (4)			3.64%			3.33%
Average interest-earning assets to
average interest-bearing liabilities	139.59%			129.62%

(1)    Includes passbook savings, money market passbook and club accounts.

(2)    Includes interest-bearing checking and money market accounts.

(3)    Includes certificates of deposits and individual retirement accounts.

(4)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$51,764	$35	0.14%	$22,736	$155	1.36%
Loans receivable, net	606,757	13,641	4.51%	527,234	12,621	4.77%
Securities
Taxable	49,979	398	1.60%	46,244	523	2.26%
FHLB of NY stock	1,968	50	5.10%	2,059	71	6.91%
Total interest-earning assets	710,468	14,124	3.99%	598,273	13,370	4.46%
Noninterest-earning assets	43,482			46,882
Total assets	$753,950			$645,155

Interest-bearing liabilities:
Savings accounts (1)	$76,570	$85	0.22%	$70,267	$220	0.62%
NOW accounts (2)	258,070	430	0.33%	235,794	1,417	1.20%
Time deposits (3)	119,074	819	1.38%	125,990	1,208	1.91%
Total interest-bearing deposits	453,714	1,334	0.59%	432,051	2,845	1.31%
Borrowings	60,347	366	1.21%	32,572	365	2.24%
Total interest-bearing liabilities	514,061	1,700	0.66%	464,623	3,210	1.38%
Noninterest-bearing liabilities	180,218			124,985
Total liabilities	694,279			589,608
Retained earnings	59,671			55,547
Total liabilities and retained earnings	$753,950			$645,155

Net interest and dividend income		$12,424			$10,160
Interest rate spread			3.33%			3.08%
Net interest-earning assets	$196,407			$133,650
Net interest margin (4)			3.51%			3.39%
Average interest-earning assets to
average interest-bearing liabilities	138.21%			128.77%

(1)  Includes passbook savings, money market passbook and club accounts.

(2)  Includes interest-bearing checking and money market accounts.

(3)  Includes certificates of deposits and individual retirement accounts.

(4)  Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

Net Income. Net income increased $1.2 million, or 393.8%, to $1.5 million for the three months ended March 31, 2021 compared to net income of $305,000 for the three months ended March 31, 2020. The increase resulted from higher net interest and dividend income and non-interest income, partially offset by higher provisions for loan loss and other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 26.7%, to $6.4 million for the three months ended March 31, 2021 from $5.0 million for the three months ended March 31, 2020.

An increase of $105.3 million in average total interest-earning assets as well as a 31 basis point increase in the Company’s net interest margin to 3.64% for the three months ended March 31, 2021 compared to 3.33% for the three months ended March 31, 2020 accounted for the higher net interest and dividend income between periods.

The yield on interest-earning assets decreased 31 basis points to 4.06% for the three months ended March 31, 2021 from 4.37% for the three months ended March 31, 2020 due to lower market interest rates. The yield on investment securities decreased 80 basis points to 1.49% for the three months ended March 31, 2021 from 2.29% for the three months ended March 31, 2020 while the yield on loans receivable decreased nine basis points to 4.60% for the three months ended March 31, 2021 from 4.69% for the three months ended March 31, 2020. In addition, the yield on interest-earning deposits decreased 114 basis points to 0.13% for the three months ended March 31, 2021 from 1.27% for the three months ended March 31, 2020.

The cost of the Company’s interest-bearing liabilities decreased 75 basis points to 0.59% for the three months ended March 31, 2021 from 1.34% for the three months ended March 31, 2020 due to lower market interest rates. The cost of interest-bearing deposits decreased 77 basis points to 0.51% for the three months ended March 31, 2021 from 1.28% for the three months ended March 31, 2020 while the cost of borrowings decreased 93 basis points to 1.28% for the three months ended March 31, 2021 from 2.21% for the three months ended March 31, 2020. In addition, the average balance of non-interest bearing liabilities increased $56.7 million to $186.8 million for the three months ended March 31, 2021 from $130.1 million for the three months ended March 31, 2020.

Interest and Dividend Income. Interest and dividend income increased $523,000, or 7.9%, to $7.1 million for the three months ended March 31, 2021 compared to $6.6 million for the three months ended March 31, 2020. The increase was attributable to higher average balances of interest-earning assets, which increased $105.3 million between periods. The increase in average balances of interest-earning assets occurred in loans receivable, which increased $75.7 million, or 14.2%, in investment securities, which increased $7.3 million, or 16.1%, and in interest-earning deposits, which increased $22.4 million, or 84.0%. Growth in loans receivable was partially attributable to the origination of $82.8 million in PPP loans, of which $52.5 million were outstanding at March 31, 2021.

Interest earned on investment securities, including interest-earning deposits, and excluding FHLB stock, decreased $134,000, or 39.3%, to $207,000 for the three months ended March 31, 2021 from $341,000 for the three months ended March 31, 2020. The decrease resulted primarily from a 108 basis points decrease in average yield on investment securities and interest-earning deposits, to 0.83% for the three months ended March 31, 2021 from 1.91% for the three months ended March 31, 2020. The decrease in yield on interest-earning deposits reflected the lower interest rates paid on reserves by the Federal Reserve Bank as well as lower market interest rates on investment securities between the comparable periods.

Interest Expense. Interest expense decreased $823,000, or 52.5%, to $744,000 for the three months ended March 31, 2021 compared with $1.6 million for the three months ended March 31, 2020. Although the average balance of interest-bearing liabilities increased $42.0 million, or 9.0%, to $509.4 million from $467.4 million between the two periods, the cost of such liabilities decreased 75 basis points to 0.59% for the three months ended March 31, 2021 compared with 1.34% for the prior year period. Lower market interest rates accounted for the decrease in the cost of interest-bearing liabilities.

The average balance of interest-bearing deposits increased $17.5 million to $454.2 million for the quarter ended March 31, 2021 from $436.7 million for the quarter ended March 31, 2020, while the average cost of such deposits decreased 77 basis points to 0.51% from 1.28% between the two periods. As a result, interest paid on interest-bearing deposits decreased $829,000 to $569,000 for the three months ended March 31, 2021 compared with $1.4 million for the three months ended March 31, 2020.

Interest paid on borrowings increased $6,000, or 3.6%, to $175,000 for the three months ended March 31, 2021 from $169,000 for the prior year period. The increase resulted from a $24.5 million increase in the average balance of such borrowings to $55.2 million for the three months ended March 31, 2021 from $30.7 million for the three months ended March 31, 2020, offset by a 93 basis point decrease in the average cost of borrowings to 1.28% for the three months ended March 31, 2021 from 2.21% for the three months ended March 31, 2020. Lower market interest rates contributed to the lower average cost of interest-bearing deposits while PPPLF advances contributed to the lower average cost of borrowings.

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

After an evaluation of these factors, management recorded a provision of $467,000 for the three months ended March 31, 2021 compared to $420,000 for the three months ended March 31, 2020. The increased provision for loan losses resulted from higher adjustments to our historical loan losses due to the prolonged economic impact of the COVID-19 pandemic on our consumer and business loan portfolios. In addition to the provisions, we recorded $43,000 in net charge-offs during the three months ended March 31, 2021 compared with $4,000 in net recoveries during the three months ended March 31, 2020.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth “Summary of Significant Accounting Policies − Allowance for Loan Losses.” As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous construction, commercial real estate and commercial business loans may result in larger additions to the allowance for loan losses in future periods. In addition, the ongoing effects of the COVID-19 pandemic on our borrowers may also result in larger additions to the allowance for loan losses in future periods.

Other Income. Other income increased $563,000, or 150.5%, to $937,000 during the three months ended March 31, 2021 compared to $374,000 for the three months ended March 31, 2020.

Fees for other customer services increased $303,000 for the three months ended March 31, 2021. The Company received a fee of three percent of the Small Business Relief Grant program it assisted Middlesex County with processing. There were no such fees recorded during the three months ended March 31, 2020.

Interest rate swap fees increased $107,000 for the three months ended March 31, 2021. The interest rate swap fees reflect the present value of mark-up fees received on back-to-back loan swap transactions. There were no such fees recorded during the three months ended March 31, 2020.

The Company also recorded higher gains from the sales of loans, which were $106,000 for the three months ended March 31, 2021 compared with no gains for the three months ended March 31, 2020.

Other Expenses. Other expenses increased $130,000, or 2.9%, to $4.7 million during the three months ended March 31, 2021 from $4.6 million during the three months ended March 31, 2020.

The increase in other expenses was primarily attributable to professional fees, which increased $45,000, or 10.5%, due to higher legal and consulting fees related to the collection and foreclosure of non-performing loans. Compensation and benefit expenses increased $39,000, or 1.5%, due to higher incentive plan accruals, partially offset by lower compensation from lower full-time equivalent employees between periods. In addition, loan servicing expenses increased $28,000, or 32.6%, from higher loan origination and repayment activity, and occupancy expense increased $15,000, or 2.0%, from higher snowplowing and salting costs between periods.

Income Tax Expense. We recorded tax expense of $652,000 on pre-tax income of $2.2 million for the three months ended March 31, 2021, compared to tax expense of $121,000 on pre-tax income of $426,000 for the three months ended March 31, 2020. The Company’s effective tax rate for the three months ended March 31, 2021 was 30.2% compared with 28.4% for the three months ended March 31, 2020.

Comparison of Operating Results for the Six Months Ended March 31, 2021 and 2020

Net Income. Net income increased $2.0 million, or 231.4%, to $2.8 million during the six-month period ended March 31, 2021 compared with $858,000 for the six-month period ended March 31, 2020 due to higher net interest and dividend income and non-interest income, partially offset by higher provisions for loan loss and other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $2.2 million, or 22.3%, to $12.4 million for the six months ended March 31, 2021 from $10.2 million for the six months ended March 31, 2020.

An increase of $112.2 million in the average balance of total interest-earning assets as well as a 12 basis point increase in the Company’s net interest margin to 3.51% for the six months ended March 31, 2021 compared to 3.39% for the six months ended March 31, 2020 accounted for the higher net interest and dividend income between periods.

The yield on interest-earning assets decreased 47 basis points to 3.99% for the six months ended March 31, 2021 from 4.46% for the six months ended March 31, 2020 due to lower market interest rates. The yield on investment securities decreased 66 basis points to 1.60% for the six months ended March 31, 2021 from 2.26% for the six months ended March 31, 2020 while the yield on loans receivable decreased 26 basis points to 4.51% for the six months ended March 31, 2021 from 4.77% for the six months ended March 31, 2020. In addition, the yield on interest-earning deposits decreased 122 basis points to 0.14% for the six months ended March 31, 2021 from 1.36% for the six months ended March 31, 2020.

The cost of the Company’s interest-bearing liabilities decreased 72 basis points to 0.66% for the six months ended March 31, 2021 from 1.38% for the six months ended March 31, 2020 due to lower market interest rates. The cost of interest-bearing deposits decreased 72 basis points to 0.59% for the six months ended March 31, 2021 from 1.31% for the six months ended March 31, 2020 while the cost of borrowings decreased 103 basis points to 1.21% for the six months ended March 31, 2021 from 2.24% for the six months ended March 31, 2020. In addition, the average balance of non-interest bearing liabilities increased $55.2 million to $180.2 million for the six months ended March 31, 2021 from $125.0 million for the six months ended March 31, 2020.

Interest and Dividend Income. Interest and dividend income increased $754,000, or 5.6%, to $14.1 million for the six months ended March 31, 2021 from $13.4 million for the six months ended March 31, 2020. The increase was attributable to higher average balances of interest-earning assets, which increased $112.2 million between periods. The increase in average balances of interest-earning assets occurred in loans receivable, which increased $79.5 million, or 15.1%, in investment securities, which increased $3.7 million, or 8.1%, and in interest-earning deposits, which increased $29.0 million, or 127.7%. Growth in loans receivable was partially attributable to the origination of $82.8 million in PPP loans, of which $52.5 million were outstanding at March 31, 2021.

Interest earned on investment securities, including interest-earning deposits, and excluding FHLB stock, decreased $246,000, or 36.2%, to $433,000 for the six months ended March 31, 2021 from $679,000 the prior year period. The decrease resulted primarily from a 110 basis points decrease in average yield on investment securities and interest-earning deposits, to 0.86% for the six months ended March 31, 2021 from 1.96% for the six months ended March 31, 2020. The decrease in yield on interest-earning deposits reflected the lower interest rates paid on reserves by the Federal Reserve Bank as well as lower market interest rates on investment securities between the comparable periods.

Interest Expense. Interest expense decreased $1.5 million, or 47.0%, to $1.7 million for the six months ended March 31, 2021 compared with the six months ended March 31, 2020. The average balance of interest-bearing liabilities increased $49.4 million, or 10.6%, between the two periods, while the cost of such liabilities decreased 72 basis points to 0.66% for the six months ended March 31, 2021 compared with the prior year period. Lower market interest rates accounted for the decrease in the cost of interest-bearing liabilities.

The average balance of interest-bearing deposits increased $21.6 million to $453.7 million for the six months ended March 31, 2021 from $432.1 million for the six months ended March 31, 2020, while the average cost of such deposits decreased 72 basis points to 0.59% from 1.31% between the two periods. As a result, interest paid on interest-bearing deposits decreased $1.5 million to $1.3 million for the six months ended March 31, 2021 compared with $2.8 million for the six months ended March 31, 2020.

Interest paid on borrowings increased $1,000, or 0.3%, to $366,000 for the six months ended March 31, 2021 from $365,000 for the prior year period. The increase resulted from an increase of $27.7 million in the average balance of such borrowings to $60.3 million for the six months ended March 31, 2021 from $32.6 million for the six months ended March 31, 2020, offset by a decrease of 103 basis points in the average cost of borrowings to 1.21% for the six months ended March 31, 2021 from 2.24% for the six months ended March 31, 2020. Lower market interest rates contributed to the lower average cost of interest-bearing deposits while PPPLF advances contributed to the lower average cost of borrowings.

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

After an evaluation of these factors, management recorded a provision of $1.1 million for the six months ended March 31, 2021 compared to $631,000 for the six months ended March 31, 2020. The increased provisions for loss resulted from higher adjustments to the Company’s historical loan losses due to the prolonged economic impact of the COVID-19 pandemic on the consumer and business loan portfolios. The Company recorded $47,000 in net recoveries during the six months ended March 31, 2021 compared with $6,000 in net recoveries during the six months ended March 31, 2020.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth “Summary of Significant Accounting Policies − Allowance for Loan Losses.” As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous construction, commercial real estate and commercial business loans may result in larger additions to the allowance for loan losses in future periods. In addition, the ongoing effects of the COVID-19 pandemic on our borrowers may also result in larger additions to the allowance for loan losses in future periods.

Other Income. Other income increased $1.4 million, or 177.9%, to $2.2 million during the six months ended March 31, 2021 compared to $778,000 for the six months ended March 31, 2020.

Fees for other customer services increased $768,000 for the six months ended March 31, 2021. The Company received a fee of three percent of the Small Business Relief Grant program it assisted Middlesex County with processing. There were no such fees recorded during the six months ended March 31, 2020.

The Company also recorded higher gains from the sales of loans, which were $369,000 for the six months ended March 31, 2021 compared with $26,000 for the six months ended March 31, 2020. Sales of guaranteed portions of SBA 7(a) loans were $3.3 million during the six months ended March 31, 2021 compared with $262,000 for the six months ended March 31, 2020.

Interest rate swap fees increased $208,000 for the six months ended March 31, 2021. The interest rate swap fees reflect the present value of mark-up fees received on back-to-back loan swap transactions. There were no such fees recorded during the six months ended March 31, 2020.

Finally, service charges increased $139,000 to $601,000 for the six months ended March 31, 2021 from $462,000 for the six months ended March 31, 2020 due to higher loan prepayment penalties received between periods.

Other Expenses. Other expenses increased $326,000, or 3.6%, to $9.4 million during the six months ended March 31, 2021 from $9.1 million during the six months ended March 31, 2020.

The increase in other expenses was primarily attributable to professional fees, which increased $225,000, or 28.9%, due to higher legal and consulting fees related to the collection and foreclosure of non-performing loans. OREO expenses increased $66,000, or 49.6%, due to higher valuation allowances recorded during the six months ended March 31, 2021 compared with the prior year period. In addition, loan servicing expenses increased $62,000, or 45.6%, from higher loan origination and repayment activity, and FDIC deposit insurance premium expense increased $40,000, or 18.5%, from our higher assessment base. Partially offsetting these increases were lower data processing, insurance and other expenses.

Income Tax Expense. We recorded tax expense of $1.2 million on pre-tax income of $4.1 million for the six months ended March 31, 2021, compared to $359,000 on pre-tax income of $1.2 million for the six months ended March 31, 2020. The Company’s effective tax rate for the six months ended March 31, 2021 was 30.0% compared with 29.5% for the six months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2021 in the ability of the Company and its subsidiaries to fund their operations.

Whether through significant deposit withdrawals, reductions in interest and principal payments on loans, or the tightening of the capital markets, it is possible that the COVID-19 pandemic will have a negative effect on the liquidity and capital resources of the Company. Under the PPPLF, the Federal Reserve Bank of New York provides advances to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. At March 31, 2021, the Bank had borrowed $17.4 million in PPPLF advances from the Federal Reserve, pledging an equal amount of PPP loans as collateral.

At March 31, 2021, the Company had commitments outstanding under letters of credit of $1.0 million, commitments to originate loans of $12.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $76.1 million. There has been no material change during the six months ended March 31, 2021 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2021, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.47%, and total qualifying capital as a percentage of risk-weighted assets was 13.25%.

Under section 1102 of the CARES Act, a PPP loan is assigned a risk weight of zero percent under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. At March 31, 2021, the Company used PPPLF borrowings to neutralize $17.4 million of the balance sheet growth impact on the calculation of the Bank’s Tier 1 leverage capital ratio.

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

There has been no change in the Company's internal control over financial reporting during the six months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any of its common stock stocks during the six months ended March 31, 2021. Through March 31, 2021, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the Company’s stock repurchase plan, which has reduced outstanding shares to 5,810,746.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2021 and September 30, 2020; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2021and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2021 and 2020; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended March 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 17, 2021	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 17, 2021	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer