Form 10-Q
period 2021-06-30
Magyar Bancorp, Inc.
filed 2021-08-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐   No ☑

The number of shares outstanding of the issuer's common stock at August 1, 2021 was 7,098,070 (subject to adjustment pursuant to the second-step conversion and stock offering which closed on July 14, 2021).

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2021	2020
	(Unaudited)
Assets
Cash	$1,918	$1,494
Interest earning deposits with banks	127,267	60,232
Total cash and cash equivalents	129,185	61,726

Investment securities - available for sale, at fair value	13,731	14,561
Investment securities - held to maturity, at amortized cost (fair value of $48,263 and $30,899 at June 30, 2021 and September 30, 2020, respectively)	48,298	30,443
Federal Home Loan Bank of New York stock, at cost	1,888	1,981
Loans receivable, net of allowance for loan losses of $7,800 and $6,400 at June 30, 2021 and September 30, 2020, respectively	605,574	603,110
Bank owned life insurance	14,204	13,971
Accrued interest receivable	3,882	4,030
Premises and equipment, net	14,491	14,746
Other real estate owned ("OREO")	1,305	2,594
Other assets	9,772	6,835
Total assets	$842,330	$753,997

Liabilities and Stockholders' Equity
Liabilities
Deposits	$735,952	$618,330
Escrowed funds	3,403	2,413
Borrowings	31,304	67,410
Accrued interest payable	89	191
Accounts payable and other liabilities	10,319	8,803
Total liabilities	781,067	697,147

Stockholders' equity
Preferred stock: $.01 Par Value, 1,000,000 shares authorized; none issued	-	-
Common stock: $.01 Par Value, 8,000,000 shares authorized; 5,923,742 issued; 5,810,746 shares outstanding at June 30, 2021 and September 30, 2020, at cost	59	59
Additional paid-in capital	26,279	26,294
Treasury stock: 112,996 shares at June 30, 2021 and September 30, 2020 , at cost	(1,242)	(1,242)
Unearned Employee Stock Ownership Plan shares	-	(65)
Retained earnings	37,672	33,161
Accumulated other comprehensive loss	(1,505)	(1,357)
Total stockholders' equity	61,263	56,850
Total liabilities and stockholders' equity	$842,330	$753,997

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,874	$6,498	$20,515	$19,119
Investment securities
Taxable	200	263	633	942
Tax-exempt	1	-	1	-
Federal Home Loan Bank of New York stock	23	29	73	100

Total interest and dividend income	7,098	6,790	21,222	20,161

Interest expense
Deposits	487	1,038	1,821	3,883
Borrowings	153	182	519	547

Total interest expense	640	1,220	2,340	4,430

Net interest and dividend income	6,458	5,570	18,882	15,731

Provision for loan losses	246	438	1,353	1,069

Net interest and dividend income after provision for loan losses	6,212	5,132	17,529	14,662

Other income
Service charges	229	221	831	683
Income on bank owned life insurance	76	79	233	240
Fees for other customer services	9	-	777	-
Interest rate swap fees	-	-	208	-
Other operating income	27	19	86	79
Gains on sales of loans	380	55	749	81
Gains on sales of investment securities	-	-	-	68

Total other income	721	374	2,884	1,151

Other expenses
Compensation and employee benefits	2,621	2,538	7,791	7,709
Occupancy expenses	760	748	2,244	2,234
Professional fees	379	412	1,382	1,190
Data processing expenses	132	153	391	454
OREO expenses	24	335	223	467
FDIC deposit insurance premiums	114	142	370	358
Loan servicing expenses	96	75	294	212
Insurance expense	51	49	140	148
Other expenses	412	331	1,170	1,102
Total other expenses	4,589	4,783	14,005	13,874

Income before income tax expense	2,344	723	6,408	1,939

Income tax expense	676	214	1,898	572

Net income	$1,668	$509	$4,510	$1,367

Net income per share-basic and diluted	$0.29	$0.09	$0.78	$0.24

Weighted average basic and diluted shares outstanding	5,810,746	5,814,646	5,810,746	5,820,746

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Net income	$1,668	$509	$4,510	$1,367
Other comprehensive income
Unrealized gain (loss) on securities available for sale	164	60	(205)	151
Less reclassification adjustments for:
Net gains realized on securities available for sale	-	-	-	(68)
Net unrealized gain (loss) on securities available for sale	164	60	(205)	83
Other comprehensive income (loss), before tax	164	60	(205)	83
Deferred income tax effect	(54)	(16)	57	(23)
Total other comprehensive income (loss)	110	44	(148)	60
Total comprehensive income	$1,778	$553	$4,362	$1,427

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended June 30, 2021 and 2020

(In Thousands, Except for Share Amounts)

	Common Stock		Additional		Unearned		Accumulated Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2020	5,810,746	$59	$26,294	$(1,242)	$(65)	$33,161	$(1,357)	$56,850
Net income	-	-	-	-	-	1,337	-	1,337
Other comprehensive income	-	-	-	-	-	-	(36)	(36)
ESOP shares allocated	-	-	(15)	-	65	-	-	50
Balance, December 31, 2020	5,810,746	$59	$26,279	$(1,242)	$-	$34,498	$(1,393)	$58,201
Net income	-	-	-	-	-	1,506	-	1,506
Other comprehensive income	-	-	-	-	-	-	(222)	(222)
Balance, March 31, 2021	5,810,746	$59	$26,279	$(1,242)	$-	$36,004	$(1,615)	$59,485
Net income	-	-	-	-	-	1,668	-	1,668
Other comprehensive income	-	-	-	-	-	-	110	110
Balance, June 30, 2021	5,810,746	$59	$26,279	$(1,242)	$-	$37,672	$(1,505)	$61,263

	Common Stock		Additional		Unearned		Accumulated Other
	Shares Outstanding	Par Value	Paid-In Capital	Treasury Stock	ESOP Shares	Retained Earnings	Comprehensive Loss	Total

Balance, September 30, 2019	5,820,746	$59	$26,317	$(1,152)	$(214)	$30,971	$(1,330)	$54,651
Net income	-	-	-	-	-	553	-	553
Other comprehensive income	-	-	-	-	-	-	(10)	(10)
ESOP shares allocated	-	-	2	-	36	-	-	38
Balance, December 31, 2019	5,820,746	$59	$26,319	$(1,152)	$(178)	$31,524	$(1,340)	$55,232
Net income	-	-	-	-	-	305	-	305
Other comprehensive income	-	-	-	-	-	-	26	26
Purchase of treasury stock	(10,000)	-	-	(90)	-	-	-	(90)
ESOP shares allocated	-	-	(3)	-	38	-	-	35
Balance, March 31, 2020	5,810,746	$59	$26,316	$(1,242)	$(140)	$31,829	$(1,314)	$55,508
Net income	-	-	-	-	-	509	-	509
Other comprehensive income	-	-	-	-	-	-	44	44
ESOP shares allocated	-	-	(10)	-	38	-	-	28
Balance, June 30, 2020	5,810,746	$59	$26,306	$(1,242)	$(102)	$32,338	$(1,270)	$56,089

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Nine Months Ended June 30,
	2021	2020
	(Unaudited)
Operating activities
Net income	$4,510	$1,367
Adjustment to reconcile net income to net cash provided by (used in) by operating activities

Depreciation expense	622	456
Premium amortization on investment securities, net	119	78
Provision for loan losses	1,353	1,069
Provision for loss on other real estate owned	215	371
Originations of SBA loans held for sale	(6,386)	(806)
Proceeds from the sales of SBA loans	7,135	887
Gains on sale of loans receivable	(749)	(81)
Gains on sales of investment securities	-	(68)
Gains on the sales of other real estate owned	(79)	(34)
Loss on the sale of premises and equipment	-	16
ESOP compensation expense	50	101
Deferred income tax benefit	(348)	(548)
Decrease (increase) in accrued interest receivable	148	(1,553)
Increase in surrender value of bank owned life insurance	(233)	(240)
(Increase) decrease in other assets	(2,532)	295
Decrease in accrued interest payable	(102)	(30)
Increase (decrease) in accounts payable and other liabilities	1,516	(1,760)
Net cash provided by (used in) by operating activities	5,239	(480)

Investing activities
Net increase in loans receivable	(4,864)	(73,973)
Purchases of loans receivable	(3,500)	(13,429)
Proceeds from the sale of loans receivable	4,000	-
Purchases of investment securities held to maturity	(28,189)	(5,726)
Purchases of investment securities available for sale	(10,561)	(9,557)
Sales of investment securities available for sale	-	6,073
Proceeds from calls of investment securities held to maturity	2,000	-
Proceeds from calls of investment securities available for sale	5,000	-
Principal repayments on investment securities held to maturity	8,268	7,094
Principal repayments on investment securities available for sale	6,133	3,963
(Purchases) sales of premises and equipment	(366)	780
Proceeds from the sale of premises and equipment	-	(16)
Investment in other real estate owned	(25)	(1)
Proceeds from other real estate owned	1,725	1,023
Redemption of Federal Home Loan Bank stock	93	262
Net cash used in in investing activities	(20,286)	(83,507)

Financing activities
Net increase in deposits	117,622	93,714
Net increase in escrowed funds	990	135
Proceeds from long-term advances	-	39,515
Repayments of long-term advances	(36,106)	(8,763)
Purchase of treasury stock	-	(90)
Net cash provided by financing activities	82,506	124,511
Net increase in cash and cash equivalents	67,459	40,524
Cash and cash equivalents, beginning of year	61,726	21,469
Cash and cash equivalents, end of year	$129,185	$61,993

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,442	$4,460
Income taxes	$2,125	$1,450
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$547	$-
Initial recognition of lease liability and right-of-use asset	$-	$3,835

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

Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The September 30, 2020 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B – CORPORATE STRUCTURE

The Company is a Delaware corporation. On February 25, 2021, Magyar Bancorp, MHC (the “MHC”), the former parent mutual holding company of Magyar Bancorp, Inc., adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC would undertake a “second-step” conversion and Magyar Bank, the Company’s wholly owned subsidiary, will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure.

Pursuant to the Plan, (i) the shares of the Company’s common stock held by persons other than the MHC (the shares held by the MHC were canceled) were converted into new shares of the Company’s common stock based on an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares of Company common stock purchased in the stock offering described below and cash received in lieu of issuance of fractional shares of Company common stock, and as adjusted to reflect certain assets held by the MHC), and (ii) the Company offered and sold shares of common stock, representing the ownership interest of the MHC in the Company, in a subscription offering. The number and price of shares of Company common stock sold in the offering and the exchange ratio were be based on the Company’s pro forma market value on a fully converted basis, as determined by an independent appraisal.

The Plan was subject to regulatory approval as well as approval by the depositors of the Magyar Bank and by the Company’s stockholders (including approval by the holders of a majority of the outstanding shares of the Company’s common stock held by persons other than the MHC). The Plan received all required regulatory, depositor and stockholder approval, and the conversion and offering were consummated on July 14, 2021.

In connection with the Conversion, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock and to add a provision generally requiring any direct or derivative action brought against or on behalf of the Company to be brought in state or federal court in the state of Delaware.

The Conversion was consummated through the merger of the MHC into the Company which occurred on July 14, 2021. In the Conversion offering, the Company raised gross proceeds of $39.1 million by selling 3,910,000 shares of common stock at $10.00 per share. Because the conversion offering was oversubscribed by eligible depositors, the Bank’s Employee Stock Ownership Plan (“ESOP”) was unable to purchase shares in the offering. As a result, the Company intends to use a portion of the proceeds to fund a loan to ESOP for the ESOP’s acquisition of up to 312,800 shares of the Company’s common stock in the open market.

Concurrent with the completion of the stock offering, each share of the Company’s common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.2213 shares of new Company common stock. A total of 7,098,070 shares of common stock (subject to adjustment pursuant to cash being issued in lieu of fractional shares) were outstanding following the completion of the stock offering.

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will be able to defer implementation of the new standard for a period of time. The Company did not early adopt as of June 30, 2021, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

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

NOTE D – CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE E – EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended June 30, 2021 and 2020 were calculated by dividing net income by the weighted-average number of shares outstanding for the period considering the effect of dilutive equity options and stock awards for the diluted earnings per share calculations.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(In thousands except for per share data)

Income applicable to common shares	$1,668	$509	$4,510	$1,367
Weighted average number of common shares outstanding - basic	5,811	5,815	5,811	5,821
Stock options and restricted stock	-	-	-	-
Weighted average number of common shares and common share equivalents - diluted	5,811	5,815	5,811	5,821

Basic earnings per share	$0.29	$0.09	$0.78	$0.24
Diluted earnings per share	$0.29	$0.09	$0.78	$0.24

There were no outstanding stock awards or options to purchase common stock at June 30, 2021 and 2020.

NOTE F – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards for the three and nine months ended June 30, 2021 and 2020. There were no stock option and stock award expenses included with compensation expense for the three and nine months ended June 30, 2021 and 2020.

The Company announced in November 2007 its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares. Through June 30, 2021, the Company had repurchased a total of 91,000 shares of its common stock at an average cost of $8.41 per share under this program. No shares were repurchased during the three and nine months ended June 30, 2021 and 2020. Under the stock repurchase program, 38,924 shares of the 129,924 shares authorized remained available for repurchase as of June 30, 2021. The Company held 112,996 total treasury stock shares at June 30, 2021.

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

At June 30, 2021, all 217,863 shares in the ESOP were allocated to participants. The Company's contribution expense for the ESOP was $50,000 and $101,000 for the nine months ended June 30, 2021 and 2020, respectively.

NOTE G – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended June 30,
	2021			2020
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain arising during period on:
Available-for-sale investments	$164	$(54)	$110	$60	$(16)	$44

Other comprehensive income, net	$164	$(54)	$110	$60	$(16)	$44

	Nine Months Ended June 30,
	2021			2020
		Tax	Net of		Tax	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$(205)	$57	$(148)	$151	$(42)	$109

Less reclassification adjustments for:
Net gains realized on securities available for sale (a) (b)	-	-	-	(68)	19	(49)
Other comprehensive income (loss), net	$(205)	$57	$(148)	$83	$(23)	$60

(a) Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operation

(b) Tax effect included in income tax expense in the accompanying Consolidated Statements of Operation

NOTE H – FAIR VALUE DISCLOSURES

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

Level 1 -Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 -Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 -Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

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

	Fair Value at June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$13,731	$-	$13,731	$-
Total securities available for sale	13,731	-	13,731	-
Derivative assets	146	-	146	-
Total Assets	$13,877	$-	$13,877	$-

Liabilities:
Derivative liabilities	$146	$-	$146	$-
Total Liabilities	$146	$-	$146	$-

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$9,558	$-	$9,558	$-
Debt securities	5,003	-	5,003	-
Total securities available for sale	$14,561	$-	$14,561	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $5,776 and $12,000 at June 30, 2021 and September 30, 2020, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2021 and September 30, 2020.

	Fair Value at June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$12,038	$-	$-	$12,038
Other real estate owned	1,305	-	-	1,305
Total	$13,343	$-	$-	$13,343

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$11,874	$-	$-	$11,874
Other real estate owned	2,594	-	-	2,594
Total	$14,468	$-	$-	$14,468

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

June 30, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$12,038	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-11.6%)
Other real estate owned	$1,305	Appraisal of collateral (1)	Liquidation expenses (2)	-11.0% to -31.2% (-22.8%)

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

September 30, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$11,874	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-11.6%)
Other real estate owned	$2,594	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -27.4% (-14.7%)

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2021 and September 30, 2020. For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2021
Financial instruments - assets
Investment securities held to maturity	$48,298	$48,263	$-	$48,263	$-
Loans	605,574	616,481	-	-	616,481

Financial instruments - liabilities
Certificates of deposit including retirement certificates	112,848	114,342	-	114,342	-
Borrowings	31,304	31,871	-	31,871	-

September 30, 2020
Financial instruments - assets
Investment securities held-to-maturity	$30,443	$30,899	$-	$30,899	$-
Loans	603,110	617,418	-	-	617,418

Financial instruments - liabilities
Certificates of deposit	126,375	128,590	-	128,590	-
Borrowings	67,410	68,386	-	68,386	-

NOTE I – LEASES

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

At June 30, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities totaled $4.0 million and $4.4 million, respectively.

The following table presents the balance sheet information related to our leases:

June 30, 2021
(Dollars in thousands)

Operating lease right-of-use asset	$4,047
Operating lease liabilities	$4,415
Weighted average remaining lease term in years	7.9
Weighted average discount rate	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

June 30, 2021
(In thousands)
For the Year Ending:
2021	$180
2022	728
2023	738
2024	747
2025	523
2026 and thereafter	1,988
Total lease payments	4,904
Less imputed interest	(489)
Present value of lease liabilities	$4,415

Total lease expenses recorded on the Consolidated Statements of Income within Occupancy expense were $613,000 and $606,000 for the nine months ended June 30, 2021 and 2020, respectively.

NOTE J – INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair values of securities available for sale at June 30, 2021 and September 30, 2020:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$203	$8	$-	$211
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	13,614	53	(147)	13,520
Total securities available for sale	$13,817	$61	$(147)	$13,731

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$350	$14	$-	$364
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	9,092	108	(6)	9,194
Debt securities	5,000	3	-	5,003
Total securities available for sale	$14,442	$125	$(6)	$14,561

The maturities of the debt securities and certain information regarding the mortgage-backed securities available for sale at June 30, 2021 are summarized in the following table:

June 30, 2021
	Amortized	Fair
	Cost	Value
(In thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	-	-
Due after 5 but within 10 years	-	-
Due after 10 years	-	-
Total debt securities	-	-

Mortgage-backed securities:
Residential	13,817	13,731
Commercial	-	-
Total	$13,817	$13,731

The following tables summarize the amortized cost and fair values of securities held to maturity at June 30, 2021 and September 30, 2020:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$753	$-	$(29)	$724
Mortgage-backed securities - commercial	721	-	-	721
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	30,035	470	(138)	30,367
Debt securities	12,498	-	(141)	12,357
Private label mortgage-backed securities - residential	247	4	-	251
Obligations of state and political subdivisions	1,044	-	(4)	1,040
Corporate securities	3,000	-	(197)	2,803
Total securities held to maturity	$48,298	$474	$(509)	$48,263

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,453	$11	$(33)	$1,431
Mortgage-backed securities - commercial	775	-	-	775
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	20,456	697	(3)	21,150
Debt securities	4,500	1	(16)	4,485
Private label mortgage-backed securities - residential	259	-	(5)	254
Corporate securities	3,000	-	(196)	2,804
Total securities held to maturity	$30,443	$709	$(253)	$30,899

The maturities of the debt securities and certain information regarding the mortgage backed securities held to maturity at June 30, 2021 are summarized in the following table:

	June 30, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	9,498	9,232
Due after 5 but within 10 years	6,528	6,455
Due after 10 years	516	513
Total debt securities	16,542	16,200

Mortgage-backed securities:
Residential	31,035	31,342
Commercial	721	721
Total	$48,298	$48,263

NOTE K – IMPAIRMENT OF INVESTMENT SECURITIES

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2021 and September 30, 2020 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		June 30, 2021
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$480	$(9)	$244	$(20)	$724	$(29)
Mortgage-backed securities - commercial	1	-	-	721	-	721	-
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	13	20,249	(283)	366	(2)	20,615	(285)
Debt securities	7	12,356	(141)	-	-	12,356	(141)
Obligations of state and political subdivisions	2	1,040	(4)	-	-	1,040	(4)
Corporate securities	1	-	-	2,804	(197)	2,804	(197)
Total	27	$34,125	$(437)	$4,135	$(219)	$38,260	$(656)

		September 30, 2020
		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$-	$-	$284	$(33)	$284	$(33)
Mortgage-backed securities - commercial	1	-	-	775	-	775	-
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	2,854	(3)	533	(6)	3,387	(9)
Debt securities	2	2,484	(16)	-	-	2,484	(16)
Private label mortgage-backed securities - residential	1	254	(5)	-	-	254	(5)
Corporate securities	1	-	-	2,804	(196)	2,804	(196)
Total	9	$5,592	$(24)	$4,396	$(235)	$9,988	$(259)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2021 and September 30, 2020, there were 27 and nine, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2021 and September 30, 2020.

NOTE L – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2021	2020
	(In thousands)

One-to-four family residential	$203,688	$210,360
Commercial real estate	276,922	248,134
Construction	24,664	28,242
Home equity lines of credit	18,047	19,373
Commercial business	88,202	100,993
Other	3,601	4,157
Total loans receivable	615,124	611,259
Net deferred loan costs	(1,750)	(1,749)
Allowance for loan losses	(7,800)	(6,400)

Total loans receivable, net	$605,574	$603,110

The Bank is a participant in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The PPP loans, which are included with the commercial business loans in the table above, bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. The Company originated 350 “First Draw” loans totaling $56.0 million through June 30, 2021 for which it received $2.0 million in origination fees from the SBA. These fees are being amortized over the contractual term of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later. Through June 30, 2021, 276 loans totaling $46.1 million had been forgiven by the SBA.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid Act”) was signed into law, extending the SBA’s authority to guarantee Second Draw PPP loans, under generally the same terms and conditions available under the First Draw program, through March 31, 2021, subsequently extended by the Paycheck Protection Program Extension Act of 2021 to May 31, 2021. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. As of June 30, 2021, the Company originated 212 PPP loans totaling $35.3 million under the Economic Aid Act to its eligible customers, for which it received $1.5 million in origination fees from the SBA. These fees are being amortized over the contractual term of the loans, which is five years. The Economic Aid Act also expanded the eligible expenditures for which a business could use PPP proceeds for and provided for a simplified forgiveness application for PPP loans $150,000 or less. At June 30, 2021, our PPP loans totaled $44.7 million compared to $56.0 million at September 30, 2020.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2021	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$-	$-	$2,483	$2,483	$2,483
Commercial real estate	-	-	3,137	3,137	3,137
Construction	2,835	158	1,745	4,580	4,645
Commercial business	-	-	1,838	1,838	1,838
Total impaired loans	$2,835	$158	$9,203	$12,038	$12,103

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2020	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$-	$-	$2,601	$2,601	$2,601
Commercial real estate	599	46	3,806	4,405	4,405
Construction	2,306	175	2,835	5,141	5,206
Commercial business	-	-	2,014	2,014	2,218
Total impaired loans	$2,905	$221	$11,256	$14,161	$14,430

The average recorded investment in impaired loans was $12.6 million and $10.8 million for the nine months ended June 30, 2021 and 2020, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There were two TDRs totaling $330,000 during the nine months ended June 30, 2021 and there were no TDRs during the nine months ended June 30, 2020.

The following tables present the average recorded investment in impaired loans for the three and nine months ended June 30, 2021 and 2020. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2021	Ended June 30, 2021
	(In thousands)

One-to-four family residential	$2,425	$2,409
Commercial real estate	3,407	3,716
Construction	4,580	4,580
Commercial business	1,863	1,877
Average investment in impaired loans	$12,275	$12,582

	Three Months	Nine Months
	Ended June 30, 2020	Ended June 30, 2020
	(In thousands)

One-to-four family residential	$2,174	$1,914
Commercial real estate	3,345	3,104
Construction	5,174	4,416
Commercial business	1,365	1,402
Average investment in impaired loans	$12,058	$10,836

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2021
One-to-four family residential	$201,846	$-	$1,842	$-	$203,688
Commercial real estate	271,834	2,466	2,622	-	276,922
Construction	20,084	-	4,580	-	24,664
Home equity lines of credit	18,047	-	-	-	18,047
Commercial business	86,725	11	1,466	-	88,202
Other	3,601	-	-	-	3,601
Total	$602,137	$2,477	$10,510	$-	$615,124

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2020
One-to-four family residential	$208,658	$-	$1,702	$-	$210,360
Commercial real estate	242,003	2,623	3,508	-	248,134
Construction	23,101	-	5,141	-	28,242
Home equity lines of credit	19,373	-	-	-	19,373
Commercial business	98,967	178	1,848	-	100,993
Other	4,157	-	-	-	4,157
Total	$596,259	$2,801	$12,199	$-	$611,259

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
June 30, 2021
One-to-four family residential	$201,842	$-	$935	$911	$1,846	$911	$203,688
Commercial real estate	274,054	-	394	2,474	2,868	2,474	276,922
Construction	20,084	-	-	4,580	4,580	4,580	24,664
Home equity lines of credit	18,047	-	-	-	-	-	18,047
Commercial business	86,523	213	-	1,466	1,679	1,466	88,202
Other	3,600	1	-	-	1	-	3,601
Total	$604,150	$214	$1,329	$9,431	$10,974	$9,431	$615,124

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2020
One-to-four family residential	$209,455	$-	$-	$905	$905	$905	$210,360
Commercial real estate	245,029	-	886	2,219	3,105	2,219	248,134
Construction	23,101	-	-	5,141	5,141	5,141	28,242
Home equity lines of credit	19,373	-	-	-	-	-	19,373
Commercial business	99,397	-	129	1,467	1,596	1,467	100,993
Other	4,157	-	-	-	-	-	4,157
Total	$600,512	$-	$1,015	$9,732	$10,747	$9,732	$611,259

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2021:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	90	-	-	90
Provision (credit)	120	176	(202)	88	592	1	(135)	640
Balance- December 31, 2020	$1,155	$3,408	$470	$267	$1,716	$2	$112	$7,130
Charge-offs	-	(50)	-	-	-	-	-	(50)
Recoveries	1	-	-	-	6	-	-	7
Provision (credit)	(29)	351	(22)	(10)	30	(1)	148	467
Balance- March 31, 2021	$1,127	$3,709	$448	$257	$1,752	$1	$260	$7,554
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision (credit)	(39)	(3)	179	9	149	(1)	(48)	246
Balance- June 30, 2021	$1,088	$3,706	$627	$266	$1,901	$-	$212	$7,800

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	2	-	-	-	-	-	-	2
Provision (credit)	(26)	(147)	63	2	311	(6)	13	210
Balance- December 31, 2019	$707	$1,919	$574	$140	$1,495	$2	$263	$5,100
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	5	-	-	-	-	-	-	5
Provision (credit)	227	457	70	42	(287)	(2)	(87)	420
Balance- March 31, 2020	$939	$2,376	$644	$182	$1,208	$-	$176	$5,525
Charge-offs	-	-	(65)	-	-	-	-	(65)
Recoveries	2	-	-	-	100	-	-	102
Provision (credit)	128	241	108	-	(47)	1	7	438
Balance- June 30, 2020	$1,069	$2,617	$687	$182	$1,261	$1	$183	$6,000

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2021 and September 30, 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - June 30, 2021	$1,088	$3,706	$627	$266	$1,901	$-	$212	$7,800
Individually evaluated for impairment	-	-	158	-	-	-	-	158
Collectively evaluated for impairment	1,088	3,706	469	266	1,901	-	212	7,642

Loans receivable:
Balance - June 30, 2021	$203,688	$276,922	$24,664	$18,047	$88,202	$3,601	$-	$615,124
Individually evaluated for impairment	2,483	3,137	4,580	-	1,838	-	-	12,038
Collectively evaluated for impairment	201,205	273,785	20,084	18,047	86,364	3,601	-	603,086

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Individually evaluated for impairment	-	46	175	-	-	-	-	221
Collectively evaluated for impairment	1,035	3,186	497	179	1,034	1	247	6,179

Loans receivable:
Balance - September 30, 2020	$210,360	$248,134	$28,242	$19,373	$100,993	$4,157	$-	$611,259
Individually evaluated for impairment	2,601	4,405	5,141	-	2,014	-	-	14,161
Collectively evaluated for impairment	207,759	243,729	23,101	19,373	98,979	4,157	-	597,098

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

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was one TDR totaling $112,000 for the three months ended June 30, 2021, and there were no TDRs for the three months ended June 30, 2020. There were two TDRs totaling $330,000 for the nine months ended June 30, 2021, and there were no TDRs for the nine months ended June 30, 2020. The TDR during the nine months ended June 30, 2021 was performing in accordance with its restructured terms at June 30, 2021.

	Three Months Ended June 30, 2021
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to-four family residential	1	$112	$124

Total	1	$112	$124

	Nine Months Ended June 30, 2021
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to-four family residential	2	$330	$373

Total	2	$330	$373

NOTE M – DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2021	2020
	(In thousands)

Demand accounts	$173,917	$163,562
Savings accounts	190,951	74,923
NOW accounts	70,372	65,447
Money market accounts	187,864	188,023
Certificates of deposit	97,808	110,650
Retirement certificates	15,040	15,725
Total deposits	$735,952	$618,330

In connection with the Company’s second-step conversion and related stock offering, cash proceeds of $109.6 million from stock subscription deposits were received during the three months ended June 30, 2021 and are included as savings deposits as of June 30, 2021.

NOTE N – INCOME TAXES

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at June 30, 2021 or September 30, 2020.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(In thousands)

Income tax expense at the statutory federal tax rate of 21% for the three and nine months ended June 30, 2021 and 2020	$492	$186	$1,346	$407
State tax expense	194	39	588	202
Other	(10)	(11)	(36)	(37)
Income tax expense	$676	$214	$1,898	$572

On September 29, 2020, the State of New Jersey extended its temporary 2.5% surtax rate through December 31, 2023. Accordingly, the Company is using an 11.5% State tax rate for the calculation of its State income tax expense for the three and nine months ended June 30, 2021.

NOTE O – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Bank executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Bank executes with a third-party financial institution, such that the Bank minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Bank had $200,000 in cash pledged for collateral on its interest rate swaps with financial institutions at June 30, 2021 and none in cash pledged for collateral on its interest rate swaps with financial institutions at September 30, 2020.

As of June 30, 2021 and September 30, 2020, the Company did not hold any interest rate floors or collars.

The following table presents summary information regarding these derivatives for June 30, 2021. There were no derivatives as of September 30, 2020.

	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
June 30, 2021
Classified in Other Assets:
Customer interest rate swaps	$ 15,208	5.6	3.50%	1 Mo. LIBOR + 2.50	$ 146
Classified in Other Liabilities:
3rd Party interest rate swaps	$ 15,208	5.6	3.50%	1 Mo. LIBOR + 2.50	$ 146

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

	June 30,	September 30,
	2021	2020
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$2,902	$1,041
Unused lines of credit	64,102	78,632
Fixed rate loan commitments	2,783	5,240
Variable rate loan commitments	9,906	15,864
Total	$79,693	$100,777

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

Actual loan losses may be significantly greater than the allowances the Company has established, which could have a material negative effect on our financial results.

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

To assist our loan customers, Magyar Bank has offered loan payment deferrals to borrowers unable to make their contractual payments due to COVID-19. Deferral requests are considered on a case-by-case basis and are initially approved for a three-month period for principal and interest payments or for interest-only payments depending on the borrower’s circumstances. An additional three-month period is available for businesses that remain unable to operate and for consumers unable to make their mortgage or home equity payments due to COVID-19. Additional deferrals were considered for businesses experiencing a prolonged impact from the COVID-19 pandemic, such as the accommodation and food service industries. Magyar Bank’s loan portfolio does not have a significant exposure to the travel or entertainment industry.

Through June 30, 2021, The Company had modified 284 loans aggregating $150.9 million for the deferral of principal and/or interest payments. Of these loans, at June 30, 2021, 235 loans aggregating $120.4 million had resumed making their contractual loan payments, 45 loans totaling $22.3 million repaid their deferred payments, two loans totaling $6.3 million were due to resume payments at June 30, 2021, and two loans totaling $1.9 million were past their deferral period and delinquent. Of the two delinquent deferred loans, one commercial business loan totaling $1.4 million remained delinquent more than 90 days and in the process of foreclosure and one commercial real estate loan totaling $536,000 was delinquent 90 days at June 30, 2021. Details with respect to loans with deferred payments as of June 30, 2021 are as follows:

June 30, 2021	Number of Loans	Balance	Weighted Average Interest Rate
	(In thousands)
One-to-four family residential real estate (1)	77	$18,027	4.07%
Commercial real estate	130	100,919	4.70%
Construction	4	2,630	3.77%
Home equity lines of credit	6	896	4.33%
Commercial business	22	6,172	6.06%
Total	239	$128,644	4.66%

(1) Includes home equity loans.

The Bank participated in the PPP to provide liquidity using the SBA platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. We originated 350 “First Draw” loans totaling $56.0 million through June 30, 2021 for which we received $2.0 million in origination fees from the SBA. These fees are being amortized over the contractual term of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later. Through June 30, 2021, 276 loans totaling $46.1 million had been forgiven by the SBA.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid Act”) was signed into law, extending the SBA’s authority to guarantee “Second Draw” PPP loans, under generally the same terms and conditions available under the First Draw program, through March 31, 2021, subsequently extended by the Paycheck Protection Program Extension Act of 2021 to May 31, 2021. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. As of June 30, 2021, the Company originated 212 PPP loans totaling $35.3 million under the Economic Aid Act to its eligible customers, for which it received $1.5 million in origination fees from the SBA. These fees are being amortized over the contractual term of the loans, which is five years. The Economic Aid Act also expanded the eligible expenditures for which a business could use PPP proceeds for and provided for a simplified forgiveness application for PPP loans $150,000 or less. At June 30, 2021, our PPP loans totaled $44.7 million.

The Board of Governors of the Federal Reserve System created the Paycheck Protection Program Lending Facility (“PPPLF”) to facilitate lending by eligible financial institutions to small businesses under the PPP. Under the PPPLF, the Federal Reserve Bank of New York provided advances with a fixed interest rate of 0.35% to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. In addition, the Federal Deposit Insurance Corporation allows Magyar Bank to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. The Bank funded its PPP loans with $36.9 million in PPPLF, $5.3 million of which was outstanding at June 30, 2021.

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

Comparison of Financial Condition at June 30, 2021 and September 30, 2020

Total Assets. Total assets increased $88.3 million, or 11.7%, to $842.3 million at June 30, 2021 compared to $754.0 million at September 30, 2020. The increase was attributable to higher balances of cash and interest-earning deposits, investment securities, and loans receivable, net of allowance for loan loss.

Cash and Cash Equivalents. Cash and interest-earning deposits with banks increased $67.5 million, or 109.3%, to $129.2 million at June 30, 2021 from $61.7 million at September 30, 2020. The increase resulted primarily from subscription funds of $109.6 million received in the stock offering at June 30, 2021 in connection with the Company’s second-step conversion.

Total Loans. Total loans receivable increased $3.9 million, or 0.6%, to $615.1 million during the nine months ended June 30, 2021 from $611.3 million at September 30, 2020. At June 30, 2021, our loans were comprised of $276.9 million (45.0%) in commercial real estate loans, $203.7 million (33.1%) in one- to four- family residential mortgage loans, $88.2 million (14.4%) in commercial business loans, $24.7 million (4.0%) in construction loans, $18.0 million (2.9%) in home equity lines of credit, and $3.6 million (0.6%) in other loans. Included with the commercial business loans were $44.7 million in PPP loans. The increase in total loans receivable during the nine months ended June 30, 2021 occurred in commercial real estate loans, which increased $28.8 million, or 11.6%. Partially offsetting this increase were decreases in commercial business loans, which decreased $12.8 million (PPP loans decreased $11.2 million), one- to four- family residential real estate loans (including home equity lines of credit), which decreased $8.0 million, construction loans, which decreased $3.6 million, and other loans, which decreased $557,000.

Total non-performing loans decreased $301,000, or 3.1%, to $9.4 million at June 30, 2021 from $9.7 million at September 30, 2020. The decrease was attributable to repayments of non-performing loans totaling $1.6 million, the transfer of two foreclosed loans totaling $572,000 to OREO, and the restructure of one loan totaling $218,000 during the nine months ended June 30, 2021. Offsetting these decreases was the addition of four loans totaling $2.1 million. Due to the COVID-19 pandemic, foreclosures of collateral securing one- to four-family residential mortgage loans have been temporarily suspended while the foreclosure proceedings of commercial real estate have slowed significantly as court hearings were postponed during the pandemic.

The ratio of non-performing loans to total loans decreased to 1.53% at June 30, 2021 from 1.59% at September 30, 2020. At June 30, 2021, included in the non-performing loan totals were seven commercial real estate loans totaling $2.5 million, two construction loans totaling $4.6 million, two commercial business loans totaling $1.4 million and two residential mortgage loans totaling $910,000. During the nine months ended June 30, 2021, there was one charge-off totaling $50,000 and there were $97,000 in recoveries of previously charged-off non-performing loans.

The allowance for loan loss increased $1.4 million to $7.8 million at June 30, 2021 from $6.4 million at September 30, 2020. The increase was attributable to the provision for loan loss during the nine months ended June 30, 2021. The allowance for loan losses as a percentage of non-performing loans increased to 82.7% at June 30, 2021 compared to 65.8% at September 30, 2020. At June 30, 2021, our allowance for loan losses as a percentage of total loans was 1.27% compared with 1.05% at September 30, 2020.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment due to the COVID-19 pandemic.

Investment Securities. Investment securities increased $17.0 million, or 37.8%, to $62.0 million at June 30, 2021 from $45.0 million at September 30, 2020. The increase resulted primarily from the purchase of 13 mortgage-backed securities totaling $27.7 million, five callable U.S. government-sponsored enterprise bonds totaling $10.0 million and two municipal bonds totaling $1.0 million during the nine months ended June 30, 2021. Repayments of mortgage-backed securities and bond calls totaled $21.4 million. There were no sales of investment securities during the period.

Investment securities at June 30, 2021 consisted of $45.2 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $12.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $1.0 million in municipal bonds and $247,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2021.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and officers of Magyar Bank was $14.2 million at June 30, 2021 compared with $14.0 million at September 30, 2020. During the nine months ended June 30, 2021, the Company did not purchase any new bank-owned life insurance policies.

Other Real Estate Owned. Other real estate owned decreased $1.3 million, or 49.7%, to $1.3 million at June 30, 2021 from $2.6 million at September 30, 2020. During the nine months ended June 30, 2021, the Company sold two properties totaling $1.7 million for a $79,000 gain, established valuation allowances totaling $215,000, and added two properties totaling $547,000 from the foreclosure of collateral securing non-performing loans. The Company is determining the proper course of action for its remaining other real estate owned, which may include holding the properties until the real estate market further improves, leasing properties to offset carrying costs and selling the properties.

Deposits. Total deposits increased $117.6 million, or 19.0%, to $736.0 million at June 30, 2021 from $618.3 million at September 30, 2020. The inflow in deposits occurred in savings accounts, which increased $116.0 million, or 154.9%, to $191.0 million, in non-interest bearing checking accounts, which increased $10.4 million, or 6.3%, to $173.9 million, and in interest-bearing checking accounts (NOW), which increased $4.9 million, or 7.5%, to $70.4 million. These increases were partially offset by certificates of deposit (including individual retirement accounts), which decreased $13.5 million, or 10.7%, to $112.8 million and by money market accounts, which decreased $159,000 to $187.9 million. In connection with the Company’s second-step conversion and related stock offering, subscription funds of $109.6 million were received and included as savings deposits as of June 30, 2021.

Brokered certificates of deposit decreased $7.4 million to $2.0 million at June 30, 2021 from $9.4 million at September 30, 2020. Matured brokered certificate of deposit totaling $7.4 million were repaid from interest-earning deposits with banks during the nine months ended June 30, 2021.

Borrowings. Borrowings decreased $36.1 million, or 53.6%, to $31.3 million at June 30, 2021 from $67.4 million at September 30, 2020. The decrease resulted from the repayment of $36.1 million in Paycheck Protection Program Liquidity Facility advances from the Federal Reserve Bank during the nine month period as the PPP loans securing the advances were forgiven by the SBA. Borrowings from the Federal Home Loan Bank of New York decreased $4.5 million to $26.0 million from a matured term advance that was repaid from interest-earning deposits with banks during the nine months ended June 30, 2021.

Stockholders’ Equity. Stockholders’ equity increased $4.4 million, or 7.8%, to $61.3 million at June 30, 2021 from $56.9 million at September 30, 2020. The increase in stockholders’ equity resulted primarily from net income of $4.5 million for the nine months ended June 30, 2021. The Company’s book value per share of our common stock increased to $10.54 at June 30, 2021 from $9.78 at September 30, 2020.

The Company did not repurchase shares of our common stock during the nine months ended June 30, 2021. Through June 30, 2021, the Company has repurchased 91,000 shares of our common stock at an average price of $8.41 pursuant to the second stock repurchase plan, which has reduced outstanding shares to 5,810,746.

Average Balance Sheet for the Three and Nine Months Ended June 30, 2021 and 2020

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2021 and 2020. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. The Company derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. The Company derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$58,462	$14	0.10%	$50,342	$25	0.20%
Loans receivable, net	614,425	6,874	4.49%	591,771	6,498	4.40%
Securities
Taxable	57,504	186	1.30%	42,099	238	2.27%
Tax-exempt (1)	319	1	1.74%	—	—	—
FHLB of NY stock	1,932	23	4.76%	1,988	29	5.84%
Total interest-earning assets	732,642	7,098	3.89%	686,200	6,790	3.97%
Noninterest-earning assets	44,984			46,901
Total assets	$777,626			$733,101

Interest-bearing liabilities:
Savings accounts (2)	$81,519	35	0.17%	$73,632	71	0.39%
NOW accounts (3)	259,985	139	0.21%	248,409	394	0.64%
Time deposits (4)	113,242	313	1.11%	129,663	573	1.77%
Total interest-bearing deposits	454,746	487	0.43%	451,704	1,038	0.92%
Borrowings	41,539	153	1.48%	50,280	182	1.45%
Total interest-bearing liabilities	496,285	640	0.52%	501,984	1,220	0.97%
Noninterest-bearing liabilities	204,004			175,935
Total liabilities	700,289			677,919
Retained earnings	77,337			55,182
Total liabilities and retained earnings	$777,626			$733,101

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$6,458			$5,570
Interest rate spread			3.37%			3.00%
Net interest-earning assets	$236,357			$184,216
Net interest margin (5)			3.54%			3.26%
Average interest-earning assets to
average interest-bearing liabilities	147.63%			136.70%

(1)    Calculated using 21% tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$53,996	$49	0.12%	$31,904	$180	0.75%
Loans receivable, net	609,157	20,515	4.50%	548,521	19,119	4.64%
Securities
Taxable	52,488	584	1.49%	44,867	762	2.26%
Tax-exempt (1)	106	1	1.74%	—	—	0.00%
FHLB of NY stock	1,956	73	4.99%	2,036	100	6.57%
Total interest-earning assets	717,703	21,222	3.95%	627,328	20,161	4.28%
Noninterest-earning assets	43,983			46,888
Total assets	$761,686			$674,216

Interest-bearing liabilities:
Savings accounts (1)	$78,220	$120	0.21%	$71,385	$291	0.54%
NOW accounts (2)	258,709	569	0.29%	239,984	1,811	1.01%
Time deposits (3)	117,130	1,132	1.29%	127,210	1,781	1.86%
Total interest-bearing deposits	454,059	1,821	0.54%	438,579	3,883	1.18%
Borrowings	54,078	519	1.28%	38,453	547	1.90%
Total interest-bearing liabilities	508,137	2,340	0.62%	477,032	4,430	1.24%
Noninterest-bearing liabilities	185,931			141,134
Total liabilities	694,068			618,166
Retained earnings	61,296			56,050
Total liabilities and retained earnings	$755,364			$674,216

Tax-equivalent basis adjustment		—			—
Net interest and dividend income		$18,882			$15,731
Interest rate spread			3.33%			3.04%
Net interest-earning assets	$209,566			$150,296
Net interest margin (4)			3.52%			3.34%
Average interest-earning assets to
average interest-bearing liabilities	141.24%			131.51%

(1)    Calculated using 21% tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

Net Income. Net income increased $1.2 million, or 227.7%, to $1.7 million for the three months ended June 30, 2021 compared to net income of $509,000 for the three months ended June 30, 2020. The increase resulted from higher net interest and dividend income, lower provisions for loan loss, higher other income, and lower other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $888,000, or 15.9%, to $6.5 million for the three months ended June 30, 2021 from $5.6 million for the three months ended June 30, 2020.

The increase was attributable to a $46.4 million increase in average total interest-earning assets as well as a 28 basis point increase in the Company’s net interest margin to 3.54% for the three months ended June 30, 2021 compared to 3.26% for the three months ended June 30, 2020.

The yield on the Company’s average interest-earning assets decreased eight basis points to 3.89% for the three months ended June 30, 2021 from 3.97% for the three months ended June 30, 2020 due to lower market interest rates. The yield on average investment securities and interest-earning deposits decreased 44 basis points to 0.70% for the three months ended June 30, 2021 from 1.14% for the three months ended June 30, 2020. Offsetting this decrease was a nine basis point increase in the yield on loans receivable to 4.49% for the three months ended June 30, 2021 from 4.40% for the three months ended June 30, 2020. Included in the yield on loans receivable is the recognition of PPP loan fees, which have been accelerated with the repayment of PPP loans through forgiveness by the SBA. The Company recorded $386,000 in PPP fees during the three months ended June 30, 2021 compared with $133,000 during the three months ended June 30, 2020.

The cost of the Company’s interest-bearing liabilities decreased 45 basis points to 0.52% for the three months ended June 30, 2021 from 0.97% for the three months ended June 30, 2020 due to lower market interest rates. The cost of interest-bearing deposits decreased 49 basis points to 0.43% for the three months ended June 30, 2021 from 0.92% for the three months ended June 30, 2020 while the cost of borrowings increased three basis points to 1.48% for the three months ended June 30, 2021 from 1.45% for the three months ended June 30, 2020. In addition, the average balance of non-interest bearing liabilities increased $28.1 million to $204.0 million for the three months ended June 30, 2021 from $175.9 million for the three months ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income increased $308,000, or 4.5%, to $7.1 million for the three months ended June 30, 2021 compared to $6.8 million for the three months ended June 30, 2020. The increase was attributable to higher average balances of interest-earning assets, which increased $46.4 million to $686.2 million between periods, and higher PPP loan fees recognized. The increase in average balances of interest-earning assets occurred in loans receivable, which increased $22.7 million, or 3.8%, in investment securities, which increased $15.7 million, or 37.4%, and in interest-earning deposits, which increased $8.1 million, or 16.1%.

Interest earned on investment securities decreased $62,000, or 23.6%, to $201,000 for the three months ended June 30, 2021 from $263,000 for the three months ended June 30, 2020. The decrease resulted primarily from a 44 basis point decrease in the average yield on investment securities and interest-earning deposits, to 0.70% for the three months ended June 30, 2021 from 1.14% for the three months ended June 30, 2020. The decrease in average yield was offset by a $23.8 million, or 25.8%, increase in average balance on investment securities and interest-earning deposits to $116.2 million for the three months ended June 30, 2021 from $92.4 million for the same period last year. The decrease in average yield reflected the lower interest rates paid on reserves by the Federal Reserve Bank as well as lower market interest rates on investment securities between the comparable periods.

Interest Expense. Interest expense decreased $580,000, or 47.5%, to $640,000 for the three months ended June 30, 2021 compared with $1.2 million for the three months ended June 30, 2020. The average balance of interest-bearing liabilities decreased $5.7 million, or 1.1%, to $496.3 million from $502.0 million between the two periods, while the cost of such liabilities decreased 45 basis points to 0.52% for the three months ended June 30, 2021 compared with 0.97% for the prior year period. Lower market interest rates accounted for the decrease in the cost of interest-bearing liabilities.

The average balance of interest-bearing deposits increased $3.0 million to $454.7 million for the quarter ended June 30, 2021 from $451.7 million for the quarter ended June 30, 2020, while the average cost of such deposits decreased 49 basis points to 0.43% from 0.92% between the two periods. As a result, interest paid on interest-bearing deposits decreased $551,000, or 53.1%, to $487,000 for the three months ended June 30, 2021 compared with $1.0 million for the three months ended June 30, 2020.

Interest paid on borrowings decreased $29,000 or 15.9%, to $153,000 for the three months ended June 30, 2021 from $182,000 for the prior year period. The decrease resulted from a $8.7 million decrease of in the average balance of such borrowings to $41.5 million for the three months ended June 30, 2021 from $50.3 million for the three months ended June 30, 2020, offset by a 3 basis point increase of in the average cost of borrowings to 1.48% for the three months ended June 30, 2021 from 1.45% for the three months ended June 30, 2020. The increase in the cost of borrowings reflects repayments of the Company’s lowest cost borrowings during the periods presented.

Provision for Loan Losses. The Company has established provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

After an evaluation of these factors, management recorded a provision of $246,000 for the three months ended June 30, 2021 compared to $438,000 for the three months ended June 30, 2020. The decreased provision for loan losses resulted from lower adjustments to our historical loan losses related to the economic impact of the COVID-19 pandemic on our consumer and business loan portfolios. The Company did not record any charge-offs during the three months ended June 30, 2021 compared with $37,000 in net recoveries during the three months ended June 30, 2020.

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

Other Income. Other income increased $347,000, or 92.8%, to $721,000 during the three months ended June 30, 2021 compared to $374,000 for the three months ended June 30, 2020.

The Company recorded higher gains from the sales of SBA loans, which increased $325,000, or 590.9%, to $380,000 for the three months ended June 30, 2021 compared with $55,000 gains for the three months ended June 30, 2020.

Other Expenses. Other expenses decreased $194,000, or 4.1%, to $4.6 million during the three months ended June 30, 2021 from $4.8 million during the three months ended June 30, 2020.

The decrease in other expenses was primarily attributable to lower OREO expenses, which decreased $311,000, or 92.8%, to $24,000 due to lower valuation allowances and fewer properties held at June 30, 2021 than the prior year period. Partially offsetting the lower OREO expenses were higher compensation and benefit expenses, which increased $83,000, or 3.3%, due to higher incentive plan accruals, partially offset by lower compensation from lower full-time equivalent employees between periods. In addition, other expenses increased $81,000, or 24.5%, to $412,000 from higher marketing, business development and charitable contributions, all of which were lower for the three months ended June 30, 2020 due to the outbreak of the COVID-19 pandemic

Income Tax Expense. The Company recorded tax expense of $676,000 on pre-tax income of $2.3 million for the three months ended June 30, 2021, compared to $214,000 on pre-tax income of $723,000 for the three months ended June 30, 2020. The Company’s effective tax rate for the three months ended June 30, 2021 was 28.8% compared with 29.6% for the three months ended June 30, 2020.

Comparison of Operating Results for the Nine Months Ended June 30, 2021 and 2020

Net Income. Net income increased $3.1 million, or 229.9%, to $4.5 million during the nine month period ended June 30, 2021 compared with $1.4 million for the nine month period ended June 30, 2020 due to higher net interest and dividend income and non-interest income, partially offset by higher provisions for loan loss and other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $3.2 million, or 20.0%, to $18.9 million for the nine months ended June 30, 2021 from $15.7 million for the nine months ended June 30, 2020. The increase was attributable to a $90.3 million increase in total average interest-earning assets as well as an 18 basis point increase in the Company’s net interest margin to 3.52% for the nine months ended June 30, 2021 compared to 3.34% for the nine months ended June 30, 2020.

The yield on the Company’s average interest-earning assets decreased 33 basis points to 3.95% for the nine months ended June 30, 2021 from 4.28% for the nine months ended June 30, 2020 due to lower market interest rates. The yield on average investment securities and interest-earning deposits decreased 83 basis points to 0.80% for the nine months ended June 30, 2021 from 1.63% for the nine months ended June 30, 2020 while the yield on loans receivable decreased 14 basis points to 4.50% for the nine months ended June 30, 2021 from 4.64% for the nine months ended June 30, 2020.

The cost of the Company’s interest-bearing liabilities decreased 62 basis points to 0.62% for the nine months ended June 30, 2021 from 1.24% for the nine months ended June 30, 2020 due to lower market interest rates. The cost of interest-bearing deposits decreased 64 basis points to 0.54% for the nine months ended June 30, 2021 from 1.18% for the nine months ended June 30, 2020 while the cost of borrowings decreased 62 basis points to 1.28% for the nine months ended June 30, 2021 from 1.90% for the nine months ended June 30, 2020. In addition, the average balance of non-interest bearing liabilities increased $44.8 million to $185.9 million for the nine months ended June 30, 2021 from $141.1 million for the nine months ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 5.3%, to $21.2 million for the nine months ended June 30, 2021 from $20.2 million for the nine months ended June 30, 2020. The increase was attributable to higher average balances of interest-earning assets, which increased $90.4 million between periods, and higher PPP loan fees. The increase in average balances of interest-earning assets occurred in loans receivable, which increased $60.6 million, or 11.1%, to $609.1 million from $548.5 million, in interest-earning deposits, which increased $22.1 million, or 69.2%, to $54.0 million from $31.9 million, and in investment securities, which increased $7.7 million, or 17.2%, to $52.6 million from $42.9 million. Growth in loans receivable was partially attributable to the origination of $91.3 million in PPP loans from April 2020, of which $44.7 million were outstanding at June 30, 2021. Included in the interest income on loans receivable is the recognition of PPP loan fees, which have been accelerated with the repayment of PPP loans through forgiveness by the SBA. The Company recorded $1.4 million in PPP fees during the nine months ended June 30, 2021 compared with $133,000 during the nine months ended June 30, 2020.

Interest earned on investment securities decreased $308,000, or 32.7%, to $634,000 for the nine months ended June 30, 2021 from $942,000 for the nine months ended June 30, 2020. The decrease resulted primarily from an 83 basis points decrease in average yield on investment securities and interest-earning deposits to 0.80% for the nine months ended June 30, 2021 from 1.63% for the nine months ended June 30, 2020. The decrease in average yield was offset by a $29.8 million, or 38.8%, increase in average balance on investment securities and interest-earning deposits to $ 106.6 million for the nine months ended June 30, 2021 from $76.8 million for the same period last year. The decrease in average yield reflected the lower interest rates paid on reserves by the Federal Reserve Bank as well as lower market interest rates on investment securities between the comparable periods.

Interest Expense. Interest expense decreased $2.1 million, or 47.2%, to $2.3 million for the nine months ended June 30, 2021 compared with $4.4 million the nine months ended June 30, 2020. The average balance of interest-bearing liabilities increased $31.1 million, or 6.5%, to $508.1 million for the nine months ended June 30, 2021 from $477.0 million for the same period last year, while the cost of such liabilities decreased 62 basis points to 0.62% for the nine months ended June 30, 2021 compared with 1.24% the prior year period. Lower market interest rates accounted for the decrease in the cost of interest-bearing liabilities.

The average balance of interest-bearing deposits increased $15.5 million to $454.1 million for the nine months ended June 30, 2021 from $438.6 million for the nine months ended June 30, 2020, while the average cost of such deposits decreased 64 basis points to 0.54% from 1.18% between the two periods. As a result, interest paid on interest-bearing deposits decreased $2.1 million to $1.8 million for the nine months ended June 30, 2021 compared with $3.9 million for the nine months ended June 30, 2020.

Interest paid on borrowings decreased $28,000, or 5.1%, to $519,000 for the nine months ended June 30, 2021 from $547,000 for the prior year period. The average balance of such borrowings increased $15.6 million to $54.1 million for the nine months ended June 30, 2021 from $38.4 million for the nine months ended June 30, 2020, offset by a 62 basis point decrease in the average cost of borrowings to 1.28% for the nine months ended June 30, 2021 from 1.90% for the nine months ended June 30, 2020. Lower market interest rates contributed to the lower average cost of interest-bearing deposits while PPPLF advances contributed to the lower average cost of borrowings.

Provision for Loan Losses. The Company has establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

After an evaluation of these factors, management recorded a provision of $1.4 million for the nine months ended June 30, 2021 compared to $1.1 million for the nine months ended June 30, 2020. The increased provisions for loss resulted from higher adjustments to the Company’s historical loan losses related to the anticipated economic impact of the COVID-19 pandemic on the consumer and business loan portfolios. The Company recorded $47,000 in net recoveries during the nine months ended June 30, 2021 compared with $43,000 in net recoveries during the nine months ended June 30, 2020.

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

Other Income. Other income increased $1.7 million, or 150.6%, to $2.9 million during the nine months ended June 30, 2021 compared to $1.2 million for the nine months ended June 30, 2020.

Fees for other customer services increased $777,000 for the nine months ended June 30, 2021 resulting largely from our participation in the Middlesex County Small Business Relief Grant Program. The Company received a fee of 3.0% percent of the grants assisted Middlesex County with processing. There were no such fees recorded during the nine months ended June 30, 2020.

The Company also recorded higher gains from the sales of loans, which were $749,000 for the nine months ended June 30, 2021 compared with $81,000 for the nine months ended June 30, 2020. Sales of guaranteed portions of SBA 7(a) loans were $6.4 million during the nine months ended June 30, 2021 compared with $806,000 for the nine months ended June 30, 2020.

Finally, interest rate swap fees increased $208,000 for the nine months ended June 30, 2021. The interest rate swap fees reflect the present value of mark-up fees received on back-to-back loan swap transactions. There were no such fees recorded during the nine months ended June 30, 2020.

Other Expenses. Other expenses increased $131,000, or 0.9%, to $14.0 million during the nine months ended June 30, 2021 from $13.9 million during the nine months ended June 30, 2020.

The increase in other expenses was primarily attributable to professional fees, which increased $192,000, or 16.1%, to $1.4 million for the nine months ended June 30, 2021 from $1.2 million for the nine months ended June 30, 2020, due to higher legal and consulting fees related to the collection and foreclosure of non-performing loans. Higher compensation and benefit expenses accounted for an $82,000, or 1.1%, increase to $7.8 million during the nine months ended June 30, 2021 due to higher incentive plan accruals while loan servicing expenses increased $82,000, or 38.7%, to $294,000 due to higher loan origination and repayment activities.

These increases were offset, in part, by lower OREO expenses, which decreased $244,000, or 52.2%, to $223,000 for the nine months ended June 30, 2021 from $467,000 for the nine months ended June 30, 2020 due to lower valuation allowances recorded and fewer properties held during the nine months ended June 30, 2021.

Income Tax Expense. The Company recorded tax expense of $1.9 million on pre-tax income of $6.4 million for the nine months ended June 30, 2021, compared to $572,000 on pre-tax income of $1.9 million for the nine months ended June 30, 2020. The Company’s effective tax rate for the nine months ended June 30, 2021 was 29.6% compared with 29.5% for the nine months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2021 in the ability of the Company and its subsidiaries to fund their operations.

Whether through significant deposit withdrawals, reductions in interest and principal payments on loans, or the tightening of the capital markets, it is possible that the COVID-19 pandemic will have a negative effect on the liquidity and capital resources of the Company. Under the PPPLF, the Federal Reserve Bank of New York provides advances to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. At June 30, 2021, the Bank had borrowed $5.3 million in PPPLF advances from the Federal Reserve, pledging an equal amount of PPP loans as collateral.

At June 30, 2021, the Company had commitments outstanding under letters of credit of $2.9 million, commitments to originate loans of $12.7 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $64.1 million. There has been no material change during the nine months ended June 30, 2021 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2021, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 8.31%, and total qualifying capital as a percentage of risk-weighted assets was 13.62%.

Under section 1102 of the CARES Act, a PPP loan is assigned a risk weight of zero percent under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. At June 30, 2021, the Company used PPPLF borrowings to neutralize $5.3 million of the balance sheet growth impact on the calculation of the Bank’s Tier 1 leverage capital ratio.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase any of its common stock stocks during the nine months ended June 30, 2021. Through June 30, 2021, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the Company’s stock repurchase plan, which has reduced outstanding shares to 5,810,746.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2021 and September 30, 2020; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2021and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2021 and 2020; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended June 30, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Inline XBRL Cover Page Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 13, 2021	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 13, 2021	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer