Form 10-K
period 2021-09-30
Magyar Bancorp, Inc.
filed 2021-12-20
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.

Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Yes ☐ No ☒

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2021 was $79.9 million. As of December 15, 2021, there were 7,097,825 outstanding shares of the registrant’s Common Stock,

DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the Annual Meeting of Stockholders to be held on February 16, 2022 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2021

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

Conversion and Reorganization of Magyar Bancorp, MHC

Prior to consummation of its mutual to stock conversion in July 2021, Magyar Bancorp, MHC (the “MHC”) was the New Jersey-chartered mutual holding company of Magyar Bancorp, Inc. (the “Company”). The MHC’s only business was the ownership of 55.0% of the issued shares of common stock of the Company. On February 25, 2021, the MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC would undertake a “second-step” conversion and Magyar Bank, the Company’s wholly owned subsidiary, would reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. The Plan received all required regulatory, depositor and stockholder approval, and the conversion and offering were consummated on July 14, 2021 on which date the MHC ceased to exist.

Pursuant to the Plan, (i) the shares of the Company’s common stock held by persons other than the MHC (the shares held by the MHC were canceled) were converted into new shares of the Company’s common stock based on an exchange ratio designed to preserve the percentage ownership interests of such persons, and (ii) the Company offered and sold shares of common stock, representing the ownership interest of the MHC in the Company, in a subscription offering. In the stock offering, the Company raised gross proceeds of $39.1 million by selling 3,910,000 shares of common stock at $10.00 per share. Concurrent with the completion of the stock offering, each share of the Company’s common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.2213 new shares of Company common stock. A total of 7,097,825 shares of common stock were issued and outstanding at September 30, 2021. As a result of the second-step conversion, all share and per share information has been subsequently revised to reflect the 1.2213 exchange ratio, unless otherwise noted.

Magyar Bancorp, Inc.

The Company is a Delaware-chartered corporation which owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2021, Magyar Bancorp, Inc. had consolidated assets of $774.0 million, total deposits of $639.8 million and stockholders’ equity of $97.6 million. The executive office of Magyar Bancorp, Inc. is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”) and the New Jersey Department of Banking and Insurance (“NJDBI”).

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

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate loans, commercial business loans, Small Business Administration (“SBA”) loans, construction loans and investment securities. We also originate consumer loans, which consist primarily of secured demand loans. We originate loans primarily for our loan portfolio. However, from time to time we have sold some of our long-term, fixed-rate residential mortgage loans into the secondary market, while retaining the servicing rights for such loans. In addition, we sell the SBA-guaranteed portion of SBA loans into the secondary market, while retaining the servicing rights for such loans. Our revenues are derived principally from interest on loans and securities, our investment securities consist primarily of mortgage-backed securities and U.S. Government and government-sponsored enterprise obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (“FDIC”).

Market Area

We are headquartered in New Brunswick, New Jersey, and our primary deposit market area is concentrated in the communities surrounding our headquarters branch and our branch offices located in Middlesex and Somerset Counties, New Jersey. Our primary lending market area is broader than our deposit market area and includes all of New Jersey.

The economy of our primary market area is largely urban and suburban with a broad economic base that is typical for counties surrounding the New York metropolitan area. The median household income in Middlesex and Somerset Counties ranks among the highest in the nation.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2021, our market share of deposits was 1.33% and 0.42% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.22% and 0.46%, respectively, at June 30, 2020.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $203.0 million, or 34.2% of our total loans at September 30, 2021. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2021. We also originate commercial real estate, commercial business and construction loans. At September 30, 2021, these loans totaled $280.8 million, or 47.2%, $68.7 million, or 11.6%, and $20.4 million, or 3.4%, respectively, of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2021, home equity lines of credit and stock-secured demand loans totaled $17.9 million, or 3.0% and $3.8 million, or 0.6%, respectively, of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four-family residential	$203,019	34.2%	$210,360	34.4%	$190,415	36.4%	$185,287	36.2%	$178,336	37.6%
Commercial real estate	280,848	47.2%	248,134	40.6%	232,544	44.5%	219,347	42.8%	207,118	43.7%
Construction	20,350	3.4%	28,242	4.6%	28,451	5.4%	30,412	5.9%	22,622	4.8%
Home equity lines of credit	17,930	3.0%	19,373	3.2%	17,832	3.4%	17,982	3.5%	18,536	3.9%
Commercial business	68,719	11.6%	100,993	16.5%	48,769	9.3%	53,320	10.4%	41,113	8.7%
Other	3,751	0.6%	4,157	0.7%	4,990	1.0%	6,150	1.2%	6,266	1.3%
Total loans receivable	$594,617	100.0%	$611,259	100.0%	$523,001	100.0%	$512,498	100.0%	$473,991	100.0%
Net deferred loan costs	(1,241)		(1,749)		104		132		177
Allowance for loan losses	(8,075)		(6,400)		(4,888)		(4,200)		(3,475)

Total loans receivable, net	$585,301		$603,110		$518,217		$508,430		$470,693

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four-Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2022	$2,432	4.15%	$20,413	6.36%	$19,391	6.60%	$6,409	4.13%
2023	1,306	3.94%	2,003	5.21%	—	—	80	5.00%
2024	1,090	6.09%	5,134	4.71%	461	5.92%	—	—
2025 to 2026	2,004	4.25%	25,418	4.03%	—	—	—	—
2027 to 2031	9,336	4.00%	26,965	4.78%	—	—	403	4.00%
2032 to 2036	23,924	3.56%	29,512	4.59%	—	—	1,089	3.49%
2037 and beyond	162,927	3.92%	171,403	4.33%	498	4.71%	9,949	4.02%
Total	$203,019	3.90%	$280,848	4.53%	$20,350	6.53%	$17,930	4.03%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2022	$24,574	4.22%	$185	14.50%	$73,404	5.46%
2023	1,639	4.33%	3	13.00%	5,031	4.60%
2024	848	4.99%	13	8.60%	7,546	5.02%
2025 to 2026	29,752	1.76%	26	9.84%	57,200	2.86%
2027 to 2031	3,817	4.55%	—	—	40,521	4.57%
2032 to 2036	606	5.67%	11	3.94%	55,142	4.13%
2037 and beyond	7,483	5.51%	3,513	2.37%	355,773	4.14%
Total	$68,719	3.34%	$3,751	3.06%	$594,617	4.22%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2021 that are contractually due after September 30, 2022.

	Due After September 30, 2022
	Fixed	Adjustable	Total
	(In thousands)

One-to-four-family residential	$123,439	$77,148	$200,587
Commercial real estate	37,648	222,787	260,435
Construction	461	498	959
Home equity lines of credit	163	11,358	11,521
Commercial business	32,155	11,990	44,145
Other	44	3,522	3,566

Total	$193,910	$327,303	$521,213

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2021, $203.0 million, or 34.2% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from attorneys, real estate brokers, and local builders and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank does not originate or purchase “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage loans. At September 30, 2021, non-performing residential mortgage loans totaled $1.2 million, or 0.57% of the total residential loan portfolio. Interest income of $55,000 would have been recorded on non-performing residential mortgage loans for the year ended September 30, 2021 if they had been current in accordance with their original terms. During the year ended September 30, 2021, there were no charge-offs against the allowance for loan loss for impaired residential real estate loans while $1,000 was recovered from prior year charge-offs.

We also originate home equity loans secured by residences located in our market area. The underwriting standards we use for home equity loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is 80%. Home equity loans are generally offered with fixed rates of interest with the loan amount not to exceed $500,000 and with terms of up to 30 years. There were no non-performing home equity loans and there were no charge-offs against the allowance for loan loss for impaired home equity loans while $1,000 was recovered from prior year charge-offs for the year ended September 30, 2021.

We offer fixed-rate mortgage loans with terms of either 10, 15, 20 or up to 30 years. While these loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. There were no fixed-rate mortgage loans sold to Freddie Mac during the year ended September 30, 2021 and there were no loans were held for sale at September 30, 2021.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. There were no residential mortgage loans purchased during the year ended

September 30, 2021. We underwrite purchased residential mortgage loans using the same criteria as if we were originating the loans.

At September 30, 2021, we had $125.9 million of fixed-rate residential mortgage loans, which represented 62.0% of our total residential mortgage loan portfolio. At September 30, 2021, our largest fixed-rate residential mortgage loan was $1.8 million. The loan was performing in accordance with its repayment terms at September 30, 2021.

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

Due to historically low interest rate levels, borrowers generally have preferred fixed-rate mortgage loans in recent years. Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing. However, these loans have other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. The maximum periodic and lifetime interest rate adjustments also may limit the effectiveness of adjustable-rate mortgage loans during periods of rapidly rising interest rates.

At September 30, 2021, adjustable-rate residential mortgage loans totaled $77.1 million, or 38.0% of our total residential mortgage loan portfolio. The largest adjustable-rate residential mortgage loan was for $2.5 million. The loan was performing in accordance with its repayment terms at September 30, 2021.

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

Commercial Real Estate Loans. We also originate commercial real estate loans, most of which are secured by properties located in our primary market area. At September 30, 2021, $280.8 million, or 47.2%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings and retail facilities. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable-rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $13.0 million. At September 30, 2021, our largest commercial real estate loan was $12.0 million to finance the purchase of a nursing and rehabilitation home in Edison, New Jersey. The loan amount was 65% of the lower of the purchase price, which was lower than the appraised value. The loan was performing in accordance with its terms at September 30, 2021.

Non-performing commercial real estate loans decreased $1.1 million, or 51.4%, to $1.1 million at September 30, 2021 from $2.2 million at September 30, 2020. During the year ended September 30, 2021, there was one charge-off totaling $51,000 against the allowance for loan loss and there were no recoveries of prior year charge-offs. Interest income of $97,000 would have been recorded on non-performing commercial real estate loans for the year ended September 30, 2021 if they had been current in accordance with their original terms. All other loans secured by commercial real estate were performing in accordance with their terms.

Construction Loans. We also originate construction loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2021, our construction loans totaled $20.4 million, or 3.4% of total loans.

At September 30, 2021, construction loans for the development of one-to four-family residential properties totaled $10.9 million. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2021, construction loans for the development of commercial properties totaled $9.1 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

At September 30, 2021, construction loans for the development of town homes, condominiums and apartment buildings totaled $358,000. The maximum loan-to-value ratio limit applicable to these loans is 70% of the appraised value of the property. We may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $13.0 million. At September 30, 2021, our largest outstanding construction loan was a $2.8 million loan to finance the construction of a single-family home in Colts Neck, New Jersey. The loan has been past due greater than 90 days since the Bank declined to renew the loan upon its maturity in January 2018. At September 30, 2021, the Bank was in the process of foreclosing on the real estate collateral securing the loan as well as pursuing the personal guarantors of the loan. At September 30, 2021, there were a total of two non-performing construction loan totaling $4.6 million. Interest income of $327,000 would have been recorded on these non-performing construction loans for the year ended September 30, 2021, if they had been current in accordance with their original term. During the year ended September 30, 2021, there were no charge-offs against the allowance for loan loss and there were no recoveries from prior year charge-offs.

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

Commercial Business Loans. At September 30, 2021, our commercial business loans totaled $68.7 million, or 11.6% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

Included in commercial business loans are SBA 7(a) loans, on which the SBA provides guarantees of up to 75% (90% during the COVID-19 pandemic) of the principal balance (85% for loans under $150,000). These loans are made for the purposes of providing working capital and financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the Company’s market place. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value ratio, lower debt service coverage ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start-up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The guaranteed portions of the Company’s SBA loans are generally sold in the secondary market.

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

The Bank participated in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred through the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). The Company originated 350 loans totaling $56.0 million under the CARES Act, all of which were repaid during the year ended September 30, 2021. The Company expects the majority of these loans to be approved for full forgiveness by the SBA.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid Act”) extended the SBA’s authority to guarantee “Second Draw” PPP loans, under generally the same terms and conditions available under the First Draw program. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. We originated 212 Second Draw PPP loans totaling $35.3 million. The contractual term of the loans is five years, although the Company expects the majority of these loans to be approved for full forgiveness by the SBA. At September 30, 2021, the Company held 111 Second Draw PPP loans totaling $25.1 million.

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $13.0 million. At September 30, 2021, our largest commercial business loan was a $6.0 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its repayment terms at September 30, 2021. At September 30, 2021, one commercial business loan totaling $1.3 million was non-performing. Interest income of $75,000 would have been recorded on non-performing commercial business loans for the year ended September 30, 2021 if the loan had been current in accordance with its original term. During the year ended September 30, 2021, there were no charge-offs against the allowance for loan loss for impaired commercial business loans and there were $96,000 in recoveries from prior year charge-offs.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2021, these loans totaled $17.9 million, or 3.0% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $13.0 million. At September 30, 2021, our largest home equity line of credit loan was $1.4 million. The loan was performing according to its terms at September 30, 2021. At September 30, 2021, there were no charge-offs to home equity lines of credit, while there was $1,000 recovered from a prior year charge-off.

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

At September 30, 2021, stock-secured loans totaled $3.8 million, or 0.6% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital. At September 30, 2021, loans totaling $3.5 million, or 0.6% of our loan portfolio, were secured by the common stock of Johnson & Johnson a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2021, the aggregate loan-to-value ratio of the stock-secured portfolio was 13.6%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of selling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2021.

At September 30, 2021, we were servicing SBA-guaranteed and commercial participation loans sold in the amount of $24.2 million and $11.4 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2021, we had $28.4 million of loan participation interests in which we were the lead lender, and $17.6 million in loan participations in which we were not the lead lender. There were no commercial real estate loan participations originated during the year ended September 30, 2021 in which we were not the lead lender. We have entered into certain loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2021, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2021, we originated $31.3 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans and $60.5 million of fixed-rate and adjustable-rate commercial real estate loans. The fixed-rate loans are primarily loans with terms of 30 years or less. We also originated $47.9 million of commercial business loans (which includes $25.1 million of PPP loans), $9.5 million of construction loans, and $9.8 million of home equity lines of credit and other loans.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2021, we had $6.7 million of one-to four-family residential mortgage loans that were serviced by other lenders.

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

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. The table includes troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) for each date presented.

	September 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$1,152	$905	$114	$138	$1,663
Commercial real estate	1,079	2,219	2,652	455	482
Construction	4,580	5,141	2,900	—	—
Home equity lines of credit	—	—	—	90	—
Commercial business	1,349	1,467	1,228	223	213
Total non-accrual loans	8,160	9,732	6,894	906	2,358
Accruing loans three months or more past due:
One-to four-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Total loans three months or more past due	—	—	—	—	—
Total non-performing loans	8,160	9,732	6,894	906	2,358
Other real estate owned	636	2,594	7,528	8,586	11,056
Total non-performing assets	8,796	12,326	14,422	9,492	13,414
Performing troubled debt restructurings	340	220	363	—	182
Performing troubled debt restructurings
and total non-performing assets	$9,136	$12,546	$14,785	$9,492	$13,596
Ratios:
Total non-performing loans to total loans	1.37%	1.59%	1.32%	0.18%	0.50%
Total non-performing loans and performing
troubled debt restructurings to total loans	1.43%	1.63%	1.39%	0.18%	0.54%
Total non-performing assets to total assets	1.14%	1.63%	2.29%	1.52%	2.22%
Total non-performing assets and performing
troubled debt restructurings to total assets	1.18%	1.66%	2.35%	1.52%	2.25%

Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2021, our portfolio of commercial business, commercial real estate and construction loans totaled $369.9 million, or 62.2% of our total loans, compared to $377.4 million, or 61.7% of our total loans, at September 30, 2020.

Additional interest income of approximately $555,000 and $508,000 would have been recorded during the fiscal years ended September 30, 2021 and 2020, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. There were two new TDR loans totaling $340,000 during the fiscal year ended September 30, 2021 that were performing in accordance with their restructured terms at September 30, 2021. For comparison purposes, there was one TDR loan totaling $220,000 during the fiscal year ended September 30, 2020.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2021
One-to four-family residential	—	$—	4	$1,152	4	$1,152
Commercial real estate	—	—	3	1,079	3	1,079
Construction	—	—	2	4,580	2	4,580
Commercial business	—	—	1	1,349	1	1,349
Total	—	$—	10	$8,160	10	$8,160

At September 30, 2020
One-to four-family residential	—	$—	3	$905	3	$905
Commercial real estate	2	886	8	2,219	10	3,105
Construction	—	—	3	5,141	3	5,141
Commercial business	1	129	3	1,467	4	1,596
Total	3	$1,015	17	$9,732	20	$10,747

At September 30, 2019
One-to four-family residential	—	$—	1	$114	1	$114
Commercial real estate	1	58	4	2,652	5	2,710
Construction	—	—	1	2,900	1	2,900
Commercial business	—	—	2	1,228	2	1,228
Total	1	$58	8	$6,894	9	$6,952

At September 30, 2018
One-to four-family residential	—	$—	1	$138	1	$138
Commercial real estate	—	—	3	455	3	455
Home equity lines of credit	—	—	3	90	3	90
Commercial business	—	—	2	223	2	223
Total	—	$—	9	$906	9	$906

At September 30, 2017
One-to four-family residential	1	$127	8	$1,663	9	$1,790
Commercial real estate	—	—	3	482	3	482
Home equity lines of credit	1	192	—	—	1	192
Commercial business	1	80	1	213	2	293
Total	3	$399	12	$2,358	15	$2,757

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held $636,000 of OREO properties at September 30, 2021, a decrease of $2.0 million from $2.6 million at September 30, 2020.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review at September 30, 2021, classified assets consisted of $7.7 million in special mention loans, $9.2 million in substandard loans, and $636,000 in substandard OREO.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2021 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the NJDBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The provision for loan losses decreased $37,000 to $1.6 million for the year ended September 30, 2021 compared to $1.7 million for the year ended September 30, 2020. The decrease was attributable to contraction in net total loans receivable, offset by adjustments to historical loss factors for economic conditions relating to the COVID-19 pandemic.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)

Balance at beginning of period	$6,400	$4,888	$4,200	$3,475	$3,056

Charge-offs:
One-to four-family residential	—	—	—	213	295
Commercial real estate	51	—	1	—	23
Construction	—	65	—	—	—
Commercial business	—	204	100	170	672
Other	1	—	—	3	—
Total charge-offs	52	269	101	386	990

Recoveries:
One-to four-family residential	1	9	120	87	35
Commercial real estate	—	5	—	23	—
Construction	—	—	—	3	12
Home equity lines of credit	1	1	1	1	15
Commercial business	96	100	—	—	4
Total recoveries	98	115	121	114	66

Net charge-offs (recoveries)	(46)	154	(20)	272	924
Provision for loan losses	1,629	1,666	668	997	1,343

Balance at end of period	$8,075	$6,400	$4,888	$4,200	$3,475

Ratios:
Net charge-offs (recoveries) to average loans outstanding	-0.01%	0.03%	0.00%	0.06%	0.20%
Allowance for loan losses to total non-performing loans	98.96%	65.76%	70.90%	463.57%	147.37%
Allowance for loan losses to total loans	1.36%	1.05%	0.93%	0.82%	0.73%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2021
One-to four-family residential	$1,136	14.07%	34.20%
Commercial real estate	3,744	46.36%	47.20%
Construction	594	7.36%	3.40%
Home equity lines of credit	232	2.87%	3.00%
Commercial business	2,046	25.34%	11.60%
Other	15	0.19%	0.60%
Unallocated	308	3.81%	0.00%
Total allowance for loan losses	$8,075	100.00%	100.00%

At September 30, 2020
One-to four-family residential	$1,035	16.17%	34.41%
Commercial real estate	3,232	50.49%	40.59%
Construction	672	10.50%	4.62%
Home equity lines of credit	179	2.80%	3.17%
Commercial business	1,034	16.16%	16.52%
Other	1	0.02%	0.68%
Unallocated	247	3.86%	0.00%
Total allowance for loan losses	$6,400	100.00%	100.00%

At September 30, 2019
One-to four-family residential	$731	14.95%	36.41%
Commercial real estate	2,066	42.28%	44.46%
Construction	511	10.45%	5.44%
Home equity lines of credit	138	2.82%	3.41%
Commercial business	1,184	24.23%	9.32%
Other	8	0.16%	0.95%
Unallocated	250	5.11%	0.00%
Total allowance for loan losses	$4,888	100.00%	100.00%

At September 30, 2018
One-to four-family residential	$687	16.36%	36.15%
Commercial real estate	1,540	36.67%	42.80%
Construction	493	11.74%	5.93%
Home equity lines of credit	109	2.60%	3.51%
Commercial business	1,151	27.40%	10.40%
Other	25	0.60%	1.20%
Unallocated	195	4.63%	0.00%
Total allowance for loan losses	$4,200	100.00%	100.00%

At September 30, 2017
One-to four-family residential	$587	16.89%	37.62%
Commercial real estate	1,277	36.75%	43.70%
Construction	490	14.10%	4.77%
Home equity lines of credit	57	1.64%	3.91%
Commercial business	956	27.51%	8.67%
Other	6	0.17%	1.32%
Unallocated	102	2.94%	0.00%
Total allowance for loan losses	$3,475	100.00%	100.00%

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

At September 30, 2021, our securities portfolio totaled $70.6 million, or 9.1% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2021, $57.7 million of our securities were classified as held-to-maturity and reported at amortized cost, and $12.9 million were classified as available-for-sale and reported at fair value. At September 30, 2021, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2021, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $65.3 million, or 92.5% of our total securities portfolio. Of this amount, $52.8 million were mortgage-backed securities and $12.5 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2021, our mortgage-backed securities, including CMOs, totaled $53.0 million, or 75.1% of our total securities portfolio. Included in this balance was a $242,000 mortgage-backed security issued by a private issuer. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

Mortgage-backed pass through securities are created by pooling mortgages and issuing a security with an interest rate less than the interest rate on the underlying mortgages. Mortgage-backed pass through securities represent a participation interest in a pool of single-family or multi-family mortgages. As loan payments are made by the borrowers, the principal and interest portion of the payment is passed through to the investor as received. CMOs are also backed by mortgages, however they differ from mortgage-backed pass through securities because the principal and interest payments on the underlying mortgages are structured so that they are paid to the security holders of pre-determined classes or tranches at a faster or slower pace. The receipt of these principal and interest payments, which depends on the estimated average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. Mortgage-backed securities and CMOs generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 1.83% at September 30, 2021. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2021 was $53.0 million, which was $166,000 less than the amortized cost. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2021, the Bank held one corporate note issued by Wells Fargo Bank at its amortized value totaling $3.0 million. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2021, we held no equity securities other than $1.7 million in Federal Home Loan Bank of New York (“FHLBNY”) stock. The investment in FHLBNY stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the FHLBNY are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following tables set forth the composition of our securities portfolio (excluding FHLBNY common stock) at the dates indicated.

	At September 30,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$179	$186	$350	$364	$480	$495
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,922	12,741	9,092	9,194	14,663	14,708
Debt securities	—	—	5,000	5,003	1,500	1,500
Total securities available for sale	$13,101	$12,927	$14,442	$14,561	$16,643	$16,703

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$574	$549	$1,453	$1,431	$445	$391
Mortgage backed securities-commercial	703	703	775	775	842	836
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	38,596	38,623	20,456	21,150	22,363	22,592
Debt securities	12,498	12,342	4,500	4,485	2,468	2,478
Private label mortgage-backed securities-residential	242	248	259	254	363	370
Obligations of state and political subdivisions	2,047	2,013	—	—	—	—
Corporate securities	3,000	2,804	3,000	2,804	3,000	2,677
Total securities held to maturity	$57,660	$57,282	$30,443	$30,899	$29,481	$29,344

Total investment securities:	$70,761	$70,209	$44,885	$45,460	$46,124	$46,047

At September 30, 2021, a total of 36 securities with an aggregate fair value of $53.7 million had gross unrealized losses of $1.0 million, or approximately 1.9% of fair value. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2021 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	September 30, 2021
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$—	—%	$—	—%	$—	—%	$179	3.50%	$179	3.50%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	—	—%	—	—%	1,593	1.73%	11,329	1.64%	12,922	1.65%
Total securities available for sale	$—	—%	$—	—%	$1,593	1.73%	$11,508	1.66%	$13,101	1.67%
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	—	—%	$—	—%	—	—%	$574	2.91%	$574	2.91%
Mortgage-backed securities - commercial	—	—%	—	—%	703	0.66%	—	—%	703	0.66%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	—	—%	3,900	2.35%	7,009	1.87%	27,687	1.82%	38,596	1.88%
Debt securities	—	—%	6,498	0.56%	6,000	0.83%	—	—%	12,498	0.69%
Private label mortgage-backed securities - residential	—	—%	—	—%	—	—%	242	2.29%	242	2.29%
Obligations of state and political subdivisions	—	—%	—	—%	1,531	1.89%	516	2.00%	2,047	1.91%
Corporate securities	—	—%	—	—%	3,000	1.03%	—	—%	3,000	1.03%
Total securities held to maturity	$—	—%	$10,398	1.23%	$18,243	1.34%	$29,019	1.85%	$57,660	1.58%

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

Deposits. Our deposits are generated primarily from customers within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2021, we had $6.0 million in brokered deposits, compared to $9.4 million at September 30, 2020.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2021, $116.9 million, or 18.3% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2021			2020			2019
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$181,975	28.44%	0.00%	$163,562	26.45%	0.00%	$106,422	20.08%	0.00%
Savings accounts	81,724	12.77%	0.17%	74,923	12.12%	0.26%	70,598	13.32%	0.67%
NOW accounts	71,325	11.15%	0.12%	65,447	10.58%	0.32%	48,164	9.09%	0.59%
Money market accounts	187,898	29.37%	0.22%	188,023	30.41%	0.47%	188,115	35.49%	1.35%
Certificates of deposit	101,888	15.92%	0.94%	110,650	17.89%	1.49%	100,016	18.87%	1.97%
Retirement accounts	15,004	2.35%	1.05%	15,725	2.54%	1.51%	16,760	3.16%	1.62%

Total deposits	$639,814	100.00%	0.27%	$618,330	100.00%	0.51%	$530,075	100.00%	1.04%

At September 30, 2021 and 2020, the aggregate amount of uninsured deposits (which are deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $41.7 million and $52.7 million, respectively. At September 30, 2021 and September 30, 2020, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the maturity of our uninsured certificates of deposit at September 30, 2021.

At September 30,
2021
(In thousands)
Maturity Period:
Three months or less	$24,257
Over three through six months	2,279
Over six through twelve months	5,126
Over twelve months	10,039

Total	$41,701

At September 30, 2021, $72.8 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2021	2020	2019
	(In thousands)

Beginning balance	$454,768	$423,653	$425,392
Net deposits before interest credited	877	26,494	(7,454)
Interest credited	2,194	4,621	5,715

Ending balance	$457,839	$454,768	$423,653

Borrowings. Borrowings decreased $44.0 million, or 65.4%, to $23.4 million at September 30, 2021 from $67.4 million at September 30, 2020. The Bank repaid all $36.9 million in Paycheck Protection Program Liquidity Facility (“PPPLF”) advances to the Federal Reserve Bank during the year ended September 30, 2021 that were used to fund Round 1 PPP loans. The Bank did not utilize the PPPLF to fund its Round 2 PPP loans. FHLBNY advances decreased $7.1 million to $23.4 million at September 30, 2021 from $30.5 million at September 30, 2020 as deposit inflows were used to repay maturing long-term advances.

The borrowings represent 3.5% of total liabilities and had a weighted average interest rate of 2.13% at September 30, 2021. Based on eligible collateral pledged to the FHLBNY at September 30, 2021, we had an aggregate borrowing capacity of $151.2 million with the FHLBNY.

Long-term FHLBNY advances as of September 30, 2021 mature as follows (in thousands):

Year Ending September 30,

2022	$10,731
2023	4,741
2024	4,384
2025	3,500
2026	—
Thereafter	—
$23,356

The Bank is also able to borrow funds from an overnight line of credit with the FHLBNY. The Bank did not access the line of credit at any time during the years ended September 30, 2021 and 2020.

Subsidiary Activities

Magyar Investment Company is a New Jersey investment corporation subsidiary for the purpose of buying, selling and holding investment securities. The income earned on Magyar Investment Company’s investment securities are subject to a lower state tax than that assessed on income earned on investment securities maintained at Magyar Bank.

Hungaria Urban Renewal, LLC is a Delaware limited-liability corporation established in 2002 as a qualified intermediary operating for the purpose of acquiring and developing Magyar Bank’s main office. In 2006, Magyar Bank acquired a 100% interest in Hungaria Urban Renewal, LLC, which has no other business other than owning Magyar Bank’s main office site. As part of a tax abatement agreement with the City of New Brunswick, Magyar Bank’s new office will remain in Hungaria Urban Renewal, LLC’s name.

Magyar Service Corporation, a New Jersey corporation, is a wholly owned subsidiary of Magyar Bank. Magyar Service Corporation offers Magyar Bank customers and others a complete range of non-deposit investment products and financial planning services, including insurance products, fixed and variable annuities, and retirement planning for individual and commercial customers.

Employees and Human Capital Resources

At September 30, 2021 we employed 94 full-time employees and 7 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, our branches and operations centers remained open and in-person during the year ended September 30, 2021. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a minimum.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2021, 27% of our current staff had been with us for fifteen years or more.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Magyar Bancorp, Inc. and Magyar Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The most recent audit of Magyar Bank’s federal tax returns by the Internal Revenue Service was for the period ended September 30, 2015. The audit did not result in any material adjustments to the Company’s tax returns or the Company’s financial statements. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Magyar Bancorp, Inc. or Magyar Bank.

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

At September 30, 2021, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Net Operating Loss Carryovers. At September 30, 2021, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2021, the Company did not have any federal or state net operating loss carry forwards available to offset future taxable income for tax reporting purposes.

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

State Taxation

New Jersey State Taxation. The income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. For the tax years ending after July 31, 2019, New Jersey tax law requires members of an affiliated group where there is common ownership to calculate their corporation business tax on a combined or consolidated basis. Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corporation, and Magyar Investment Company have filed a New Jersey tax return on a consolidated basis for the year ended September 30, 2020 and intend to file on a consolidated basis for the year ended September 30, 2021.

Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corporation, and Magyar Investment Company are not currently under audit with respect to their New Jersey income tax returns. Their respective state tax returns have not been audited within the past three years.

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

SUPERVISION AND REGULATION

General

Magyar Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Magyar Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the FDIC as deposit insurer and its primary federal regulator. Magyar Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Magyar Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Any change in such laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on Magyar Bank and Magyar Bancorp, Inc. and their operations and stockholders.

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

Examination and Enforcement. The NJDBI may examine Magyar Bank whenever it deems an examination advisable. The NJDBI examines Magyar Bank at least every three years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner also has authority to appoint a conservator or receiver for a savings bank under certain circumstances such as insolvency or unsafe or unsound condition to transact business.

Federal Banking Regulation

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets, and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

On April 9, 2020, the Federal Reserve Board, the OCC, and the FDIC issued an interim final rule to allow banking organizations to exclude from regulatory capital measures any exposures pledged as collateral for a non-recourse loan from the Federal Reserve. Since PPPLF extensions of credit are non-recourse, PPP loans pledged to the PPPLF qualify for exclusion under the interim final rule.

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

At September 30, 2021, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 15.74%, total capital to risk-based assets was 16.99%, and Tier 1 capital to total assets leverage ratio was 10.18%.

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

Federal Home Loan Bank System. Magyar Bank is a member of the Federal Home Loan Bank system, which consists of eleven regional federal home loan banks, each subject to supervision and regulation by the Federal Housing Finance Board. The federal home loan banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. Magyar Bank, as a member of the FHLBNY, is required to purchase and hold shares of capital stock in the FHLBNY in specified amounts.

As of September 30, 2021, Magyar Bank was in compliance with these requirements.

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

Deposit Insurance. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The FDIC’s assessment system is based on each institution’s total assets less tangible capital, and ranges from 1.5 to 40 basis points. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the institution’s probability of failure over a three-year period.

In June 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in certain COVID-19 liquidity facilities. The FDIC will generally remove the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution’s total assessment amount for the increase in its assessment base attributable to participation in the PPP.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

Transactions with Affiliates of Magyar Bank. Magyar Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Magyar Bancorp, Inc.. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Magyar Bank is in compliance with these requirements.

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

Community Reinvestment Act and Fair Lending Laws. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighbourhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA. Among other things, the current CRA regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

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

Consumer Protection. Magyar Bank and Magyar Bancorp are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach Bliley Act, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Consumer Financial Protection Bureau also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The failure to comply with these laws could result in enforcement actions by the federal banking agencies, as well as other federal regulatory agencies and the Department of Justice.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, and in each billing statement, for negative amortization loans and hybrid adjustable-rate mortgages. The Economic Growth Act included provisions that ease certain requirements related to mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.

Privacy Regulations. Federal regulations generally require that Magyar Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Magyar Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Except as otherwise required or permitted by law, Magyar Bank is prohibited from disclosing such information. Magyar Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2021, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). Bank holding companies are generally subject to consolidated capital requirements established by the FRB. Bank holding companies under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action provisions of the Dodd-Frank Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See “Federal Banking Regulation—Prompt Corrective Action.” If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

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

Acquisition of Magyar Bancorp, Inc. Under federal law and under the New Jersey Banking Act, no person may acquire control of Magyar Bancorp, Inc. without first obtaining approval of such acquisition of control by the FRB and the Commissioner.

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

We Are a Community Bank and Our Ability to Maintain Our Reputation is Critical to the Success of Our Business. The Failure to do so May Adversely Affect Our Performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers or otherwise, our business and operating results may be materially adversely affected.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2021, the fair value of our total securities portfolio was $70.2 million. The unrealized net loss on securities totaled $1.0 million on a pre-tax basis at September 30, 2021.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2021, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $895,000, or 3.5%, increase in net interest income in the first year following the change in interest rates, and a $1.8 million, or 7.2%, increase in net interest income in the second year following the change in interest rates. At September 30, 2021, in the event of an immediate 100 basis point decrease in interest rates, the model projects that we would experience a $1.1 million, or 4.5%, decrease in net interest income in the first year following the change in interest rates, and a $1.7 million, or 7.0%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2021, our available-for-sale securities portfolio at fair value totaled $12.9 million, which consisted entirely of mortgage-backed securities. To the extent interest rates decrease and the value of our available-for-sale portfolio increases, our stockholders’ equity will be affected accordingly.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2021, our portfolio of commercial business and commercial real estate loans totaled $349.6 million (including $25.1 million in PPP loans), or 58.8% of our total loans, compared to $349.1 million (including $56.0 million in PPP loans), or 57.1% of our total loans at September 30, 2020 and $281.3 million, or 53.8% of our total loans at September 30, 2019. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2021, our non-performing commercial business and commercial real estate loans were $2.4 million and $3.7 million, respectively, at September 30, 2021 and 2020.

Because the repayment of commercial business and commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. The allowance for loan losses increased by $1.7 million during the year ended September 30, 2021 to $8.1 million from $6.4 million for the year ended September 30, 2020. The increases were attributable to net growth in non-PPP loans and higher adjustments to the historical loss factors for economic conditions relating to the COVID-19 pandemic. The allowance for loan losses as a percentage of non-performing loans increased to 99.0% at September 30, 2021 compared with 65.8% at September 30, 2020. At September 30, 2021 our allowance for loan losses as a percentage of total loans was 1.36%, compared with 1.05% at September 30, 2020.

Future increases in the allowance for loan losses may be necessary based on possible future increases in total loans receivable, increases in non-performing loans and charge-offs, deterioration of collateral values securing impaired real estate loans, and deterioration of the current economic environment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2021.

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

Risks Associated with Cyber-Security Could Negatively Affect Our Earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions. We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

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

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our offices as of September 30, 2021:

	Leased or	Original Year	Year of
Location	Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	—
New Brunswick, New Jersey, 08901

Full - Service Branches:
3050 State Route 27	Owned	1969	—
Kendall Park, New Jersey, 08824

596 Milltown Road	Leased	2002	2031
North Brunswick, New Jersey, 08902

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey, 08876

475 North Bridge Street	Leased	2010	2025
Bridgewater, New Jersey, 08807

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey, 08820

1199 Amboy Avenue	Leased	2017	2027
Edison, New Jersey, 08837

The net book value of our premises, land and equipment was approximately $14.3 million and $14.7 million at September 30, 2021 and 2020, respectively.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2021 was 482. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company has not historically paid a dividend to stockholders. However, on November 16, 2021, the Company declared a one-time special dividend of $0.12 per common share, payable December 14, 2021, to common shareholders of record at the close of business on November 30, 2021. In the future, the Company intends to consider adopting a regular cash dividend policy but no assurance can be given as to the timing of when or if any such regular dividend payments would commence. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Business- Supervision and Regulation- New Jersey Banking Regulation-Dividends.”

Other than its Employee Stock Ownership Plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. There were no stock options or shares of restricted stock available for issuance with respect to Magyar Bancorp’s equity compensation plans at September 30, 2021

(b)	The Company completed its second step conversion and related public stock offering on July 14, 2021. In the stock offering, the Company sold 3,910,000 shares of common stock at $10.00 per share in a subscription offering pursuant to a Registration Statement on Form S-1 (SEC File No. 333-254282), which was declared effective by the Securities and Exchange Commission on May 14, 2021. In addition, the Company issued 3,187,825 new shares of Company common stock in exchange for the 2,610,296 shares of common stock which were owned by shareholders other than Magyar Bancorp, MHC. As a result, the Company registered 7,098,070 shares pursuant to the Registration Statement. The subscription offering resulted in gross offering proceeds of approximately $39.1 million. The net offering proceeds (after payment of offering expenses) were approximately $37.4 million. From the net offering proceeds, the Company used $3.4 million to fund a loan to Magyar Bank’s employee stock ownership (which in turn used those funds to purchase 312,800 shares of common stock in the subscription offering), invested $18.7 million in Magyar Bank as additional capital, and retained $18.7 million for general corporate purposes. Keefe, Bruyette & Woods, Inc. served as marketing agent to the Company in connection with the subscription offering.
(c)	Share repurchases.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 91,000 shares had been repurchased as of July 13, 2021 at an average price of $8.41.

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of our common stock during the first year following the completion of its second-step conversion offering, which was completed on July 14, 2021. The Company did not repurchase any shares of its common stock during the fiscal year ended September 30, 2021.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magyar Bancorp, Inc. (the “Company”) is a Delaware-chartered stock holding company whose most significant business activity is ownership of 100% of the common stock of Magyar Bank. Magyar Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, into one-to four-family residential mortgage loans, multi-family and commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and construction loans. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

During the year ended September 30, 2021, the Company’s total assets grew $20.0 million, or 2.7%, to $774.0 million. The increase was attributable to a $25.6 million, or 56.8%, increase in investment securities and a $13.5 million, or 21.8%, increase in cash and cash equivalents, partially offset by a $17.8 million, or 3.0%, decrease in loans receivable, net of allowance for loan loss. The increase in cash and investments resulted from a $21.5 million increase in deposits during the year ended September 30, 2021 as well as a $30.9 million net reduction in PPP loan balances to $25.1 million at September 30, 2021 from $56.0 million at September 30, 2020. Stockholders’ equity increased $40.8 million, or 71.8%, to $97.6 million at September 30, 2021 from $56.9 million at September 30, 2020. The increase in stockholders’ equity was primarily attributable to $37.4 million raised from the Company’s stock offering/second step conversion, net of offering costs, as well as the Company’s results of operations and for the year ended September 30, 2021.

Total deposits increased $21.5 million, or 3.5%, to $639.8 million during the year ended September 30, 2021. The growth in deposits during the twelve months ended September 30, 2021 occurred in non-interest checking account balances, which increased $18.4 million, or 11.3%, to $182.0 million, in savings account balances, which increased $6.8 million, or 9.1%, to $81.7 million, and in interest-bearing checking account balances, which increased $5.9 million, or 9.0% to $71.3 million. Offsetting these increases was a $9.5 million, or 7.5%, decrease in certificates of deposit (including individual retirement accounts), to $116.9 million, and a $125,000, or 0.1%, decrease in money market account balances to $187.9 million.

The Company’s net income increased $3.9 million, or 179.5%, to $6.1 million during the year ended September 30, 2021 compared with net income of $2.2 million for the year ended September 30, 2020. The increase in net income was due to higher net interest and dividend income and higher non-interest income, partially offset by higher non-interest expenses.

Throughout fiscal 2022, we expect to continue increasing our commercial real estate and commercial business loans while managing non-interest expenses in an effort to increase profitability of the Company.

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

Impact of the Coronavirus/COVID-19 Pandemic

During 2020 and continuing into 2021, the extraordinary impact of the COVID-19 pandemic has created an unprecedented environment for consumers and businesses alike. To protect our employees and customers from potential exposure to the virus, all Magyar Bank lobbies and operational areas continue to observe best practice protocols to limit exposure and/or spread of the virus.

To assist our loan customers, Magyar Bank has offered loan payment deferrals to borrowers unable to make their contractual payments due to COVID-19. Loan payments are deferred until the contractual maturity of the loan. Deferral requests are considered on a case-by-case basis and are initially approved for a three-month period for principal and interest payments or for interest-only payments depending on the borrower’s circumstances. An additional three-month period is available for businesses that remain unable to operate and for consumers unable to make their mortgage or home equity payments due to COVID-19. Additional deferrals were considered for businesses experiencing a prolonged impact from the COVID-19 pandemic, such as the accommodation and food service industries. Magyar Bank’s loan portfolio does not have a significant exposure to the travel or entertainment industry.

Through September 30, 2021, we had modified 284 loans aggregating $150.9 million for the deferral of principal and/or interest payments. Of these loans, 56 loans totaling $28.1 million repaid their deferred payments in full and 227 loans aggregating $121.4 million had resumed making their contractual loan payments. One loan totaling $1.4 million was past its deferral period and delinquent at September 30, 2021. The Company was not deferring any additional loan payments due to the COVID-19 pandemic at September 30, 2021. Details with respect to loans with deferred payments as of September 30, 2021 and 2020 are as follows:

	Number of Loans	Balance	Weighted Average Interest Rate
September 30, 2021		(Dollars in thousands)
One-to-four family residential real estate (1)	75	$17,593	4.09%
Commercial real estate	122	95,847	4.69%
Construction	3	2,305	3.53%
Home equity lines of credit	6	896	4.33%
Commercial business	22	6,172	6.06%
Total	228	$122,813	4.65%
September 30, 2020
One- to four-family residential real estate (1)	94	$24,573	4.05%
Commercial real estate	145	115,358	4.76%
Construction	4	2,630	3.77%
Home equity lines of credit	8	1,238	4.24%
Commercial business	32	6,892	5.88%
Total	283	$150,691	4.67%

(1) Includes home equity loans.

The Bank participated in the PPP to provide liquidity using the SBA platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. We originated 350 “First Draw” loans totaling $56.0 million through June 30, 2021 for which we received $2.0 million in origination fees from the SBA. These fees are being amortized over the contractual term of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later. Through September 30, 2021, all First Draw loans totaling $56.0 million had been repaid.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid Act”) was signed into law, extending the SBA’s authority to guarantee “Second Draw” PPP loans, under generally the same terms and conditions available under the First Draw program, through March 31, 2021, subsequently extended by the Paycheck Protection Program Extension Act of 2021 to May 31, 2021. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. As of September 30, 2021, the Company originated 212 PPP loans totaling $35.3 million under the Economic Aid Act to its eligible customers, for which it received $1.5 million in origination fees from the SBA. These fees are being amortized over the contractual term of the loans, which is five years, or until the loan is repaid. The Economic Aid Act also expanded the eligible expenditures for which a business could use PPP proceeds for and provided for a simplified forgiveness application for PPP loans $150,000 or less. Through September 30, 2021, 101 loans totaling $10.2 million had been forgiven by the SBA, leaving 111 PPP loans totaling $25.1 million outstanding at September 30, 2021.

The Board of Governors of the Federal Reserve System created the Paycheck Protection Program Lending Facility (“PPPLF”) to facilitate lending by eligible financial institutions to small businesses under the PPP. Under the PPPLF, the Federal Reserve Bank of New York provided advances with a fixed interest rate of 0.35% to Magyar Bank on a non-recourse basis, taking PPP loans as collateral. In addition, the Federal Deposit Insurance Corporation allows Magyar Bank to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios. The Bank repaid all $36.9 million in PPPLF advances to the Federal Reserve Bank during the year ended September 30, 2021 that were used to fund First Draw PPP loans. The Bank did not utilize the PPPLF to fund its Second Draw PPP loans.

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

Comparison of Financial Condition at September 30, 2021 and September 30, 2020

Total Assets. Total assets increased $20.0 million, or 2.7%, to $774.0 million during the year ended September 30, 2021 compared with $754.0 million at September 30, 202. The increase was attributable to a $25.6 million, or 56.8%, increase in investment securities and a $13.5 million, or 21.8%, increase in cash and cash equivalents, offset by a $17.8 million, or 3.0%, decrease in loans receivable, net of allowance for loan loss. The increase in cash and investments resulted from a $21.5 million increase in deposits during the year ended September 30, 2021 as well as a $30.9 million net reduction in PPP loan balances to $25.1 million at September 30, 2021 from $56.0 million at September 30, 2020.

Loans Receivable. Total loan receivable decreased $16.7 million, or 2.7%, to $594.6 million at September 30, 2021 from $611.3 million at September 30, 2020. Total loans receivable at September 30, 2021 were comprised of $280.8 million (47.2%) in commercial real estate loans, $203.0 million (34.2%) in one- to four- family residential mortgage loans, $68.7 million (11.6%) in commercial business loans (including $25.1 million in PPP loans), $20.4 million (3.4%) in construction loans, and $21.7 million (3.6%) in home equity lines of credit and other loans. Total loans receivable at September 30, 2020 were comprised of $248.1 million (40.6%) in commercial real estate loans, $210.4 million (34.4%) in one- to four- family residential mortgage loans, $101.0 million (16.5%) in commercial business loans (including $56.0 million in PPP loans), $28.2 million (4.6%) in construction loans, and $23.5 million (3.9%) in home equity lines of credit and other loans.

Total non-performing loans decreased $1.5 million, or 16.2%, to $8.2 million at September 30, 2021 from $9.7 million at September 30, 2020. At September 30, 2021 our OREO consisted of one commercial real estate property totaling $268,000 and one assemblage of approved real estate lots/land totaling $368,000. The ratio of non-performing loans to total loans was 1.4% at September 30, 2021 compared to 1.6% at September 30, 2020.

Once a loan is deemed non-performing, the value of the collateral securing the loan must be assessed, which is typically done by obtaining an updated third-party appraisal. To the extent that the current appraised value of collateral is insufficient to cover a collateral-dependent loan, the Company reduces the balance of the loan via a charge to the allowance for loan loss.

Non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, increased $247,000, or27.3%, to $1.2 million at September 30, 2021 from $905,000 at September 30, 2020. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2021. During the year ended September 30, 2021, there were no charge-offs against the allowance for loan loss for residential real estate loans while $1,000 was recovered from prior year charge-offs.

Non-performing commercial real estate loans decreased $1.1 million, or 51.4%, to $1.1 million at September 30, 2021 from $2.2 million at September 30, 2020. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2021. During the year ended September 30, 2021 there was one charge-off totaling $51,000 against the allowance for loan loss and no recoveries of prior year charge-offs.

Non-performing commercial business loans decreased $118,000, or 8.0%, to $1.3 million at September 30, 2021 from $1.5 million at September 30, 2020. Magyar Bank had begun foreclosure proceedings on the collateral securing the $1.3 million loan at September 30, 2021.During the year ended September 30, 2021, there were no charge-offs, but there were $96,000 in recoveries from a prior year charge-off.

Non-performing construction loans decreased $561,000, or 10.9%, to $4.6 million at September 30, 2021 from $5.1 million at September 30, 2020. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2021. During the year ended September 30, 2021, there were no charge-offs or recoveries on construction loans.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable decreased to 1.43% at September 30, 2021 from 1.63% at September 30, 2020. The allowance for loan losses increased $1.7 million to $8.1 million, or 99.0% of non-performing loans, at September 30, 2021 compared with $6.4 million, or 65.8% of non-performing loans, at September 30, 2020. Provisions for loan loss during the year ended September 30, 2021 were $1.6 million while net recoveries were $46,000, compared with a provision of $1.7 million and net charge-offs of $154,000 for the prior year period. The allowance for loan losses was 1.36% and 1.05% of gross loans outstanding at September 30, 2021 and 2020, respectively.

Investment Securities. Investment securities increased $25.6 million, or 56.8%, to $70.6 million at September 30, 2021 from $45.0 million at September 30, 2020. Investment securities at September 30, 2021 consisted of $52.8 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $12.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $2.0 million in municipal bonds and $242,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2021.

Securities available-for-sale decreased $1.6 million, or 11.2%, to $12.9 million at September 30, 2021 from $14.6 million at September 30, 2020. The decrease was attributable to $6.9 million in principal repayments, $5.0 million in bonds called, and unrealized losses of $293,000, partially offset by purchases totaling $10.6 million during the year ended September 30, 2021.

Securities held-to-maturity increased $27.2 million, or 89.4%, to $57.7 million at September 30, 2021 from $30.4 million at September 30, 2020. The increase was the result of $38.9 million in security purchases, partially offset by $9.7 million in principal repayments and $2.0 million in bonds called during the year ended September 30, 2021.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and officers of Magyar Bank increased $317,000, or 2.3%, to $14.3 million at September 30, 2021 from $14.0 million at September 30, 2020. The increase was entirely due to the increase in cash surrender value of the policies, as the Company did not purchase any new bank-owned life insurance policies during the year ended September 30, 2021.

Other Real Estate Owned. OREO decreased $2.0 million, or 75.5%, to $636,000 at September 30, 2021 from $2.6 million at September 30, 2020. The decrease was due to the sale of four properties totaling $2.3 million, in addition to valuation allowances and other net reductions totaling $205,000. Offsetting these decreases were two additions totaling $547,000 during the year, both of which were sold.

The Company recorded $337,000 and $371,000 in valuation allowances against its OREO during the year ended September 30, 2021 and 2020, respectively, based on updated appraisals or executed contracts of sale. Further declines in real estate values may result in a charge to expense in the future.

OREO at September 30, 2021 consisted of one commercial real estate property totaling $268,000 and an assemblage of approved real estate lots/land totaling $368,000. All of the properties are listed for sale. The Bank is determining the proper course of action for its OREO, which may include holding the properties until the real estate market improves, marketing the properties for individual sale, or selling properties to an investor and/or developer.

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

Total deposits increased $21.5 million, or 3.5%, to $639.8 million at September 30, 2021 from $618.3 million at September 30, 2020. The increase in deposits during the twelve month ended September 30, 2021 occurred in non-interest checking account balances, which increased $18.4 million, or 11.3%, to $182.0 million, in savings account balances, which increased $6.8 million, or 9.1%, to $81.7 million, and in interest-bearing checking account balances, which increased $5.9 million, or 9.0% to $71.3 million. Offsetting these increases was a $9.5 million, or 7.5%, decrease in certificates of deposit (including individual retirement accounts), to $116.9 million, and a $125,000, or 0.1%, decrease in money market account balances to $187.9 million. Deposits accounted for 82.7% of assets and 109.3% of net loans receivable at September 30, 2021 compared with 82.0% of assets and 102.5% of net loans receivable at September 30, 2020, respectively.

Commercial and consumer deposit inflows were higher during this period from PPP loan disbursements, government stimulus programs, lower spending and customers’ preferences for liquidity during the ongoing COVID-19 pandemic.

At September 30, 2021, the Company held $6.0 million in brokered certificates of deposit, compared with $9.4 million at September 30, 2020. The $3.4 million decrease resulted from the repayment of $7.4 million in matured deposits, offset by one new $4.0 million during the year ended September 30, 2021.

The Company’s deposit strategy in 2021 focused on growing its non-interest checking account balances and reducing the overall cost of its interest-bearing accounts to offset declines in market interest rates.

Borrowed Funds. Borrowings decreased $44.0 million, or 65.4%, to $23.4 million at September 30, 2021 from $67.4 million at September 30, 2020. The decrease was primarily due to the repayment of all $36.9 million in Paycheck PPPLF advances to the Federal Reserve Bank during the year ended September 30, 2021 that were used to fund Round 1 PPP loans. FHLBNY advances decreased $7.1 million to $23.4 million at September 30, 2021 from $30.5 million at September 30, 2020 as deposit inflows were used to repay maturing term advances.

Stockholders’ Equity. Stockholders’ equity increased $40.8 million, or 71.8%, to $97.6 million at September 30, 2021 from $56.9 million at September 30, 2020. The increase in stockholders’ equity was primarily attributable to $37.4 million raised from the Company’s stock offering/second step conversion, net of offering costs, as well as the Company’s results of operations and for the year ended September 30, 2021.

The Company’s book value per share increased $3.98 during the year to $13.76 at September 30, 2021, based on total equity of $97.6 million and 7,097,825 shares outstanding. The Company’s book value per share was $9.78 at September 30, 2020, based on total equity of $56.9 million and 5,810,746 shares outstanding.

Comparison of Operating Results for the Years Ended September 30, 2021 and 2020

Net Income. The Company’s net income increased $3.9 million, or 179.5%, to $6.1 million during the year ended September 30, 2021 compared with $2.2 million for the year ended September 30, 2020 due to higher net interest and dividend income and higher non-interest income, partially offset by higher non-interest expenses.

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

During the year ended September 30, 2021, net interest and dividend income increased $4.2 million, or 19.5%, to $25.6 million compared to $21.4 million for the year ended September 30, 2020. Interest and dividend income increased $1.6 million, or 5.9%, to $28.5 million while interest expense decreased $2.6 million, or 46.7%, to $2.9 million.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2021, 2020 and 2019. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2021			2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$61,655	$88	0.14%	$35,612	$208	0.58%	$24,525	$510	2.08%
Loans receivable, net	605,176	27,551	4.55%	562,209	25,626	4.55%	516,076	25,154	4.87%
Securities
Taxable	55,487	789	1.42%	45,308	965	2.13%	55,133	1,290	2.34%
Tax-exempt (1)	410	7	1.64%	—	—	0.00%	—	—	0.00%
FHLBNY stock	1,925	95	4.94%	2,018	128	6.33%	2,162	149	6.88%
Total interest-earning assets	724,653	28,530	3.94%	645,147	26,927	4.16%	597,896	27,103	4.53%
Noninterest-earning assets	44,193			46,839			42,566
Total assets	$768,846			$691,986			$640,462

Interest-bearing liabilities:
Savings accounts (2)	$87,812	$155	0.18%	$72,290	$347	0.48%	$74,497	$493	0.66%
NOW accounts (3)	258,261	707	0.27%	241,508	2,105	0.87%	234,953	3,231	1.38%
Time deposits (4)	116,944	1,425	1.22%	127,576	2,318	1.81%	121,706	2,197	1.81%
Total interest-bearing deposits	463,017	2,287	0.49%	441,374	4,770	1.08%	431,156	5,921	1.37%
Borrowings	47,220	654	1.39%	45,647	743	1.62%	35,175	789	2.24%
Total interest-bearing liabilities	510,237	2,941	0.58%	487,021	5,513	1.13%	466,331	6,710	1.44%
Noninterest-bearing liabilities	188,084			148,080			119,384
Total liabilities	698,321			635,101			585,715
Retained earnings	70,525			56,885			54,747
Total liabilities and retained earnings	$768,846			$691,986			$640,462

Tax-equivalent basis adjustment		(2)			—			—
Net interest and dividend income		$25,587			$21,414			$20,393
Interest rate spread			3.36%			3.03%			3.09%
Net interest-earning assets	$214,416			$158,126			$131,565
Net interest margin (5)			3.53%			3.31%			3.41%
Average interest-earning assets to
average interest-bearing liabilities	142.02%			132.47%			128.21%

(1)    Calculated using the Company's 21% federal tax rate.

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

	September 30,
	2021 vs. 2020			2020 vs. 2019
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$95	$(215)	$(120)	$167	$(469)	$(302)
Loans	1,925	(0)	1,925	2,176	(1,704)	472
Securities
Taxable	188	(364)	(176)	(216)	(109)	(325)
Tax-exempt (1)	7	—	7	—	—	—
FHLBNY stock	(6)	(27)	(33)	(10)	(11)	(21)
Total interest-earning assets	2,209	(606)	1,603	2,117	(2,293)	(176)

Interest-bearing liabilities:
Savings accounts (2)	62	(254)	(192)	(14)	(132)	(146)
NOW accounts (3)	137	(1,535)	(1,398)	89	(1,215)	(1,126)
Time deposits (4)	(182)	(711)	(893)	121	0	121
Total interest-bearing deposits	17	(2,500)	(2,483)	196	(1,347)	(1,151)
Borrowings	24	(113)	(89)	202	(248)	(46)
Total interest-bearing liabilities	41	(2,613)	(2,572)	398	(1,595)	(1,197)
Increase (decrease) in tax equivalent
net interest income	$2,169	$2,006	$4,175	$1,719	$(698)	$1,021
Change in tax-equivalent basis adjustment			(2)			—
Increase in net interest income			$4,173			$1,021

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 5.9%, to $28.5 million for the year ended September 30, 2021 from $26.9 million for the year ended September 30, 2020. The average balance of interest-earnings assets between the two periods increased $79.5 million, or 12.3%, to $724.6 million from $645.1 million, while the yield on such assets decreased 22 basis points to 3.94% for the year ended September 30, 2021 from 4.16% for the year ended September 30, 2020.

Interest income on loans increased $1.9 million, or 7.5%, to $27.5 million for the year ended September 30, 2021 from $25.6 million for the year ended September 30, 2020, while the average balance of loans increased $43.0 million, or 7.6%, to $605.2 million from $562.2 million. The average yield on such loans was 4.55% at September 30, 2021 and 2020. The recognition of PPP loans fees totaling $2.0 million during the year ended September 30, 2021, compared with $335,000 for the year ended September 30, 2020, accounted for the majority of the increase in interest income between periods.

Interest earned on investment securities, including interest earned on deposits but excluding FHLBNY stock, decreased $291,000, or 24.8%, to $882,000 for the year ended September 30, 2021 from $1.2 million for the same period prior year. The decrease was attributable to a 70 basis point decrease in the average yield on investment securities and interest earned on deposits to 0.75% from 1.45%, partially offset by a $36.6 million, or 45.3%, increase in the average balance of investment securities and interest earning deposits to $117.5 million from $80.9 million during the year ended September 30, 2021.

Interest Expense. Interest expense decreased $2.6 million, or 46.7%, to $2.9 million for the year ended September 30, 2021 from $5.5 million for the year ended September 30, 2020. The average balance of interest-bearing liabilities increased $23.7 million, or 4.9%, to $510.7 million from $487.0 million between the two periods while the cost of such liabilities decreased 55 basis points to 0.58% for the year ended September 30, 2021 from 1.13% for the same period prior year due to the lower market interest rate environment.

The average balance of interest-bearing deposits increased $21.6 million, or 4.9%, to $463.0 million for the year ended September 30, 2021 from $441.4 million for the prior year while the average cost of such deposits decreased 59 basis points to 0.49% from 1.08%. Interest expense on deposits decreased $2.5 million, or 52.1%, to $2.3 million for the year ended September 30, 2021 from $4.8 million for the year ended September 30, 2020.

Interest expense on advances decreased $89,000, or 12.0%, to $654,000 for the year ended September 30, 2021 from $743,000 for the year ended September 30, 2020. The average cost of borrowings decreased 23 basis points to 1.39% for the year ended September 30, 2021 from 1.62% for the year ended September 30, 2020 while the average balance of borrowings increased $1.6 million to $47.2 million for the year ended September 30, 2021 from $45.6 million the prior year.

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

The provision for loan losses decreased $37,000 to $1.6 million for the year ended September 30, 2021 compared to $1.7 million for the year ended September 30, 2020. There were net recoveries of $46,000 during the year ended September 30, 2021 compared with net charge-offs of $154,000 for the year ended September 30, 2020.

Other Income. Other income increased $1.7 million, or 98.7%, to $3.4 million during the year ended September 30, 2021 compared with $1.7 million the prior year. Higher fees for other customer services, gains from the sale of loans, interest rate swap fees, and service charges accounted for the increase.

Fees for other customer services increased to $777,000 from fees earned from the Bank’s assistance with its local government’s Small Business Relief Grant program. The program was designed to assist small local businesses impacted by the COVID-19 pandemic. The Company received a fee of 3.0% of the grants it assisted with processing.

The Bank sells the guaranteed portion of its SBA loans in the secondary market. During the year ended September 30, 2021, $6.4 million in loans were sold, generating $749,000 in gains compared with sales of $3.6 million and $317,000 in gains for the twelve months ended September 30, 2020.

The Bank began offering a commercial loan swap product through a correspondent bank during its fiscal year 2021. During the twelve months ended September 30, 2021 the Company originated three commercial swap loans totaling $20.4 million, which generated $313,000 in interest rate swap fees.

The Bank assesses service charges for a variety of loan and deposit services. These services were negatively impacted by the COVID-19 induced economic shut-down during our fiscal year 2020. The re-opening of the economy in turn increased the services and correspondent service charges the Bank receives. In addition, the Bank received more prepayment penalties from commercial loan payoffs. Accordingly, service charges increased $242,000, or 26.9%, to $1.1 million for the year ended September 30, 2021, compared with $901,000 for the year ended September 30, 2020.

Other Expenses. Other expenses increased $289,000, or 1.6%, to $18.6 million for the year ended September 30, 2021 compared to $18.4 million for the year ended September 30, 2020. Higher compensation and benefit expenses, higher professional fees and higher other expenses were partially offset by lower OREO expenses, lower data processing expenses, and lower FDIC insurance assessments.

Compensation and benefit expenses increased $336,000, or 3.3%, to $10.6 million for the year ended September 30, 2021 from $10.3 million for the year ended September 30, 2020. Higher incentive accruals and employee benefit expenses accounted for the increase, partially offset by lower compensation expense due to lower staffing levels.

Professional fees include legal and consulting fees related to the collection and foreclosure of non-performing assets. These fees increased $161,000, or 10.3%, to $1.7 million for the year ended September 30, 2021, compared with $1.6 million for the year ended September 30, 2020. In addition, other expenses increased $165,000, or 11.4%, to $1.6 million for the year ended September 30, 2021, compared with $1.4 million for the year ended September 30, 2020. The increases were primarily attributable to temporary prior year reductions related to the COVID-19 pandemic in areas such as marketing and business development, contributions, and operating costs.

Offsetting the higher expenses were lower OREO expenses, data processing expenses, and FDIC insurance assessments. OREO expenses decreased $274,000, or 54.9%, to $225,000 from lower valuation allowances, higher gains on sales, and fewer properties compared with the prior year. Data processing expenses decreased $61,000, or 10.4%, to $528,000 from the extension and reduction in cost of the Bank’s core services provider contract. FDIC insurance assessments decreased $57,000, or 11.9%, to $422,000 from higher capital levels resulting from the Company’s stock offering completed in July of 2021 as well as higher income from operations and lower levels of non-performing assets.

Income Tax Expense. The Company recorded tax expense of $2.6 million on income of $8.7 million for the year ended September 30, 2021 compared with tax expense of $920,000 on income of $3.1 million for the year ended September 30, 2020. The higher income tax expense resulted from a $5.6 million increase in the Company’s results from operations.

The Company’s effective tax rate for the year ended September 30, 2021 was 29.9% compared with 29.6% for the year ended September 30, 2020.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the FHLBNY, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable rate home equity and short-term and medium-term fixed-rate commercial business loans. We began offering a commercial loan swap product in our fiscal year 2021 that allows the Bank to receive floating-rate interest loan payments while its borrowers pay a fixed rate of interest on their loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2021, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Increase
Interest rates	Estimated	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$26,218	$895	3.53%	$26,714	$1,800	7.22%
Unchanged	25,323	—	—	24,914	—	—
-100	24,191	(1,132)	-4.47%	23,167	(1,747)	-7.01%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, FHLBNY borrowings and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), plus our borrowing capacity from the FHLBNY and dividing the sum by total assets. At September 30, 2021, our liquidity ratio was 20.8% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $75.2 million compared with $61.7 million at September 30, 2020. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $12.9 million at September 30, 2020 compared with $14.6 at September 30, 2020. At September 30, 2021, we also had the ability to borrow $151.2 million from the FHLBNY compare with $141.8 million at September 30 2021. On that date, we had an aggregate of $23.4 million in advances outstanding and $40.0 million in municipal letters of credit outstanding with the FHLBNY. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2021, we had $23.7 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $63.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2021 totaled $72.8 million, or 11.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2022. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. We originated $159.0 million in loans (including $35.3 million in PPP loans) and we purchased $49.5 million of investment securities for the year ended September 30, 2021. Comparatively, we originated $145.9 million in loans (including $56.0 million in PPP loans) and purchased $19.8 million of investment securities for the year ended September 30, 2020.

Financing activities consist primarily of activity in deposit accounts and FHLBNY advances. We experienced a net increase in total deposits of $21.5 million, or 3.5%, to $639.8 million for the year ended September 30, 2021 compared with a net increase in total deposits of $88.3 million, or 16.6%, to $618.3 million for the year ended September 30, 2020. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $23.4 million and $30.5 million at September 30, 2021 and September 30, 2020, respectively. FHLBNY advances have primarily been used to fund loan demand.

In addition to borrowings, the Bank has the ability to raise deposits on the brokered market or through deposit listing services. At September 30, 2021, the Bank held $6.0 million in brokered deposits and $16.4 million from deposit listing services.

Magyar Bank is subject to various regulatory capital requirements, (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2021, Magyar Bank’s Tier 1 capital as a percentage of the Bank's average assets was 10.18% and the total qualifying capital as a percentage of risk-weighted assets was 16.99%.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2021. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
September 30, 2021	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)

Federal Home Loan Bank advances	$10,731	$9,125	$3,500	$—	$23,356
Operating leases	728	1,485	978	1,533	4,724
Total	$11,459	$10,610	$4,478	$1,533	$28,080

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Magyar Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or is required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of September 30, 2021 was $8.1 million. As described in Notes B and E to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $0.2 million and $7.9 million, respectively. The specific component relates to loans that are delinquent or otherwise identified as impaired by management. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis. The general loan loss allocation component is determined by segregating the remaining loans by type of loan, risk weighting, and payment history. This analysis establishes historical loss factors based on a five year look back period that are applied to the loan groups adjusted for the following qualitative factors: delinquency and non-accrual trends, volume and loan term trends, changes in the lending policy, national and local economic trends and conditions, changes in concentrations of credit, changes in risk selection and underwriting standards, the experience, ability and depth of lending management, and charge-off and recovery trends and trends in collateral value. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is often subjective in nature and the estimate is highly sensitive to changes in significant assumptions.

Our audit procedures related to the qualitative factors of the allowance for loan losses included the following, among others:
•	We obtained an understanding of how management developed the estimates and related assumptions, including:
–

Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

	–	Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Philadelphia, Pennsylvania

December 20, 2021

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,	September 30,
	2021	2020

Assets
Cash	$1,808	$1,494
Interest earning deposits with banks	73,393	60,232
Total cash and cash equivalents	75,201	61,726

Investment securities - available for sale, at fair value	12,927	14,561
Investment securities - held to maturity, at amortized cost (fair value of
$57,282 and $30,899 at September 30, 2021 and 2020, respectively)	57,660	30,443
Federal Home Loan Bank of New York stock, at cost	1,738	1,981
Loans receivable, net of allowance for loan losses of $8,075 and $6,400
at September 30, 2021 and 2020, respectively	585,301	603,110
Bank owned life insurance	14,288	13,971
Accrued interest receivable	3,533	4,030
Premises and equipment, net	14,331	14,746
Other real estate owned ("OREO")	636	2,594
Other assets	8,375	6,835
Total assets	$773,990	$753,997

Liabilities and Stockholders' Equity
Liabilities
Deposits	$639,814	$618,330
Escrowed funds	3,242	2,413
Borrowings	23,356	67,410
Accrued interest payable	85	191
Accounts payable and other liabilities	9,852	8,803
Total liabilities	676,349	697,147

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 and 1,000,000 shares authorized at September 30, 2021 and 2020, respectively, none issued	-	-
Common stock: $.01 Par Value, 14,000,000 and 8,000,000 shares authorized;
7,097,825 and 5,923,742 shares issued; 7,097,825 and 5,810,746 shares
outstanding at September 30, 2021 and 2020, respectively, at cost	71	59
Additional paid-in capital	63,713	26,294
Treasury stock: 112,996 shares, at cost	(1,242)	(1,242)
Unearned Employee Stock Ownership Plan shares	(3,235)	(65)
Retained earnings	39,281	33,161
Accumulated other comprehensive loss	(947)	(1,357)
Total stockholders' equity	97,641	56,850
Total liabilities and stockholders' equity	$773,990	$753,997

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Year
	Ended September 30,
	2021	2020

Interest and dividend income
Loans, including fees	$27,551	$25,626
Investment securities
Taxable	877	1,173
Tax-exempt	5	-
Federal Home Loan Bank of New York stock	95	128

Total interest and dividend income	28,528	26,927

Interest expense
Deposits	2,287	4,770
Borrowings	654	743

Total interest expense	2,941	5,513

Net interest and dividend income	25,587	21,414

Provision for loan losses	1,629	1,666

Net interest and dividend income after
provision for loan losses	23,958	19,748

Other income
Service charges	1,143	901
Income on bank owned life insurance	317	324
Fees for other customer services	777	-
Interest rate swap fees	313	-
Other operating income	110	106
Gains on sales of loans	749	317
Gains on sales of investment securities	-	68

Total other income	3,409	1,716

Other expenses
Compensation and employee benefits	10,619	10,283
Occupancy expenses	3,000	2,995
Professional fees	1,719	1,558
Data processing expenses	528	589
OREO expenses	225	499
FDIC deposit insurance premiums	422	479
Loan servicing expenses	318	308
Insurance expense	201	197
Other expenses	1,610	1,445
Total other expenses	18,642	18,353

Income before income tax expense	8,725	3,111

Income tax expense	2,605	921

Net income	$6,120	$2,190

Net income per share-basic and diluted	$1.01	$0.31

Weighted average basic and diluted shares outstanding	6,037,499	7,104,889

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Year
	Ended September 30,
	2021	2020

Net income	$6,120	$2,190
Other comprehensive income
Unrealized (loss) gain on securities available for sale	(293)	127
Reclassification adjustments for security gains included in net income	-	(68)
Defined benefit pension plan gain (loss)	893	(150)
Other comprehensive income (loss), before tax	600	(91)
Deferred income tax effect	(190)	64
Total other comprehensive income (loss)	410	(27)
Total comprehensive income	$6,530	$2,163

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Year Ended September 30, 2021 and 2020

(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2019	5,820,746	$59	$26,317	$(1,152)	$(214)	$30,971	$(1,330)	$54,651
Net income	—	—	—	—	—	2,190	—	2,190
Other comprehensive income	—	—	—	—	—	—	(27)	(27)
Purchase of treasury stock	(10,000)	—	—	(90)	—	—	—	(90)
ESOP shares allocated	—	—	(23)	—	149	—	—	126
Balance, September 30, 2020	5,810,746	$59	$26,294	$(1,242)	$(65)	$33,161	$(1,357)	$56,850
Net income	—	—	—	—	—	6,120	—	6,120
Other comprehensive income	—	—	—	—	—	—	410	410
Common stock acquired by ESOP	—	—	—	—	(3,272)	—	—	(3,272)
ESOP shares allocated	—	—	5	—	102	—	—	107
Second-step conversion and stock offering:
Magyar Bancorp, MHC shares sold in public offering, net of offering costs	3,910,000	12	37,414	—	—	—	—	37,426
Retirement of MHC shares	(3,200,450)	—	—	—	—	—	—	—
Fractional shares and other adjustments resulting from conversion of existing shares at 1.2213 exchange rate	577,529	—	—	—	—	—	—	—
Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2021	2020

Operating activities
Net income	$6,120	$2,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	835	854
Premium amortization on investment securities, net	167	107
Provision for loan losses	1,629	1,666
Provision for loss on other real estate owned	337	371
Originations of SBA loans held for sale	(6,386)	(3,623)
Proceeds from the sales of SBA loans	7,135	3,941
Gains on sale of loans	(749)	(317)
Gains on sales of investment securities	-	(68)
Gains on the sales of other real estate owned	(223)	(43)
Loss on the sale of premises and equipment	-	16
ESOP compensation expense	107	126
Deferred income tax benefit	(178)	(880)
Decrease (increase) in accrued interest receivable	497	(1,897)
Increase in surrender value of bank owned life insurance	(317)	(324)
(Increase) decrease in other assets	(1,551)	700
Decrease in accrued interest payable	(106)	—
Increase (decrease) in accounts payable and other liabilities	1,942	(2,005)
Net cash provided by operating activities	9,259	814

Investing activities
Net decrease (increase) in loans receivable	17,133	(72,887)
Purchases of loans receivable	(3,500)	(13,672)
Proceeds from the sale of loans receivable	2,000	—
Purchases of investment securities held to maturity	(38,907)	(10,226)
Purchases of investment securities available for sale	(10,561)	(9,557)
Sales of investment securities available for sale	—	6,073
Proceeds from calls of investment securities held to maturity	2,000	—
Proceeds from calls of investment securities available for sale	5,000	—
Principal repayments on investment securities held to maturity	9,595	9,206
Principal repayments on investment securities available for sale	6,830	5,704
Purchases of premises and equipment	(420)	(147)
Proceeds from the sale of premises and equipment	—	703
Investment in other real estate owned	(25)	(1)
Proceeds from other real estate owned	2,415	4,606
Redemption of Federal Home Loan Bank stock	243	241
Net cash used in investing activities	(8,197)	(79,957)

Financing activities
Net increase in deposits	21,484	88,255
Net proceeds from issurance of common stock	37,426	—
Purchase of common stock for ESOP	(3,272)	—
Net increase in escrowed funds	829	14
Proceeds from long-term advances	—	41,515
Repayments of long-term advances	(44,054)	(10,294)
Purchase of treasury stock	—	(90)
Net cash provided by financing activities	12,413	119,400
Net increase in cash and cash equivalents	13,475	40,257

Cash and cash equivalents, beginning of year	61,726	21,469

Cash and cash equivalents, end of year	$75,201	$61,726

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,047	$5,513
Income taxes	$2,750	$2,275
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$547	$—
Initial recognition of lease liability and right-of-use asset	$—	$3,835

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

NOTE A - ORGANIZATION

Magyar Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company. On July 14, 2021, the Company completed a second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure. Magyar Bancorp, MHC was the Company’s former mutual holding company parent prior to completion of the second-step conversion. In conjunction with the second-step conversion, Magyar Bancorp, MHC ceased to exist. During the second-step conversion, the Company sold, for gross proceeds of $39.1 million, a total of 3,910,000 shares of common stock at $10.00 per share. As part of the second-step conversion, each of the existing 5,810,746 outstanding shares of Magyar Bancorp, Inc. common stock owned by persons other than Magyar Bancorp, MHC was converted into 1.2213 shares of Company common stock. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 1.2213 exchange ratio, unless otherwise noted.

The Company owns 100% of the outstanding common stock of Magyar Bank (the “Bank”), a New Jersey-chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the central New Jersey area through its administrative office in New Brunswick, New Jersey and seven full-service branch offices in Middlesex and Somerset Counties in New Jersey. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the New Jersey Department of Banking and Insurance.

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

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

Premiums and discounts on all securities are amortized or accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments on mortgage-backed securities. Gain or loss on sales of securities is recognized on the specific identification method.

4. Regulatory Stock, at Cost

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. The Company invests in Federal Home Loan Bank of New York stock as required to support borrowing activities, as detailed in Note J to these consolidated financial statements. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges.

5. Loans and Allowance for Loan Losses

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

Income recognition of interest is discontinued when, in the opinion of management, the collectability of such interest becomes doubtful. A loan is generally classified as non-accrual when the scheduled payment(s) due on the loan is delinquent for more than 90 days. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable using the effective interest method.

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
September 30, 2021 and 2020

6. Premises and Equipment

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2021 and 2020.

7. Revenue Recognition

The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes earnings on bank-owned life insurance, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, commercial loan prepayment penalties and other miscellaneous services and transactions.

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

Revenue from contracts with customers included in service charges was $1.1 million and $901,000 for the years ended September 30, 2021 and 2020, respectively. Revenue from contracts with customers included in other operating income was $110,000 and $106,000 for the years ended September 30, 2021 and 2020, respectively.

For our contracts with customers, we satisfy our performance obligations each day as services are rendered. For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third party service provider as services are rendered.

During the year ended September 30, 2021, the Bank was awarded a contract to assist a local county with services related to a Small Business Relief Grant (“SBRG”) program from which the Bank recognized $777,000 as fees for other customer services. These services included the review of the applications, review of the required supporting documentation, including financial statements and tax returns, and the determination of whether or not the applicant qualified for the SBRG using the County’s eligibility criteria. The Bank applied the five-step approach outlined ASC Topic 606 to determine that there was a qualifying contract with specific services provided by the Bank for a fixed fee that was received and recognized for the completion of a specific performance obligation.

8. Other Real Estate Owned

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

The Company accounts for gains on sales of other real estate owned under ASC Topic 606 Revenue from Contracts with Customers, which uses a principles based methodology. As it pertains to the criteria for determining how a contract should be accounted for under the new guidance, judgment is required in evaluating if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance.

Operating expenses of holding real estate, net of related income, are charged against income as incurred. Losses on the disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

9. Pension and Postretirement Plans

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

10. Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. Income taxes are allocated based on the contribution of their respective income or loss to the consolidated income tax returns.

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

At September 30, 2021 and 2020, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties were recorded during the year ended September 30, 2021 and 2020. The tax years subject to examination by the taxing authorities are the years ended September 30, 2016 and forward.

11. Advertising Costs

The Company expenses advertising costs as incurred.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

12. Earnings Per Share

Basic income per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average common shares outstanding include shares allocated to the Employee Stock Ownership Plan.

Diluted income per share is calculated by adjusting the weighted average common shares outstanding to reflect the potential dilution that could occur using the treasury stock method if securities or other contracts to issue common stock, such as stock options and unvested restricted stock, were exercised and converted into common stock. The resulting shares issued would share in the earnings of the Company. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. In periods of loss, dilution is not calculated and diluted loss per share is equal to basic loss per share. As there were no stock options of grants outstanding at September 30, 2021 or September 30, 2020, there is no calculated dilution to the Company’s earnings per share.

The following table presents a calculation of basic and diluted earnings per share for the year ended September 30, 2021 and 2020. As a result of the second-step conversion, the number of shares for the year ended September 30, 2020 were adjusted to reflect the 1.2213 exchange ratio for comparative purposes.

	For the Years Ended September 30,
	2021			2020
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic and diluted EPS
Net income available to weighted average common shareholders	$6,120	6,037,499	$1.01	$2,190	7,104,889	$0.31

13. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the years ended September 30, 2021 and 2020 were as follows:

	September 30,
	2021			2020
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$(293)	$79	$(214)	$127	$(38)	$89
Reclassification adjustments for security gains included in net income(a) (b)	-	-	-	(68)	19	(49)
Defined benefit pension plan	893	(269)	624	(150)	83	(67)
Other comprehensive income (loss), net	$600	$(190)	$410	$(91)	$64	$(27)

(a)	Realized gains on securities transactions included in gains on sales of investment securities in the accompanying Consolidated Statements of Operations
(b)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Operations

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

The components of accumulated other comprehensive loss at September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In thousands)

Available-for-sale investments, net of tax	$(131)	$83
Defined benefit pension plan, net of tax	(816)	(1,440)
Total accumulated other comprehensive loss	$(947)	$(1,357)

14. Bank-Owned Life Insurance

The Company has purchased Bank-Owned Life Insurance policies (“BOLI”). BOLI involves the purchasing of life insurance by the Company on directors and officers of the Bank. The proceeds are used to help defray the costs of non-qualified compensation plans. The Company is the owner and beneficiary of the policies. BOLI is recorded on the Consolidated Balance Sheets at its cash surrender value and changes in the cash surrender value are recorded in other income in the Consolidated Statement of Operations.

15. Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit. Such financial instruments are recorded when they are funded. The Company does not engage in the use of derivative financial instruments. See Note Q, “Financial Instruments With Off-Balance Risk.”

16. Segment Reporting

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

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

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU removes the disclosures of 1) the amounts in accumulated other comprehensive income that the entity expects to recognize in net periodic benefit cost during the next fiscal year, 2) the amount and timing of plan assets expected to be returned to the employer and 3) certain related party disclosures. The ASU clarifies the disclosure requirements for the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The ASU adds disclosure requirements for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and for an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for public business entities in fiscal years ending after December 15, 2020 (Beginning October 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact this ASU will have, if any, on its consolidated financial condition or results of operations.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

18. Subsequent Events

On November 16, 2021, the Company declared a one-time special dividend of $0.12 per common share, payable December 14, 2021, to common shareholders of record at the close of business on November 30, 2021.

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

There was no stock option or stock award activity as of or during the years ended September 30, 2021 and 2020. Accordingly, there were no stock option or stock award expenses included with compensation expense for the years ended September 30, 2021 and 2020.

The Company completed its first stock repurchase program of 130,927 shares in November 2007 and announced in November 2007 a second repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, under which 91,000 shares had been repurchased as of September 30, 2021 at an average price of $8.41. The Company did not repurchase shares of its common stock during the fiscal year ended September 30, 2021. The Company repurchased 10,000 shares at an average price of $9.03 during the fiscal year ended September 30, 2020.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of our common stock during the first year following the completion of its second-step conversion offering, which was completed on July 14, 2021.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet certain eligibility requirements. The ESOP trust purchases shares of common stock in the open market using proceeds of a loan from the Company. The loan is secured by shares of the Company’s stock. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans.” As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

The Company’s ESOP (“2006 ESOP”) was established in 2006 as part of the Company’s initial public offering. The total cost of shares purchased by the 2006 ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The loan bore a variable interest rate that adjusted annually to Prime Rate (3.25% at January 1, 2021) with principal and interest payable annually in equal installments over thirty years. The 2006 ESOP loan was fully repaid during the year ended September 30, 2021.

In connection with the second-step conversion offering, and as previously disclosed, the ESOP trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering, or 312,800 shares (“2021 ESOP”). As a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the second-step conversion offering. Subsequent to the completion of the second-step conversion on July 14, 2021, the ESOP trustees purchased 304,377 shares of the Company’s common stock in the open market through September 30, 2021 for $3.2 million, reflecting an average cost per share of $10.75. Subsequently, the ESOP trustee purchased the remaining 8,423 shares of Company common stock by October 8, 2021. The 2021 ESOP loan bears a variable interest rate that adjusts annually to Prime Rate (3.25% at January 1, 2021) with principal and interest payable annually in equal installments over thirty years.

The Company's contribution expense for the ESOP was $107,000 and $126,000 for years ended September 30, 2021 and 2020, respectively.

The following table presents the components of the ESOP shares as of September 30, 2021:

Unreleased shares at September 30, 2020	14,757
Shares released for allocation during the year ended September 30, 2021	(14,757)
Shares purchased by ESOP trustee during the year ended September 30, 2021	304,377
Unreleased shares at September 30, 2021	304,377
Total released shares	217,863

Total ESOP shares	522,240

The aggregate fair value of the unreleased shares at September 30, 2021 was approximately $3.5 million.

NOTE D - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$179	$7	$—	$186
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	12,922	27	(208)	12,741
Total securities available for sale	$13,101	$34	$(208)	$12,927
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$574	$—	$(25)	$549
Mortgage-backed securities - commercial	703	—	—	703
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	38,596	416	(389)	38,623
Debt securities	12,498	—	(156)	12,342
Private label mortgage-backed securities - residential	242	6	—	248
Obligations of state and political subdivisions	2,047	—	(34)	2,013
Corporate securities	3,000	—	(196)	2,804
Total securities held-to-maturity	$57,660	$422	$(800)	$57,282
Total investment securities	$70,761	$456	$(1,008)	$70,209

	At September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$350	$14	$—	$364
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	$9,092	$108	$(6)	$9,194
Debt securities	5,000	3	—	5,003
Total securities available-for-sale	$14,442	$125	$(6)	$14,561
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$1,453	$11	$(33)	$1,431
Mortgage-backed securities - commercial	775	—	—	775
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	20,456	697	(3)	21,150
Debt securities	4,500	1	(16)	4,485
Private label mortgage-backed securities - residential	259	—	(5)	254
Corporate securities	3,000	—	(196)	2,804
Total securities held-to-maturity	$30,443	$709	$(253)	$30,899
Total investment securities	$44,885	$834	$(259)	$45,460

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The maturities of the debt securities, municipal bonds and certain information regarding to the mortgage-backed securities available-for-sale at September 30, 2021 are summarized in the following table:

September 30, 2021
(In thousands)
	Amortized	Fair
	Cost	Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential(1)	13,101	12,927
Commercial	—	—
Total	$13,101	$12,927

(1)

Available-for-sale mortgage-backed securities – residential include an amortized cost of $179,000 and a fair value of $186,000 for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $12.9 million and a fair value of $12.7 million. There were no residential mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises.

The maturities of the debt securities, municipal bonds and certain information regarding to the mortgage-backed securities held to maturity at September 30, 2021 are summarized in the following table:

	September 30, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	9,497	9,249
Due after 5 but within 10 years	7,532	7,405
Due after 10 years	516	505
Total debt securities	17,545	17,159

Mortgage backed securities:
Residential(1)	39,412	39,420
Commercial(2)	703	703
Total	$57,660	$57,282

(1)

Held-to-maturity mortgage-backed securities – residential include an amortized cost of $574,000 and a fair value of $549,000 for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $38.6 million and a fair value of $38.6 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $242,000 and a fair value of $248,000.

(2)

Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $703,000 and a fair value of $703,000 for obligations of U.S. government agencies issued by the Small Business Administration.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

There were no sales of securities from the available-for-sale portfolio during the year ended September 30, 2021 and $6.1 million in sales during the year ended September 30, 2020. There were no sales of securities from the held-to-maturity portfolio during the years ended September 30, 2021 and 2020. The net gain on sales of investment securities totaled $0 and $68,000 for the year ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and 2020, securities having an estimated fair value of approximately $30.9 million and $22.6 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2021 and 2020 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2021		(In thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$318	$(12)	$232	$(13)	$550	$(25)
Mortgage-backed securities - commercial	1	—	—	703	—	703	—
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	20	33,690	(539)	1,610	(58)	35,300	(597)
Debt securities	7	10,859	(139)	1,483	(17)	12,342	(156)
Obligations of state and political subdivisions	4	2,013	(34)	—	—	2,013	(34)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	36	$46,880	$(724)	$6,832	$(284)	$53,712	$(1,008)

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2020		(In thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	2	$—	$—	$284	$(33)	$284	$(33)
Mortgage-backed securities - commercial	1	—	—	775	—	775	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	2	2,854	(3)	533	(6)	3,387	(9)
Debt securities	2	2,484	(16)	—	—	2,484	(16)
Private label mortgage-backed securities - residential	1	254	(5)	—	—	254	(5)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	9	$5,592	$(24)	$4,396	$(235)	$9,988	$(259)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2021 and 2020.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,
	2021	2020
	(In thousands)

One-to four-family residential	$203,019	$210,360
Commercial real estate	280,848	248,134
Construction	20,350	28,242
Home equity lines of credit	17,930	19,373
Commercial business	68,719	100,993
Other	3,751	4,157
Total loans receivable	594,617	611,259
Net deferred loan costs	(1,241)	(1,749)
Allowance for loan losses	(8,075)	(6,400)

Total loans receivable, net	$585,301	$603,110

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $2.3 million and $2.5 million at September 30, 2021 and 2020, respectively. There were $31,000 and $400,000 in new loans or advances on existing lines of credit during the year ended September 30, 2021 and 2020, respectively. Total principal repayments were approximately $191,000 and $775,000 for the year ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and 2020, the Company was servicing loans for others amounting to approximately $39.3 million and $42.7 million, respectively. The Company held mortgage servicing rights in the amount of $4,000 and $12,000 at September 30, 2021 and 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $33,000 and $61,000 at September 30, 2021 and 2020, respectively.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: first lien, amortizing term loans, and the combination of second lien amortizing term loans and home equity lines of credit. The commercial loan segment is further disaggregated into three classes: loans secured by multifamily structures, loans secured by owner-occupied commercial structures, and loans secured by non-owner occupied nonresidential properties. The construction loan segment consists primarily of developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan. The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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
September 30, 2021 and 2020

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2021	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$2,711	$2,711	$2,711
Commercial real estate	—	—	2,270	2,270	2,270
Construction	2,835	224	1,745	4,580	4,645
Commercial business	—	—	1,507	1,507	1,507
Total impaired loans	$2,835	$224	$8,233	$11,068	$11,133

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2020	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$2,601	$2,601	$2,601
Commercial real estate	599	46	3,806	4,405	4,405
Construction	2,306	175	2,835	5,141	5,206
Commercial business	—	—	2,014	2,014	2,218
Total impaired loans	$2,905	$221	$11,256	$14,161	$14,430

The average recorded investment in impaired loans was $12.2 million and $11.7 million for the years ended September 30, 2021 and 2020, respectively. The Company’s impaired loans at September 30, 2021 include $8.2 million in delinquent loans and $2.9 million in performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. During the years ended September 30, 2021 and 2020, interest income of $139,000 and $142,000, respectively, was recognized for TDR loans while no interest income was recognized for delinquent non-accrual loans.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2021
One-to four-family residential	$200,510	$1,002	$1,507	$—	$203,019
Commercial real estate	272,408	6,679	1,761	—	280,848
Construction	15,770	—	4,580	—	20,350
Home equity lines of credit	17,930	—	—	—	17,930
Commercial business	67,360	10	1,349	—	68,719
Other	3,751	—	—	—	3,751
Total	$577,729	$7,691	$9,197	$—	$594,617

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2020
One-to four-family residential	$208,658	$—	$1,702	$—	$210,360
Commercial real estate	242,003	2,623	3,508	—	248,134
Construction	23,101	—	5,141	—	28,242
Home equity lines of credit	19,373	—	—	—	19,373
Commercial business	98,967	178	1,848	—	100,993
Other	4,157	—	—	—	4,157
Total	$596,259	$2,801	$12,199	$—	$611,259

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2021
One-to four-family residential	$201,868	$—	$—	$1,151	$1,151	$1,151	$203,019
Commercial real estate	279,769	—	—	1,079	1,079	1,079	280,848
Construction	15,770	—	—	4,580	4,580	4,580	20,350
Home equity lines of credit	17,930	—	—	—	—	—	17,930
Commercial business	67,370	—	—	1,349	1,349	1,349	68,719
Other	3,751	—	—	—	—	—	3,751
Total	$586,458	$—	$—	$8,159	$8,159	$8,159	$594,617

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2020
One-to four-family residential	$209,455	$—	$—	$905	$905	$905	$210,360
Commercial real estate	245,029	—	886	2,219	3,105	2,219	248,134
Construction	23,101	—	—	5,141	5,141	5,141	28,242
Home equity lines of credit	19,373	—	—	—	—	—	19,373
Commercial business	99,397	—	129	1,467	1,596	1,467	100,993
Other	4,157	—	—	—	—	—	4,157
Total	$600,512	$—	$1,015	$9,732	$10,747	$9,732	$611,259

The amount of interest income not recognized on non-accrual loans was approximately $555,000 and $508,000 for the years ended September 30, 2021 and 2020, respectively. At September 30, 2021 and September 30, 2020, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

Non-impaired credits are segregated for the application of qualitative factors. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint. Management maintained or increased several of these factors during the year ended September 30, 2021 due to the higher risk of credit loss resulting from the COVID-19 pandemic and its ongoing impact on borrowers and economic conditions.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2021 and 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Charge-offs	—	(51)	—	—	—	(1)	—	(52)
Recoveries	1	—	—	1	96	—	—	98
Provision (credit)	100	563	(78)	52	916	15	61	1,629
Balance-September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2019	$731	$2,066	$511	$138	$1,184	$8	$250	$4,888
Charge-offs	—	—	(65)	—	(204)	—	—	(269)
Recoveries	11	5	—	—	99	—	—	115
Provision (credit)	293	1,161	226	41	(45)	(7)	(3)	1,666
Balance-September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2021 and September 30, 2020:

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Individually evaluated
for impairment	—	—	224	—	—	—	—	224
Collectively evaluated
for impairment	1,136	3,744	370	232	2,046	15	308	7,851

Loans receivable:
Balance - September 30, 2021	$203,019	$280,848	$20,350	$17,930	$68,719	$3,751	$—	$594,617
Individually evaluated
for impairment	2,711	2,270	4,580	—	1,507	—	—	11,068
Collectively evaluated
for impairment	200,308	278,578	15,770	17,930	67,212	3,751	—	583,549

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Individually evaluated
for impairment	—	46	175	—	—	—	—	221
Collectively evaluated
for impairment	1,035	3,186	497	179	1,034	1	247	6,179

Loans receivable:
Balance - September 30, 2020	$210,360	$248,134	$28,242	$19,373	$100,993	$4,157	$—	$611,259
Individually evaluated
for impairment	2,601	4,405	5,141	—	2,014	—	—	14,161
Collectively evaluated
for impairment	207,759	243,729	23,101	19,373	98,979	4,157	—	597,098

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

There were two TDR loans during the year ended September 30, 2021 and one TDR loan during the year ended September 30, 2020. All TDR loans were performing in accordance with their restructured terms as September 30, 2021. The following tables summarizes the TDRs during the years ended September 30, 2021 and 2020:

	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
September 30, 2021	(Dollars in thousands)
One-to four-family residential	2	$330	$340

Total	2	$330	$340

	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
September 30, 2020	(Dollars in thousands)
Commercial business	1	$252	$220

Total	1	$252	$220

The Company offered loan payment deferrals to borrowers affected by COVID-19. Loan payment deferral requests were considered on a case-by-case basis and were approved for up to a six month period for principal and interest payments or for interest only payments, depending on the borrower’s circumstances. Through September 30, 2021, the Company had modified 284 loans aggregating $150.9 million for the deferral of principal and/or interest payments. Of these loans, at September 30, 2021, 227 loans aggregating $121.4 million had resumed making their contractual loan payments, 56 loans totaling $28.1 million repaid their deferred payments, and one loan totaling $1.4 million was delinquent more than 90 days and in the process of foreclosure. Details with respect to those loans that did not pay off or fully pay the deferred payments for the year ended September 30, 2021 and 2020 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

September 30, 2021	Number of Loans	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
One-to-four family residential real estate (1)	75	$17,593	4.09%
Commercial real estate	122	95,847	4.69%
Construction	3	2,305	3.53%
Home equity lines of credit	6	896	4.33%
Commercial business	22	6,172	6.06%
Total	228	$122,813	4.65%

September 30, 2020
One-to-four family residential real estate (1)	94	$24,573	4.05%
Commercial real estate	145	115,358	4.76%
Construction	4	2,630	3.77%
Home equity lines of credit	8	1,238	4.24%
Commercial business	32	6,892	5.88%
Total	283	$150,691	4.67%

(1)	Includes home equity loans.

Total loans pledged as collateral against FHLBNY borrowings were $192.6 million and $184.1 million as of September 30, 2021 and 2020, respectively.

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2021	2020
	(In thousands)

Loans	$3,421	$3,943
Investment securities	43	22
Mortgage-backed securities	69	65

Total accrued interest receivable	$3,533	$4,030

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2021	2020
		(In thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	21,678	21,622
Furniture, fixtures and equipment	5-10 years	3,562	3,407
		29,051	28,840
Less accumulated depreciation		(14,720)	(14,094)
Premises and equipment, net		$14,331	$14,746

For the years ended September 30, 2021 and 2020, depreciation expense included in occupancy expense amounted to approximately $835,000 and $854,000, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $636,000 of real estate owned properties at September 30, 2021 and $2.6 million at September 30, 2020. The Company incurred write-downs totaling $337,000 and $371,000 on these properties for the years ended September 30, 2021 and 2020, respectively. These amounts were carried as valuation allowances, unless the properties were sold. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2021	2020
	(In thousands)

Demand accounts	$181,975	$163,562
Savings accounts	81,724	74,923
NOW accounts	71,325	65,447
Money market accounts	187,898	188,023
Certificate of deposit	101,888	110,650
Retirement accounts	15,004	15,725
Total deposits	$639,814	$618,330

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a minimum denomination of $250,000 was approximately $378.5 million at September 30, 2021 compared with $365.6 million at September 30, 2020. The aggregate amount of certificate deposits, including individual retirement accounts with balance of $250,000 or more was $39.4 million at September 30, 2021 compared with $45.6 million at September 30, 2020.

At September 30, 2021, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

Year Ending September 30,
2022	$72,838
2023	17,130
2024	8,096
2025	6,226
2026 and after	12,602
Total	$116,892

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (“FHLBNY”) advances at September 30, 2021 and September 30, 2020 totaled approximately $23.4 million and $30.5 million, respectively. The weighted average interest rate on advances outstanding at September 30, 2021 and 2020 were 2.13% and 2.09%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential and commercial real estate mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2021 mature as follows (in thousands):

Year Ending September 30,
2022	$10,731
2023	4,741
2024	4,384
2025	3,500
2026	—
Thereafter	—
Total	$23,356

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2021 and 2020, the Company had available credit from the FHLBNY totaling $87.9 million and $61.3 million, respectively. The Company did not utilize its line of credit with the FHLBNY during the years ended September 30 2021 and 2020.

2. Federal Reserve Bank of New York Advances

The Company borrowed $36.9 million in Paycheck Protection Program Liquidity Facility advances from the Federal Reserve Bank of New York (“FRBNY”) during the year ended September 30, 2020. The interest rate on these advances was fixed at 0.35% and the advances were collateralized by Paycheck Protection Program loans. The advances were required to be repaid as PPP loans pledged as collateral were repaid or forgiven by the SBA. We repaid all $36.9 million in PPPLF advances during the year ended September 30, 2021.

3. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company did not have repurchase agreements outstanding at September 30, 2021 and September 30, 2020.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2021 were $7.1 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2020 were $3.9 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

Gains on sales of loans, representing the difference between the total sales price received for the loans and the allocated cost of the loans, are recognized when loans are sold and delivered to the purchasers. Loans are accounted for as sold when control of the loan is surrendered. Control over the loans is deemed surrendered when (1) the loans have been isolated from the Company, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the loans and (3) the Company does not maintain effective control over the loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the loans before maturity, or (b) the ability to unilaterally cause the buyer to return specific loans.

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2021 and 2020, the Company was servicing such sold mortgage loans in the amount of $3.7 million and $5.2 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in mortgage servicing rights during the years ended September 30, 2021 and 2020 are summarized as follows:

	September 30,
	2021	2020
	(In thousands)

Beginning balance	$12	$26
Origination of mortgage servicing rights	—	—
Amortization	(8)	(14)
Ending balance	$4	$12

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2021 and 2020, the Company was servicing SBA loans sold in the amount of $24.2 million and $22.2 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

NOTE L - INCOME TAXES

The Company’s income tax expense is comprised of the following components for the years ended September 30, 2021 and 2020:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

	For the Year Ended
	September 30,
	2021	2020
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%
for the year ended September 30, 2021 and 2020	$1,832	$653
State tax expense	772	323
Other	1	(55)
Income tax expense	$2,605	$921

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2021 and 2020 is as follows:

	September 30,
	2021	2020
	(In thousands)

Income tax expense at statutory rate	$1,832	$653
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	772	323
Tax-exempt income, net	(68)	(68)
Nondeductible expenses	26	18
Employee stock ownership plan	1	(5)
Other, net	42	—
Total income tax expense	$2,605	$921

The major sources of temporary differences and their deferred tax effect at September 30, 2021 and 2020 are as follows:

	September 30,
	2021	2020
	(In thousands)

Allowance for loan losses	$2,270	$1,799
Deferred loan fees	416	731
Unrealized loss, minimum pension liability	351	620
OREO	123	73
Straight line rent	101	110
Gross deferred tax asset	3,261	3,333

Depreciation	(874)	(872)
Discount accretion on investments	—	(61)
Employee benefits	(183)	(37)
Mortgage servicing rights	(1)	(3)
Gross deferred tax liability	(1,058)	(973)
Net deferred tax asset, included in other assests	$2,203	$2,360

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

There were no valuation allowances for the year ended September 30, 2021 and 2020. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.

The Bank’s statutory income tax rate in the State of New Jersey was 9.0% for the years ending September 30, 2021 and 2020. The State of New Jersey imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax is set at a rate of 2.5% and it currently effective through December 31, 2023. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense the years ended September 30, 2021 and 2020.

NOTE M - PENSION PLAN

The Company had a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees. On January 26, 2006, the Plan was frozen and amended to eliminate future benefit accruals after February 15, 2006.

Plan assets are invested in seven diversified investment funds of the Pentegra Retirement Trust, a no load series open-ended mutual fund. The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range). Risk/volatility is further managed by the distinct investment objectives of each of the funds and the diversification within each fund.

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2021 and September 30, 2020.

	September 30,
	2021	2020
	(In thousands)

Actuarial present value of benefit obligations	$4,926	$5,227

Change in benefit obligations
Projected benefit obligation, beginning	$5,227	$4,990
Interest cost	140	158
Actuarial (gain) loss	(242)	278
Annuity payments and lump sum distributions	(199)	(199)

Projected benefit obligation, end	$4,926	$5,227

Change in plan assets
Fair value of assets, beginning	$3,579	$3,581
Actual return on plan assets	661	172
Employer contributions	830	25
Annuity payments and lump sum distributions	(199)	(199)

Fair value of assets, end	$4,871	$3,579

Funded status included with other liabilities	$(55)	$(1,648)

Net pension cost for the years ended September 30, 2021 and 2020 included the following components:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

	September 30,
	2021	2020
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	140	158
Expected return on plan assets	(217)	(225)
Amortization of unrecognized net loss	206	181
Net pension cost	$129	$114

For the year ended September 30, 2021 and 2020, the weighted average discount rate used in determining the actuarial net periodic pension cost was 2.75% and 3.25%, respectively. For the year ended September 30, 2021 and 2020, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 3.00% and 2.75%, respectively.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges for the year ended September 30, 2021. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rate of return on assets were 6.00% for 2022 and 6.25% for 2021.

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2021 and 2020, by asset category are as follows:

	September 30,
	2021	2020

Equity securities	68%	64%
Debt securities (bond mutual funds)	31%	35%
Other (money market fund)	1%	1%
Total	100%	100%

The target asset allocation set for the assets of the Plan are in equity securities ranging from 50 percent to 75 percent and in debt securities ranging from 25 percent to 50 percent. In general, the Plan assets are investment securities that are well-diversified in terms of industry, capitalization and asset class. The Plan assets are mostly a mix of mutual funds indexed to the performance of Fortune 500 U.S. companies, debt securities held in bond funds, domestic and foreign common equity funds, and a money market fund. The Plan’s exposure to a concentration of credit risk is limited by the diversification of the investments into various investment options with multiple asset managers.

Expected Contributions

For the fiscal year ending September 30, 2022, the Company does not expect to contribute to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

October 1, 2021 through September 30, 2022	$234
October 1, 2022 through September 30, 2023	235
October 1, 2023 through September 30, 2024	247
October 1, 2024 through September 30, 2025	246
October 1, 2025 through September 30, 2030	260
October 1, 2026 through September 30, 2031	1,276
Total	$2,498

Included in the funded status of the Plan at September 30, 2021 and 2020, are actuarial losses of $1,167,000 and $2,060,000, respectively. These amounts are included, net of related income tax effects of $351,000 and $620,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity. During the year ending September 30, 2022, approximately $85,000 of the actuarial losses is expected to be amortized into net periodic pension expense.

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
	(In thousands)
At September 30, 2021
Investment Type
Mutual Funds- Equity
Large-Cap Value	$749	$749	$—	$—
Large-Cap Core	749	749	—	—
Mid-Cap Core	506	506	—	—
Small-Cap Core	481	481	—	—
Non-U.S. Core	838	838	—	—
Mutual Funds- Fixed Income
Intermediate Duration	665	665
Short-Duration Corporate	853	853	—	—
Cash Equivalents
Money Market	30	30	—	—
Total Investment	$4,871	$4,871	$—	$—

At September 30, 2020
Investment Type
Mutual Funds- Equity
Large-Cap Value	$468	$468	$—	$—
Large-Cap Core	576	576	—	—
Mid-Cap Core	220	220	—	—
Small-Cap Core	196	196	—	—
Non-U.S. Core	833	833	—	—
Mutual Funds- Fixed Income
Intermediate-Term Core	1,241	1,241	—	—
Cash Equivalents
Money Market	45	45	—	—
Total Investment	$3,579	$3,579	$—	$—

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

Equity and debt securities are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs).

NOTE N - NONQUALIFIED COMPENSATION PLAN

The Company maintains a Supplemental Executive Retirement Plan (“SERP”) for the benefit of its senior officers. In addition, the Company also adopted voluntary Deferred Income and Retirement Plans on behalf of its directors. The SERP provides the Company with the opportunity to supplement the retirement income of selected officers to achieve equitable wage replacement at retirement while the Deferred Income Plan provides participating directors with an opportunity to defer all or a portion of their fees into a tax deferred accumulation account for future retirement. The Director Retirement Plan enables the Company to reward its directors for longevity of service in consideration of their availability and consultation. The SERP is based upon achieving a total retirement benefit equal to a percentage of the participants’ final annual salary.

Under the Director Supplemental Retirement Income Plan (the “Plan”), directors are entitled to a benefit upon attainment of his/her benefit age. The directors will receive an annual amount in monthly installments based on his/her total Board and Committee fees in the twelve months prior to attainment of his/her benefit age. The amount will be ten percent (10%) plus two and one-half percent (2 1/2%) for each year of service as a Director, with a minimum of fifty percent (50%), provided the Director has served for at least five (5) years, and a maximum of sixty percent (60%). The maximum benefit increases for any Director serving as Chairman of the Board to seventy-five percent (75%).

The Company funds the plans through modified endowment contracts. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2021 and 2020, the Life Insurance Contracts had cash surrender values of approximately $14,288,000 and $13,971,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $232,000 and $175,000 to the plan for the years ended September 30, 2021 and 2020, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Operations.

NOTE P - COMMITMENTS

1.Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years indicated (in thousands):

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

September 30, 2022	$728
September 30, 2023	738
September 30, 2024	747
September 30, 2025	523
September 30, 2026	455
Thereafter	1,533
Total	$4,724

Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset, measured at the present value of the future minimum lease payments, at the lease commencement date.

The Company has operating leases for five branch locations. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to 10 additional years. Operating leases are recorded as ROU assets and lease liabilities and are included within Other assets and Accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement base on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate. The incremental borrowing rate used by the Company to value its operating leases is based on the interpolated term advance rate available from the FHLBNY, based on the remaining lease term.

The following table presents the balance sheet information related to our leases:

	September 30,	September 30,
	2021	2020
	(Dollars in thousands)

Operating lease right-of-use asset	$3,894	$3,240
Operating lease liabilities	$4,254	$3,631
Weighted average remaining lease term in years	7.7	7.5
Weighted average discount rate	2.2%	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

	September 30,	September 30,
	2021	2020
	(In thousands)
For the Year Ending:
2022	$728	$705
2023	738	595
2024	747	602
2025	523	602
2026	455	378
2027 and thereafter	1,533	1,150
Total lease payments	4,724	4,032
Less imputed interest	(470)	(401)
Present value of lease liabilities	$4,254	$3,631

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

Total rental expense, included in occupancy expense, was approximately $811,000 and $802,000 for the years ended September 30, 2021 and 2020, respectively.

2.Contingencies

The Company and its subsidiaries, from time to time, are a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2021 and 2020, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Bank executes with a third-party financial institution, such that the Bank minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The company had $300,000 in cash pledged for collateral on its interest rate swaps with financial institutions at September 30, 2021.

The following table presents summary information regarding these derivatives for September 30, 2021. There were no derivatives as of September 30, 2020.

	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
September 30, 2021
Classified in Other Assets:
Customer interest rate swaps	$20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$183
Classified in Other Liabilities:
3rd Party interest rate swaps	$20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$183

At September 30, 2021 and 2020, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

	September 30,
	2021	2020
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$2,901	$1,041
Unused lines of credit	63,798	78,632
Fixed rate loan commitments	9,156	5,240
Variable rate loan commitments	14,558	15,864
Total	$90,413	$100,777

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

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2021 and 2020:

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

September 30, 2021	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$186	—	$186	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,741	—	12,741	—
Total securities available for sale	$12,927	$—	$12,927	$—
Derivative assets	$183	—	$183	—
Total assets	$13,110	$—	$13,110	$—
Liabilities:
Derivative liabilities	$183	$—	$183	$—
Total Liabilities	$183	$—	$183	$—

September 30, 2020
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$364	$—	$364	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,194	—	9,194	—
Debt securities	5,003	—	5,003	—
Total securities available for sale	$14,561	$—	$14,561	$—
Total assets	$14,561	$—	$14,561	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2021 and 2020.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

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

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. Valuation write-downs totaling $337,000 were made to two properties held as other real estate owned during the year ended September 30, 2021. The properties were written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2021 and 2020:

	Total	Level 1	Level 2	Level 3
September 30, 2021	(In thousands)

Impaired loans	$11,134	$—	$—	$11,134
Other real estate owned	636	—	—	636
Total	$11,770	$—	$—	$11,770

September 30, 2020
Impaired loans	$11,874	$—	$—	$11,874
Other real estate owned	2,594	—	—	2,594
Total	$14,468	$—	$—	$14,468

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

September 30, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$11,134	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -42.8% (-15.3%)
Other real estate owned	$636	Appraisal of collateral (1)	Liquidation expenses (2)	-31.2% to -45.5% (-39.4%)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2021 and 2020

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2021 and September 30, 2020. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLBNY stock, bank owned life insurance, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
			(In thousands)
September 30, 2021
Financial instruments - assets
Investment securities held-to-maturity	$57,660	$57,282	$—	$57,282	$—
Loans	585,301	594,674	—	—	594,674
Financial instruments - liabilities
Certificates of deposit	116,892	118,144	—	118,144	—
Borrowings	23,356	23,753	—	23,753	—

September 30, 2020
Financial instruments - assets
Investment securities held-to-maturity	$30,443	$30,899	$—	$30,899	$—
Loans	603,110	617,418	—	—	617,418
Financial instruments - liabilities
Certificates of deposit	112,848	128,590	—	128,590	—
Borrowings	67,410	68,386	—	68,386	—

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
September 30, 2021 and 2020

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

As of September 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following tables set forth the Company’s and the Bank’s actual and required capital levels under those measures:

At September 30, 2021	Company	Bank	Required for capital adequacy purposes		To be well- capitalized under prompt corrective action provisions
Tier 1 leverage ratio	12.43%	10.18%	≥ 4.00%		≥	5.00%
CET1	19.19%	15.74%	≥ 7.00	%(1)	≥	6.50%
Tier 1 risk-based capital ratio	19.19%	15.74%	≥ 8.50	%(1)	≥	8.00%
Total risk-based capital ratio	20.44%	16.99%	≥ 10.50	%(1)	≥	10.00%

At September 30, 2020
Tier 1 leverage ratio	7.84%	8.30%	≥ 4.00%		≥	5.00%
CET1	11.84%	11.93%	≥ 7.00	%(1)	≥	6.50%
Tier 1 risk-based capital ratio	11.84%	11.93%	≥ 8.50	%(1)	≥	8.00%
Total risk-based capital ratio	13.09%	13.18%	≥ 10.50	%(1)	≥	10.00%

(1)	Includes 2.50% capital conservation buffer

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2021, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc.*(1)
3.2	Bylaws of Magyar Bancorp, Inc.*(2)
4.1	Form of Common Stock Certificate of Magyar Bancorp, Inc.*(2)
4.2	Description of the Capital Stock of Magyar Bancorp, Inc. *
10.1	Form of Employee Stock Ownership Plan*(2)
10.2	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics**(3)
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III**(3)
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs**(3)
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey**(3)
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik**(3)
10.7	Form of Change in Control Agreement for Executive Officers*(2)
10.8	Executive Supplemental Retirement Income Agreement for John Fitzgerald**(3)
10.9	Executive Supplemental Retirement Income Agreement for Jon Ansari**(3)
10.10	Employment Agreement for John Fitzgerald***(4)
10.11	Employment Agreement for Jon Ansari***(4)
10.12	Change in Control Agreement for Peter Brown (4)
10.13	Supplemental Executive Retirement Plan for John Fitzgerald****(5)
10.14	Supplemental Executive Retirement Plan for Jon Ansari****(5)
21	Subsidiaries of Registrant*(2)
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Inline XBRL Cover Page Interactive Data File
____________________________
*(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 12, 2021 and the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
**(3)	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
***(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254282), filed with the Securities and Exchange Commission on March 15, 2021.
****(5)	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no 000-51726), originally filed with the Securities and Exchange Commission on May 29, 2019.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 20, 2021	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 20, 2021
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 20, 2021
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 20, 2021
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 20, 2021
Andrew Hodulik

/s/ Martin A. Lukacs	Director	December 20, 2021
Martin A. Lukacs, D.M.D.

/s/ Joseph A. Yelencsics	Director	December 20, 2021
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 20, 2021
Edward C. Stokes, III