Form 10-Q
period 2021-12-31
Magyar Bancorp, Inc.
filed 2022-02-11
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Yes ☐   No ☑

The number of shares outstanding of the issuer's common stock at February 1, 2022 was 7,097,825.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2021	2021
	(Unaudited)
Assets
Cash	$2,141	$1,808
Interest earning deposits with banks	80,130	73,393
Total cash and cash equivalents	82,271	75,201

Investment securities - available for sale, at fair value	12,181	12,927
Investment securities - held to maturity, at amortized cost (fair value of $65,671 and $57,282 at December 31, 2021 and September 30, 2021, respectively)	66,467	57,660
Federal Home Loan Bank of New York stock, at cost	1,661	1,738
Loans receivable, net of allowance for loan losses of $8,228 and $8,075 at December 31, 2021 and September 30, 2021, respectively	574,266	585,301
Bank owned life insurance	17,375	14,288
Accrued interest receivable	3,584	3,533
Premises and equipment, net	14,199	14,331
Other real estate owned ("OREO")	649	636
Other assets	8,001	8,375
Total assets	$780,654	$773,990

Liabilities and Stockholders' Equity
Liabilities
Deposits	$647,675	$639,814
Escrowed funds	3,277	3,242
Borrowings	21,356	23,356
Accrued interest payable	81	85
Accounts payable and other liabilities	9,822	9,852
Total liabilities	682,211	676,349

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at December 31, 2021 and September 30, 2021, none issued	-	-
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 7,097,825 shares outstanding at December 31, 2021 and September 30, 2021, at cost	71	71
Additional paid-in capital	63,681	63,713
Treasury stock: 112,996 shares at cost	(1,242)	(1,242)
Unearned Employee Stock Ownership Plan shares	(3,240)	(3,235)
Retained earnings	40,160	39,281
Accumulated other comprehensive loss	(987)	(947)
Total stockholders' equity	98,443	97,641
Total liabilities and stockholders' equity	$780,654	$773,990

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended December 31,
	2021	2020
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,721	$6,751
Investment securities
Taxable	261	225
Tax-exempt	7	-
Federal Home Loan Bank of New York stock	20	25

Total interest and dividend income	7,009	7,001

Interest expense
Deposits	451	765
Borrowings	119	191

Total interest expense	570	956

Net interest and dividend income	6,439	6,045

Provision for loan losses	101	640

Net interest and dividend income after provision for loan losses	6,338	5,405

Other income
Service charges	257	293
Income on bank owned life insurance	87	78
Fees for other customer services	-	464
Interest rate swap fees	-	102
Other operating income	25	25
Gains on sales of loans	281	263

Total other income	650	1,225

Other expenses
Compensation and employee benefits	2,702	2,547
Occupancy expenses	739	725
Professional fees	387	528
Data processing expenses	134	132
Marketing and business development	125	44
OREO expenses	34	180
FDIC deposit insurance premiums	57	130
Loan servicing expenses	46	84
Other expenses	397	354
Total other expenses	4,621	4,724

Income before income tax expense	2,367	1,906

Income tax expense	674	569

Net income	$1,693	$1,337

Net income per share-basic and diluted	$0.25	$0.19

Weighted average basic and diluted shares outstanding	6,792,477	7,096,664

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Three Months Ended December 31,
	2021	2020
	(Unaudited)
Net income	$1,693	$1,337
Other comprehensive income
Unrealized loss on securities available for sale	(53)	(51)
Other comprehensive loss, before tax	(53)	(51)
Deferred income tax effect	13	15
Total other comprehensive loss	$(40)	$(36)
Total comprehensive income	$1,653	$1,301

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended December 31, 2021 and 2020

(In Thousands, Except for Share Amounts)

	Common Stock		Additional		Unearned		Accumulated Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641
Net income	-	-	-	-	-	1,693	-	1,693
Dividends paid on common stock ($0.12 per share)	-	-	-	-	-	(814)	-	(814)
Other comprehensive income	-	-	-	-	-	-	(40)	(40)
Common stock acquired by ESOP	-	-	-	-	(98)	-	-	(98)
ESOP shares allocated	-	-	(32)	-	93	-	-	61
Balance, December 31, 2021	7,097,825	$71	$63,681	$(1,242)	$(3,240)	$40,160	$(987)	$98,443

	Common Stock		Additional		Unearned		Accumulated Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2020	5,810,746	$59	$26,294	$(1,242)	$(65)	$33,161	$(1,357)	$56,850
Net income	-	-	-	-	-	1,337	-	1,337
Other comprehensive income	-	-	-	-	-	-	(36)	(36)
ESOP shares allocated	-	-	(15)	-	65	-	-	50
Balance, December 31, 2020	5,810,746	$59	$26,279	$(1,242)	$-	$34,498	$(1,393)	$58,201

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended December 31,
	2021	2020
	(Unaudited)
Operating activities
Net income	$1,693	$1,337
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation expense	209	207
Premium amortization on investment securities, net	58	33
Provision for loan losses	101	640
Provision for loss on other real estate owned	-	150
Originations of SBA loans held for sale	(2,437)	(2,513)
Proceeds from the sales of SBA loans	2,718	2,776
Gains on sale of loans receivable	(281)	(263)
Gains on the sales of other real estate owned	-	(1)
ESOP compensation expense	61	50
Deferred income tax expense (benefit)	26	(134)
Increase in accrued interest receivable	(51)	(66)
Increase in surrender value of bank owned life insurance	(87)	(78)
Decrease (increase) in other assets	360	(105)
Decrease in accrued interest payable	(4)	(39)
Increase in accounts payable and other liabilities	(30)	(351)
Net cash provided by operating activities	2,336	1,643

Investing activities
Net decrease in loans receivable	10,934	(3,940)
Purchases of investment securities held to maturity	(10,064)	(4,652)
Purchases of investment securities available for sale	-	(4,060)
Principal repayments on investment securities held to maturity	1,221	2,586
Principal repayments on investment securities available for sale	671	3,755
Purchase of bank owned life insurance	(3,000)	-
Purchases of premises and equipment	(77)	(68)
Investment in other real estate owned	(12)	(13)
Proceeds from other real estate owned	-	387
Redemption of Federal Home Loan Bank stock	77	-
Net cash (used in) provided by investing activities	(250)	1,875

Financing activities
Net increase (decrease) in deposits	7,861	(6,266)
Purchase of common stock for ESOP	(98)	-
Net increase in escrowed funds	35	242
Repayments of long-term advances	(2,000)	(7,150)
Cash paid on common stock dividends	(814)	-
Net cash provided by (used in) financing activities	4,984	(13,174)
Net increase (decrease) in cash and cash equivalents	7,070	(9,656)
Cash and cash equivalents, beginning of year	75,201	61,726
Cash and cash equivalents, end of year	$82,271	$52,070

Supplemental disclosures of cash flow information
Cash paid for
Interest	$575	$995

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

Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The September 30, 2020 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned (“OREO”), and the assessment of realizability of deferred income tax assets.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will be able to defer implementation of the new standard for a period of time. The Company did not early adopt as of December 31, 2021, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU removes the disclosures of 1) the amounts in accumulated other comprehensive income that the entity expects to recognize in net periodic benefit cost during the next fiscal year, 2) the amount and timing of plan assets expected to be returned to the employer and 3) certain related party disclosures. The ASU clarifies the disclosure requirements for the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The ASU adds disclosure requirements for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and for an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 was effective for the Company beginning October 1, 2021 and did not have a material impact on its consolidated financial condition or results of operations.

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

NOTE C – CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended December 31, 2021 and 2020. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods. As a result of the second-step conversion completed on July 14, 2021, the previously reported number of shares for the year ended December 31, 2020 were adjusted to reflect the 1.2213 exchange ratio for comparative purposes.

	For the Three Months Ended December 31,
	2021			2020
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(Dollars in thousands, except share and per share data)
Basic and diluted EPS
Net income available to weighted average common shareholders	$1,693	6,792,477	$0.25	$1,337	7,096,664	$0.19

There were no outstanding stock awards or options to purchase common stock at December 31, 2021 and 2020.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards for the three months ended December 31, 2021 and 2020. There were also no stock option and stock award expenses included with compensation expense for the three months ended December 31, 2021 and 2020.

The Company completed its first stock repurchase program of 130,927 shares in November 2007, and announced its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, in November 2007. Through December 31, 2021, the Company had repurchased a total of 91,000 shares of its common stock at an average cost of $8.41 per share under this program.

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of our common stock during the first year following the completion of its second-step conversion offering, which was completed on July 14, 2021. The Company did not repurchase any shares of its common stock during the three months ended December 31, 2021 and 2020. The Company held 112,996 total treasury stock shares at December 31, 2021.

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

The Company’s ESOP (“2006 ESOP”) was established in 2006 as part of the Company’s initial public offering. The total cost of the 217,863 shares purchased by the 2006 ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The 2006 ESOP loan was fully repaid during the year ended September 30, 2021, and all shares were allocated to participants.

In connection with the second-step conversion offering, the ESOP trustees purchased 8% of the shares sold in the offering, or 312,800 shares (“2021 ESOP”). As a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the second-step conversion offering. The total cost of the shares purchased by the 2021 ESOP trust was $3.4 million, reflecting an average cost per share of $10.77. The 2021 ESOP loan bears a variable interest rate that adjusts annually to Prime Rate (3.25% at January 1, 2022) with principal and interest payable annually in equal installments over thirty years.

The Company's contribution expense for the ESOP was $61,000 and $50,000 for the three months ended December 31, 2021 and 2020, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended December 31,
	2021			2020
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding loss arising during period on:
Available-for-sale investments	$(53)	$13	$(40)	$(51)	$15	$(36)

Other comprehensive loss, net	$(53)	$13	$(40)	$(51)	$15	$(36)

NOTE G – FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights, loans receivable and OREO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

December 31, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$12,181	$-	$12,181	$-
Debt securities	-	-	-	-
Total securities available for sale	12,181	-	12,181	-
Derivative assets	164	-	164	-
Total Assets	$12,345	$-	$12,345	$-

Liabilities:
Derivative liabilities	$164	$-	$164	$-
Total Liabilities	$164	$-	$164	$-

September 30, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$186	$-	$186	$-
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,741	-	12,741	-
Total securities available for sale	$12,927	$-	$12,927	$-
Derivative assets	183	-	183	-
Total assets	$13,110	$-	$13,110	$-

Liabilities:
Derivative liabilities	$183	$-	$183	$-
Total Liabilities	$183	$-	$183	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $3,000 and $4,000 at December 31, 2021 and September 30, 2021, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2021 and September 30, 2021.

December 31, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$10,506	$-	$-	$10,506
Other real estate owned	649	-	-	649
Total	$11,155	$-	$-	$11,155

September 30, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$11,134	$-	$-	$11,134
Other real estate owned	636	-	-	636
Total	$11,770	$-	$-	$11,770

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

December 31, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$10,506	Appraisal of collateral (1)	Appraisal adjustments (2)	-8.0% to -42.8% (-25.0%)
Other real estate owned	$649	Appraisal of collateral (1)	Liquidation expenses (2)	-31.2% to -45.5% (-39.4%)

September 30, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$11,134	Appraisal of collateral (1)	Appraisal adjustments (2)	-8.0% to -42.8% (-23.6%)
Other real estate owned	$636	Appraisal of collateral (1)	Liquidation expenses (2)	-31.2% to -45.5% (-39.4%)

(1)Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2021 and September 30, 2021. For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2021
Financial instruments - assets
Investment securities held to maturity	$66,467	$65,671	$-	$65,671	$-
Loans	574,266	579,562	-	-	579,562

Financial instruments - liabilities
Certificates of deposit including retirement certificates	97,002	97,937	-	97,937	-
Borrowings	21,356	21,520	-	21,520	-

September 30, 2021
Financial instruments - assets
Investment securities held-to-maturity	$57,660	$57,282	$-	$57,282	$-
Loans	585,301	594,674	-	-	594,674

Financial instruments - liabilities
Certificates of deposit	116,892	118,144	-	118,144	-
Borrowings	23,356	23,753	-	23,753	-

NOTE H – LEASES

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842). Topic 842 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset, measured at the present value of the future minimum lease payments, at the lease commencement date.

The Company holds operating leases for five branch locations. Our leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to 10 additional years. Operating leases are recorded as ROU assets and lease liabilities and are included within Other assets and Accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

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

At December 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities totaled $3.7 million and $4.1 million, respectively.

The following table presents the balance sheet information related to our leases:

	December 31, 2021	September 30, 2021
	(Dollars in thousands)

Operating lease right-of-use asset	$3,743	$3,894
Operating lease liabilities	$4,096	$4,254
Weighted average remaining lease term in years	7.5	7.7
Weighted average discount rate	2.2%	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

December 31, 2021
(In thousands)
For the Year Ending:
2022	$550
2023	738
2024	747
2025	523
2026	455
2027 and thereafter	1,533
Total lease payments	4,546
Less imputed interest	(450)
Present value of lease liabilities	$4,096

Total leases expense recorded on the Consolidated Statements of Income within Occupancy expense were $207,000 and $204,000 for the three months ended December 31, 2021 and 2020, respectively.

NOTE I – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at December 31, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$153	$5	$-	$158
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,255	23	(255)	12,023
Total securities available-for-sale	$12,408	$28	$(255)	$12,181
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,447	$1	$(25)	$3,423
Mortgage-backed securities - commercial	684	-	-	684
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	41,939	308	(560)	41,687
Debt securities	14,498	-	(307)	14,191
Private label mortgage-backed securities - residential	238	5	-	243
Obligations of state and political subdivisions	2,661	1	(22)	2,640
Corporate securities	3,000	-	(197)	2,803
Total securities held-to-maturity	$66,467	$315	$(1,111)	$65,671
Total investment securities	$78,875	$343	$(1,366)	$77,852

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The maturities of the debt securities, municipal bonds and certain information regarding the mortgage backed securities at December 31, 2021 are summarized in the following table:

	Amortized	Fair
	Cost	Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Residential	12,408	12,181
Commercial	-	-
Total	12,408	12,181

Securities held-to-maturity
Due within 1 year	$-	$-
Due after 1 but within 5 years	13,498	13,091
Due after 5 but within 10 years	6,146	6,035
Due after 10 years	515	508
Total debt securities	20,159	19,634

Mortgage-backed securities:
Residential	45,624	45,353
Commercial	684	684
Total	$66,467	$65,671

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$179	$7	$-	$186
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,922	27	(208)	12,741
Total securities available-for-sale	$13,101	$34	$(208)	$12,927
Securities-held to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$574	$-	$(25)	$549
Mortgage-backed securities - commercial	703	-	-	703
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	38,596	416	(389)	38,623
Debt securities	12,498	-	(156)	12,342
Private label mortgage-backed securities - residential	242	6	-	248
Corporate securities	3,000	-	(196)	2,804
Total securities held-to-maturity	$57,660	$422	$(800)	$57,282
Total investment securities	$70,761	$456	$(1,008)	$70,209

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at December 31, 2021 and September 30, 2021 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
December 31, 2021
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$2,952	$(3)	$401	$(22)	$3,353	$(25)
Mortgage-backed securities - commercial	1	-	-	684	-	684	-
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	24	42,010	(815)	-	-	42,010	(815)
Debt securities	8	9,774	(224)	4,417	(83)	14,191	(307)
Obligations of state and political subdivisions	4	2,022	(22)	-	-	2,022	(22)
Corporate securities	1	-	-	2,804	(197)	2,804	(197)
Total	41	$56,758	$(1,064)	$8,306	$(302)	$65,064	$(1,366)

September 30, 2021
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$318	$(12)	$232	$(13)	$550	$(25)
Mortgage-backed securities - commercial	1	-	-	703	-	703	-
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	33,690	(539)	1,610	(58)	35,300	(597)
Debt securities	7	10,859	(139)	1,483	(17)	12,342	(156)
Obligations of state and political subdivisions	4	2,013	(34)	-	-	2,013	(34)
Corporate securities	1	-	-	2,804	(196)	2,804	(196)
Total	36	$46,880	$(724)	$6,832	$(284)	$53,712	$(1,008)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At December 31, 2021 and September 30, 2021, there were 41 and 36, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2021 and September 30, 2021.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2021	2021
	(In thousands)

One-to-four family residential	$200,807	$203,019
Commercial real estate	278,989	280,848
Construction	24,282	20,350
Home equity lines of credit	17,667	17,930
Commercial business	58,320	68,719
Other	3,289	3,751
Total loans receivable	583,354	594,617
Net deferred loan costs	(860)	(1,241)
Allowance for loan losses	(8,228)	(8,075)

Total loans receivable, net	$574,266	$585,301

The Bank participated in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury under the Coronavirus Aid, Relief and Economic Security Act of 2020 (subsequently extended by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act) to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred through the date that the SBA remits the borrower’s loan forgiveness amount to the lender. Included in commercial business loans at December 31, 2021 were 52 PPP loans totaling $14.8 million compared with 111 PPP loans totaling $25.1 million at September 30, 2021. The Company expects most of these loans to be approved for full forgiveness by the SBA.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(In thousands)
December 31, 2021
One-to-four family residential	$-	$-	$2,217	$2,217	$2,217
Commercial real estate	-	-	2,202	2,202	2,202
Construction	2,835	224	1,745	4,580	4,645
Commercial business	-	-	1,506	1,506	1,506
Total impaired loans	$2,835	$224	$7,670	$10,505	$10,570

September 30, 2021
One-to-four family residential	$-	$-	$2,711	$2,711	$2,711
Commercial real estate	-	-	2,270	2,270	2,270
Construction	2,835	224	1,745	4,580	4,645
Commercial business	-	-	1,507	1,507	1,507
Total impaired loans	$2,835	$224	$8,233	$11,068	$11,133

The average recorded investment in impaired loans was $10.8 million and $13.7 million for the three months ended December 31, 2021 and 2020, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There were no TDRs during the three months ended December 31, 2021 and there was one TDR totaling $218,000 during the three months ended December 31, 2020.

The following tables present the average recorded investment in impaired loans for the three and nine months ended December 31, 2021 and 2020. There was no interest income recognized on impaired loans during the periods presented.

Three Months
Ended December 31, 2021
(In thousands)

One-to-four family residential	$2,464
Commercial real estate	2,236
Construction	4,580
Commercial business	1,507
Average investment in impaired loans	$10,787

Three Months
Ended December 31, 2020
(In thousands)

One-to-four family residential	$2,490
Commercial real estate	4,370
Construction	4,861
Commercial business	1,959
Average investment in impaired loans	$13,680

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2021
One-to-four family residential	$198,911	$997	$899	$-	$200,807
Commercial real estate	277,647	201	1,141	-	278,989
Construction	19,702	-	4,580	-	24,282
Home equity lines of credit	19,702	-	-	-	17,667
Commercial business	56,971	-	1,349	-	58,320
Other	3,289	-	-	-	3,289
Total	$574,187	$1,198	$7,969	$-	$583,354

September 30, 2021
One-to-four family residential	$201,512	$-	$1,507	$-	$203,019
Commercial real estate	272,408	6,679	1,761	-	280,848
Construction	15,770	-	4,580	-	20,350
Home equity lines of credit	17,930	-	-	-	17,930
Commercial business	67,360	10	1,349	-	68,719
Other	3,751	-	-	-	3,751
Total	$578,731	$6,689	$9,197	$-	$594,617

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
December 31, 2021
One-to-four family residential	$200,679	$-	$98	$30	$128	$30	$200,807
Commercial real estate	278,735	-	-	254	254	254	278,989
Construction	19,702	-	-	4,580	4,580	4,580	24,282
Home equity lines of credit	17,667	-	-	-	-	-	17,667
Commercial business	56,971	-	-	1,349	1,349	1,349	58,320
Other	3,289	-	-	-	-	-	3,289
Total	$577,043	$-	$98	$6,213	$6,311	$6,213	$583,354

September 30, 2021
One-to-four family residential	$201,868	$-	$-	$1,151	$1,151	$1,151	$203,019
Commercial real estate	279,769	-	-	1,079	1,079	1,079	280,848
Construction	15,770	-	-	4,580	4,580	4,580	20,350
Home equity lines of credit	17,930	-	-	-	-	-	17,930
Commercial business	67,370	-	-	1,349	1,349	1,349	68,719
Other	3,751	-	-	-	-	-	3,751
Total	$586,458	$-	$-	$8,159	$8,159	$8,159	$594,617

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

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2021 and 2020:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	52	-	-	-	-	-	52
Provision (credit)	(43)	(90)	130	-	83	(14)	35	101
Balance- December 31, 2021	$1,093	$3,706	$724	$232	$2,129	$1	$343	$8,228

Balance- September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	90	-	-	90
Provision (credit)	120	176	(202)	88	592	1	(135)	640
Balance- December 31, 2020	$1,155	$3,408	$470	$267	$1,716	$2	$112	$7,130

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2021 and September 30, 2021:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - December 31, 2021	$1,093	$3,706	$724	$232	$2,129	$1	$343	$8,228
Individually evaluated for impairment	-	-	224	-	-	-	-	224
Collectively evaluated for impairment	1,093	3,706	500	232	2,129	1	343	8,004

Loans receivable:
Balance - December 31, 2021	$200,807	$278,989	$24,282	$17,667	$58,320	$3,289	$-	$583,354
Individually evaluated for impairment	2,217	2,202	4,580	-	1,506	-	-	10,505
Collectively evaluated for impairment	198,590	276,787	19,702	17,667	56,814	3,289	-	572,849

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Individually evaluated for impairment	-	-	224	-	-	-	-	224
Collectively evaluated for impairment	1,136	3,744	370	232	2,046	15	308	7,851

Loans receivable:
Balance - September 30, 2021	$203,019	$280,848	$20,350	$17,930	$68,719	$3,751	$-	$594,617
Individually evaluated for impairment	2,711	2,270	4,580	-	1,507	-	-	11,068
Collectively evaluated for impairment	200,308	278,578	15,770	17,930	67,212	3,751	-	583,549

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

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the three months ended December 31, 2021, and there was one TDR totaling $218,000 during the three months ended December 31, 2020.

	Three Months Ended December 31, 2020
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to-four family residential	1	$218	$249

Total	1	$218	$249

NOTE L – DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2021	2021
	(In thousands)

Demand accounts	$182,411	$181,975
Savings accounts	86,698	81,724
NOW accounts	83,736	71,325
Money market accounts	197,828	187,898
Certificates of deposit	82,503	101,888
Retirement certificates	14,499	15,004
Total deposits	$647,675	$639,814

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at December 31, 2021 or September 30, 2021.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2021	2020
	(In thousands)

Income tax expense at the statutory federal tax rate of 21% for the three months ended December 31, 2021 and 2020	$497	$400
State tax expense	194	182
Other	(17)	(13)
Income tax expense	$674	$569

The Company’s statutory income tax rate in the State of New Jersey was 9.0% for the three months ending December 31, 2021 and 2020. The State of New Jersey imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax is set at a rate of 2.5% and is currently effective through December 31, 2023. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense the three months ended December 31, 2021 and 2020.

NOTE N – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company had $300,000 in cash pledged for collateral on its interest rate swaps with financial institutions at December 31, 2021 and September 30, 2021.

The following table presents summary information regarding these derivatives as of December 31, 2021 and September 30, 2021.

	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
December 31, 2021
Classified in Other Assets:
Customer interest rate swaps	$ 19,971	6.6	3.61%	1 Mo. LIBOR + 2.50	$ 164
Classified in Other Liabilities:
3rd Party interest rate swaps	$ 19,971	6.6	3.61%	1 Mo. LIBOR + 2.50	$ 164

September 30, 2021
Classified in Other Assets:
Customer interest rate swaps	$ 20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$ 183
Classified in Other Liabilities:
3rd Party interest rate swaps	$ 20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$ 183

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

	December 31,	September 30,
	2021	2021
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$2,808	$2,901
Unused lines of credit	61,901	63,798
Fixed rate loan commitments	10,039	9,156
Variable rate loan commitments	18,502	14,558
Total	$93,250	$90,413

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as may be supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Company and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans. In addition, the COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. The adverse effect of the COVID-19 pandemic on the Company, its customers and the communities where it operates may adversely affect the Company’s business, results of operations and financial condition for an indefinite period of time.

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

Impact of the Coronavirus/COVID-19 Pandemic.

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

Through December 31, 2021, we had modified 284 loans aggregating $150.9 million for the deferral of principal and/or interest payments. Of these loans, 105 loans totaling $52.6 million repaid their deferred payments in full and 178 loans aggregating $96.9 million have resumed making their contractual loan payments. One loan totaling $1.4 million was past its deferral period and delinquent at December 31, 2021. The Company was not deferring any additional loan payments due to the COVID-19 pandemic at December 31, 2021. A total of $1.4 million in interest payments were deferred as of December 31, 2021.

The Bank participated in the PPP to provide liquidity using the SBA platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. We originated 562 PPP loans totaling $91.3 million for which we received $3.5 million in origination fees from the SBA. These fees are being amortized over the five year contractual term of the loan unless repaid or forgiven sooner. Through December 31, 2021, 510 loans totaling $76.5 million had been repaid, leaving 52 loans totaling $14.8 million at December 31, 2021. The Company expects most of these loans to be approved for full forgiveness by the SBA.

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

Comparison of Financial Condition at December 31, 2021 and September 30, 2021

Total Assets. Total assets increased $6.7 million, or 0.9%, to $780.7 million during the three months ended December 31, 2021 from $774.0 million at September 30, 2021. The increase was primarily attributable to increases in cash, interest-earning deposits and investment securities, partially offset by lower balances of loans receivable, net of allowance for loan loss.

Cash and Interest-Earning Deposits with Banks. Cash and interest-earning deposits with banks increased $7.1 million, or 9.4%, to $82.3 million at December 31, 2021 from $75.2 million at September 30, 2021 from net loan repayments and deposit inflows during the three months ended December 31, 2021.

Total Loans Receivable. Total loans receivable decreased $11.3 million, or 1.9%, to $583.4 million at December 31, 2021 from $594.6 million at September 30, 2021. The loans receivable were comprised of $279.0 million (47.8%) in commercial real estate loans, $200.8 million (34.4%) in one-to four-family residential mortgage loans, $58.3 million (10.0%) in commercial business loans, $24.3 million (4.2%) in construction loans, $17.7 million (3.0%) in home equity lines of credit, and $3.3 million (0.6%) in other loans. Included with the commercial business loans were $14.8 million in PPP loans. The decrease in total loans receivable during the quarter occurred in commercial business loans, which decreased $10.4 million (PPP loans decreased $10.3 million), one-to four-family residential real estate loans (including home equity lines of credit), which decreased $2.5 million, commercial real estate loans, which decreased $1.9 million, and other loans, which decreased $462,000. Partially offsetting these decreases were construction loans, which increased $3.9 million during the quarter.

Total Non-Performing Loans. Total non-performing loans decreased $2.0 million, or 23.9%, to $6.2 million at December 31, 2021 from $8.2 million at September 30, 2021. Five loans totaling $1.5 million were brought current by payments from the borrowers. In addition, one non-performing residential mortgage loan totaling $473,000 was paid in full. There were no additions to the non-performing loans during the three months ended December 31, 2021.

Included in the non-performing loan totals were two construction loans totaling $4.6 million, one commercial business loan totaling $1.3 million, three commercial real estate loans totaling $254,000, and one residential mortgage loan totaling $30,000. The ratio of non-performing loans to total loans decreased to 1.1% at December 31, 2021 from 1.4% at September 30, 2021.

During the three months ended December 31, 2021, the allowance for loan losses increased $153,000 to $8.2 million from $8.1 million at September 30, 2021. The increase was attributable to provisions for loan losses totaling $101,000 and a $52,000 recovery from a loan previously charged off. The allowance for loan losses as a percentage of non-performing loans increased to 132.4% at December 31, 2021 from 99.0% at September 30, 2021. Our allowance for loan losses as a percentage of total loans was 1.41% at December 31, 2021 compared with 1.36% at September 30, 2021.

Future increases in the allowance for loan losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Investment Securities. At December 31, 2021, investment securities totaled $78.6 million, reflecting an increase of $8.1 million, or 11.4%, from September 30, 2021. The Company purchased three mortgage-backed securities totaling $7.5 million, one callable U.S. government-sponsored enterprise bond totaling $2.0 million, and one municipal bond totaling $600,000 during the three months ended December 31, 2021. During the quarter, the Company received payments from mortgage-backed securities totaling $2.0 million. There were no sales of investment securities during the period.

Investment securities at December 31, 2021 consisted of $58.2 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $14.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $2.7 million in municipal bonds, and $238,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2021.

Other Real Estate Owned. Other real estate owned increased $13,000, or 2.0%, to $649,000 at December 31, 2021 from $636,000 at September 30, 2021. The increase was due to capital improvements to one property in order to market it for sale. At December 31, 2021, of the two properties that remain in the OREO portfolio, one was under contract of sale and the other was listed for sale. The Company is determining the proper course of action for its remaining other real estate owned, which may include holding the properties until the real estate market further improves, leasing properties to offset carrying costs and selling the properties.

Total Deposits. Total deposits increased $7.9 million, or 1.2%, to $647.7 million at December 31, 2021 from $639.8 million at September 30, 2021. The inflow in deposits occurred in interest-bearing checking accounts (NOW), which increased $12.4 million, or 17.4%, to $83.7 million, in money market accounts, which increased $9.9 million, or 5.3%, to $197.8 million, in savings accounts, which increased $5.0 million, or 6.1%, to $86.7 million, and in non-interest bearing checking accounts, which increased $436,000, or 0.2%, to $182.4 million. Partially offsetting these increases were certificates of deposit (including individual retirement accounts), which decreased $19.9 million, or 17.0%, to $97.0 million. The Company held $6.0 million in brokered certificates of deposit at December 31, 2021 and September 30, 2021.

Borrowings. Borrowings decreased $2.0 million, or 8.6%, to $21.4 million at December 31, 2021 from $23.4 million at September 30, 2021. The Company repaid a matured $2.0 million term borrowings from the Federal Home Loan Bank of New York during the quarter.

Stockholders’ Equity. Stockholders’ equity increased $802,000, or 0.8%, to $98.4 million at December 31, 2021 from $97.6 million at September 30, 2021. The Company’s book value per share increased to $13.87 at December 31, 2021 from $13.76 at September 30, 2021. The increase in stockholders’ equity was attributable to the Company’s results from operations, partially offset by the special dividends paid during the quarter.

The Company did not repurchase shares of its common stock during the three months ended December 31, 2021. Through December 31, 2021, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the second stock repurchase plan.

Average Balance Sheet for the Three Months Ended December 31, 2021 and 2020

The following table presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2021 and 2020. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended December 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$84,088	$35	0.17%	$54,463	$20	0.14%
Loans receivable, net	579,131	6,721	4.60%	606,109	6,751	4.42%
Securities
Taxable	71,946	226	1.25%	47,624	205	1.71%
Tax-exempt (1)	2,198	9	1.63%	—	—	—
FHLBNY stock	1,676	20	4.81%	1,981	25	5.05%
Total interest-earning assets	739,039	7,011	3.76%	710,177	7,001	3.91%
Noninterest-earning assets	44,299			43,502
Total assets	$783,338			$753,679

Interest-bearing liabilities:
Savings accounts (2)	$84,542	36	0.17%	$75,464	47	0.24%
NOW accounts (3)	263,626	140	0.21%	256,876	262	0.40%
Time deposits (4)	111,911	275	0.98%	120,898	456	1.50%
Total interest-bearing deposits	460,079	451	0.39%	453,238	765	0.67%
Borrowings	21,877	119	2.16%	65,387	191	1.16%
Total interest-bearing liabilities	481,956	570	0.47%	518,625	956	0.73%
Noninterest-bearing liabilities	202,334			176,867
Total liabilities	684,290			695,492
Retained earnings	99,048			58,187
Total liabilities and retained earnings	$783,338			$753,679

Tax-equivalent basis adjustment		(2)			—
Net interest and dividend income		$6,439			$6,045
Interest rate spread			3.29%			3.18%
Net interest-earning assets	$257,083			$191,552
Net interest margin (5)			3.46%			3.38%
Average interest-earning assets to
average interest-bearing liabilities	153.34%			136.93%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020

Net Income. Net income increased $356,000, or 26.6% to $1.7 million for the three-month period ended December 31, 2021 compared with net income of $1.3 million for the three-month period ended December 31, 2020. The increase was due to higher net interest and dividend income, lower provisions for loan loss and lower other expenses, partially offset by lower non-interest income.

Net Interest and Dividend Income. Net interest and dividend income increased $394,000, or 6.5%, to $6.4 million for the three months ended December 31, 2021 from $6.0 million for the three months ended December 31, 2020.

An eight basis point increase in the Company’s net interest margin to 3.46% for the three months ended December 31, 2021 from 3.38% for the three months ended December 31, 2020 as well as a $28.9 million increase in average-interest-earning assets to $739.0 million for the 2021 quarter from $710.1 million for the 2020 quarter resulted in higher net interest and dividend income.

The cost of the Company’s interest-bearing liabilities decreased 26 basis points to 0.47% for the three months ended December 31, 2021 from 0.73% for the three months ended December 31, 2020 due to lower market interest rates. The cost of interest-bearing deposits decreased 28 basis points to 0.39% for the three months ended December 31, 2021 from 0.67% for the three months ended December 31, 2020. In addition, the average balance of non-interest bearing liabilities increased $28.1 million to $204.0 million for the three months ended December 31, 2021 from $175.9 million for the three months ended December 31, 2020. The increase in non-interest bearing liabilities was due to higher business checking account balances resulting from supply chain issues and a preference for liquidity during the COVID-19 pandemic.

Interest and Dividend Income. Interest and dividend income was unchanged at $7.0 million for the three months ended December 31, 2021 and December 31, 2020. A $28.9 million, or 4.1%, increase in the average balance of interest-earning assets to $739.0 million was entirely offset by a 15 basis point decrease in the yield on such assets to 3.76% for the three months ended December 31, 2021 compared with 3.91% the prior year period.

The yield on average investment securities and interest-earning deposits decreased 19 basis points to 0.68% for the three months ended December 31, 2021 from 0.87% for the three months ended December 31, 2020 due to lower market interest rates. Offsetting this decrease was an 18 basis point increase in the yield on loans receivable to 4.60% for the three months ended December 31, 2021 from 4.42% for the three months ended December 31, 2020. Lower interest income from lower average balances of loans receivable was offset by the receipt of $173,000 in interest payments received during the current quarter on previously non-performing loans. Also included in the yield on loans receivable is the recognition of PPP loan fees, which have been accelerated with the repayment of PPP loans through forgiveness by the SBA. The Company recorded $407,000 in PPP fees during the three months ended December 31, 2021 compared with $417,000 during the three months ended December 31, 2020.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, increased $43,000, or 19.1%, to $268,000 for the quarter ended December 31, 2021 from $225,000 for the prior year quarter. A $56.1 million, or 55.0%, increase in the average balance of investment securities and interest-earning deposits to $158.2 million for the quarter ended December 31, 2021 more than offset the 19 basis point decrease in their average yield.

Interest Expense. Interest expense decreased $386,000, or 40.4%, to $570,000 for the three months ended December 31, 2021 from $956,000 for the three months ended December 31, 2020. A 26 basis point decrease in the cost of interest-bearing liabilities to 0.47% for the three months ended December 31, 2021 as well as a lower average balance of interest-bearing liabilities, which decreased $36.7 million, or 7.1%, to $482.0 million, accounted for the lower interest expense between periods.

The average balance of interest-bearing deposits increased $6.8 million, or 1.5%, to $460.0 million for the quarter ended December 31, 2021 from $453.2 million for the same quarter ended December 31, 2020, while the average cost of such deposits decreased 28 basis points to 0.39% from 0.67% between the two periods. As a result, interest paid on interest-bearing deposits decreased $314,000 to $451,000 for the three months ended December 31, 2021 compared with $765,000 for the three months ended December 31, 2020.

Interest paid on borrowings decreased $72,000, or 37.7%, to $119,000 for the three months ended December 31, 2021 from $191,000 for the prior year period. A $43.5 million decrease in the average balance of such borrowings to $21.9 million for the quarter ended December 31, 2021 from $65.4 million for the quarter ended December 31, 2020 more than offset a 100 basis point increase in the cost of borrowings to 2.16% for the three months ended December 31, 2021 from 1.16% for the three months ended December 31, 2020. The reduction in average balances and corresponding increase in cost of borrowings between periods resulted from the repayment of $29.8 million in PPP Liquidity Facility borrowings costing 0.35% from the Federal Reserve Bank of New York.

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

After an evaluation of these factors, management recorded a provision of $101,000 for the three months ended December 31, 2021 compared to $640,000 for the three months ended December 31, 2020. The decreased provision for loan losses resulted from contraction in the Company’s loan portfolio and a decrease in non-performing loans between periods. In addition, the Company recorded higher provisions during the three months ended December 31, 2020 related to COVID-19 pandemic adjustments to the historical loss rates used in its calculation. The Company recorded $52,000 in net recoveries for the three months ended December 31, 2021 compared with $90,000 in net recoveries during the three months ended December 31, 2020.

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

Other Income. Other income decreased $575,000, or 46.9%, to $650,000 during the three months ended December 31, 2021 compared to $1.2 million for the three months ended December 31, 2020.

Fees for other customer services were $0 for the three months ended December 31, 2021 compared with $464,000 for the three months ended December 31, 2020. The fees in the 2020 quarter were earned from the a local Small Business Relief Grant program offered in 2020 in response to the COVID-19 pandemic for which the Company received a fee of 3.0% of the grants it assisted with processing. In addition, the Company did not receive any interest rate swap fees during the three months ended December 31, 2021, compared with $102,000 during the three months ended December 31, 2020.

Other Expenses. Other expenses decreased $103,000, or 2.2%, to $4.6 million during the three months ended December 31, 2021 from $4.7 million during the three months ended December 31, 2020.

The decrease in other expenses was primarily attributable to decreases in professional fees, which decreased $141,000 to $387,000, due to lower legal and consulting fees related to the collection and foreclosure of non-performing loans, and in OREO expenses, which decreased $146,000 to $34,000, due to lower valuation allowances and fewer OREO properties between periods.

Partially offsetting the decrease in professional fees and OREO expenses were increases in compensation and benefit expenses as well as marketing and business development expenses. Compensation and benefit expense increased $155,000, or 6.1%, to $2.7 million for the three months ended December 31, 2021 from $2.5 million for the three months ended December 31, 2020 from the addition of one commercial lending position as well as annual merit increases for employees and higher education and training expenses. Marketing and business development expense increased $81,000, or 184.1%, to $125,000 for the three months ended December 31, 2021 from $44,000 for the three months ended December 31, 2020 due to COVID-19 pandemic restrictions suppressing the 2020 spend and reflecting a higher spend in the current year as the Company celebrates its 100th year anniversary in 2022.

Income Tax Expense. The Company recorded tax expense of $674,000 on pre-tax income of $2.4 million for the three months ended December 31, 2021, compared to $569,000 on pre-tax income of $1.9 million for the three months ended December 31, 2020. The Company’s effective tax rate for the three months ended December 31, 2021 was 28.5% compared with 29.9% for the three months ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2021 in the ability of the Company and its subsidiaries to fund their operations.

Whether through significant deposit withdrawals, reductions in interest and principal payments on loans, or the tightening of the capital markets, it is possible that the COVID-19 pandemic will have a negative effect on the liquidity and capital resources of the Company.

At December 31, 2021, the Company had commitments outstanding under letters of credit of $2.8 million, commitments to originate loans of $28.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $61.9 million. There has been no material change during the three months ended December 31, 2021 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2021, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 10.50%, and total qualifying capital as a percentage of risk-weighted assets was 17.18%.

Under section 1102 of the CARES Act, a PPP loan is assigned a risk weight of zero percent under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPP Liquidity Facility on Tier 1 leverage capital ratios.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2021. Through December 31, 2021, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the second stock repurchase plan.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2021 and September 30, 2021; (ii) the Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2021 and 2020; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 11, 2022	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 11, 2022	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer