Form 10-Q
period 2022-03-31
Magyar Bancorp, Inc.
filed 2022-05-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to ___________

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

Yes ☐   No ☒

The number of shares outstanding of the issuer's common stock at May 1, 2022 was 7,097,825.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2022	2021
	(Unaudited)
Assets
Cash	$2,010	$1,808
Interest earning deposits with banks	53,289	73,393
Total cash and cash equivalents	55,299	75,201

Investment securities - available for sale, at fair value	10,987	12,927
Investment securities - held to maturity, at amortized cost (fair value of $79,306 and $57,282 at March 31, 2022 and September 30, 2021, respectively)	84,300	57,660
Federal Home Loan Bank of New York stock, at cost	1,561	1,738
Loans receivable, net of allowance for loan losses of $8,300 and $8,075 at March 31, 2022 and September 30, 2021, respectively	609,413	585,301
Bank owned life insurance	17,469	14,288
Accrued interest receivable	3,582	3,533
Premises and equipment, net	14,075	14,331
Other real estate owned ("OREO")	649	636
Other assets	9,330	8,375
Total assets	$806,665	$773,990

Liabilities and Stockholders' Equity
Liabilities
Deposits	$675,249	$639,814
Escrowed funds	3,359	3,242
Borrowings	19,150	23,356
Accrued interest payable	73	85
Accounts payable and other liabilities	9,436	9,852
Total liabilities	707,267	676,349

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at March 31, 2022 and September 30, 2021, none issued	-	-
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 7,097,825 shares outstanding at March 31, 2022 and September 30, 2021, at cost	71	71
Additional paid-in capital	63,697	63,713
Treasury stock: 112,996 shares, at cost	(1,242)	(1,242)
Unearned Employee Stock Ownership Plan shares	(3,216)	(3,235)
Retained earnings	41,634	39,281
Accumulated other comprehensive loss	(1,546)	(947)
Total stockholders' equity	99,398	97,641
Total liabilities and stockholders' equity	$806,665	$773,990

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)
Interest and dividend income
Loans, including fees	$6,543	$6,890	$13,263	$13,641
Investment securities
Taxable	334	207	594	433
Tax-exempt	8	-	16	-
Federal Home Loan Bank of New York stock	18	25	39	50

Total interest and dividend income	6,903	7,122	13,912	14,124

Interest expense
Deposits	415	569	867	1,334
Borrowings	111	175	230	366

Total interest expense	526	744	1,097	1,700

Net interest and dividend income	6,377	6,378	12,815	12,424

Provision for loan losses	71	467	171	1,107

Net interest and dividend income after provision for loan losses	6,306	5,911	12,644	11,317

Other income
Service charges	319	308	575	601
Income on bank owned life insurance	93	79	181	157
Fees for other customer services	-	303	-	768
Interest rate swap fees	-	107	-	208
Other operating income	21	34	46	60
Gains on sales of loans	139	106	420	369

Total other income	572	937	1,222	2,163

Other expenses
Compensation and employee benefits	2,694	2,623	5,395	5,170
Occupancy expenses	765	758	1,505	1,484
Professional fees	270	475	658	1,003
Data processing expenses	139	127	273	260
Marketing and business development	84	60	209	105
OREO expenses	14	19	48	199
FDIC deposit insurance premiums	49	127	106	256
Loan servicing expenses	38	114	83	198
Other expenses	456	387	853	741
Total other expenses	4,509	4,690	9,130	9,416

Income before income tax expense	2,369	2,158	4,736	4,064

Income tax expense	690	652	1,364	1,221

Net income	$1,679	$1,506	$3,372	$2,843

Net income per share-basic and diluted	$0.25	$0.21	$0.50	$0.40

Weighted average basic and diluted shares outstanding	6,796,566	7,096,664	6,796,598	7,096,664

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)
Net income	$1,679	$1,506	$3,372	$2,843
Other comprehensive income
Unrealized loss on securities available for sale	(742)	(318)	(795)	(369)
Other comprehensive loss, before tax	(742)	(318)	(795)	(369)
Deferred income tax effect	183	96	196	111
Total other comprehensive loss	$(559)	$(222)	$(599)	$(258)
Total comprehensive income	$1,120	$1,284	$2,773	$2,585

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended March 31, 2022 and 2021

(In Thousands, Except for Share Amounts)

	Common Stock		Additional		Unearned		Accumulated Other
	Shares Outstanding	Par Value	Paid-In Capital	Treasury Stock	ESOP Shares	Retained Earnings	Comprehensive Loss	Total
	(Unaudited)
Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641
Net income	-	-	-	-	-	1,693	-	1,693
Dividends paid on common stock ($0.12 per share)						(814)		(814)
Other comprehensive income	-	-	-	-	-	-	(40)	(40)
Common stock acquired by ESOP	-	-	-	-	(98)	-	-	(98)
ESOP shares allocated	-	-	(32)	-	93	-	-	61
Balance, December 31, 2021	7,097,825	$71	$63,681	$(1,242)	$(3,240)	$40,160	$(987)	$98,443
Net income	-	-	-	-	-	1,679	-	1,679
Dividends paid on common stock ($0.03 per share)	-	-	-	-	-	(205)	-	(205)
Other comprehensive income	-	-	-	-	-	-	(559)	(559)
ESOP shares allocated	-	-	16	-	24	-	-	40
Balance, March 31, 2022	7,097,825	$71	$63,697	$(1,242)	$(3,216)	$41,634	$(1,546)	$99,398

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional		Unearned		Accumulated Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2020	5,810,746	$59	$26,294	$(1,242)	$(65)	$33,161	$(1,357)	$56,850
Net income	-	-	-	-	-	1,337	-	1,337
Other comprehensive income	-	-	-	-	-	-	(36)	(36)
ESOP shares allocated	-	-	(15)	-	65	-	-	50
Balance, December 31, 2020	5,810,746	$59	$26,279	$(1,242)	$-	$34,498	$(1,393)	$58,201
Net income	-	-	-	-	-	1,506	-	1,506
Other comprehensive income	-	-	-	-	-	-	(222)	(222)
Balance, March 31, 2021	5,810,746	$59	$26,279	$(1,242)	$-	$36,004	$(1,615)	$59,485

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2022	2021
	(Unaudited)
Operating activities
Net income	$3,372	$2,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	417	412
Premium amortization on investment securities, net	104	72
Provision for loan losses	171	1,107
Provision for loss on other real estate owned	—	215
Originations of SBA loans held for sale	(3,591)	(3,319)
Proceeds from the sales of SBA loans	4,011	3,688
Gains on sale of loans receivable	(420)	(369)
Gains on the sales of other real estate owned	—	(79)
ESOP compensation expense	101	50
Deferred income tax expense (benefit)	85	(445)
(Increase) decrease in accrued interest receivable	(49)	31
Increase in surrender value of bank owned life insurance	(181)	(158)
Increase in other assets	(845)	(458)
Decrease in accrued interest payable	(12)	(33)
(Decrease) increase in accounts payable and other liabilities	(416)	341
Net cash provided by operating activities	2,747	3,898

Investing activities
Net increase in loans receivable	(24,283)	(15,994)
Purchases of loans receivable	—	(3,500)
Proceeds from the sale of loans receivable	—	4,000
Purchases of investment securities held to maturity	(29,297)	(19,246)
Purchases of investment securities available for sale	—	(10,561)
Proceeds from calls of investment securities held to maturity	—	2,000
Proceeds from calls of investment securities available for sale	—	5,000
Principal repayments on investment securities held to maturity	2,595	6,854
Principal repayments on investment securities available for sale	1,103	5,460
Purchase of bank owned life insurance	(3,000)	—
Purchases of premises and equipment	(161)	(209)
Investment in other real estate owned	(12)	(25)
Proceeds from other real estate owned	—	1,725
Redemption of Federal Home Loan Bank stock	177	46
Net cash used in investing activities	(52,878)	(24,450)

Financing activities
Net increase in deposits	35,435	22,443
Purchase of common stock for ESOP	(98)	—
Net increase in escrowed funds	117	925
Repayments of long-term advances	(4,206)	(21,529)
Cash paid on common stock dividends	(1,019)	—
Net cash provided by financing activities	30,229	1,839
Net decrease in cash and cash equivalents	(19,902)	(18,713)
Cash and cash equivalents, beginning of year	75,201	61,726
Cash and cash equivalents, end of year	$55,299	$43,013

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,108	$1,733
Income taxes	$1,500	$1,125
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$522

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Magyar Bancorp, Inc. (the “Company”), its wholly owned subsidiary, Magyar Bank (the “Bank”), and the Bank’s wholly owned subsidiaries Magyar Service Corporation, Hungaria Urban Renewal, LLC, and Magyar Investment Company. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The September 30, 2021 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In connection with the preparation of quarterly and annual reports in accordance with the Securities and Exchange Commission’s (“SEC”) Securities Exchange Act of 1934, SEC Staff Accounting Bulletin Topic 11.M requires the disclosure of the impact that recently issued accounting standards will have on financial statements when they are adopted in the future

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will be able to defer implementation of the new standard until October 1, 2023. The Company did not early adopt as of December 31, 2021, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

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

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures as an update to Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in ASU 2022-02 will be effective for the Company with its adoption of ASU 2016-13.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended March 31, 2022 and 2021. Basic and diluted earnings per share were calculated by dividing net income by the weighted- average number of shares outstanding for the periods. As a result of the second-step conversion completed on July 14, 2021, the previously reported number of shares for the year ended March 31, 2021 were adjusted to reflect the 1.2213 exchange ratio for comparative purposes.

	Three Months Ended March 31,
		2022			2021
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(Dollars in thousands, except share and per share data)
Basic and diluted EPS
Net income available to weighted
average common shareholders	$1,679	6,796,566	$0.25	$1,506	7,096,664	$0.21

	Six Months Ended March 31,
		2022			2021
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(Dollars in thousands, except share and per share data)
Basic and diluted EPS
Net income available to weighted
average common shareholders	$3,372	6,796,598	$0.50	$2,843	7,096,664	$0.40

There were no outstanding stock awards or options to purchase common stock at March 31, 2022 and 2021.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards for the three and six months ended March 31, 2022 and 2021. There were no stock option and stock award expenses included with compensation expense for the three and six months ended March 31, 2022 and 2021.

The Company completed its first stock repurchase program of 130,927 shares in November 2007, and announced its second stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 129,924 shares, in November 2007. Through March 31, 2022, the Company had repurchased a total of 91,000 shares of its common stock at an average cost of $8.41 per share under this program.

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of our common stock during the first year following the completion of its second-step conversion offering, which was completed on July 14, 2021. The Company did not repurchase any shares of its common stock during the three and six months ended March 31, 2022 and 2021. The Company held 112,996 total treasury stock shares at March 31, 2022.

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

In connection with the second-step conversion offering, the ESOP trustees purchased 8% of the shares sold in the offering, or 312,800 shares (“2021 ESOP”). As a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company’s common stock in the second-step conversion offering. The total cost of the shares purchased by the 2021 ESOP trust was $3.4 million, reflecting an average cost per share of $10.77. The 2021 ESOP loan bears a variable interest rate that adjusts annually to the Prime Rate (3.25% at January 1, 2022) with principal and interest payable annually in equal installments over thirty years.

The Company's contribution expense for the ESOP was $99,000 and $50,000 for the six months ended March 31, 2022 and 2021, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive loss and the related income tax effects are as follows:

	Three Months Ended March 31,
	2022			2021
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding loss arising during period on:
Available-for-sale investments	$(742)	$183	$(559)	$(318)	$96	$(222)
Other comprehensive loss, net	$(742)	$183	$(559)	$(318)	$96	$(222)

	Six Months Ended March 31,
	2022			2021
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding loss arising during period on:
Available-for-sale investments	$(795)	$196	$(599)	$(369)	$111	$(258)
Other comprehensive loss, net	$(795)	196	$(599)	(369)	111	(258)

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

March 31, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$10,987	$—	$10,987	$—
Total securities available for sale	10,987	—	10,987	—
Derivative assets	1,101	—	1,101	—
Total Assets	$12,088	$—	$12,088	$—

Liabilities:
Derivative liabilities	$1,101	$—	$1,101	$—
Total Liabilities	$1,101	$—	$1,101	$—

September 30, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$12,927	$—	$12,927	$—
Total securities available for sale	12,927	—	12,927	—
Derivative assets	183	—	183	—
Total assets	$13,110	$—	$13,110	$—

Liabilities:
Derivative liabilities	$183	$—	$183	$—
Total Liabilities	$183	$—	$183	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $1,000 and $4,000 at March 31, 2022 and September 30, 2021, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2022 and September 30, 2021.

March 31, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$8,799	$—	$—	$8,799
Other real estate owned	649	—	—	649
Total	$9,448	$—	$—	$9,448

September 30, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$11,134	$—	$—	$11,134
Other real estate owned	636	—	—	636
Total	$11,770	$—	$—	$11,770

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

March 31, 2022	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$8,799	Appraisal of collateral (1)	Appraisal adjustments (2)	-8.0% to -42.8% (-27.0%)
Other real estate owned	$649	Appraisal of collateral (1)	Liquidation expenses (2)	-28.0% to -45.5% (-37.9%)

September 30, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$11,134	Appraisal of collateral (1)	Appraisal adjustments (2)	-8.0% to -42.8% (-23.6%)
Other real estate owned	$636	Appraisal of collateral (1)	Liquidation expenses (2)	-31.2% to -45.5% (-39.4%)

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2022 and September 30, 2021. For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2022
Financial instruments - assets
Investment securities held to maturity	$84,300	$79,306	$—	$79,306	$—
Loans	609,413	602,706	—	—	602,706

Financial instruments - liabilities
Certificates of deposit including retirement certificates	94,260	94,156	—	94,156	—
Borrowings	19,150	18,758	—	18,758	—

September 30, 2021
Financial instruments - assets
Investment securities held-to-maturity	$57,660	$57,282	$—	$57,282	$—
Loans	585,301	594,674	—	—	594,674

Financial instruments - liabilities
Certificates of deposit	116,892	118,144	—	118,144	—
Borrowings	23,356	23,753	—	23,753	—

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

At March 31, 2022, the Company’s operating lease ROU assets and operating lease liabilities totaled $3.6 million and $3.9 million, respectively.

The following table presents the balance sheet information related to our leases:

	March 31,	September 30,
	2022	2021
	(Dollars in thousands)

Operating lease right-of-use asset	$3,593	$3,894
Operating lease liabilities	$3,933	$4,254
Weighted average remaining lease term in years	7.3	7.7
Weighted average discount rate	2.2%	2.2%

The following table summarizes the maturity of our remaining lease liabilities by fiscal year ending periods. Dollars in thousands.

For the Year Ending:
2022	$367
2023	738
2024	747
2025	523
2026	455
2027 and thereafter	1,533
Total lease payments	4,363
Less imputed interest	(430)
Present value of lease liabilities	$3,933

Total leases expense recorded on the Consolidated Statements of Income within Occupancy expense were $398,000 and $406,000 for the six months ended March 31, 2022 and 2021, respectively.

NOTE I - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at March 31, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2022
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$137	$—	$—	$137
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	11,818	8	(976)	10,850
Total securities available-for-sale	$11,955	$8	$(976)	$10,987
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$3,340	$1	$(226)	$3,115
Mortgage-backed securities - commercial	672	—	—	672
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	49,585	24	(3,053)	46,556
Debt securities	24,813	—	(1,218)	23,595
Private label mortgage-backed securities - residential	233	2	—	235
Obligations of state and political subdivisions	2,657	—	(327)	2,330
Corporate securities	3,000	—	(197)	2,803
Total securities held-to-maturity	$84,300	$27	$(5,021)	$79,306
Total investment securities	$96,255	$35	$(5,997)	$90,293

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The maturities of the debt securities, municipal bonds and certain information regarding the mortgage backed securities at March 31, 2022 are summarized in the following table:

	Amortized	Fair
	Cost	Value
	(In thousands)
March 31, 2022
Securities available-for-sale:
Mortgage-backed securities:
Residential	11,955	10,987
Commercial	—	—
Total securities available-for-sale	$11,955	$10,987

Securities held-to-maturity:
Due within 1 year	$—	$—
Due after 1 but within 5 years	25,812	24,570
Due after 5 but within 10 years	4,143	3,723
Due after 10 years	515	435
Total debt securities	30,470	28,728

Mortgage-backed securities:
Residential	53,158	49,906
Commercial	672	672
Total securities held-to-maturity	$84,300	$79,306
Total investment securities	96,255	90,293

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2021
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$179	$7	$—	$186
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	12,922	27	(208)	12,741
Total securities available-for-sale	$13,101	$34	$(208)	$12,927
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$574	$—	$(25)	$549
Mortgage-backed securities - commercial	703	—	—	703
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	38,596	416	(389)	38,623
Debt securities	12,498	—	(156)	12,342
Private label mortgage-backed securities - residential	242	6	—	248
Obligations of state and political subdivisions	2,047	—	(34)	2,013
Corporate securities	3,000	—	(196)	2,804
Total securities held-to-maturity	$57,660	$422	$(800)	$57,282
Total investment securities	$70,761	$456	$(1,008)	$70,209

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at March 31, 2022 and September 30, 2021 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
March 31, 2022
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$2,716	$(198)	$330	$(28)	$3,046	$(226)
Mortgage-backed securities - commercial	1	—	—	672	—	672	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	38	38,206	(2,581)	13,349	(1,448)	51,555	(4,029)
Debt securities	14	12,004	(311)	11,591	(907)	23,595	(1,218)
Obligations of state and political subdivisions	5	2,330	(327)	—	—	2,330	(327)
Corporate securities	1	—	—	2,804	(197)	2,804	(197)
Total	62	$55,256	$(3,417)	$28,746	$(2,580)	$84,002	$(5,997)

September 30, 2021
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$318	$(12)	$232	$(13)	$550	$(25)
Mortgage-backed securities - commercial	1	—	—	703	—	703	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	20	33,690	(539)	1,610	(58)	35,300	(597)
Debt securities	7	10,859	(139)	1,483	(17)	12,342	(156)
Obligations of state and political subdivisions	4	2,013	(34)	—	—	2,013	(34)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	36	$46,880	$(724)	$6,832	$(284)	$53,712	$(1,008)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At March 31, 2022 and September 30, 2021, there were 62 and 36, respectively, investment securities with unrealized losses.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2022 and September 30, 2021.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2022	2021
	(In thousands)

One-to-four family residential	$206,083	$203,019
Commercial real estate	317,665	280,848
Construction	26,847	20,350
Home equity lines of credit	15,623	17,930
Commercial business	48,942	68,719
Other	3,292	3,751
Total loans receivable	618,452	594,617
Net deferred loan costs	(739)	(1,241)
Allowance for loan losses	(8,300)	(8,075)

Total loans receivable, net	$609,413	$585,301

The Bank participated in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury under the Coronavirus Aid, Relief and Economic Security Act of 2020 (subsequently extended by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act) to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 1.0% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred through the date that the SBA remits the borrower’s loan forgiveness amount to the lender. Included in commercial business loans at March 31, 2022 were 19 PPP loans totaling $5.2 million compared with 111 PPP loans totaling $25.1 million at September 30, 2021. The Company expects most of these loans to be approved for full forgiveness by the SBA.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(In thousands)
March 31, 2022
One-to-four family residential	$—	$—	$1,537	$1,537	$1,537
Commercial real estate	—	—	1,178	1,178	1,178
Construction	2,835	224	1,745	4,580	4,645
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	1,504	1,504	1,504
Other	—	—	—	—	—
Total impaired loans	$2,835	$224	$5,964	$8,799	$8,864

September 30, 2021
One-to-four family residential	$—	$—	$2,711	$2,711	$2,711
Commercial real estate	—	—	2,270	2,270	2,270
Construction	2,835	224	1,745	4,580	4,645
Commercial business	—	—	1,507	1,507	1,507
Total impaired loans	$2,835	$224	$8,233	$11,068	$11,133

The average recorded investment in impaired loans was $10.1 million and $13.3 million for the six months ended March 31, 2022 and 2021, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There were no TDRs during the six months ended March 31, 2022 and there was one TDR totaling $218,000 during the six months ended March 31, 2021.

The following tables present the average recorded investment in impaired loans for the three and six months ended March 31, 2022 and 2021. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Six Months
	Ended March 31, 2022	Ended March 31, 2022
	(In thousands)

One-to-four family residential	$1,877	$2,155
Commercial real estate	1,690	1,883
Construction	4,580	4,580
Home equity lines of credit	—	—
Commercial business	1,505	1,506
Other	—	—
Average investment in impaired loans	$9,652	$10,124

	Three Months	Six Months
	Ended March 31, 2021	Ended March 31, 2021
	(In thousands)

One-to-four family residential	$2,373	$2,449
Commercial real estate	4,006	4,139
Construction	4,580	4,767
Commercial business	1,896	1,935
Average investment in impaired loans	$12,855	$13,290

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2022
One-to-four family residential	$204,314	$991	$778	$—	$206,083
Commercial real estate	316,322	200	1,143	—	317,665
Construction	22,267	—	4,580	—	26,847
Home equity lines of credit	15,623	—	—	—	15,623
Commercial business	47,593	—	1,349	—	48,942
Other	3,292	—	—	—	3,292
Total	$609,411	$1,191	$7,850	$—	$618,452

September 30, 2021
One-to-four family residential	$200,510	$1,002	$1,507	$—	$203,019
Commercial real estate	272,408	6,679	1,761	—	280,848
Construction	15,770	—	4,580	—	20,350
Home equity lines of credit	17,930	—	—	—	17,930
Commercial business	67,360	10	1,349	—	68,719
Other	3,751	—	—	—	3,751
Total	$577,729	$7,691	$9,197	$—	$594,617

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
March 31, 2022
One-to-four family residential	$205,958	$125	$—	$—	$125	$—	$206,083
Commercial real estate	314,429	3,236	—	—	3,236	—	317,665
Construction	22,267	—	—	4,580	4,580	4,580	26,847
Home equity lines of credit	15,623	—	—	—	—	—	15,623
Commercial business	47,593	—	—	1,349	1,349	1,349	48,942
Other	3,292	—	—	—	—	—	3,292
Total	$609,162	$3,361	$—	$5,929	$9,290	$5,929	$618,452

September 30, 2021
One-to-four family residential	$201,868	$—	$—	$1,151	$1,151	$1,151	$203,019
Commercial real estate	279,769	—	—	1,079	1,079	1,079	280,848
Construction	15,770	—	—	4,580	4,580	4,580	20,350
Home equity lines of credit	17,930	—	—	—	—	—	17,930
Commercial business	67,370	—	—	1,349	1,349	1,349	68,719
Other	3,751	—	—	—	—	—	3,751
Total	$586,458	$—	$—	$8,159	$8,159	$8,159	$594,617

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2022 and 2021:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	53	—	—	—	—	—	53
Provision (credit)	(43)	(90)	130	—	83	(14)	35	100
Balance- December 31, 2021	$1,093	$3,706	$724	$232	$2,129	$1	$343	$8,228
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	19	376	79	(12)	(290)	1	(102)	71
Balance- March 31, 2022	$1,113	$4,082	$803	$220	$1,839	$2	$241	$8,300

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	90	—	—	90
Provision (credit)	120	176	(202)	88	592	1	(135)	640
Balance- December 31, 2020	$1,155	$3,408	$470	$267	$1,716	$2	$112	$7,130
Charge-offs	—	(50)	—	—	—	—	—	(50)
Recoveries	1	—	—	—	6	—	—	7
Provision (credit)	(29)	351	(22)	(10)	30	(1)	148	467
Balance- March 31, 2021	$1,127	$3,709	$448	$257	$1,752	$1	$260	$7,554

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2022 and September 30, 2021:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Allowance for Loan Losses:
Balance - March 31, 2022	$1,113	$4,082	$803	$220	$1,839	$2	$241	$8,300
Individually evaluated for impairment	—	—	234	—	—	—	—	224
Collectively evaluated for impairment	1,113	4,082	579	220	1,839	2	241	8,076

Loans receivable:
Balance - March 31, 2022	$206,083	$317,665	$26,847	$15,623	$48,942	$3,292	$—	$618,452
Individually evaluated for impairment	1,537	1,178	4,580	—	1,504	—	—	8,799
Collectively evaluated for impairment	204,546	316,487	22,267	15,623	47,438	3,292	—	609,653

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Allowance for Loan Losses:
Balance - September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Individually evaluated for impairment	—	—	224	—	—	—	—	224
Collectively evaluated for impairment	1,136	3,744	370	232	2,046	15	308	7,851

Loans receivable:
Balance - September 30, 2021	$203,019	$280,848	$20,350	$17,930	$68,719	$3,751	$—	$594,617
Individually evaluated for impairment	2,711	2,270	4,580	—	1,507	—	—	11,068
Collectively evaluated for impairment	200,308	278,578	15,770	17,930	67,212	3,751	—	583,549

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

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the six months ended March 31, 2022, and there was one TDR totaling $218,000 during the six months ended March 31, 2021.

	Six Months Ended March 31, 2022
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to-four family residential	1	218	249

Total	1	$218	$249

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2022	2021
	(In thousands)

Demand accounts	$198,428	$181,975
Savings accounts	87,235	81,724
NOW accounts	87,632	71,325
Money market accounts	207,694	187,898
Certificates of deposit	80,651	101,888
Retirement certificates	13,609	15,004
Total deposits	$675,249	$639,814

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at March 31, 2022 or September 30, 2021.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%	$497	$453	$995	$853
State tax expense	195	212	389	394
Other	(2)	(13)	(20)	(26)
Income tax expense	$690	$652	$1,364	$1,221

The Company’s statutory income tax rate in the State of New Jersey was 9.0% for the three and six months ending March 31, 2022 and 2021. The State of New Jersey imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax is set at a rate of 2.5% and is currently effective through December 31, 2023. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense the three and six months ended March 31, 2022 and 2021.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at March 31, 2022 and September 30, 2021

The following table presents summary information regarding these derivatives as of March 31, 2022 and September 30, 2021.

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
March 31, 2022
Classified in Other Assets:
Customer interest rate swaps	$ 19,819	6.4	3.61%	1 Mo. LIBOR + 2.50	$ 1,101
Classified in Other Liabilities:
3rd Party interest rate swaps	$ 19,819	6.4	3.61%	1 Mo. LIBOR + 2.50	$ 1,101

September 30, 2021
Classified in Other Assets:
Customer interest rate swaps	$ 20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$ 183
Classified in Other Liabilities:
3rd Party interest rate swaps	$ 20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$ 183

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

	March 31,	September 30,
	2022	2021
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$788	$2,901
Unused lines of credit	67,345	63,798
Fixed rate loan commitments	2,999	9,156
Variable rate loan commitments	30,031	14,558
Total	$101,163	$90,413

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

We intend to adopt the Current Expected Credit Losses (CECL) Methodology effective October 1, 2023. The adoption of the CECL standard for determining the amount of our allowance for credit losses may increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning October 1, 2023.

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

Impact of the Coronavirus/COVID-19 Pandemic.

Beginning in 2020 and continuing into 2022, the extraordinary impact of the COVID-19 pandemic has created an unprecedented environment for consumers and businesses alike. To protect our employees and customers from potential exposure to the virus, all Magyar Bank lobbies and operational areas continue to observe best practice protocols to limit exposure and/or spread of the virus.

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

Through March 31, 2022, we had modified 284 loans aggregating $150.9 million for the deferral of principal and/or interest payments. Of these loans, 109 loans totaling $53.4 million repaid their deferred payments in full and 174 loans aggregating $96.1 million have resumed making their contractual loan payments. One loan totaling $1.4 million was past its deferral period and delinquent at March 31, 2022. The Company was not deferring any additional loan payments due to the COVID-19 pandemic at March 31, 2022. A total of $1.4 million in interest payments were deferred as of March 31, 2022.

The Bank participated in the PPP to provide liquidity using the SBA platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. We originated 562 PPP loans totaling $91.3 million for which we received $3.5 million in origination fees from the SBA. These fees are being amortized over the five year contractual term of the loan unless repaid or forgiven sooner. Through March 31, 2022, 543 loans totaling $86.1 million had been repaid, leaving 19 loans totaling $5.2 million at March 31, 2022. The Company expects most of these loans to be approved for full forgiveness by the SBA.

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

Comparison of Financial Condition at March 31, 2022 and September 30, 2021

Total Assets. Total assets increased $32.7 million, or 4.2%, to $806.7 million at March 31, 2022 from $774.0 million at September 30, 2021. The increase was attributable to higher balances of investment securities and loans receivable, net of allowance for loan loss, partially offset by lower balances of cash and interest-earning deposits with banks.

Cash and Interest-Earning Deposits with Banks. Cash and interest-earning deposits with banks decreased $19.9 million, or 26.5%, to $55.3 million at March 31, 2022 from $75.2 million at September 30, 2021 as funds were used for loan originations and investment securities purchases during the six months ended March 31, 2022.

Investment Securities. At March 31, 2022, investment securities totaled $95.3 million, reflecting an increase of $24.7 million, or 35.0%, from $70.6 million at September 30, 2021. The Company purchased seven mortgage-backed securities totaling $16.4 million, seven callable U.S. government-sponsored enterprise bond totaling $12.3 million, and one municipal bond totaling $600,000 during the six months ended March 31, 2022. Offsetting the purchases were payments from mortgage-backed securities totaling $3.7 million and unrealized losses on securities available-for-sale totaling $795,000 during the six months ended March 31, 2022.

Investment securities at March 31, 2022 consisted of $64.6 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $24.8 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $2.7 million in municipal bonds, and $233,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2022.

Total Loans Receivable. Total loans receivable increased $23.8 million, or 4.0%, to $618.5 million at March 31, 2022 from $594.6 million at September 30, 2021. Total loans receivable were comprised of $317.7 million (51.4%) in commercial real estate loans, $206.1 million (33.3%) in one- to four- family residential mortgage loans, $48.9 million (7.9%) in commercial business loans, $26.9 million (4.4%) in construction loans, $15.6 million (2.5%) in home equity lines of credit, and $3.3 million (0.5%) in other loans. Included with the commercial business loans were $5.2 million in PPP loans.

The increase in total loans receivable at March 31, 2022 occurred in commercial real estate loans, which increased $36.8 million, or 13.1%, in construction loans, which increased $6.5 million, or 31.9%, and in one- to four- family residential real estate loans (including home equity lines of credit), which increased $757,000, or 0.3%. Partially offsetting these increases were decreases in commercial business loans, which decreased $19.8 million (PPP loans decreased $19.9 million), and other loans, which decreased $459,000.

Total Non-Performing Loans. Total non-performing loans decreased $2.3 million, or 27.3%, to $5.9 million at March 31, 2022 from $8.2 million at September 30, 2021. During the six months ended March 31, 2022, five loans totaling $1.0 million were repaid in full and three loans totaling $1.3 million were paid current by the borrowers. There were no additions to the non-performing loans during the six months ended March 31, 2022. The ratio of non-performing loans to total loans decreased to 0.96% at March 31, 2022 from 1.37% at September 30, 2021.

During the six months ended March 31, 2022, the allowance for loan losses increased $225,000 to $8.3 million from $8.1 million at September 30, 2021. The increase was attributable to provisions for loan losses totaling $171,000 and $54,000 in net recoveries from loans previously charged off. The allowance for loan losses as a percentage of non-performing loans increased to 140.0% at March 31, 2022 from 99.0% at September 30, 2021. Our allowance for loan losses as a percentage of total loans was 1.34% at March 31, 2022 compared with 1.36% at September 30, 2021.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible deterioration of the current economic environment. Additionally, we intend to adopt the CECL Methodology effective October 1, 2023. The adoption of the CECL standard for determining the amount of our allowance for credit losses may increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning October 1, 2023.

Other Real Estate Owned. Other real estate owned increased $13,000, or 2.0%, to $649,000 at March 31, 2022 from $636,000 at September 30, 2021. The increase was due to capital improvements to one property in order to market it for sale. At March 31, 2022, of the two properties that remain in the OREO portfolio, one was under contract of sale and the other was listed for sale.

Total Deposits. Total deposits increased $35.4 million, or 5.5%, to $675.2 million at March 31, 2022 from $639.8 million at September 30, 2021. The net inflow in deposits occurred in money market accounts, which increased $19.8 million, or 10.5%, to $207.7 million, in non-interest bearing checking accounts, which increased $16.4 million, or 9.0%, to $198.4 million, in interest-bearing checking accounts (NOW), which increased $16.3 million, or 22.9%, to $87.6 million, and in savings accounts, which increased $5.5 million, or 6.7%, to $87.2 million. These increases were partially offset by a decrease in certificates of deposit (including individual retirement accounts), of $22.6 million, or 19.4%, to $94.3 million. We believe that deposit inflows were the result of a combination of supply chain issues negatively affecting depositors’ ability to spend and depositors’ continued preference for liquidity that began with the onset of the pandemic. The Company held $6.0 million in brokered certificates of deposit at March 31, 2022 and September 30, 2021.

Borrowings. Borrowings decreased $4.2 million, or 18.0%, to $19.2 million at March 31, 2022 from $23.4 million at September 30, 2021. The Company repaid matured term borrowings from the Federal Home Loan Bank of New York during the six months ended March 31, 2022.

Stockholders’ Equity. Stockholders’ equity increased $1.8 million, or 1.8%, to $99.4 million at March 31, 2022 from $97.6 million at September 30, 2021. The Company’s book value per share increased to $14.00 at March 31, 2022 from $13.76 at September 30, 2021. The increase was due to the Company’s net income during the six months ended March 31, 2022, partially offset by dividends totaling $0.15 per share paid during the six months ended March 31, 2022.

The Company did not repurchase shares of its common stock during the three months ended March 31, 2022. Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of its common stock during the first year following the completion of its second-step conversion offering, which was completed on July 14, 2021. Through March 31, 2022, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the second stock repurchase plan.

Average Balance Sheet for the Three and Six Months Ended March 31, 2022 and 2021

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2022 and 2021. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$72,144	$35	0.19%	$49,004	$15	0.13%
Loans receivable, net	585,199	6,543	4.44%	607,743	6,890	4.60%
Securities
Taxable	88,835	299	1.33%	52,387	192	1.49%
Tax-exempt (1)	2,550	10	1.67%	—	—	—
FHLBNY stock	1,612	18	4.53%	1,956	25	5.16%
Total interest-earning assets	750,340	6,905	3.65%	711,090	7,122	4.06%
Noninterest-earning assets	45,700			43,461
Total assets	$796,040			$754,551

Interest-bearing liabilities:
Savings accounts (2)	$87,494	37	0.17%	$77,700	38	0.20%
NOW accounts (3)	288,921	145	0.20%	259,291	169	0.26%
Time deposits (4)	95,904	233	0.97%	117,210	362	1.25%
Total interest-bearing deposits	472,319	415	0.35%	454,201	569	0.51%
Borrowings	20,277	111	2.17%	55,195	175	1.28%
Total interest-bearing liabilities	492,596	526	0.42%	509,396	744	0.59%
Noninterest-bearing liabilities	205,216			186,842
Total liabilities	697,812			696,238
Retained earnings	98,228			58,313
Total liabilities and retained earnings	$796,040			$754,551

Tax-equivalent basis adjustment		(2)			—
Net interest and dividend income		$6,377			$6,378
Interest rate spread			3.23%			3.47%
Net interest-earning assets	$257,744			$201,694
Net interest margin (5)			3.37%			3.64%
Average interest-earning assets to
average interest-bearing liabilities	152.32%			139.59%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$78,182	$71	0.18%	$51,764	$35	0.14%
Loans receivable, net	582,108	13,263	4.57%	606,757	13,641	4.51%
Securities
Taxable	80,298	523	1.31%	49,979	398	1.60%
Tax-exempt (1)	2,372	20	1.67%	—	—	0.00%
FHLBNY stock	1,645	39	4.72%	1,968	50	5.10%
Total interest-earning assets	744,605	13,916	3.75%	710,468	14,124	3.99%
Noninterest-earning assets	44,991			43,482
Total assets	$789,596			$753,950

Interest-bearing liabilities:
Savings accounts (2)	$86,001	$73	0.17%	$76,570	$85	0.22%
NOW accounts (3)	276,135	285	0.21%	258,070	430	0.33%
Time deposits (4)	103,995	509	0.98%	119,074	819	1.38%
Total interest-bearing deposits	466,131	867	0.37%	453,714	1,334	0.59%
Borrowings	21,086	230	2.19%	60,347	366	1.21%
Total interest-bearing liabilities	487,217	1,097	0.45%	514,061	1,700	0.66%
Noninterest-bearing liabilities	202,050			180,218
Total liabilities	689,267			694,279
Retained earnings	100,329			59,671
Total liabilities and retained earnings	$789,596			$753,950

Tax-equivalent basis adjustment		(4)			—
Net interest and dividend income		$12,815			$12,424
Interest rate spread			3.30%			3.33%
Net interest-earning assets	$257,388			$196,407
Net interest margin (5)			3.45%			3.51%
Average interest-earning assets to
average interest-bearing liabilities	152.83%			138.21%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

Net Income. The Company’s net income increased $173,000, or 11.5% to $1.7 million for the three-month period ended March 31, 2022 compared with net income of $1.5 million for the three-month period ended March 31, 2021. The increase was due to lower provisions for loan loss and other expenses, partially offset by lower non-interest income.

Net Interest and Dividend Income. Net interest and dividend income was unchanged at $6.4 million for the three months ended March 31, 2022 and 2021. A $56.1 million increase in the average balance of net interest-earning assets between periods was offset by a 27 basis point decrease in the Company’s net interest margin to 3.37% for the three months ended March 31, 2022 from 3.64% for the three months ended March 31, 2021.

Interest and Dividend Income. Interest and dividend income decreased $219,000, or 3.1%, to $6.9 million for the three months ended March 31, 2022 from $7.1 million for the three months ended March 31, 2021. The decrease was attributable to a 41 basis point decline in yield on interest-earning assets, partially offset by higher average balances of interest-earning assets, which increased $39.3 million between periods. The lower yield on interest-earning assets was attributable to lower yields on loans receivable, which decreased 16 basis points to 4.44% for the three months ended March 31, 2022 compared with 4.60% for the three months ended March 31, 2021 as well as higher average balances of lower yielding interest-earnings deposits, which increased $23.1 million, or 47.2%, between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, increased $135,000, or 65.2%, to $342,000 for the three months ended March 31, 2022 from $207,000 for the three months ended March 31, 2021. The increase resulted primarily from a $62.1 million, or 61.3%, increase in the average balance of investment securities and interest-earning deposits to $163.5 million for the three months ended March 31, 2022 from $101.4 million for the three months ended March 31, 2021.

Interest Expense. Interest expense decreased $218,000, or 29.3%, to $526,000 for the three months ended March 31, 2022 from $744,000 for the three months ended March 31, 2021. The cost of the Company’s interest-bearing liabilities decreased 17 basis points to 0.42% for the three months ended March 31, 2022 from 0.59% for the three months ended March 31, 2021 due to lower market interest rates between periods.

The cost of interest-bearing deposits decreased 16 basis points to 0.35% for the three months ended March 31, 2022 from 0.51% for the three months ended March 31, 2021. In addition, the average balance of non-interest bearing liabilities increased $18.4 million, or 9.8%, to $205.2 million for the three months ended March 31, 2022 from $186.8 million for the three months ended March 31, 2021. The increase in non-interest bearing liabilities was due to higher business checking account balances resulting from supply chain issues and a preference for liquidity during the COVID-19 pandemic. As a result, interest paid on interest-bearing deposits decreased $154,000 to $415,000 for the three months ended March 31, 2022 compared with $569,000 for the three months ended March 31, 2021.

Interest paid on borrowings decreased $64,000, or 36.6%, to $111,000 for the three months ended March 31, 2022 from $175,000 for the prior year period. A $34.9 million decrease in the average balance of such borrowings to $20.3 million for the quarter ended March 31, 2022 from $55.2 million for the quarter ended March 31, 2021 more than offset a 89 basis point increase in the cost of borrowings to 2.17% for the three months ended March 31, 2022 from 1.28% for the three months ended March 31, 2021. The reduction in average balances and corresponding increase in cost of borrowings between periods resulted from the repayment of Paycheck Protection Program Liquidity Facility (“PPPLF”) advances to the Federal Reserve Bank of New York.

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

After an evaluation of these factors, management recorded a provision of $71,000 for the three months ended March 31, 2022 compared to $467,000 for the three months ended March 31, 2021. The lower provisions for loss resulted from lower adjustments to the Company’s historical loan losses related to the COVID-19 pandemic’s anticipated impact on the Company’s consumer and business loan portfolios. In addition, the Company recorded $1,000 in net recoveries during the three months ended March 31, 2022 compared with $43,000 in net charge-offs during the three months ended March 31, 2021.

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

Other Income. Other income decreased $365,000, or 39.0%, to $572,000 during the three months ended March 31, 2022 compared to $937,000 for the three months ended March 31, 2021.

Fees for other customer services were $0 for the three months ended March 31, 2022 compared with $303,000 for the three months ended March 31, 2021. The fees in the 2021 quarter were earned from the Small Business Relief Grant program offered in response to the COVID pandemic for which the Company received a fee of 3.0% of the grants it assisted with processing. In addition, the Company did not receive any interest rate swap fees during the three months ended March 31, 2022 compared with $107,000 during the three months ended March 31, 2021. However, the Company recorded higher gains from the sales of loans, which were $139,000 for the three months ended March 31, 2022 compared with $106,000 for the three months ended March 31, 2021.

Other Expenses. Other expenses decreased $181,000, or 3.9%, to $4.5 million during the three months ended March 31, 2022 from $4.7 million during the three months ended March 31, 2021.

The decrease in other expenses was primarily attributable to lower professional fees, which decreased $205,000, or 43.2%, due to lower legal and consulting fees related to the collection and foreclosure of non-performing loans. FDIC deposit insurance assessment premiums and loan servicing expenses decreased $78,000 and $76,000, respectively, from the Company’s higher capital levels and lower levels of non-performing loans. Partially offsetting these decreases were higher compensation and other expenses. Compensation and benefit expense increased $71,000, or 2.7%, due to annual merit increases as well as expenses for the employee stock ownership plan resulting from the Company’s stock offering in July 2021. Other expenses increased $69,000, or 17.8%, from higher expenses related to being a fully public company as well as annual increases in vendor contracts.

Income Tax Expense. The Company recorded tax expense of $690,000 on pre-tax income of $2.4 million for the three months ended March 31, 2022, compared to $652,000 on pre-tax income of $2.2 million for the three months ended March 31, 2021. The Company’s effective tax rate for the three months ended March 31, 2022 was 29.1% compared with 30.2% for the three months ended March 31, 2021.

Comparison of Operating Results for the Six Months Ended March 31, 2022 and 2021

Net Income. Net income increased $529,000, or 18.6%, to $3.4 million during the six-month period ended March 31, 2022 compared with $2.8 million for the six-month period ended March 31, 2021 due to higher net interest and dividend income and non-interest income, lower provisions for loan loss and lower other expenses, partially offset by lower other income.

Net Interest and Dividend Income. Net interest and dividend income increased $391,000, or 3.1%, to $12.8 million for the six months ended March 31, 2022 from $12.4 million for the six months ended March 31, 2021. The increase was attributable to a $61.0 million increase in the average balance of net interest-earning assets, partially offset by a six basis point decrease in the Company’s net interest margin to 3.45% for the six months ended March 31, 2022 compared to 3.51% for the six months ended March 31, 2021.

Interest and Dividend Income. Interest and dividend income decreased $212,000, or 1.5%, to $13.9 million for the six months ended March 31, 2022 from $14.1 million for the six months ended March 31, 2021. The decrease was attributable to a 24 basis point decline in yield on interest-earning assets, partially offset by higher average balances of interest-earning assets, which increased $34.1 million between periods.

Interest earned on investment securities, including interest-earning deposits, and excluding FHLB stock, increased $177,000, or 40.9%, to $610,000 for the six months ended March 31, 2022 from $433,000 the prior year period. The increase resulted primarily from a $59.1 million, or 58.1%, increase in the average balance of investment securities and interest-earning deposits to $160.8 million for the six months ended March 31, 2022 from $101.7 million for the six months ended March 31, 2021. Offsetting the higher interest from higher average balances was a 28 basis point decline in yield on investment securities to 1.32% for the six months ended March 31, 2022 compared with 1.60% for the six months ended March 31, 2021.

Interest earned on loans receivable, net, decreased $378,000, or 2.8%, to $13.3 million for the six months ended March 31, 2022 from $13.6 million the prior year period. The decrease resulted from a $24.6 million, or 4.1%, decline in the average balance of loans receivable and lower PPP fees recognized, partially offset by a six basis point increase in the yield on such assets to 4.57% for the six months ended March 31, 2022 from 4.51% for the six months ended March 31, 2021. Included in the yield on loans receivable is the recognition of PPP loan fees, which have been accelerated with the repayment of PPP loans through forgiveness by the SBA. The Company recorded $730,000 in PPP fees during the six months ended March 31, 2022 compared with $1.0 million during the six months ended March 31, 2021.

Interest Expense. Interest expense decreased $603,000, or 35.5%, to $1.1 million for the six months ended March 31, 2022 compared with $1.7 million for the six months ended March 31, 2021. The average balance of interest-bearing liabilities decreased $26.8 million, or 5.2%, to $487.2 million compared with $514.0 million between the two periods while the cost of such liabilities decreased 21 basis points to 0.45% for the six months ended March 31, 2022 compared with 0.66% for the prior year period.

The average balance of interest-bearing deposits increased $12.4 million, or 2.7%, to $466.1 million for the six months ended March 31, 2022 from $453.7 million for the six months ended March 31, 2021, while the average cost of such deposits decreased 22 basis points to 0.37% from 0.59% between the two periods. As a result, interest paid on interest-bearing deposits decreased $467,000, or 36.0%, to $867,000 for the six months ended March 31, 2022 compared with $1.3 million for the six months ended March 31, 2021. Lower market interest rates accounted for the decrease in the cost of interest-bearing deposits.

Interest paid on borrowings decreased $136,000, or 37.2%, to $230,000 for the six months ended March 31, 2022 from $366,000 for the prior year period. The average balance of such borrowings decreased $39.2 million to $21.1 million for the six months ended March 31, 2022 from $60.3 million for the six months ended March 31, 2021 while the average cost of such borrowings increased 98 basis points to 2.19% for the six months ended March 31, 2022 from 1.21% for the six months ended March 31, 2021. Lower average balances of PPPLF advances (costing 0.35%) contributed to the lower average balance of borrowings as well as their higher cost.

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

After an evaluation of these factors, management recorded a provision of $171,000 for the six months ended March 31, 2022 compared to $1.1 million for the six months ended March 31, 2021. The lower provisions for loan loss resulted from lower adjustments to the Company’s historical loan losses related to the COVID-19 pandemic’s anticipated impact on the Company’s consumer and business loan portfolios. In addition, the Company recorded $54,000 in net recoveries during the six months ended March 31, 2022 compared with $47,000 in net recoveries during the six months ended March 31, 2021.

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

Other Income. Other income decreased $941,000, or 43.5%, to $1.2 million during the six months ended March 31, 2022 compared to $2.2 million for the six months ended March 31, 2021.

Fees for other customer services were $0 for the six months ended March 31, 2022 compared with $768,000 for the six months ended March 31, 2021. The fees during the 2021 fiscal period were earned from the Small Business Relief Grant program offered in response to the COVID pandemic for which the Company received a fee of 3.0% of the grants it assisted with processing. In addition, the Company did not receive any interest rate swap fees during the six months ended March 31, 2022 compared with $208,000 during the six months ended March 31, 2021. However, the Company recorded higher gains from the sales of loans, which were $420,000 for the six months ended March 31, 2022 compared with $369,000 for the six months ended March 31, 2021.

Other Expenses. Other expenses decreased $286,000, or 3.0%, to $9.1 million during the six months ended March 31, 2022 from $9.4 million during the six months ended March 31, 2021.

Lower other expenses were primarily attributable to professional fees, which decreased $345,000, or 34.4%, due to lower legal and consulting fees related to the collection and foreclosure of non-performing loans. OREO, FDIC deposit insurance assessment premiums and loan servicing expenses decreased $151,000, $150,000 and $115,000, respectively, from lower OREO valuation allowances, higher capital levels and lower levels of non-performing loans. Partially offsetting these decreases were higher compensation and other expenses. Compensation and benefit expense increased $225,000, or 4.4%, due to annual merit increases and higher professional development expenses as well as higher expenses for the employee stock ownership plan resulting from the Company’s stock offering in July 2021. Other expenses increased $112,000, or 15.1%, from higher expenses related to being a fully public company as well as annual increases in vendor contracts.

Income Tax Expense. The Company recorded tax expense of $1.4 million on pre-tax income of $4.7 million for the six months ended March 31, 2022, compared to $1.2 million on pre-tax income of $4.1 million for the six months ended March 31, 2021. The Company’s effective tax rate for the six months ended March 31, 2022 was 28.8% compared with 30.0% for the six months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the six months ended March 31, 2022 in the ability of the Company and its subsidiaries to fund their operations.

Whether through significant deposit withdrawals, reductions in interest and principal payments on loans, or the tightening of the capital markets, it is possible that the COVID-19 pandemic will have a negative effect on the liquidity and capital resources of the Company.

At March 31, 2022, the Company had commitments outstanding under letters of credit of $788,000, commitments to originate loans of $33.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $67.3 million. There has been no material change during the six months ended March 31, 2022 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2022, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 10.56%, and total qualifying capital as a percentage of risk-weighted assets was 16.13%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the six months ended March 31, 2022. Through March 31, 2022, the Company had repurchased 91,000 shares at an average price of $8.41 pursuant to the second stock repurchase plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2022 and September 30, 2021; (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2022 and 2021; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended March 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 12, 2022	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 12, 2022	/s/Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer