Form 10-Q
period 2022-06-30
Magyar Bancorp, Inc.
filed 2022-08-15
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission File Number 000-51726

Magyar Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732)342-7600
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

Yes ☐   No ☑

The number of shares outstanding of the issuer's common stock at August 1, 2022 was 7,097,825.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2022	2021
	(Unaudited)
Assets
Cash	$2,812	$1,808
Interest earning deposits with banks	23,509	73,393
Total cash and cash equivalents	26,321	75,201

Investment securities - available for sale, at fair value	10,058	12,927
Investment securities - held to maturity, at amortized cost (fair value of $83,650 and $57,282 at June 30, 2022 and September 30, 2021, respectively)	91,222	57,660
Federal Home Loan Bank of New York stock, at cost	1,431	1,738
Loans receivable, net of allowance for loan losses of $8,505 and $8,075 at June 30, 2022 and September 30, 2021, respectively	616,656	585,301
Bank owned life insurance	17,563	14,288
Accrued interest receivable	3,550	3,533
Premises and equipment, net	13,950	14,331
Other real estate owned ("OREO")	281	636
Other assets	9,620	8,375
Total assets	$790,652	$773,990

Liabilities and Stockholders' Equity
Liabilities
Deposits	$659,821	$639,814
Escrowed funds	3,540	3,242
Borrowings	15,284	23,356
Accrued interest payable	56	85
Accounts payable and other liabilities	10,971	9,852
Total liabilities	689,672	676,349

Stockholders' equity
Preferred stock: $.01 Par Value in dollar, 500,000 shares authorized; at June 30, 2022 and September 30, 2021, none issued	-	-
Common stock: $.01 Par Value in dollar, 14,000,000 shares authorized; 7,097,825 shares issued; 7,097,825 shares outstanding at June 30, 2022 and September 30, 2021, at cost	71	71
Additional paid-in capital	63,712	63,713
Treasury stock: 112,996 shares, at cost	(1,242)	(1,242)
Unearned Employee Stock Ownership Plan shares	(3,192)	(3,235)
Retained earnings	43,547	39,281
Accumulated other comprehensive loss	(1,916)	(947)
Total stockholders' equity	100,980	97,641
Total liabilities and stockholders' equity	$790,652	$773,990

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Interest and dividend income
Loans, including fees	$7,018	$6,874	$20,281	$20,515
Investment securities
Taxable	428	200	1,023	633
Tax-exempt	11	1	27	1
Federal Home Loan Bank of New York stock	19	23	58	73

Total interest and dividend income	7,476	7,098	21,389	21,222

Interest expense
Deposits	420	487	1,286	1,821
Borrowings	92	153	323	519

Total interest expense	512	640	1,609	2,340

Net interest and dividend income	6,964	6,458	19,780	18,882

Provision for loan losses	205	246	376	1,353

Net interest and dividend income after provision for loan losses	6,759	6,212	19,404	17,529

Other income
Service charges	284	229	860	831
Income on bank owned life insurance	94	76	275	233
Fees for other customer services	-	9	-	777
Interest rate swap fees	76	-	76	208
Other operating income	21	27	67	86
Gains on sales of loans	134	380	553	749
Gain on sale of OREO	67	-	67	-

Total other income	676	721	1,898	2,884

Other expenses
Compensation and employee benefits	2,701	2,621	8,096	7,791
Occupancy expenses	750	760	2,255	2,244
Professional fees	198	379	856	1,382
Data processing expenses	136	132	409	391
Marketing and business development	143	66	353	171
OREO expenses	6	24	54	223
FDIC deposit insurance premiums	55	114	161	370
Loan servicing expenses	2	96	86	294
Other expenses	441	397	1,293	1,139
Total other expenses	4,432	4,589	13,563	14,005

Income before income tax expense	3,003	2,344	7,739	6,408

Income tax expense	886	676	2,250	1,898

Net income	$2,117	$1,668	$5,489	$4,510

Net income per share-basic and diluted	$0.31	$0.24	$0.81	$0.64

Weighted average basic and diluted shares outstanding	6,799,800	7,096,664	6,797,691	7,096,664

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Net income	$2,117	$1,668	$5,489	$4,510
Other comprehensive income (loss)
Unrealized (loss) gain on securities available for sale	(490)	164	(1,285)	(205)
Other comprehensive (loss) gain, before tax	(490)	164	(1,285)	(205)
Deferred income tax effect	120	(54)	316	57
Total other comprehensive (loss) gain	$(370)	$110	$(969)	$(148)
Total comprehensive income	$1,747	$1,778	$4,520	$4,362

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended June 30, 2022 and 2021

(In Thousands, Except for Share Amounts)

	Common Stock		Additional		Unearned		Accumulated Other
	Shares Outstanding	Par Value	Paid-In Capital	Treasury Stock	ESOP Shares	Retained Earnings	Comprehensive Loss	Total
	(Unaudited)
Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641
Net income	-	-	-	-	-	1,693	-	1,693
Dividends paid on common stock ($0.12 per share)	-	-	-	-	-	(814)	-	(814)
Other comprehensive income	-	-	-	-	-	-	(40)	(40)
Common stock acquired by ESOP	-	-	-	-	(98)	-	-	(98)
ESOP shares allocated	-	-	(32)	-	93	-	-	61
Balance, December 31, 2021	7,097,825	$71	$63,681	$(1,242)	$(3,240)	$40,160	$(987)	$98,443
Net income	-	-	-	-	-	1,679	-	1,679
Dividends paid on common stock ($0.03 per share)	-	-	-	-	-	(205)	-	(205)
Other comprehensive income	-	-	-	-	-	-	(559)	(559)
ESOP shares allocated	-	-	16	-	24	-	-	40
Balance, March 31, 2022	7,097,825	$71	$63,697	$(1,242)	$(3,216)	$41,634	$(1,546)	$99,398
Net income	-	-	-	-	-	2,117	-	2,117
Dividends paid on common stock ($0.03 per share)	-	-	-	-	-	(204)	-	(204)
Other comprehensive income	-	-	-	-	-	-	(370)	(370)
ESOP shares allocated	-	-	15	-	24	-	-	39
Balance, June 30, 2022	7,097,825	$71	$63,712	$(1,242)	$(3,192)	$43,547	$(1,916)	$100,980

	Common Stock		Additional		Unearned		Accumulated Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2020	5,810,746	$59	$26,294	$(1,242)	$(65)	$33,161	$(1,357)	$56,850
Net income	-	-	-	-	-	1,337	-	1,337
Other comprehensive income	-	-	-	-	-	-	(36)	(36)
ESOP shares allocated	-	-	(15)	-	65	-	-	50
Balance, December 31, 2020	5,810,746	$59	$26,279	$(1,242)	$-	$34,498	$(1,393)	$58,201
Net income	-	-	-	-	-	1,506	-	1,506
Other comprehensive income	-	-	-	-	-	-	(222)	(222)
Balance, March 31, 2021	5,810,746	$59	$26,279	$(1,242)	$-	$36,004	$(1,615)	$59,485
Net income	-	-	-	-	-	1,668	-	1,668
Other comprehensive income	-	-	-	-	-	-	110	110
Balance, June 30, 2021	5,810,746	$59	$26,279	$(1,242)	$-	$37,672	$(1,505)	$61,263

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2022	2021
	(Unaudited)
Operating activities
Net income	$5,489	$4,510
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	627	622
Premium amortization on investment securities, net	148	119
Provision for loan losses	376	1,353
Provision for loss on other real estate owned	-	215
Originations of SBA loans held for sale	(4,903)	(6,386)
Proceeds from the sales of SBA loans	5,456	7,135
Gains on sale of loans receivable	(553)	(749)
Gains on the sales of other real estate owned	(67)	(79)
ESOP compensation expense	140	50
Deferred income tax expense (benefit)	86	(348)
(Increase) decrease in accrued interest receivable	(17)	148
Increase in surrender value of bank owned life insurance	(275)	(233)
Increase in other assets	(1,015)	(2,532)
Decrease in accrued interest payable	(29)	(102)
Increase in accounts payable and other liabilities	1,119	1,516
Net cash provided by operating activities	6,582	5,239

Investing activities
Net increase in loans receivable	(31,731)	(4,864)
Purchases of loans receivable	-	(3,500)
Proceeds from the sale of loans receivable	-	4,000
Purchases of investment securities held to maturity	(39,535)	(28,189)
Purchases of investment securities available for sale	-	(10,561)
Proceeds from calls of investment securities held to maturity	-	2,000
Proceeds from calls of investment securities available for sale	-	5,000
Principal repayments on investment securities held to maturity	5,886	8,268
Principal repayments on investment securities available for sale	1,523	6,133
Purchase of bank owned life insurance	(3,000)	-
Purchases of premises and equipment	(246)	(366)
Investment in other real estate owned	(12)	(25)
Proceeds from other real estate owned	434	1,725
Redemption of Federal Home Loan Bank stock	307	93
Net cash used in investing activities	(66,374)	(20,286)

Financing activities
Net increase in deposits	20,007	117,622
Purchase of common stock for ESOP	(98)	-
Net increase in escrowed funds	298	990
Repayments of long-term advances	(8,072)	(36,106)
Cash paid on common stock dividends	(1,223)	-
Net cash provided by financing activities	10,912	82,506
Net (decrease) increase in cash and cash equivalents	(48,880)	67,459
Cash and cash equivalents, beginning of year	75,201	61,726
Cash and cash equivalents, end of year	$26,321	$129,185

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,638	$2,442
Income taxes	$2,180	$2,125
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$-	$547

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

Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The September 30, 2021 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will be able to defer implementation of the new standard until October 1, 2023. The Company did not early adopt as of June 30, 2022, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

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

NOTE C – CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations

NOTE D – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2022 and 2021. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods. As a result of the second-step conversion completed on July 14, 2021, the previously reported number of shares for the year ended June 30, 2021 were adjusted to reflect the 1.2213 exchange ratio for comparative purposes.

	Three Months Ended June 30,
	2022			2021
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(Dollars in thousands, except share and per share data)
Basic and diluted EPS
Net income available to weighted average common shareholders	$2,117	6,799,800	$0.31	$1,668	7,096,664	$0.24

	Nine Months Ended June 30,
	2022			2021
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(Dollars in thousands, except share and per share data)
Basic and diluted EPS
Net income available to weighted average common shareholders	$5,489	6,797,691	$0.81	$4,510	7,096,664	$0.64

There were no outstanding stock awards or options to purchase common stock at June 30, 2022 and 2021.

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

There were no grants, vested shares or forfeitures of non-vested restricted stock awards for the three and nine months ended June 30, 2022 and 2021. There were no stock option and stock award expenses included with compensation expense for the three and nine months ended June 30, 2022 and 2021.

The Company did not repurchase any shares of its common stock during the three and nine months ended June 30, 2022 and 2021. The Company held 112,996 shares of its common stock as treasury shares at June 30, 2022, repurchased at an average cost of $10.99 through March 2020.

Under current federal regulations, subject to limited exceptions, the Company was not allowed to repurchase shares of our common stock during the first year following the completion of its second-step conversion offering, which was completed on July 14, 2021. On July 21, 2022, the Company announced a stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 354,891 shares.

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

In connection with the second-step conversion offering, the ESOP trustees purchased 8% of the shares sold in the offering, or 312,800 shares (“2021 ESOP”). As a result of the second-step conversion offering being oversubscribed in the first tier of subscription priorities, the ESOP trustees were unable to purchase shares of the Company's common stock in the second-step conversion offering. The total cost of the shares purchased on the open market by the 2021 ESOP trust was $3.4 million, reflecting an average cost per share of $10.77. The 2021 ESOP loan bears a variable interest rate that adjusts annually to the Prime Rate (3.25% at January 1, 2022) with principal and interest payable annually in equal installments over thirty years.

The Company's contribution expense for the ESOP was $138,000 and $50,000 for the nine months ended June 30, 2022 and 2021, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2022			2021
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding (loss) gain arising during period on:
Available-for-sale investments	$(490)	$120	$(370)	$164	$(54)	$110

Other comprehensive (loss) gain, net	$(490)	$120	$(370)	$164	$(54)	$110

	Nine Months Ended June 30,
	2022			2021
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding loss arising during period on:
Available-for-sale investments	$(1,285)	$316	$(969)	$(205)	$57	$(148)

Other comprehensive loss, net	$(1,285)	316	$(969)	$(205)	$57	$(148)

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

June 30, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$10,058	$-	$10,058	$-
Total securities available for sale	10,058	-	10,058	-
Derivative assets	1,622	-	1,622	-
Total Assets	$11,680	$-	$11,680	$-

Liabilities:
Derivative liabilities	$1,622	$-	$1,622	$-
Total Liabilities	$1,622	$-	$1,622	$-

September 30, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Mortgage-backed securities	$12,927	$-	$12,927	$-
Total securities available for sale	12,927	-	12,927	-
Derivative assets	183	-	183	-
Total assets	$13,110	$-	$13,110	$-

Liabilities:
Derivative liabilities	$183	$-	$183	$-
Total Liabilities	$183	$-	$183	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights, net

Mortgage Servicing Rights (MSRs) are carried at the lower of cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. The Company had MSRs totaling $1,000 and $4,000 at June 30, 2022 and September 30, 2021, respectively.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2022 and September 30, 2021.

June 30, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$7,428	$-	$-	$7,428
Other real estate owned	281	-	-	281
Total	$7,709	$-	$-	$7,709

September 30, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$11,134	$-	$-	$11,134
Other real estate owned	636	-	-	636
Total	$11,770	$-	$-	$11,770

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

June 30, 2022	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$7,428	Appraisal of collateral (1)	Appraisal adjustments (2)	-8.0% to -31.7% (-20.5%)
Other real estate owned	$281	Appraisal of collateral (1)	Liquidation expenses (2)	-28.0% to -28.0% (-28.0%)

September 30, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$11,134	Appraisal of collateral (1)	Appraisal adjustments (2)	-8.0% to -42.8% (-23.6%)
Other real estate owned	$636	Appraisal of collateral (1)	Liquidation expenses (2)	-31.2% to -45.5% (-39.4%)

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2022 and September 30, 2021. For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2022
Financial instruments - assets
Investment securities held to maturity	$91,222	$83,650	$-	$83,650	$-
Loans	616,656	602,093	-	-	602,093

Financial instruments - liabilities
Certificates of deposit including retirement certificates	87,927	87,050	-	87,050	-
Borrowings	15,284	14,749	-	14,749	-

September 30, 2021
Financial instruments - assets
Investment securities held-to-maturity	$57,660	$57,282	$-	$57,282	$-
Loans	585,301	594,674	-	-	594,674

Financial instruments - liabilities
Certificates of deposit	116,892	118,144	-	118,144	-
Borrowings	23,356	23,753	-	23,753	-

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

At June 30, 2022, the Company’s operating lease ROU assets and operating lease liabilities totaled $3.4 million and $3.8 million, respectively.

The following table presents the balance sheet information related to our leases:

	June 30, 2022	September 30, 2021
	(Dollars in thousands)

Operating lease right-of-use asset	$3,442	$3,894
Operating lease liabilities	$3,769	$4,254
Weighted average remaining lease term in years	7.1	7.7
Weighted average discount rate	2.2%	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year (in thousands):

For the Year Ending:
2022	$184
2023	738
2024	747
2025	523
2026	455
2027 and thereafter	1,533
Total lease payments	4,180
Less imputed interest	(411)
Present value of lease liabilities	$3,769

Total leases expense recorded on the Consolidated Statements of Income within Occupancy expense were $607,000 and $613,000 for the nine months ended June 30, 2022 and 2021, respectively.

NOTE I – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at June 30, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$125	$-	$(4)	$121
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,392	3	(1,458)	9,937
Total securities available-for-sale	$11,517	$3	$(1,462)	$10,058
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,647	$-	$(404)	$5,243
Mortgage-backed securities - commercial	648	2	-	650
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	48,393	-	(4,753)	43,640
Debt securities	24,817	-	(1,570)	23,247
Private label mortgage-backed securities - residential	229	-	(8)	221
Obligations of state and political subdivisions	3,488	3	(467)	3,024
Corporate securities	8,000	-	(375)	7,625
Total securities held-to-maturity	$91,222	$5	$(7,577)	$83,650
Total investment securities	$102,739	$8	$(9,039)	$93,708

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The maturities of the debt securities, municipal bonds and certain information regarding the mortgage backed securities at June 30, 2022 are summarized in the following table:

	Amortized	Fair
June 30, 2022	Cost	Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Residential	$11,517	$10,058
Commercial	-	-
Total securities available-for-sale	$11,517	$10,058
Securities held-to-maturity
Due within 1 year	$5,000	$4,821
Due after 1 but within 5 years	26,346	24,823
Due after 5 but within 10 years	4,445	3,854
Due after 10 years	514	398
Total debt securities	$36,305	$33,896

Mortgage-backed securities:
Residential	$54,269	$49,104
Commercial	648	650
Total securities held-to-maturity	$91,222	$83,650
Total investment securities	$102,739	$93,708

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$179	$7	$-	$186
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,922	27	(208)	12,741
Total securities available-for-sale	$13,101	$34	$(208)	$12,927

Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$574	$-	$(25)	$549
Mortgage-backed securities - commercial	703	-	-	703
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	38,596	416	(389)	38,623
Debt securities	12,498	-	(156)	12,342
Private label mortgage-backed securities - residential	242	6	-	248
Obligations of state and political subdivisions	2,047	-	(34)	2,013
Corporate securities	3,000	-	(196)	2,804
Total securities held-to-maturity	$57,660	$422	$(800)	$57,282
Total investment securities	$70,761	$456	$(1,008)	$70,209

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. The following tables present the gross unrealized losses and fair value at June 30, 2022 and September 30, 2021 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
June 30, 2022		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$5,074	$(372)	$290	$(36)	$5,364	$(408)
Obligations of U.S. government - sponsored enterprises
Mortgage-backed securities - residential	47	32,294	(3,144)	20,982	(3,067)	53,276	(6,211)
Debt securities	14	11,894	(424)	11,352	(1,146)	23,246	(1,570)
Private label mortgage-backed securities residential	1	221	(8)	-	-	221	(8)
Obligations of state and political subdivisions	5	1,340	(275)	846	(192)	2,186	(467)
Corporate securities	2	4,821	(179)	2,804	(196)	7,625	(375)
Total	75	$55,644	$(4,402)	$36,274	$(4,637)	$91,918	$(9,039)

September 30, 2021
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$318	$(12)	$232	$(13)	$550	$(25)
Mortgage-backed securities - commercial	1	-	-	703	-	703	-
Obligations of U.S. government - sponsored enterprises
Mortgage-backed securities - residential	20	33,690	(539)	1,610	(58)	35,300	(597)
Debt securities	7	10,859	(139)	1,483	(17)	12,342	(156)
Obligations of state and political subdivisions	4	2,013	(34)	-	-	2,013	(34)
Corporate securities	1	-	-	2,804	(196)	2,804	(196)
Total	36	$46,880	$(724)	$6,832	$(284)	$53,712	$(1,008)

The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event. At June 30, 2022 and September 30, 2021, there were 75 and 36 investment securities with total unrealized losses of 9.0 million and 1.0 million, respectively. Investment security unrealized losses at June 30, 2022 consisted of $6.6 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $1.6 million in U.S. government-sponsored enterprise debt securities, $467,000 in Obligations of state and political subdivisions, $375,000 in corporate notes and $8,000 in “private-label” mortgage-backed securities.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2022 and September 30, 2021.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2022	2021
	(In thousands)

One-to-four family residential	$208,018	$203,019
Commercial real estate	335,384	280,848
Construction	23,152	20,350
Home equity lines of credit	15,568	17,930
Commercial business	40,573	68,719
Other	3,098	3,751
Total loans receivable	625,793	594,617
Net deferred loan costs	(632)	(1,241)
Allowance for loan losses	(8,505)	(8,075)

Total loans receivable, net	$616,656	$585,301

The Bank participated in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury under the Coronavirus Aid, Relief and Economic Security Act of 2020 (subsequently extended by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act) to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 1.0% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred through the date that the SBA remits the borrower’s loan forgiveness amount to the lender. Included in commercial business loans at June 30, 2022 were two PPP loans totaling $370,000 compared with 111 PPP loans totaling $25.1 million at September 30, 2021. The Company expects all but $3,000 of these loans to be approved for full forgiveness by the SBA.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and charged-off and those for which a specific allowance was not necessary at the dates presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2022	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to-four family residential	$-	$-	$1,525	$1,525	$1,525
Commercial real estate	-	-	1,169	1,169	1,169
Construction	2,835	114	1,745	4,580	4,645
Commercial business	-	-	154	154	154
Total impaired loans	$2,835	$114	$4,593	$7,428	$7,493

September 30, 2021

One-to-four family residential	$-	$-	$2,711	$2,711	$2,711
Commercial real estate	-	-	2,270	2,270	2,270
Construction	2,835	224	1,745	4,580	4,645
Commercial business	-	-	1,507	1,507	1,507
Total impaired loans	$2,835	$224	$8,233	$11,068	$11,133

The average recorded investment in impaired loans was $8.9 million and $12.6 million for the nine months ended June 30, 2022 and 2021, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There were no TDRs during the nine months ended June 30, 2022 and there were two TDRs totaling $330,000 during the nine months ended June 30, 2021.

The following tables present the average recorded investment in impaired loans for the three and nine months ended June 30, 2022 and 2021. There was no interest income recognized on impaired loans during the periods presented.

	Three Months	Nine Months
	Ended June 30, 2022	Ended June 30, 2022
	(In thousands)

One-to-four family residential	$1,531	$1,760
Commercial real estate	1,174	1,516
Construction	4,580	4,580
Commercial business	829	1,055
Average investment in impaired loans	$8,114	$8,911

	Three Months	Nine Months
	Ended June 30, 2021	Ended June 30, 2021
	(In thousands)

One-to-four family residential	$2,425	$2,409
Commercial real estate	3,407	3,716
Construction	4,580	4,580
Commercial business	1,863	1,877
Average investment in impaired loans	$12,275	$12,582

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system at the dates presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2022
One-to-four family residential	$206,685	$985	$348	$-	$208,018
Commercial real estate	335,185	199	-	-	335,384
Construction	18,572	-	4,580	-	23,152
Home equity lines of credit	15,568	-	-	-	15,568
Commercial business	40,573	-	-	-	40,573
Other	3,098	-	-	-	3,098
Total	$619,681	$1,184	$4,928	$-	$625,793

September 30, 2021
One-to-four family residential	$200,510	$1,002	$1,507	$-	$203,019
Commercial real estate	272,408	6,679	1,761	-	280,848
Construction	15,770	-	4,580	-	20,350
Home equity lines of credit	17,930	-	-	-	17,930
Commercial business	67,360	10	1,349	-	68,719
Other	3,751	-	-	-	3,751
Total	$577,729	$7,691	$9,197	$-	$594,617

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans at the dates presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
June 30, 2022
One-to-four family residential	$208,018	$-	$-	$-	$-	$-	$208,018
Commercial real estate	335,384	-	-	-	-	-	335,384
Construction	18,572	-	-	4,580	4,580	4,580	23,152
Home equity lines of credit	15,568	-	-	-	-	-	15,568
Commercial business	40,573	-	-	-	-	-	40,573
Other	3,098	-	-	-	-	-	3,098
Total	$621,213	$-	$-	$4,580	$4,580	$4,580	$625,793

September 30, 2021
One-to-four family residential	$201,868	$-	$-	$1,151	$1,151	$1,151	$203,019
Commercial real estate	279,769	-	-	1,079	1,079	1,079	280,848
Construction	15,770	-	-	4,580	4,580	4,580	20,350
Home equity lines of credit	17,930	-	-	-	-	-	17,930
Commercial business	67,370	-	-	1,349	1,349	1,349	68,719
Other	3,751	-	-	-	-	-	3,751
Total	$586,458	$-	$-	$8,159	$8,159	$8,159	$594,617

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2022 and 2021:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	52	-	-	-	-	-	52
Provision (credit)	(43)	(90)	130	-	83	(14)	35	101
Balance- December 31, 2021	$1,093	$3,706	$724	$232	$2,129	$1	$343	$8,228
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	1	-	-	-	-	-	-	1
Provision (credit)	19	376	79	(12)	(290)	1	(102)	71
Balance- March 31, 2022	$1,113	$4,082	$803	$220	$1,839	$2	$241	$8,300
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision (credit)	35	334	(196)	5	(62)	(1)	90	205
Balance- June 30, 2022	$1,148	$4,416	$607	$225	$1,777	$1	$331	$8,505

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	90	-	-	90
Provision (credit)	120	176	(202)	88	592	1	(135)	640
Balance- December 31, 2020	$1,155	$3,408	$470	$267	$1,716	$2	$112	$7,130
Charge-offs	-	(50)	-	-	-	-	-	(50)
Recoveries	1	-	-	-	6	-	-	7
Provision (credit)	(29)	351	(22)	(10)	30	(1)	148	467
Balance- March 31, 2021	$1,127	$3,709	$448	$257	$1,752	$1	$260	$7,554
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision (credit)	(39)	(3)	179	9	149	(1)	(48)	246
Balance- June 30, 2021	$1,088	$3,706	$627	$266	$1,901	$-	$212	$7,800

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2022 and September 30, 2021:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - June 30, 2022	$1,148	$4,416	$607	$225	$1,777	$1	$331	$8,505
Individually evaluated for impairment	-	-	114	-	-	-	-	114
Collectively evaluated for impairment	1,148	4,416	493	225	1,777	1	331	8,391

Loans receivable:
Balance - June 30, 2022	$208,018	$335,384	$23,152	$15,568	$40,573	$3,098	$-	$625,793
Individually evaluated for impairment	1,525	1,169	4,580	-	154	-	-	7,428
Collectively evaluated for impairment	206,493	334,215	18,572	15,568	40,419	3,098	-	618,365

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Individually evaluated for impairment	-	-	224	-	-	-	-	224
Collectively evaluated for impairment	1,136	3,744	370	232	2,046	15	308	7,851

Loans receivable:
Balance - September 30, 2021	$203,019	$280,848	$20,350	$17,930	$68,719	$3,751	$-	$594,617
Individually evaluated for impairment	2,711	2,270	4,580	-	1,507	-	-	11,068
Collectively evaluated for impairment	200,308	278,578	15,770	17,930	67,212	3,751	-	583,549

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

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no TDRs for the nine months ended June 30, 2022, and there were two TDRs totaling $330,000 during the nine months ended June 30, 2021.

	Three Months Ended June 30, 2021
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to-four family residential	1	$112	$124

Total	1	$112	$124

	Nine Months Ended June 30, 2021
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to-four family residential	2	$330	$373

Total	2	$330	$373

NOTE L – DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2022	2021
	(In thousands)

Demand accounts	$179,812	$181,975
Savings accounts	87,093	81,724
NOW accounts	98,225	71,325
Money market accounts	206,764	187,898
Certificates of deposit	74,997	101,888
Retirement certificates	12,930	15,004
Total deposits	$659,821	$639,814

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

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at June 30, 2022 or September 30, 2021.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%	$631	$492	$1,625	$1,346
State tax expense	245	194	634	588
Other	10	(10)	(9)	(36)
Income tax expense	$886	$676	$2,250	$1,898

The Company’s statutory income tax rate in the State of New Jersey was 9.0% for the three and nine months ending June 30, 2022 and 2021. The State of New Jersey imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax is set at a rate of 2.5% and is currently effective through December 31, 2023. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense for the three and nine months ended June 30, 2022 and 2021.

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

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at June 30, 2022 and September 30, 2021.

The following table presents summary information regarding these derivatives as of June 30, 2022 and September 30, 2021.

	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
June 30, 2022
Classified in Other Assets:
Customer interest rate swaps	$19,676	6.1	3.63%	1 Mo. LIBOR + 2.50	$1,552
	$6,985	4.8	6.13%	1 Mo. BSBY + 3.00	$70
Total	$26,661	5.5	4.88%		$1,622
Classified in Other Liabilities:
3rd Party interest rate swaps	$19,676	6.1	3.63%	1 Mo. LIBOR + 2.50	$1,552
	$6,985	4.8	6.13%	1 Mo. BSBY + 3.00	$70
Total	$26,661	5.5	4.88%		$1,622

September 30, 2021
Classified in Other Assets:
Customer interest rate swaps	$20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$183
Classified in Other Liabilities:
3rd Party interest rate swaps	$20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$183

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

	June 30,	September 30,
	2022	2021
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$750	$2,901
Unused lines of credit	69,021	63,798
Fixed rate loan commitments	6,132	9,156
Variable rate loan commitments	30,011	14,558
Total	$105,914	$90,413

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as may be supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, and with respect to the loans extended by the Company and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans. In addition, the long-term impact of the COVID-19 pandemic could have an adverse impact on the Company, its customers and the communities it serves.

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

Through June 30, 2022, we had modified 284 loans aggregating $150.9 million for the deferral of principal and/or interest payments. Of these loans, 113 loans totaling $56.9 million repaid their deferred payments in full and 171 loans aggregating $94.0 million have resumed making their contractual loan payments. At June 30, 2022, the Company was not deferring any additional loan payments due to the COVID-19 pandemic and there were no delinquent loans with COVID-19 deferrals. A total of $1.3 million in interest payments were deferred as of June 30, 2022.

The Bank participated in the PPP to provide liquidity using the SBA platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity is in the form of a loan, 100% guaranteed by the SBA, that is forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. We originated 562 PPP loans totaling $91.3 million for which we received $3.5 million in origination fees from the SBA. These fees are being amortized over the five year contractual term of the loan unless repaid or forgiven sooner. Through June 30, 2022, 560 loans totaling $91.0 million had been repaid, leaving two loans totaling $370,000 at June 30, 2022. The Company expects all but $3,000 of these loans to be approved for full forgiveness by the SBA.

Comparison of Financial Condition at June 30, 2022 and September 30, 2021

Total Assets. Total assets increased $16.7 million, or 2.2%, to $790.7 million at June 30, 2022 from $774.0 million at September 30, 2021. The increase was attributable to higher balances of loans receivable, net of allowance for loan losses, and investment securities, partially offset by lower balances of interest-earning deposits with banks.

Cash and Interest-Earning Deposits with Banks. Cash and interest-earning deposits with banks decreased $48.9 million, or 65.0%, to $26.3 million at June 30, 2022 from $75.2 million at September 30, 2021. Interest-earning deposits with banks were used to fund loan originations and investment security purchases during the nine months ended June 30, 2022.

Investment Securities. At June 30, 2022, investment securities totaled $101.3 million, reflecting an increase of $30.7 million, or 43.5%, from $70.6 million at September 30, 2021. The Company purchased nine mortgage-backed securities totaling $20.7 million, seven callable U.S. government-sponsored enterprise bonds totaling $12.3 million, three municipal bonds totaling $1.5 million, and one corporate note totaling $5.0 million during the nine months ended June 30, 2022. Repayments of mortgage-backed securities and bond calls totaled $7.4 million. There were no sales of investment securities during the period.

Investment securities at June 30, 2022 consisted of $64.7 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $24.8 million in U.S. government-sponsored enterprise debt securities, $8.0 million in corporate notes, $3.5 million in municipal bonds and $229,000 in “private-label” mortgage-backed securities. Available-for-sale investment securities had a cost of $11.5 million and a market value of $10.1 million reflecting an unrealized loss of $1.4 million at June 30, 2022. The unrealized loss on securities available-for-sale reflects higher market interest rates, which adversely affects the market price of the securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2022.

Total Loans Receivable. Total loans receivable increased $31.2 million, or 5.2%, during the nine months ended June 30, 2022 to $625.8 million at June 30, 2022 and were comprised of $335.4 million (53.6%) in commercial real estate loans, $208.0 million (33.2%) in one- to four- family residential mortgage loans, $40.6 million (6.5%) in commercial business loans, $23.1 million (3.7%) in construction loans, $15.6 million (2.5%) in home equity lines of credit, and $3.1 million (0.5%) in other loans.

The increase in total loans receivable during the nine months ended June 30, 2022 occurred in commercial real estate loans, which increased $54.5 million, or 19.4%, in one- to four- family residential mortgage loans, which increased $5.0 million, or 2.5%, and in construction loans, which increased $2.8 million, or 13.8%. Partially offsetting these increases were decreases in commercial business loans, which decreased $28.1 million (PPP loans decreased $24.8 million), or 41.0%, home equity lines of credit, which decreased $2.4 million, or 13.2% and other loans, which decreased $653,000, or 17.4%.

Total Non-Performing Loans. Total non-performing loans decreased $3.6 million, or 43.9%, to $4.6 million at June 30, 2022 from $8.2 million at September 30, 2021. The decrease was attributable to four loans totaling $1.5 million paid current by the borrowers and the full repayment of three loans totaling $2.1 million during the nine months ended June 30, 2022. The ratio of non-performing loans to total loans decreased to 0.73% at June 30, 2022 from 1.37% at September 30, 2021.

During the nine months ended June 30, 2022, the allowance for loan losses increased $430,000 to $8.5 million from $8.1 million at September 30, 2021. The increase was attributable to provisions for loan losses totaling $376,000 and $54,000 in net recoveries from loans previously charged off. The allowance for loan losses as a percentage of non-performing loans increased to 185.7% at June 30, 2022 from 99.0% at September 30, 2021. Our allowance for loan losses as a percentage of total loans was 1.36% at June 30 2022 and September 30, 2021.

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

Other Real Estate Owned. Other real estate owned decreased $355,000, or 55.8%, to $281,000 at June 30, 2022 from $636,000 at September 30, 2021. The decrease was due to sale of one property totaling $368,000 for a $67,000 gain. At June 30, 2022, one property remained in the OREO portfolio and was under contract of sale.

Total Deposits. Total deposits increased $20.0 million, or 3.1%, to $659.8 million at June 30, 2022 from $639.8 million at September 30, 2021. The net inflow in deposits occurred in interest-bearing checking accounts (NOW), which increased $26.9 million, or 37.7%, to $98.2 million, money market accounts, which increased $18.9 million, or 10.0%, to $206.8 million and savings accounts, which increased $5.4 million, or 6.6%, to $87.1 million. These increases were partially offset by certificates of deposit (including individual retirement accounts), which decreased $29.0 million, or 24.8%, to $87.9 million and non-interest bearing checking accounts, which decreased $2.2 million, or 1.1%, to $179.8 million. We believe that deposit inflows were the result of a combination of supply chain issues negatively affecting depositors’ ability to spend and depositors’ continued preference for liquidity that began with the onset of the pandemic. The Company held $6.0 million in brokered certificates of deposit at June 30, 2022 and September 30, 2021.

Borrowings. Borrowings decreased $8.1 million, or 34.6%, to $15.3 million at June 30, 2022 from $23.4 million at September 30, 2021. The Company repaid four matured term borrowings from the Federal Home Loan Bank of New York with its interest-earning deposits with banks during the nine months ended June 30, 2022.

Stockholders’ Equity. Stockholders’ equity increased $3.3 million, or 3.4%, to $101.0 million at June 30, 2022 from $97.6 million at September 30, 2021. The Company’s book value per share increased to $14.23 at June 30, 2022 from $13.76 at September 30, 2021. The increase was due to the Company’s net income partially offset by dividends totaling $0.18 per share paid during the nine months ended June 30, 2022.

The Company did not repurchase any shares of its common stock during the three and nine months ended June 30, 2022 and 2021. The Company held 112,996 shares of its common stock as treasury shares at June 30, 2022, repurchased at an average cost of $10.99 through March 2020. Under current federal regulations, subject to limited exceptions, the Company was not permitted to repurchase shares of our common stock during the first year following the completion of its second-step conversion offering, which was completed on July 14, 2021. On July 21, 2022, the Company announced a stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 354,891 shares.

Average Balance Sheet for the Three and Nine Months Ended June 30, 2022 and 2021

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2022 and 2021. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$34,574	$67	0.77%	$58,462	$14	0.10%
Loans receivable, net	615,634	7,018	4.57%	614,425	6,874	4.49%
Securities
Taxable	96,452	361	1.50%	57,504	186	1.30%
Tax-exempt (1)	2,957	14	1.94%	319	1	1.74%
FHLBNY stock	1,466	19	5.17%	1,932	23	4.76%
Total interest-earning assets	751,083	7,479	3.99%	732,642	7,098	3.89%
Noninterest-earning assets	47,204			44,984
Total assets	$798,287			$777,626

Interest-bearing liabilities:
Savings accounts (2)	$86,729	36	0.17%	$81,519	35	0.17%
NOW accounts (3)	291,308	172	0.24%	259,985	139	0.21%
Time deposits (4)	92,152	212	0.92%	113,242	313	1.11%
Total interest-bearing deposits	470,189	420	0.36%	454,746	487	0.43%
Borrowings	16,136	92	2.30%	41,539	153	1.48%
Total interest-bearing liabilities	486,325	512	0.42%	496,285	640	0.52%
Noninterest-bearing liabilities	214,084			204,004
Total liabilities	700,409			700,289
Retained earnings	97,878			77,337
Total liabilities and retained earnings	$798,287			$777,626

Tax-equivalent basis adjustment		(3)			—
Net interest and dividend income		$6,964			$6,458
Interest rate spread			3.57%			3.37%
Net interest-earning assets	$264,758			$236,357
Net interest margin (5)			3.72%			3.54%
Average interest-earning assets to
average interest-bearing liabilities	154.44%			147.63%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$63,646	$137	0.29%	$53,996	$49	0.12%
Loans receivable, net	593,248	20,281	4.57%	609,157	20,515	4.50%
Securities
Taxable	85,682	886	1.38%	52,488	584	1.49%
Tax-exempt (1)	2,567	34	1.77%	106	1	1.74%
FHLBNY stock	1,585	58	4.86%	1,956	73	4.99%
Total interest-earning assets	746,728	21,396	3.83%	717,703	21,222	3.95%
Noninterest-earning assets	45,729			43,983
Total assets	$792,457			$761,686

Interest-bearing liabilities:
Savings accounts (2)	$86,244	109	0.17%	$78,220	120	0.21%
NOW accounts (3)	281,193	457	0.22%	258,709	569	0.29%
Time deposits (4)	100,048	720	0.96%	117,130	1,132	1.29%
Total interest-bearing deposits	467,485	1,286	0.37%	454,059	1,821	0.54%
Borrowings	19,436	323	2.22%	54,078	519	1.28%
Total interest-bearing liabilities	486,921	1,609	0.44%	508,137	2,340	0.62%
Noninterest-bearing liabilities	203,490			185,931
Total liabilities	690,411			694,068
Retained earnings	102,046			61,296
Total liabilities and retained earnings	$792,457			$755,364

Tax-equivalent basis adjustment		(7)			—
Net interest and dividend income		$19,780			$18,882
Interest rate spread			3.39%			3.33%
Net interest-earning assets	$259,807			$209,566
Net interest margin (5)			3.54%			3.52%
Average interest-earning assets to
average interest-bearing liabilities	153.36%			141.24%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

Net Income. The Company’s net income increased $449,000, or 24.9%, to $2.1 million for the three-month period ended June 30, 2022 compared with net income of $1.7 million for the three-month period ended June 30, 2021. The increase was due to higher net interest and dividend income as well as lower non-interest expenses, partially offset by lower non-interest income.

Net Interest and Dividend Income. Net interest and dividend income increased $506,000, or 7.8%, to $7.0 million for the three months ended June 30, 2022 from $6.5 million for the three months ended June 30, 2021. The increase was attributable to a $28.4 million increase in our average net interest-earning assets as well as an 18 basis point increase in the Company’s net interest margin to 3.72% for the three months ended June 30, 2022 compared to 3.54% for the three months ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income increased $378,000, or 5.3%, to $7.5 million for the three months ended June 30, 2022 from $7.1 million for the three months ended June 30, 2021. The increase was attributable to higher average balances of interest-earning assets, which increased $18.4 million, as well as a 10 basis point increase in the yield on interest-earning assets.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, increased $238,000, or 118.4%, to $439,000 for the three months ended June 30, 2022 from $201,000 for the three months ended June 30, 2021. The increase resulted from a $17.7 million, or 15.2%, increase in the average balance of investment securities and interest-earning deposits as well as a 62 basis point increase in yield on such instruments between periods. Higher market interest rates resulted in higher yields on both interest-earning deposits and investment securities.

While the average balances of loans receivable were relatively flat between periods, the yield on loans receivable increased by eight basis points to 4.57% for the three months ended June 30, 2022 from 4.49% for the three months ended June 30, 2021. The higher loan yield for the current period resulted from the reinvestment of repaid Paycheck Protection Program (“PPP”) loans (earning 1.0%) into higher-yielding commercial real estate loans as well as the receipt of $211,000 in interest income recorded with the payoff of a non-performing loan.

Interest Expense. Interest expense decreased $128,000, or 20.0%, to $512,000 for the three months ended June 30, 2022 from $640,000 for the three months ended June 30, 2021 The cost of interest-bearing liabilities decreased 10 basis points to 0.42% for the three months ended June 30, 2022 compared with 0.52% for the three months ended June 30, 2021 resulting from lower interest-bearing liability costs between periods. In addition, the average balance of interest-bearing liabilities decreased $10.0 million, or 2.0%, to $486.3 million for the three months ended June 30, 2022 from $496.3 million for the three months ended June 30, 2021.

Interest paid on interest-bearing deposits decreased $67,000, or 13.8%, to $415,000 for the three months ended June 30, 2022 compared with $487,000 for the three months ended June 30, 2021. The cost of interest-bearing deposits decreased seven basis points to 0.36% for the three months ended June 30, 2022 from 0.43% for the three months ended June 30, 2021. In addition, the average balance of non-interest bearing liabilities increased $10.1 million, or 4.9%, to $214.1 million for the three months ended June 30, 2022 from $204.0 million for the three months ended June 30, 2021.

Interest paid on borrowings decreased $61,000, or 39.9%, to $92,000 for the three months ended June 30, 2022 from $153,000 for the prior year period. A $25.4 million decrease in the average balance of such borrowings to $16.1 million for the quarter ended June 30, 2022 from $41.5 million for the quarter ended June 30, 2021 more than offset an 82 basis point increase in the cost of borrowings to 2.30% for the three months ended June 30, 2022 from 1.48% for the three months ended June 30, 2021. The reduction in average balances and corresponding increase in cost of borrowings between periods resulted from the repayment of Paycheck Protection Program Liquidity Facility (“PPPLF”) advances to the Federal Reserve Bank of New York.

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

After an evaluation of these factors, management recorded a provision of $205,000 for the three months ended June 30, 2022 compared to $246,000 for the three months ended June 30, 2021. The lower provisions for loss resulted from lower specific reserves for non-performing loans, partially offset by higher balances of (non-PPP) loans receivable outstanding between periods. There were no charge-offs or recoveries during the three months ended June 30, 2022 and 2021.

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

Other Income. Other income decreased $45,000, or 6.2%, to $676,000 during the three months ended June 30, 2022 compared to $721,000 for the three months ended June 30, 2021. The Company recorded lower gains from the sales of SBA loans, which were $134,000 for the three months ended June 30, 2022 compared with $380,000 for the three months ended June 30, 2021. Partially offsetting this decrease were higher interest rate swap fees, which increased $76,000, higher service charges, which increased $55,000, and a $67,000 gain recorded on the sale of an OREO property.

Other Expenses. Other expenses decreased $157,000, or 3.4%, to $4.4 million during the three months ended June 30, 2022 from $4.6 million during the three months ended June 30, 2021. The decrease was primarily attributable to professional fees, which decreased $181,000, or 47.8%, due to lower legal and consulting fees related to the collection and foreclosure of non-performing loans.

Loan servicing expenses and FDIC deposit insurance premiums decreased $94,000 and $59,000, respectively, from lower levels of non-performing loans and the Company’s higher capital levels. Partially offsetting these decreases were higher compensation and marketing and business development expenses. Compensation and benefit expense increased $80,000, or 3.1%, due to annual merit increases, fewer open positions within the Bank, and expenses for the employee stock ownership plan resulting from the Company’s stock offering in July 2021. Marketing and business development expenses increased $77,000, or 116.7%, as the Bank is celebrating its 100 year anniversary with increased events and advertising, while business development opportunities increased as the COVID pandemic restrictions were lifted.

Income Tax Expense. The Company recorded tax expense of $886,000 on pre-tax income of $3.0 million for the three months ended June 30, 2022, compared to $676,000 on pre-tax income of $2.3 million for the three months ended June 30, 2021. The Company’s effective tax rate for the three months ended June 30, 2022 was 29.5% compared with 28.8% for the three months ended June 30, 2021.

Comparison of Operating Results for the Nine Months Ended June 30, 2022 and 2021

Net Income. Net income increased $978,000, or 21.7%, to $5.5 million during the nine month period ended June 30, 2022 compared with $4.5 million for the nine month period ended June 30, 2021 due to higher net interest and dividend income, lower provisions for loan losses and lower non-interest expenses, partially offset by lower non-interest income.

Net Interest and Dividend Income. Net interest and dividend income increased $898,000, or 4.8%, to $19.8 million for the nine months ended June 30, 2022 from $18.9 million for the nine months ended June 30, 2021. The increase was attributable to a $50.2 million increase in average net interest-earning assets as well as a two basis point increase in the Company’s net interest margin to 3.54% for the nine months ended June 30, 2022 compared to 3.52% for the nine months ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income increased $167,000, or 0.8%, to $21.4 million for the nine months ended June 30, 2022 from $21.2 million for the nine months ended June 30, 2021. The increase was attributable to higher average balances of interest-earning assets, which increased $29.0 million, partially offset by a 12 basis point decrease in the yield on interest-earning assets to 3.83% for the nine months ended June 30, 2022.

Interest earned on investment securities, including interest-earning deposits, and excluding FHLB stock, increased $416,000, or 65.6%, to $1.0 million for the nine months ended June 30, 2022 from $634,000 the prior year period. The increase resulted from a $45.3 million, or 42.5%, increase in the average balance of investment securities and interest-earning deposits as well as a 13 basis point increase in yield on such instruments between periods. Higher market interest rates resulted in higher yields on both interest-earning deposits and investment securities.

Interest earned on loans receivable, net, decreased $234,000, or 1.1%, to $20.3 million for the nine months ended June 30, 2022 from $20.5 million the prior year period. The decrease resulted from a $15.9 million, or 2.6%, decline in the average balance of loans receivable and lower PPP fees recognized, partially offset by a seven basis point increase in the yield on such assets to 4.57% for the nine months ended June 30, 2022 from 4.50% for the nine months ended June 30, 2021. Included in the yield on loans receivable is the recognition of PPP loan fees, which have been accelerated with the repayment of PPP loans through forgiveness by the SBA. The Company recorded $828,000 in PPP fees during the nine months ended June 30, 2022 compared with $1.4 million during the nine months ended June 30, 2021. Partially offsetting the lower PPP fees was $356,000 in interest income received during the nine months ended June 30, 2022 from non-performing loans.

Interest Expense. Interest expense decreased $731,000, or 31.2%, to $1.6 million for the nine months ended June 30, 2022 compared with $2.3 million for the nine months ended June 30, 2021. The average balance of interest-bearing liabilities decreased $21.2 million, or 4.2%, to $486.9 million while the cost of such liabilities decreased 18 basis points to 0.44% for the nine months ended June 30, 2022 compared with 0.62% for the prior year period.

The average balance of interest-bearing deposits increased $13.4 million, or 3.0%, to $467.5 million for the nine months ended June 30, 2022 from $454.1 million for the nine months ended June 30, 2021, while the average cost of such deposits decreased 17 basis points to 0.37% from 0.54% between the two periods. As a result, interest paid on interest-bearing deposits decreased $535,000, or 29.4%, to $1.3 million for the nine months ended June 30, 2022 compared with $1.8 million for the nine months ended June 30, 2021. Lower market interest rates accounted for the decrease in the cost of interest-bearing deposits.

Interest paid on borrowings decreased $196,000, or 37.8%, to $323,000 for the nine months ended June 30, 2022 from $519,000 for the prior year period. The average balance of such borrowings decreased $34.6 million to $19.4 million for the nine months ended June 30, 2022 from $54.1 million for the nine months ended June 30, 2021 while the average cost of such borrowings increased 94 basis points to 2.22% for the nine months ended June 30, 2022 from 1.28% for the nine months ended June 30, 2021. Lower average balances of PPPLF advances (costing 0.35%) contributed to the lower average balance of borrowings as well as their higher cost.

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

After an evaluation of these factors, management recorded a provision of $376,000 for the nine months ended June 30, 2022 compared to a $1.4 million provision for the nine months ended June 30, 2021. The lower provisions for loan loss resulted from lower adjustments to the Company’s historical loan losses related to the COVID-19 pandemic’s anticipated impact on the Company’s consumer and business loan portfolios. In addition, the Company recorded $54,000 in net recoveries during the nine months ended June 30, 2022 compared with $47,000 in net recoveries during the nine months ended June 30, 2021.

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

Other Income. Other income decreased $986,000, or 34.2%, to $1.9 million during the nine months ended June 30, 2022 compared to $2.9 million for the nine months ended June 30, 2021.

Fees for other customer services were $0 for the nine months ended June 30, 2022 compared with $777,000 for the nine months ended June 30, 2021. The fees during the 2021 fiscal period were earned from the Small Business Relief Grant program offered in response to the COVID pandemic for which the Company received a fee of 3.0% of the grants it assisted with processing. In addition, interest rate swap fees and gains on the sales of assets decreased $132,000 and $129,000, respectively. Lower swap fees were the result of significantly higher market interest rates while the lower gains resulted from lower SBA loan sale gains, which declined by $196,000, partially offset by higher OREO gains totaling $67,000.

Other Expenses. Other expenses decreased $442,000, or 3.2%, to $13.6 million during the nine months ended June 30, 2022 from $14.0 million during the nine months ended June 30, 2021. The decrease was primarily attributable to professional fees, which decreased $526,000, or 38.1%, due to lower legal and consulting fees related to the collection and foreclosure of non-performing loans.

Loan servicing expenses and FDIC deposit insurance premiums decreased $208,000 and $209,000, respectively, from lower levels of non-performing loans and the Company’s higher capital levels. Partially offsetting these decreases were higher compensation and marketing and business development expenses. Compensation and benefit expense increased $305,000, or 3.9%, due to annual merit increases, fewer open positions within the Bank, and expenses for the employee stock ownership plan resulting from the Company’s stock offering in July 2021. Marketing and business development expenses increased $182,000, or 106.4%, as the Bank is celebrating its 100 year anniversary with increased events and advertising, while business development opportunities increased as the COVID pandemic restrictions were lifted.

Income Tax Expense. The Company recorded tax expense of $2.2 million on pre-tax income of $7.7 million for the nine months ended June 30, 2022, compared to $1.9 million on pre-tax income of $6.4 million for the nine months ended June 30, 2021. The Company’s effective tax rate for the nine months ended June 30, 2022 was 29.1% compared with 29.6% for the nine months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the nine months ended June 30, 2022 in the ability of the Company and its subsidiaries to fund their operations.

Whether through significant deposit withdrawals, reductions in interest and principal payments on loans, or the tightening of the capital markets, it is possible that the COVID-19 pandemic will have a negative effect on the liquidity and capital resources of the Company.

At June 30, 2022, the Company had commitments outstanding under letters of credit of $750,000, commitments to originate loans of $36.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $69.0 million. There has been no material change during the nine months ended June 30, 2022 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2022, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 10.80%, and total qualifying capital as a percentage of risk-weighted assets was 16.18%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company did not repurchase shares of its common stock during the nine months ended June 30, 2022. Through June 30, 2022, the Company had 112,996 shares in treasury that were repurchased at an average price of $10.99 pursuant to a stock repurchase plan. On July 21, 2022, the Company announced a stock repurchase program of up to 5% of its publicly-held outstanding shares of common stock, or 354,891 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2022 and September 30, 2021; (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2022 and 2021; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended June 30, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 15, 2022	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 15, 2022	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer