Form 10-K
period 2022-09-30
Magyar Bancorp, Inc.
filed 2022-12-22
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2022

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

Yes ☐ No ☒

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2022 was $79.6 million. As of December 15, 2022, there were 6,742,934 outstanding shares of the registrant’s Common Stock,

DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the Annual Meeting of Stockholders to be held on February 16, 2023 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2022

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

Pursuant to the Plan, (i) the shares of the Company’s common stock held by persons other than the MHC (the shares held by the MHC were canceled) were converted into new shares of the Company’s common stock based on an exchange ratio designed to preserve the percentage ownership interests of such persons, and (ii) the Company offered and sold shares of common stock, representing the ownership interest of the MHC in the Company, in a subscription offering. In the stock offering, the Company raised gross proceeds of $39.1 million by selling 3,910,000 shares of common stock at $10.00 per share. Concurrent with the completion of the stock offering, each share of the Company’s common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.2213 new shares of Company common stock. A total of 7,097,825 shares of common stock were issued and outstanding at September 30, 2021. As a result of the second-step conversion, all share and per share information prior to the reorganization was subsequently revised to reflect the 1.2213 exchange ratio, unless otherwise noted.

Magyar Bancorp, Inc.

The Company is a Delaware-chartered corporation which owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. At September 30, 2022, Magyar Bancorp, Inc. had consolidated assets of $798.5 million, total deposits of $667.7 million and stockholders’ equity of $98.5 million. The executive office of Magyar Bancorp, Inc. is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”) and the New Jersey Department of Banking and Insurance (“NJDBI”).

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2022, our market share of deposits was 1.11% and 0.42% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.33% and 0.42%, respectively, at June 30, 2021.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $214.4 million, or 34.1% of our total loans at September 30, 2022. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2022. We also originate commercial real estate, commercial business and construction loans. At September 30, 2022, these loans totaled $342.8 million, or 54.5%, $34.7 million, or 5.5%, and $15.2 million, or 2.4%, respectively, of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2022, home equity lines of credit and stock-secured demand loans totaled $18.7 million, or 3.0% and $3.1 million, or 0.5%, respectively, of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2022		2021		2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four-family residential	$214,377	34.1%	$203,019	34.2%	$210,360	34.4%	$190,415	36.4%	$185,287	36.2%
Commercial real estate	342,791	54.5%	280,848	47.2%	248,134	40.6%	232,544	44.5%	219,347	42.8%
Construction	15,230	2.4%	20,350	3.4%	28,242	4.6%	28,451	5.4%	30,412	5.9%
Home equity lines of credit	18,704	3.0%	17,930	3.0%	19,373	3.2%	17,832	3.4%	17,982	3.5%
Commercial business	34,672	5.5%	68,719	11.6%	100,993	16.5%	48,769	9.3%	53,320	10.4%
Other	3,130	0.5%	3,751	0.6%	4,157	0.7%	4,990	1.0%	6,150	1.2%
Total loans receivable	$628,904	100.0%	$594,617	100.0%	$611,259	100.0%	$523,001	100.0%	$512,498	100.0%
Net deferred loan costs	(628)		(1,241)		(1,749)		104		132
Allowance for loan losses	(8,433)		(8,075)		(6,400)		(4,888)		(4,200)
Total loans receivable, net	$619,843		$585,301		$603,110		$518,217		$508,430

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four-Family		Commercial				Home Equity
	Residential		Real Estate		Construction		Lines of Credit
Due During the		Weighted		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2023	$1,843	4.10%	$29,703	4.74%	$12,303	7.69%	$4,654	6.27%
2024	1,014	6.18%	9,714	4.36%	1,161	7.28%	1,067	4.25%
2025	1,092	4.58%	2,444	3.54%	—	—	—	—
2026 to 2027	1,473	3.92%	34,964	4.54%	109	4.25%	122	5.25%
2028 to 2032	10,856	3.89%	37,740	4.52%	—	—	475	4.76%
2033 to 2037	28,685	3.76%	36,374	4.69%	52	4.82%	801	5.33%
2038 and beyond	169,414	3.96%	191,852	4.60%	1,605	5.87%	11,585	5.20%
Total	$214,377	3.94%	$342,791	4.59%	$15,230	7.44%	$18,704	5.41%

	Commercial Business		Other		Total
Due During the		Weighted		Weighted		Weighted
Fiscal Years Ending		Average		Average		Average
September 30,	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2023	$21,567	6.69%	$1	13.00%	$70,071	5.95%
2024	588	4.94%	7	8.55%	13,551	4.76%
2025	1,685	3.67%	14	11.11%	5,235	3.82%
2026 to 2027	868	5.26%	84	6.90%	37,620	4.54%
2028 to 2032	4,379	4.48%	—	—	53,450	4.39%
2033 to 2037	190	7.00%	7	3.25%	66,109	4.30%
2038 and beyond	5,395	6.73%	3,017	5.31%	382,868	4.38%
Total	$34,672	6.21%	$3,130	5.38%	$628,904	4.56%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2022 that are contractually due after September 30, 2023.

	Due After September 30, 2023
	Fixed	Adjustable	Total
	(In thousands)

One-to-four-family residential	$125,107	$87,427	$212,534
Commercial real estate	55,375	257,713	313,088
Construction	258	2,669	2,927
Home equity lines of credit	1,219	12,831	14,050
Commercial business	4,582	8,523	13,105
Other	107	3,022	3,129

Total	$186,648	$372,185	$558,833

Residential Mortgage Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2022, $214.4 million, or 34.1% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from attorneys, real estate brokers, and local builders and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank does not originate or purchase “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option ARM mortgage loans. At September 30, 2022, there were no non-performing residential mortgage loans, and there were no charge-offs against the allowance for loan loss for impaired residential real estate loans while $1,000 was recovered from prior year charge-offs.

We also originate home equity loans secured by residences located in our market area. The underwriting standards we use for home equity loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is 80%. Home equity loans are generally offered with fixed rates of interest with the loan amount not to exceed $500,000 and with terms of up to 30 years. There were no non-performing home equity loans at September 30 2022 and there were no charge-offs or recoveries for impaired home equity loans during the year ended September 30, 2022.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. There were no fixed-rate mortgage loans sold to Freddie Mac during the year ended September 30, 2022 and there were no loans were held for sale at September 30, 2022.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers to enhance our Community Reinvestment Act performance. There were no residential mortgage loans purchased during the year ended September 30, 2022. We underwrite purchased residential mortgage loans using the same criteria as if we were originating the loans.

At September 30, 2022, we had $126.6 million of fixed-rate residential mortgage loans, which represented 59.1% of our total residential mortgage loan portfolio. At September 30, 2022, our largest fixed-rate residential mortgage loan was $1.7 million. The loan was performing in accordance with its contractual repayment terms at September 30, 2022.

We also offer adjustable-rate residential mortgage loans with interest rates based on the weekly average yield on U.S. Treasuries or the Secured Overnight Financing Rate (“SOFR”), which adjust either semi-annually or annually from the outset of the loan or which adjusts annually after a one-, three-, five-, seven-, and ten-year initial fixed-rate period. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. We also offer adjustable-rate mortgage loans with an interest rate based on the prime rate as published in The Wall Street Journal or the Federal Home Loan Bank of New York advance rates.

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

At September 30, 2022, adjustable-rate residential mortgage loans totaled $87.8 million, or 40.9% of our total residential mortgage loan portfolio. The largest adjustable-rate residential mortgage loan was for $2.4 million. The loan was performing in accordance with its repayment terms at September 30, 2022.

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

Commercial Real Estate Loans. We also originate commercial real estate loans, most of which are secured by properties located in our primary market area. At September 30, 2022, $342.8 million, or 54.5%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, warehouses and retail facilities. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable-rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $14.4 million. At September 30, 2022, our largest commercial real estate loan was $13.7 million to finance the purchase and operation of a nursing and rehabilitation home in Edison, New Jersey. The original loan amount was 65% of the purchase price, which was lower than the appraised value. The loan was performing in accordance with its terms at September 30, 2022.

There were no non-performing commercial real estate loans at September 30, 2022 compared with $1.1 million at September 30, 2021. During the year ended September 30, 2022, there were no charge-offs from commercial real estate loans, however there were $53,000 in recoveries received from prior year charge-offs.

Construction Loans. We also originate construction and land acquisition loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2022, our construction loans totaled $15.2 million, or 2.4% of total loans.

At September 30, 2022, construction loans for the development of one-to four-family residential properties totaled $9.6 million. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2022, construction loans for the development of commercial properties totaled $4.0 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

At September 30, 2022, construction loans for the development of town homes, condominiums and apartment buildings totaled $1.7 million. The maximum loan-to-value ratio limit applicable to these loans is 70% of the appraised value of the property. We may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $14.4 million. At September 30, 2022, our largest outstanding construction loan was a $2.8 million loan to finance the construction of a single-family home in Colts Neck, New Jersey. The loan has been past due greater than 90 days since the Bank declined to renew the loan upon its maturity in January 2018. At September 30, 2022, the Bank was in the process of foreclosing on the real estate collateral securing the loan as well as pursuing the personal guarantors of the loan. At September 30, 2022, the $2.8 million loan was the only non-performing construction loan in the Bank’s portfolio. Interest income of $220,000 would have been recorded on this non-performing construction loan for the year ended September 30, 2022, if it had been current in accordance with their original term. During the year ended September 30, 2022, there were no charge-offs against the allowance for loan loss and there were no recoveries from prior year charge-offs.

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

Commercial Business Loans. At September 30, 2022, our commercial business loans totaled $34.7 million, or 5.5% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

Included in commercial business loans are SBA 7(a) loans, on which the SBA provides guarantees of up to 75% of the principal balance (85% for loans under $150,000). These loans are made for the purposes of providing working capital and financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the State of New Jersey. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value ratio, lower debt service coverage ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start-up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. We generally sell the guaranteed portions of these SBA loans in the secondary market.

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

The Bank participated in the Paycheck Protection Program (“PPP”), which was designed by the U.S. Treasury under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to provide liquidity using the SBA’s platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity was in the form of a loan, 100% guaranteed by the SBA, that was forgivable provided the funds were used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments were deferred through the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower did not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). All 350 PPP loans totaling $56.0 million originated by the Company under the CARES Act were fully forgiven and paid off.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid Act”) extended the SBA’s authority to guarantee “Second Draw” PPP loans, under generally the same terms and conditions available under the First Draw program. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. Of the 212 Second Draw PPP loans totaling $35.3 million originated by the Company, only one loan totaling $3,000 did not apply for forgiveness and was the only PPP loan outstanding at September 30, 2022. The loan is expected to be repaid over the contractual term of the loan, or five years.

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $14.4 million. At September 30, 2022, our largest commercial business loan was a $7.2 million loan to a company that provides janitorial services and was secured by the accounts receivable of the company. This loan was performing according to its repayment terms at September 30, 2022. At September 30, 2022, there were no charge-offs against the allowance for loan loss for impaired commercial business loans and there were no recoveries from prior year charge-offs.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2022, these loans totaled $18.7 million, or 3.0% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $14.4 million. At September 30, 2022, our largest home equity line of credit loan was $1.1 million. The loan was performing according to its terms at September 30, 2022. At September 30, 2022, there were no charge-offs to home equity lines of credit and there were no recoveries of any prior year charge-offs.

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

At September 30, 2022, stock-secured and other loans totaled $3.1 million, or 0.5% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, or $14.4 million. At September 30, 2022, loans totaling $3.0 million, or 0.5% of our loan portfolio, were secured by the common stock of Johnson & Johnson a New York Stock Exchange company that operates a number of facilities in our market area and employs a substantial number of residents. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2022, the aggregate loan-to-value ratio of the stock-secured portfolio was 15.8%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of selling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2022.

At September 30, 2022, we were servicing SBA-guaranteed and commercial participation loans sold in the amount of $32.0 million and $9.5 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2022, we had $24.3 million of loan participation interests in which we were the lead lender, and $17.1 million in loan participations in which we were not the lead lender. There were no commercial real estate loan participations originated during the year ended September 30, 2022 in which we were not the lead lender. We have entered into certain loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2022, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2022, we originated $87.0 million of fixed-rate and adjustable-rate commercial real estate loans and $38.6 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily loans with terms of 30 years or less. We also originated $16.2 million of home equity lines of credit and other loans, $9.0 million of construction loans and $8.5 million of commercial business loans.

We generally do not purchase residential mortgage loans, except for loans to low-income borrowers as part of our Community Reinvestment Act lenders program. At September 30, 2022, we had $5.3 million of one-to four-family residential mortgage loans that were serviced by other lenders.

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

	September 30,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$—	$1,152	$905	$114	$138
Commercial real estate	—	1,079	2,219	2,652	455
Construction	2,835	4,580	5,141	2,900	—
Home equity lines of credit	—	—	—	—	90
Commercial business	—	1,349	1,467	1,228	223
Total non-accrual loans	2,835	8,160	9,732	6,894	906
Accruing loans three months or more past due:
One-to four-family residential	474	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Total loans three months or more past due	474	—	—	—	—
Total non-performing loans	3,309	8,160	9,732	6,894	906
Other real estate owned	281	636	2,594	7,528	8,586
Total non-performing assets	3,590	8,796	12,326	14,422	9,492
Performing troubled debt restructurings	—	340	220	363	—
Performing troubled debt restructurings
and total non-performing assets	$3,590	$9,136	$12,546	$14,785	$9,492
Ratios:
Total non-performing loans to total loans	0.53%	1.37%	1.59%	1.32%	0.18%
Total non-performing loans and performing
troubled debt restructurings to total loans	0.53%	1.43%	1.63%	1.39%	0.18%
Total non-performing assets to total assets	0.45%	1.14%	1.63%	2.29%	1.52%
Total non-performing assets and performing
troubled debt restructurings to total assets	0.45%	1.18%	1.66%	2.35%	1.52%

Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2022, our portfolio of commercial business, commercial real estate and construction loans totaled $392.7 million, or 62.4% of our total loans, compared to $369.9 million, or 62.2% of our total loans, at September 30, 2021.

The Company’s non-accrual loans decreased $5.3 million, or 65.3%, to $2.8 million at September 30, 2022 from $8.2 million at September 30, 2021. During the year ended September 30, 2022, $1.3 million in non-accrual commercial business loans, $1.1 million in non-accrual commercial real estate loans and $685,000 in non-accrual one-to four-family residential mortgage loans were paid off by the borrowers. In addition, $1.7 million in non-accrual construction loans and $467,000 in non-accrual one-to four-family residential mortgage loans were paid current by the borrowers.

Additional interest income of approximately $220,000 and $555,000 would have been recorded during the fiscal years ended September 30, 2022 and 2021, respectively, if the non-accrual loans summarized in the above table had performed in accordance with their original terms.

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

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. There were no new TDR loans during the fiscal year ended September 30, 2022. For comparison purposes, there were two TDR loans totaling $340,000 during the fiscal year ended September 30, 2021.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2022
One-to four-family residential	1	$174	—	$—	1	$174
Commercial real estate	1	387	—	—	1	387
Construction	—	—	1	2,835	1	2,835
Total	2	$561	1	$2,835	3	$3,396

At September 30, 2021
One-to four-family residential	—	$—	4	$1,152	4	$1,152
Commercial real estate	—	—	3	1,079	3	1,079
Construction	—	—	2	4,580	2	4,580
Commercial business	—	—	1	1,349	1	1,349
Total	—	$—	10	$8,160	10	$8,160

At September 30, 2020
One-to four-family residential	—	$—	3	$905	3	$905
Commercial real estate	2	886	8	2,219	10	3,105
Construction	—	—	3	5,141	3	5,141
Commercial business	1	129	3	1,467	4	1,596
Total	3	$1,015	17	$9,732	20	$10,747

At September 30, 2019
One-to four-family residential	—	$—	1	$114	1	$114
Commercial real estate	1	58	4	2,652	5	2,710
Construction	—	—	1	2,900	1	2,900
Commercial business	—	—	2	1,228	2	1,228
Total	1	$58	8	$6,894	9	$6,952

At September 30, 2018
One-to four-family residential	—	$—	1	$138	1	$138
Commercial real estate	—	—	3	455	3	455
Home equity lines of credit	—	—	3	90	3	90
Commercial business	—	—	2	223	2	223
Total	—	$—	9	$906	9	$906

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

The Company held one OREO property totaling $281,000 at September 30, 2022, a decrease of $355,000, or 55.8% from $636,000 on at September 30, 2021.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review at September 30, 2022, classified assets consisted of $1.2 million in special mention loans, $4.8 million in substandard loans, and $281,000 in substandard OREO.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses as of September 30, 2022 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the NJDBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The provision for loan losses decreased $1.3 million, or 81.3%, to $304,000 for the year ended September 30, 2022 compared to $1.6 million for the year ended September 30, 2021. The decrease was attributable to lower adjustments for the COVID-19 pandemic, lower balances of higher-risk loan segments within the allowance for loan loss calculation and lower non-performing loan balance at September 30, 2022.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,
	2022	2021	2020	2019	2018
	(Dollars in thousands)

Balance at beginning of period	$8,075	$6,400	$4,888	$4,200	$3,475
Charge-offs:
One-to four-family residential	—	—	—	—	213
Commercial real estate	—	51	—	1	—
Construction	—	—	65	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	204	100	170
Other	—	1	—	—	3
Total charge-offs	—	52	269	101	386

Recoveries:
One-to four-family residential	1	1	9	120	87
Commercial real estate	53	—	5	—	23
Construction	—	—	—	—	3
Home equity lines of credit	—	1	1	1	1
Commercial business	—	96	100	—	—
Total recoveries	54	98	115	121	114

Net (recoveries) charge-offs	(54)	(46)	154	(20)	272
Provision for loan losses	304	1,629	1,666	668	997

Balance at end of period	$8,433	$8,075	$6,400	$4,888	$4,200

Ratios:
Net (recoveries) charge-offs to average loans outstanding	-0.01%	-0.01%	0.03%	0.00%	0.06%
Allowance for loan losses to total non-performing loans	254.85%	98.96%	65.76%	70.90%	463.57%
Allowance for loan losses to total loans	1.34%	1.36%	1.05%	0.93%	0.82%

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

		% of Allowance	% of Loans
		In Category to	In Category to
	Amount	Total Allowance	Total Loans
	(Dollars in thousands)
At September 30, 2022
One-to four-family residential	$1,223	14.50%	34.10%
Commercial real estate	4,612	54.69%	54.50%
Construction	461	5.47%	2.40%
Home equity lines of credit	263	3.12%	3.00%
Commercial business	1,484	17.60%	5.50%
Other	1	0.01%	0.50%
Unallocated	389	4.61%	0.00%
Total allowance for loan losses	$8,433	100.00%	100.00%

At September 30, 2021
One-to four-family residential	$1,136	14.07%	34.20%
Commercial real estate	3,744	46.36%	47.20%
Construction	594	7.36%	3.40%
Home equity lines of credit	232	2.87%	3.00%
Commercial business	2,046	25.34%	11.60%
Other	15	0.19%	0.60%
Unallocated	308	3.81%	0.00%
Total allowance for loan losses	$8,075	100.00%	100.00%

At September 30, 2020
One-to four-family residential	$1,035	16.17%	34.41%
Commercial real estate	3,232	50.49%	40.59%
Construction	672	10.50%	4.62%
Home equity lines of credit	179	2.80%	3.17%
Commercial business	1,034	16.16%	16.52%
Other	1	0.02%	0.68%
Unallocated	247	3.86%	0.00%
Total allowance for loan losses	$6,400	100.00%	100.00%

At September 30, 2019
One-to four-family residential	$731	14.95%	36.41%
Commercial real estate	2,066	42.28%	44.46%
Construction	511	10.45%	5.44%
Home equity lines of credit	138	2.82%	3.41%
Commercial business	1,184	24.23%	9.32%
Other	8	0.16%	0.95%
Unallocated	250	5.11%	0.00%
Total allowance for loan losses	$4,888	100.00%	100.00%

At September 30, 2018
One-to four-family residential	$687	16.36%	36.15%
Commercial real estate	1,540	36.67%	42.80%
Construction	493	11.74%	5.93%
Home equity lines of credit	109	2.60%	3.51%
Commercial business	1,151	27.40%	10.40%
Other	25	0.60%	1.20%
Unallocated	195	4.63%	0.00%
Total allowance for loan losses	$4,200	100.00%	100.00%

Investments

Our Board of Directors has adopted our Investment Policy. This policy determines the types of securities in which we may invest. The Investment Policy is reviewed annually by the Board of Directors and changes to the policy are subject to approval by our Board of Directors. While general investment strategies are developed by the Asset and Liability Committee, the execution of specific actions rests primarily with our President and our Chief Financial Officer. They are responsible for ensuring the guidelines and requirements included in the Investment Policy are followed. They are authorized to execute transactions that fall within the scope of the established Investment Policy up to $5.0 million per transaction individually or $10.0 million per transaction jointly. Investment transactions in excess of $10.0 million must be approved by the Asset and Liability Committee. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.

Our investments portfolio may include U.S. Treasury obligations, debt and equity securities issued by various government-sponsored enterprises, including Fannie Mae and Freddie Mac, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment-grade corporate debt instruments, and municipal debt securities. In addition, we may invest in equity securities subject to certain limitations and not in excess of Magyar Bank’s Tier 1 capital.

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

At September 30, 2022, our securities portfolio totaled $100.9 million, or 12.6% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2022, $91.6 million of our securities were classified as held-to-maturity and reported at amortized cost, and $9.2 million were classified as available-for-sale and reported at fair value. At September 30, 2022, we held no investment securities classified as held-for-trading.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2022, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $89.2 million, or 88.4% of our total securities portfolio. Of this amount, $64.3 million were mortgage-backed securities and $24.8 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2022, our mortgage-backed securities, including CMOs, totaled $64.6 million, or 64.0% of our total securities portfolio. Included in this balance was a $224,000 mortgage-backed security issued by a private issuer. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 1.97% at September 30, 2022. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2022 was $56.3 million, which was $10.2 million less than the amortized cost. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

Corporate and Other Securities. At September 30, 2022, the Bank held two corporate notes issued by Goldman Sachs Corporate and Wells Fargo Bank totaling $5.0 million and $3.0 million, respectively. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2022, we held no equity securities other than $1.4 million in Federal Home Loan Bank of New York (“FHLBNY”) stock. The investment in FHLBNY stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the FHLBNY are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following table sets forth the composition of our securities portfolio (excluding FHLBNY common stock) at the dates indicated.

	At September 30,
	2022				2021		2020
	Amortized	Unrealized	Unrealized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities-residential	$118	$—	$(11)	$107	$179	$186	$350	$364
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,029	—	(1,907)	9,122	12,922	12,741	9,092	9,194
Debt securities	—	—	—	—	—	—	5,000	5,003
Total securities available for sale	$11,147	$—	$(1,918)	$9,229	$13,101	$12,927	$14,442	$14,561

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage backed securities-residential	5,525	—	(717)	4,808	$574	$549	$1,453	$1,431
Mortgage backed securities-commercial	631	—	—	631	703	703	775	775
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities-residential	48,961	12	(7,548)	41,425	38,596	38,623	20,456	21,150
Debt securities	24,821	—	(2,395)	22,426	12,498	12,342	4,500	4,485
Private label mortgage-backed securities-residential	224	—	(10)	214	242	248	259	254
Obligations of state and political subdivisions	3,484	—	(638)	2,846	2,047	2,013	—	—
Corporate securities	8,000	—	(436)	7,564	3,000	2,804	3,000	2,804
Total securities held to maturity	$91,646	$12	$(11,744)	$79,914	$57,660	$57,282	$30,443	$30,899

Total investment securities:	$102,793	$12	$(13,662)	$89,143	$70,761	$70,209	$44,885	$45,460

At September 30, 2022, a total of 80 securities with an aggregate fair value of $88.9 million had gross unrealized losses of $13.7 million, or approximately 15.4% of fair value. The lower market values of our securities reflects higher market interest rates. None of these unrealized losses were considered other-than-temporary.

Portfolio Maturities and Yields. The composition, maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	September 30, 2022
					More Than Five
			Less Than		Years Through		More Than
	One Year or Less		Five Years		Ten Years		Ten Years		Total Securities
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$—	—%	$—	—%	$—	—%	$118	3.50%	$118	3.50%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	—	—%	432	2.00%	999	1.57%	9,598	1.61%	11,029	1.62%
Total securities available for sale	$—	—%	$432	2.00%	$999	1.57%	$9,716	1.63%	$11,147	1.64%

Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	—	—%	$—	—%	—	—%	$5,525	2.27%	$5,525	2.27%
Mortgage-backed securities - commercial	—	—%	—	—%	631	2.16%	—	—%	631	2.16%
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	35	2.00%	3,696	2.55%	8,588	1.79%	36,642	1.99%	48,961	2.00%
Debt securities	1,333	0.29%	21,488	0.84%	2,000	1.00%	—	—%	24,821	0.82%
Private label mortgage-backed securities - residential	—	—%	—	-%	224	3.05%	—	—%	224	3.05%
Obligations of state and political subdivisions	—	—%	529	3.00%	2,442	2.12%	513	2.00%	3,484	2.23%
Corporate securities	5,000	3.00%	3,000	2.38%	—	—%	—	—%	8,000	2.77%
Total securities held to maturity	$6,368	2.43%	$28,713	1.26%	$13,885	1.77%	$42,680	2.03%	$91,646	1.78%

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

Deposits. Our deposits are generated primarily from customers within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. We had $6.0 million in brokered deposits at September 30, 2022 and September 30, 2021.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2022, $82.6 million, or 12.4% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2022			2021			2020
			Weighted			Weighted			Weighted
			Average			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$182,417	27.32%	0.00%	$181,975	28.44%	0.00%	$163,562	26.45%	0.00%
Savings accounts	81,850	12.26%	0.33%	81,724	12.77%	0.17%	74,923	12.12%	0.26%
NOW accounts	98,643	14.77%	0.93%	71,325	11.15%	0.12%	65,447	10.58%	0.32%
Money market accounts	222,214	33.28%	1.27%	187,898	29.37%	0.22%	188,023	30.41%	0.47%
Certificates of deposit	69,929	10.47%	0.95%	101,888	15.92%	0.94%	110,650	17.89%	1.49%
Retirement accounts	12,680	1.90%	0.81%	15,004	2.35%	1.05%	15,725	2.54%	1.51%

Total deposits	$667,733	100.00%	0.72%	$639,814	100.00%	0.27%	$618,330	100.00%	0.51%

At September 30, 2022, 2021 and 2020, the aggregate amount of un-insured deposits (which are deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $396.7 million, $374.7 million and $363.4 million, respectively. At September 30, 2022 and September 30, 2021, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the maturity of our un-insured certificates of deposit at September 30, 2022.

At September 30,
2022
(In thousands)
Maturity Period:
Three months or less	$4,095
Over three through six months	251
Over six through twelve months	1,784
Over twelve months	5,227

Total	$11,357

At September 30, 2022, $44.6 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	September 30,
	2022	2021	2020
	(In thousands)

Beginning balance	$457,839	$454,768	$423,653
Net deposits before interest credited	26,087	877	26,494
Interest credited	1,390	2,194	4,621

Ending balance	$485,316	$457,839	$454,768

Borrowings. Borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) decreased $7.7 million, or 33.1%, to $15.6 million at September 30, 2022 from $23.4 million at September 30, 2021 as deposit inflows were used to repay maturing long-term advances. The borrowings represent 2.2% of total liabilities and had a weighted average interest rate of 2.48% at September 30, 2022. Based on eligible collateral pledged to the FHLBNY at September 30, 2022, we had an aggregate borrowing capacity of $138.9 million with the FHLBNY.

Long-term FHLBNY advances as of September 30, 2022 mature as follows (in thousands):

Year Ending September 30,

2023	$4,741
2024	4,384
2025	3,500
2026	—
2027	3,000
Thereafter	—
$15,625

The Bank is also able to borrow funds from an overnight line of credit with the FHLBNY. Information concerning overnight line of credit advances with the Federal Home Loan Bank of New York is summarized as follows:

	September 30,
	2022	2021
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$33	$—
Maximum month-end balance during the year	$2,450	$—
Average interest rate during the year	2.67%	—

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

Employees and Human Capital Resources

At September 30, 2022 we employed 87 full-time employees and 7 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, our branches and operations centers remained open and in-person during the year ended September 30, 2022. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a minimum.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2022, 32% of our current staff had been with us for fifteen years or more.

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

At September 30, 2022, our total federal pre-base year reserve was approximately $1.3 million. However, under current law, pre-base year reserves remain subject to recapture if Magyar Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Net Operating Loss Carryovers. At September 30, 2022, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2022, the Company did not have any federal or state net operating loss carry forwards available to offset future taxable income for tax reporting purposes.

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

State Taxation

New Jersey State Taxation. The income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. For the tax years ending after July 31, 2019, New Jersey tax law requires members of an affiliated group where there is common ownership to calculate their corporation business tax on a combined or consolidated basis. Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corporation, and Magyar Investment Company have filed a New Jersey tax return on a consolidated basis for the year ended September 30, 2021 and intend to file on a consolidated basis for the year ended September 30, 2022.

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

At September 30, 2022, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 15.22%, total capital to risk-based assets was 16.47%, and Tier 1 capital to total assets leverage ratio was 11.13%.

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

As of September 30, 2022, Magyar Bank was in compliance with these requirements.

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

Deposit Insurance. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures deposits at Federal Deposit Insurance Corporation insured financial institutions such as Magyar Bank generally up to a maximum of $250,000 per separately insured depositor.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.

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

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. We received an “Outstanding” CRA rating in our most recently completed federal examination, which was conducted by the FDIC in 2022.

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

Federal Reserve System

Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2022, Magyar Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain secondary credit from its Federal Reserve Bank. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

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

Economic and Market Area

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has indicated its intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

Interest Rate and Asset Quality

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board is reversing its policy of near zero interest rates given its concerns over inflation. In recent periods, market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates could have an adverse effect on our net interest income and profitability.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2022, the fair value of our total securities portfolio was $89.1 million. The unrealized net loss on securities totaled $13.7 million on a pre-tax basis at September 30, 2022.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2022, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $212,000, or 0.7%, decrease in net interest income in the first year following the change in interest rates, and a $1.1 million, or 3.4%, increase in net interest income in the second year following the change in interest rates. At September 30, 2022, in the event of an immediate 200 basis point decrease in interest rates, the model projects that we would experience a $946,000, or 3.3%, decrease in net interest income in the first year following the change in interest rates, and a $2.7 million, or 8.6%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2022, our available-for-sale securities portfolio at fair value totaled $9.2 million, which consisted entirely of mortgage-backed securities. To the extent interest rates decrease and the value of our available-for-sale portfolio increases, our stockholders’ equity will be affected accordingly.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2022, our portfolio of commercial real estate and commercial business loans totaled $377.5 million, or 60.0% of our total loans, compared to $349.6 million (including $25.1 million in PPP loans), or 58.8% of our total loans at September 30, 2021 and $349.1 million (including $56.0 million in PPP loans), or 57.1% of our total loans at September 30, 2020. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2022, there were no non-performing commercial real estate and commercial business loans compared with $2.4 million at September 30, 2021.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. The allowance for loan losses increased by $358,000 during the year ended September 30, 2022 to $8.4 million from $8.1 million for the year ended September 30, 2021. The increases were attributable to the growth in loan receivable, which increased by $34.3 million to $628.9 million at September 30, 2022 from $594.6 million at September 30, 2021, and higher adjustments to the economic conditions. The allowance for loan losses as a percentage of non-performing loans increased to 297.5% at September 30, 2022 compared with 99.0% at September 30, 2021. At September 30, 2022 our allowance for loan losses as a percentage of total loans was 1.34%, compared with 1.36% at September 30, 2021.

Future increases in the allowance for loan losses may be necessary based on possible future increases in total loans receivable, increases in non-performing loans and charge-offs, deterioration of collateral values securing impaired real estate loans, and deterioration of the current economic environment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2022.

Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that is referred to as Current Expected Credit Loss, or CECL. The implementation of CECL has been delayed for smaller reporting companies, such as the Company, until January 2023 (effective October 1, 2023 for the Company). CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

The following table provides certain information with respect to our offices as of September 30, 2022:

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
Edison, New Jersey, 08837

The net book value of our premises, land and equipment was approximately $13.9 million and $14.3 million at September 30, 2022 and 2021, respectively.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Our shares of common stock are traded on the NASDAQ Global Market under the symbol “MGYR.” The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2022 was 475. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company declared four dividends totaling $0.21 per share paid to common shareholders during the year ended September 30, 2022. In the future, the Company intends to continue to pay a regular cash dividend. In determining whether and in what amount to pay a cash dividend, the Board will continue to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will continue to be paid or that, if paid, will not be reduced. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Business- Supervision and Regulation- New Jersey Banking Regulation-Dividends.”

Other than its employee stock ownership plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Magyar Bancorp’s equity compensation plans.

	Number of securities to		Number of
	be issued upon exercise	Weighted	securities remaining
	of outstanding options	average exercise	available for
September 30, 2022	and rights	price	issuance under plan

Stock options	293,200	$12.58	97,800
Shares of restricted stock	156,400	—	—
Total	449,600	$—	97,800

(b)	Not applicable.
(c)	Share repurchases.

The Company announced on July 21, 2022 that its Board of Directors authorized a third stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares, or up to 354,891 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Under the third stock repurchase program, the company repurchased 352,697 shares through September 30, 2022, increasing its total treasury shares to 465,693 at September 30, 2022.

The following table reports information regarding repurchases of our common stock during the year ended September 30, 2022.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan
July 1, 2022 through July 31, 2022	—	$—	—
August 1, 2022 through August 31, 2022	8,748	$12.13	346,143
September 1, 2022 through September 30, 2022	343,949	$12.92	2,194
Total	352,697	$12.90

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the year ended September 30, 2022, the Company’s total assets grew $24.6 million, or 3.2%, to $798.5 million. The increase was attributable to a $34.5 million increase, or 5.9%, to $619.8 million in loans receivable, net of allowance of loss and a $30.3 million increase, or 42.9%, to $100.9 million in investment securities, partially offset by a $44.3 million decrease in cash and cash equivalents.

Stockholders’ equity increased $861,000, or 0.9%, to $98.5 million at September 30, 2022 from $97.6 million at September 30, 2021. The increase in stockholders’ equity was primarily attributable to the Company’s results of operations for the year ended September 30, 2022, partially offset by stock repurchases dividends paid and other comprehensive loss. On July 21, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 354,891 shares. The Company repurchased 352,697 shares at an average price of $12.90 per share through September 30, 2022, reducing outstanding shares to 6,745,128. In addition, during the year ended September 30, 2022, the Company paid dividends totaling $0.21 per share.

Total deposits increased $27.9 million, or 4.4%, to $667.7 million during the year ended September 30, 2022 from $639.8 million at September 30 2021. The growth in deposits during the twelve months ended September 30, 2022 occurred in money market account balances, which increased $34.3 million, or 18.3%, to $222.2 million, in interest-bearing checking account balances, which increased $27.3 million, or 38.3% to $98.6 million, in non-interest checking account balances, which increased $442,000, or 0.2%, to $182.4 million, and in savings account balances, which increased $126,000, or 0.2%, to $81.9 million. Offsetting these increases was a $34.3 million, or 29.3%, decrease in certificates of deposit (including individual retirement accounts), to $82.6 million.

The Company’s net income increased $1.8 million, or 29.4%, to $7.9 million during the year ended September 30, 2022 compared with net income of $6.1 million for the year ended September 30, 2021. The increase in net income was due to higher net interest and dividend income, lower provisions for loan losses, and lower non-interest expenses, partially offset by lower non-interest income.

Throughout fiscal 2023, we expect to continue increasing our commercial real estate and commercial business loans while managing non-interest expenses in an effort to increase profitability of the Company.

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

For the fiscal year ended September 30, 2022 and through the fiscal year ending September 30, 2023, we followed and will follow the incurred loss methodology for determining our allowance for loan loss. We intend to adopt the CECL standard for determining the amount of our allowance for credit loss beginning October 1, 2023.

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

Comparison of Financial Condition at September 30, 2022 and September 30, 2021

Total Assets. Total assets increased $24.6 million, or 3.2%, to $798.5 million during the year ended September 30, 2022 compared with $774.0 million at September 30, 2021. The change was attributable to a $34.5 million, or 5.9%, increase in loans receivable, net of allowance of loss, to $619.8 million and a $30.3 million, or 42.9%, increase in investment securities to $100.9 million, partially offset by a $44.3 million decrease in cash and cash equivalents. Stockholders’ equity increased $861,000, or 0.9%, to $98.5 million at September 30, 2022 from $97.6 million at September 30, 2021.

Loans Receivable. Total loan receivable increased $34.3 million, or 5.8%, to $628.9 million at September 30, 2022 from $594.6 million at September 30, 2021. Growth occurred in commercial real estate loans, which increased $61.9 million, or 22.1%, to $342.8 million and in one-to four-family residential mortgage loans (including home equity lines of credit), which increased $12.1 million, or 5.5%, to $233.1 million. Offsetting these increases were decreases in commercial business loans, which decreased $34.0 million, or 49.5%, to $34.7 million, in construction loans, which decreased $5.1 million, or 25.2%, to $15.2 million and in other consumer loans, which decreased $621,000, or 16.6%, to $3.1 million. Included in the reduction of commercial business loans were the repayment of $25.1 million in PPP loans.

Total loans receivable at September 30, 2022 were comprised of $342.8 million (54.5%) in commercial real estate loans, $214.4 million (34.1%) in one- to four- family residential mortgage loans, $34.7 million (5.5%) in commercial business loans, $15.2 million (2.4%) in construction loans, and $21.8 million (3.5%) in home equity lines of credit and other loans. For comparison, total loans receivable at September 30, 2021 were comprised of $280.8 million (47.2%) in commercial real estate loans, $203.0 million (34.2%) in one- to four- family residential mortgage loans, $68.7 million (11.6%) in commercial business loans (including $25.1 million in PPP loans), $20.4 million (3.4%) in construction loans, and $21.7 million (3.6%) in home equity lines of credit and other loans.

Total non-performing loans decreased $5.3 million, or 65.3%, to $2.8 million at September 30, 2022 from $8.2 million at September 30, 2021. The ratio of non-performing loans to total loans was 0.5% at September 30, 2022 compared to 1.4% at September 30, 2021.

There were no non-performing loans secured by one-to four-family residential properties, including home equity lines of credit and other consumer loans, at September 30, 2022, compared with $1.2 million at September 30, 2021. During the year ended September 30, 2022, there were no charge-offs against the allowance for loan loss for residential real estate loans while $1,000 was recovered from prior year charge-offs.

There were no non-performing commercial real estate loans at September 30, 2022, compared with $1.1 million at September 30, 2021. During the year ended September 30, 2022 there were no charge-offs against the allowance for loan loss and for commercial real estate loans while $53,000 was recovered from prior year charge-offs.

There were no non-performing commercial business loans at September 30, 2022, compared with $1.3 million at September 30, 2021. During the year ended September 30, 2022 there were no charge-offs against the allowance for loan loss for commercial business loans and there were no recoveries from prior year charge-offs.

Non-performing construction loans decreased $1.7 million, or 38.1%, to $2.8 million at September 30, 2022 from $4.6 million at September 30, 2021. Magyar Bank had begun foreclosure proceedings on the properties securing these loans at September 30, 2022. During the year ended September 30, 2022, there were no charge-offs or recoveries on construction loans.

The ratio of non-performing loans and troubled debt restructurings to total loans receivable decreased to 0.53% at September 30, 2022 from 1.43% at September 30, 2021. The allowance for loan losses increased $358,000 to $8.4 million, or 297.5% of non-performing loans at September 30, 2022 compared with $8.1 million, or 99.0% of non-performing loans, at September 30, 2021. Provisions for loan loss during the year ended September 30, 2022 were $304,000 while net recoveries were $54,000, compared with a provision of $1.6 million and net recoveries of $46,000 for the prior year period. The allowance for loan losses was 1.34% and 1.36% of gross loans outstanding at September 30, 2022 and 2021, respectively.

Investment Securities. Investment securities increased $30.3 million, or 42.9%, to $100.9 million at September 30, 2022 from $70.6 million at September 30, 2021. Investment securities at September 30, 2022 consisted of $64.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $24.8 million in U.S. government-sponsored enterprise debt securities, $8.0 million in corporate notes, $3.5 million in municipal bonds and $224,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2022.

Securities available-for-sale decreased $3.7 million, or 28.6%, to $9.2 million at September 30, 2022 from $12.9 million at September 30, 2021. The decrease was attributable to $1.9 million in principal repayments and unrealized losses of $1.7 million. There were no purchases of securities available-for-sale during the year ended September 30, 2022.

Securities held-to-maturity increased $34.0 million, or 58.9%, to $91.6 million at September 30, 2022 from $57.7 million at September 30, 2021. The increase was the result of $41.1 million in security purchases, partially offset by $7.0 million in principal repayments and the amortization of $112,000 in net premiums paid during the year ended September 30, 2022.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and officers of Magyar Bank increased $3.4 million, or 23.6%, to $17.7 million at September 30, 2022 from $14.3 million at September 30, 2021. The Company purchased new policies on officers of the Bank totaling $3.0 million and recorded an increase in the cash surrender value of the policies totaling $372,000 during the twelve months ended September 30, 2022.

Other Real Estate Owned. OREO decreased $355,000, or 55.8%, to $281,000 at September 30, 2022 from $636,000 at September 30, 2021 due to the sale of two properties during the year. The Company’s OREO was reduced to one commercial real estate property totaling $281,000 that was under contract of sale at September 30, 2022.

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

Total deposits increased $27.9 million, or 4.4%, to $667.7 million at September 30, 2022 from $639.8 million at September 30, 2021. The increase in deposits during the twelve month ended September 30, 2022 occurred in money market account balances, which increased $34.3 million, or 18.3%, to $222.2 million, in interest-bearing checking account balances, which increased $27.3 million, or 38.3% to $98.6 million, in non-interest checking account balances, which increased

$442,000, or 0.2%, to $182.4 million, and in savings account balances, which increased $126,000, or 0.2%, to $81.9 million. Offsetting these increases was a $34.3 million, or 29.3%, decrease in certificates of deposit (including individual retirement accounts), to $82.6 million. Included in certificates of deposit were $6.0 million in brokered certificates of deposit at September 30, 2022 and 2021.

The Company’s deposit strategy in 2022 focused on growing its non-interest checking account balances and reducing the overall cost of its interest-bearing liabilities to offset rising market interest rates.

Borrowed Funds. Borrowings decreased $7.7 million, or 33.1%, to $15.6 million at September 30, 2022 from $23.4 million at September 30, 2021. The decrease was due to the repayment of maturing long-term FHLBNY advances.

Stockholders’ Equity. Stockholders’ equity increased $861,000, or 0.9%, to $98.5 million at September 30, 2022 from $97.6 million at September 30, 2021. The increase was attributable to the Company’s net income from operations totaling $7.9 million, partially offset by $4.5 million in share repurchases, $1.4 million in dividends paid, and $1.2 million in other comprehensive losses. The Company’s book value per share increased to $14.60 at September 30, 2022 from $13.76 at September 30, 2021, based on total equity of $98.5 million and 6,745,128 shares outstanding.

Comparison of Operating Results for the Years Ended September 30, 2022 and 2021

Net Income. The Company’s net income increased $1.8 million, or 29.4%, to $7.9 million during the year ended September 30, 2022 compared with $6.1 million for the year ended September 30, 2021 due to higher net interest and dividend income, lower provisions for loan losses, and lower non-interest expenses, partially offset by lower non-interest income.

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

During the year ended September 30, 2022, net interest and dividend income increased $1.4 million, or 5.6%, to $27.0 million compared to $25.6 million for the year ended September 30, 2021. Interest and dividend income increased $975,000, or 3.4%, to $29.5 million at September 30, 2022 from $28.5 million at September 30, 2021, while interest expense decreased $457,000, or 15.5%, to $2.5 million at September 30, 2022 from $2.9 million at September 30, 2021. The Company’s net interest margin increased eight basis points to 3.61% for the year ended September 30, 2022 from 3.53% for the year ended September 30, 2021.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2022, 2021 and 2020. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Year Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$53,714	$264	0.49%	$61,655	$88	0.14%
Loans receivable, net	600,630	27,841	4.64%	605,176	27,551	4.55%
Securities
Taxable	89,001	1,279	1.44%	55,487	789	1.42%
Tax-exempt (1)	2,769	52	1.89%	410	7	1.64%
FHLBNY stock	1,547	78	5.02%	1,925	95	4.94%
Total interest-earning assets	747,661	29,514	3.95%	724,653	28,530	3.94%
Noninterest-earning assets	45,960			44,193
Total assets	$793,621			$768,846

Interest-bearing liabilities:
Savings accounts (2)	$85,834	156	0.18%	$87,812	$155	0.18%
NOW accounts (3)	288,222	1,007	0.35%	258,261	707	0.27%
Time deposits (4)	96,442	907	0.94%	116,944	1,425	1.22%
Total interest-bearing deposits	470,498	2,070	0.44%	463,017	2,287	0.49%
Borrowings	18,399	414	2.25%	47,220	654	1.39%
Total interest-bearing liabilities	488,897	2,484	0.51%	510,237	2,941	0.58%
Noninterest-bearing liabilities	200,702			188,084
Total liabilities	689,599			698,321
Retained earnings	104,022			70,525
Total liabilities and retained earnings	$793,621			$768,846

Tax-equivalent basis adjustment		(11)			(2)
Net interest and dividend income		$27,019			$25,587
Interest rate spread			3.44%			3.36%
Net interest-earning assets	$258,764			$214,416
Net interest margin (5)			3.61%			3.53%
Average interest-earning assets to
average interest-bearing liabilities	152.93%			142.02%

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

	September 30,
	2022 vs. 2021
	Increase (decrease) due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(13)	$189	$176
Loans	(220)	510	290
Securities
Taxable	479	11	490
Tax-exempt (1)	44	1	45
FHLBNY stock	(19)	2	(17)
Total interest-earning assets	272	712	984

Interest-bearing liabilities:
Savings accounts (2)	1	0	1
NOW accounts (3)	84	216	300
Time deposits (4)	(224)	(294)	(518)
Total interest-bearing deposits	(139)	(78)	(217)
Borrowings	(523)	283	(240)
Total interest-bearing liabilities	(661)	204	(457)
Increase (decrease) in tax equivalent
net interest income	$933	$508	$1,441
Change in tax-equivalent basis adjustment			(9)
Increase in net interest income			$1,432

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $975,000, or 3.4%, to $29.5 million for the year ended September 30, 2022 from $28.5 million for the year ended September 30, 2021. The average balance of interest-earnings assets between the two periods increased $23.0 million, or 3.2%, to $747.7 million from $724.6 million, while the yield on such assets increased 1 basis point to 3.95% for the year ended September 30, 2022 from 3.94% for the year ended September 30, 2021.

The increase in yield on the Company’s assets was attributable to 1) the reinvestment of repaid Paycheck Protection Program (“PPP”) loans (earning 1.0%) into higher yielding commercial real estate loans, 2) the receipt of $681,000 in prior period interest income during the year ended September 30, 2022 from previously non-performing loans, and 3) higher market interest rates, which increased the yield on the Company’s interest-earning deposits with banks. Offsetting these increases was a $1.2 million decrease in PPP loan fees recognized, which totaled $836,000 during the twelve months ended September 30, 2022 compared with $2.0 million for the twelve months ended September 30, 2021.

Interest income on loans increased $290,000, or 1.1%, to $27.8 million for the year ended September 30, 2022 from $27.5 million for the year ended September 30, 2021, while the average balance of loans decreased $4.5 million, or 0.8%, to $600.6 million from $605.2 million. The average yield on such loans increased nine basis points to 4.64% at September 30, 2022 from 4.55% for the year ended September 30, 2021.

Interest earned on investment securities, including interest earned on deposits but excluding FHLBNY stock, increased $702,000, or 79.6%, to $1.6 million for the year ended September 30, 2022 from $882,000 for fiscal 2021. The increase was attributable to a 35 basis point increase in the average yield on investment securities and interest earned on deposits to 1.10% from 0.75%, and a $27.9 million, or 23.8%, increase in the average balance of investment securities and interest earning deposits to $145.5 million from $117.5 million during the year ended September 30, 2022.

Interest Expense. Interest expense decreased $457,000, or 15.5%, to $2.5 million for the year ended September 30, 2022 from $2.9 million for the year ended September 30, 2021. The average balance of interest-bearing liabilities decreased $21.3 million, or 4.2%, between the two periods while the cost of such liabilities decreased seven basis points to 0.51% for the year ended September 30, 2022 compared with the prior year period. Lower market interest rates were primarily responsible for the drop in the cost of the Company’s interest-bearing liabilities for the year ended September 30, 2022.

The average balance of interest-bearing deposits increased $7.5 million, or 1.6%, to $470.5 million for the year ended September 30, 2022 from $463.0 million for the prior year while the average cost of such deposits decreased 5 basis points to 0.44% from 0.49%. Interest expense on deposits decreased $217,000, or 9.5%, to $2.1 million for the year ended September 30, 2022 from $2.3 million for the year ended September 30, 2021.

Interest expense on advances decreased $240,000, or 36.7%, to $414,000 for the year ended September 30, 2022 from $654,000 for the year ended September 30, 2021. The average cost of borrowings increased 86 basis points to 2.25% for the year ended September 30, 2022 from 1.39% for the year ended September 30, 2021 while the average balance of those borrowings decreased $28.8 million to $18.4 million for the year ended September 30, 2022 from $47.2 million the prior year.

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

The provision for loan losses decreased $1.3 million, or 81.3%, to $304,000 for the year ended September 30, 2022 compared to $1.6 million for the year ended September 30, 2021. The lower provisions resulted from lower qualitative adjustment factors to the historical loss rates in fiscal 2022 compared with the prior year as well as lower balances in higher risk segments of the loan portfolio. There were net recoveries of $54,000 during the year ended September 30, 2022 compared with net recoveries of $46,000 for the year ended September 30, 2021.

Other Income. Other income decreased $694,000, or 20.4%, to $2.7 million during the twelve months ended September 30, 2022 compared to $3.4 million for the twelve months ended September 30, 2021. Fees for other customer services decreased to $0 for fiscal 2022 from $777,000 for fiscal 2021, during which the Company received a fee of three percent of the Small Business Relief Grants it assisted with processing.

Higher gains from the sale of SBA loans helped offset lower interest rate swap fees between periods. The Bank sells the guaranteed portion of its SBA loans in the secondary market. During the year ended September 30, 2022, $9.5 million in loans were sold, generating $925,000 in gains compared with sales of $6.4 million and $749,000 in gains for the twelve months ended September 30, 2021. During the twelve months ended September 30, 2022, the Company generated $76,000 in interest rate swap fees compared with $313,000 for the year ended September 30, 2021.

Other Expenses. Other expenses decreased $381,000, or 2.0%, to $18.3 million compared to $18.6 million for the year ended September 30, 2021. The decrease was primarily attributable to professional fees, which decreased $657,000, or 38.2%, due to lower legal and consulting fees related to the collection and foreclosure of non-performing loans.

Loan servicing expenses and FDIC deposit insurance premiums decreased $212,000 and $207,000, respectively, from lower levels of non-performing loans and the Company’s higher capital levels. Partially offsetting these decreases were higher compensation and marketing and business development expenses. Compensation and benefit expense increased $411,000, or 3.9%, due to annual merit increases, fewer open positions within the Bank, and higher incentive plan accruals. Marketing and business development expenses increased $221,000, or 97.8%, as the Bank is celebrating its 100 year anniversary with increased events and advertising, while business development opportunities increased as the COVID pandemic restrictions were lifted.

Income Tax Expense. The Company recorded tax expense of $3.3 million on income of $11.2 million for the year ended September 30, 2022 compared with tax expense of $2.6 million on income of $8.7 million for the year ended September 30, 2021. The higher income tax expense resulted from a $2.5 million increase in the Company’s results from operations.

The Company’s effective tax rate for the year ended September 30, 2022 was 29.1% compared with 29.9% for the year ended September 30, 2021.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by retaining in our loan portfolio fewer fixed-rate residential loans, by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the FHLBNY, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable-rate home equity and short-term and medium-term fixed-rate commercial business loans. We also offer a commercial loan swap product that allows the Bank to receive floating-rate interest loan payments while its borrowers pay a fixed rate of interest on their loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2022, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Decrease			Estimated Increase
Interest rates	Estimated	in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$28,550	$(212)	-0.74%	$31,968	$1,056	3.42%
Unchanged	28,762	—	—	30,912	—	—
-200	27,816	(946)	-3.29%	28,259	(2,653)	-8.58%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, FHLBNY borrowings and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), plus our borrowing capacity from the FHLBNY and dividing the sum by total assets. At September 30, 2022, our liquidity ratio was 16.6% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $30.9 million compared with $75.2 million at September 30, 2021. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $9.2 million at September 30, 2022 compared with $12.9 million at September 30, 2021. At September 30, 2022, we also had the ability to borrow $138.9 million from the FHLBNY compared with $151.2 million at September 30 2021. On that date, we had an aggregate of $15.6 million in advances outstanding and $40.0 million in municipal letters of credit outstanding with the FHLBNY. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2022, we had $52.5 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $73.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2022 totaled $44.6 million, or 6.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2023. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. We originated $159.2 million in loans and we purchased $41.1 million of investment securities for the year ended September 30, 2022. Comparatively, we originated $159.0 million in loans (including $35.3 million in PPP loans) and purchased $49.5 million of investment securities for the year ended September 30, 2021.

Financing activities consist primarily of activity in deposit accounts and FHLBNY advances. We experienced a net increase in total deposits of $27.9 million, or 4.4%, to $667.7 million for the year ended September 30, 2022 compared with a net increase in total deposits of $21.5 million, or 3.5%, to $639.8 million for the year ended September 30, 2021. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $15.6 million and $23.4 million at September 30, 2022 and September 30, 2021, respectively. FHLBNY advances have primarily been used to fund loan demand.

In addition to borrowings, the Bank has the ability to raise deposits on the brokered market or through deposit listing services. At September 30, 2022, the Bank held $6.0 million in brokered deposits and $14.6 million from deposit listing services.

Magyar Bank is subject to various regulatory capital requirements, (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2022, Magyar Bank’s Tier 1 capital as a percentage of the Bank’s average assets was 11.13% and the total qualifying capital as a percentage of risk-weighted assets was 16.47%.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2022. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
September 30, 2022	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)

Federal Home Loan Bank advances	$4,741	$7,884	$3,000	$—	$15,625
Operating leases	738	1,270	789	1,199	3,996
Total	$5,479	$9,154	$3,789	$1,199	$19,621

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 49 )	48

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Magyar Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2022, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of September 30, 2022 was $8.4 million. As described in Notes B and E to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $0.1 million and $8.3 million, respectively. The specific component relates to loans that are delinquent or otherwise identified as impaired by management. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis. The general loan loss allocation component is determined by segregating the remaining loans by type of loan, risk weighting, and payment history. This analysis establishes historical loss factors based on a five year look back period that are applied to the loan groups adjusted for the following qualitative factors: levels of trends in delinquency and non-accrual loans, volume and loan term trends, changes in the lending policy, national and local economic trends and conditions, changes in concentrations of credit from a loan type, industry and/or geographic standpoint, the experience, ability and depth of lending management, and trends in collateral value. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

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

We have served as the Company's auditor since 2018.

/s/ RSM US LLP

Philadelphia, Pennsylvania

December 22, 2022

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,	September 30,
	2022	2021

Assets
Cash	$2,869	$1,808
Interest earning deposits with banks	28,067	73,393
Total cash and cash equivalents	30,936	75,201

Investment securities - available for sale, at fair value	9,229	12,927
Investment securities - held to maturity, at amortized cost (fair value of
$79,914 and $57,282 at September 30, 2022 and 2021, respectively)	91,646	57,660
Federal Home Loan Bank of New York stock, at cost	1,447	1,738
Loans receivable, net of allowance for loan losses of $8,433 and $8,075
at September 30, 2022 and 2021, respectively	619,843	585,301
Bank owned life insurance	17,660	14,288
Accrued interest receivable	3,478	3,533
Premises and equipment, net	13,880	14,331
Other real estate owned ("OREO")	281	636
Other assets	10,143	8,375
Total assets	$798,543	$773,990

Liabilities and Stockholders' Equity
Liabilities
Deposits	$667,733	$639,814
Escrowed funds	3,407	3,242
Borrowings	15,625	23,356
Accrued interest payable	85	85
Accounts payable and other liabilities	13,191	9,852
Total liabilities	700,041	676,349

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at September 30, 2022 and 2021, none issued	-	-
Common stock: $.01 Par Value, 14,000,000 shares authorized;
7,097,825 shares issued; 6,745,128 and 7,097,825 shares
outstanding at September 30, 2022 and 2021, respectively, at cost	71	71
Additional paid-in capital	63,734	63,713
Treasury stock: 465,693 and 112,996 shares at September 30, 2022 and 2021, respectively, at cost	(5,793)	(1,242)
Unearned Employee Stock Ownership Plan shares	(3,169)	(3,235)
Retained earnings	45,773	39,281
Accumulated other comprehensive loss	(2,114)	(947)
Total stockholders' equity	98,502	97,641
Total liabilities and stockholders' equity	$798,543	$773,990
The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Year Ended
	September 30,
	2022	2021

Interest and dividend income
Loans, including fees	$27,841	$27,551
Investment securities
Taxable	1,543	877
Tax-exempt	41	5
Federal Home Loan Bank of New York stock	78	95

Total interest and dividend income	29,503	28,528

Interest expense
Deposits	2,070	2,287
Borrowings	414	654

Total interest expense	2,484	2,941

Net interest and dividend income	27,019	25,587

Provision for loan losses	304	1,629

Net interest and dividend income after
provision for loan losses	26,715	23,958

Other income
Service charges	1,188	1,143
Income on bank owned life insurance	372	317
Fees for other customer services	-	777
Interest rate swap fees	76	313
Other operating income	87	110
Gains on sales of loans	925	749
Gains on sale of OREO	67	-

Total other income	2,715	3,409

Other expenses
Compensation and employee benefits	11,030	10,619
Occupancy expenses	3,016	3,000
Professional fees	1,062	1,719
Data processing expenses	556	528
Marketing and business development	447	226
OREO expenses	59	225
FDIC deposit insurance premiums	215	422
Loan servicing expenses	106	318
Other expenses	1,770	1,585
Total other expenses	18,261	18,642

Income before income tax expense	11,169	8,725

Income tax expense	3,250	2,605

Net income	$7,919	$6,120

Net income per share-basic and diluted	$1.17	$1.01

Weighted average basic and diluted shares outstanding	6,781,659	6,037,499

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended
	September 30,
	2022	2021

Net income	$7,919	$6,120
Other comprehensive income (loss)
Unrealized loss on securities available for sale	(1,744)	(293)
Defined benefit pension plan gain	211	893
Other comprehensive (loss) income, before tax	(1,533)	600
Deferred income tax effect	365	(190)
Total other comprehensive (loss) income	$(1,167)	$410
Total comprehensive income	$6,752	$6,530

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Year Ended September 30, 2022 and 2021

(In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2020	5,810,746	$59	$26,294	$(1,242)	$(65)	$33,161	$(1,357)	$56,850
Net income	—	—	—	—	—	6,120	—	6,120
Other comprehensive income	—	—	—	—	—	—	410	410
Common stock acquired by ESOP	—	—	—	—	(3,272)	—	—	(3,272)
ESOP shares allocated	—	—	5	—	102	—	—	107
Second-step conversion and stock offering:
Magyar Bancorp, MHC shares sold in public offering, net of offering costs	3,910,000	12	37,414	—	—	—	—	37,426
Retirement of MHC shares	(3,200,450)	—	—	—	—	—	—	—
Fractional shares and other adjustments resulting from conversion of existing shares at 1.2213 exchange rate	577,529	—	—	—	—	—	—	—
Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641
Net income	—	—	—	—	—	7,919	—	7,919
Dividends paid on common stock ($0.21 per share)						(1,427)		(1,427)
Other comprehensive loss	—	—	—	—	—	—	(1,167)	(1,167)
Common stock acquired by ESOP	—	—	—	—	(98)	—	—	(98)
ESOP shares allocated	—	—	15	—	164	—	—	179
Purchase of treasury stock	(352,697)	—	—	(4,551)	—	—	—	(4,551)
Stock-based compensation expense	—	—	6	—	—	—	—	6
Balance, September 30, 2022	$6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended
	September 30,
	2022	2021

Operating activities
Net income	$7,919	$6,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	839	835
Premium amortization on investment securities, net	191	167
Provision for loan losses	304	1,629
Provision for loss on other real estate owned	—	337
Originations of SBA loans held for sale	(9,533)	(6,386)
Proceeds from the sales of SBA loans	10,457	7,135
Gains on sale of loans receivable	(925)	(749)
Gains on the sales of other real estate owned	(67)	(223)
ESOP compensation expense	179	107
Stock-based compensation expense	6	—
Deferred income tax expense (benefit)	152	(178)
Decrease in accrued interest receivable	55	497
Increase in surrender value of bank owned life insurance	(372)	(317)
Increase in other assets	(1,555)	(1,551)
Decrease in accrued interest payable	—	(106)
Increase in accounts payable and other liabilities	3,551	1,942
Net cash provided by operating activities	11,201	9,259

Investing activities
Net increase in loans receivable	(37,235)	17,133
Purchases of loans receivable	—	(3,500)
Proceeds from the sale of loans receivable	2,389	2,000
Purchases of investment securities held to maturity	(41,138)	(38,907)
Purchases of investment securities available for sale	—	(10,561)
Proceeds from calls of investment securities held to maturity	—	2,000
Proceeds from calls of investment securities available for sale	—	5,000
Principal repayments on investment securities held to maturity	7,040	9,595
Principal repayments on investment securities available for sale	1,875	6,830
Purchase of bank owned life insurance	(3,000)	—
Purchases of premises and equipment	(387)	(420)
Investment in other real estate owned	(12)	(25)
Proceeds from other real estate owned	434	2,415
Redemption of Federal Home Loan Bank stock	291	243
Net cash used in investing activities	(69,743)	(8,197)

Financing activities
Net increase in deposits	27,919	21,484
Net proceeds from issuance of common stock	—	37,426
Purchase of common stock for ESOP	(98)	(3,272)
Net increase in escrowed funds	165	829
Proceeds from long-term advances	3,000	—
Repayments of long-term advances	(10,731)	(44,054)
Cash paid on common stock dividends	(1,427)	—
Purchase of treasury stock	(4,551)	—
Net cash provided by financing activities	14,277	12,413
Net (decrease) increase in cash and cash equivalents	(44,265)	13,475

Cash and cash equivalents, beginning of year	75,201	61,726

Cash and cash equivalents, end of year	$30,936	$75,201

Supplemental disclosures of cash flow information
Cash paid for
Interest	$2,485	$3,047
Income taxes	$3,140	$2,750
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$547

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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
September 30, 2022 and 2021

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
September 30, 2022 and 2021

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2022 and 2021.

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

The Company’s contracts with customers in the scope of ASC 606, “Revenue from Contracts with Customers” are contracts for deposit accounts and contracts for non-deposit investment accounts through a third party service provider. Both types of contracts result in non-interest income being recognized. The revenue resulting from deposit accounts, which includes fees such as insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of service charges on the consolidated statements of income. The revenue resulting from non-deposit investment accounts is included as a component of other operating income on the consolidated statements of income.

Revenue from contracts with customers included in service charges was $1.2 million and $1.1 million for the years ended September 30, 2022 and 2021, respectively. Revenue from contracts with customers included in other operating income was $87,000 and $110,000 for the years ended September 30, 2022 and 2021, respectively.

For our contracts with customers, we satisfy our performance obligations each day as services are rendered. For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third party service provider as services are rendered.

There was no fee income from other customer services at September 30, 2022. During the year ended September 30, 2021, the Bank assisted a local county with services related to a Small Business Relief Grant (“SBRG”) program from which the Bank recognized $777,000 as fees for other customer services. These services included the review of the applications, review of the required supporting documentation, including financial statements and tax returns, and the determination of whether or not the applicant qualified for the SBRG using the County’s eligibility criteria. The Bank applied the five-step approach outlined ASC Topic 606 to determine that there was a qualifying contract with specific services provided by the Bank for a fixed fee that was received and recognized for the completion of a specific performance obligation.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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

At September 30, 2022 and 2021, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No interest and penalties were recorded during the year ended September 30, 2022 and 2021. The tax years subject to examination by the taxing authorities are the years ended September 30, 2017 and forward.

11. Advertising Costs

The Company expenses advertising costs as incurred.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) calculations.

	For the Years Ended September 30,
	2022			2021
		Weighted	Per		Weighted	Per
		average	share		average	share
	Income	shares	Amount	Income	shares	Amount
	(In thousands, except share and per share data)
Basic and diluted EPS
Net income available to weighted average common shareholders	$7,919	6,781,659	$1.17	$6,120	6,037,499	$1.01

13. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the years ended September 30, 2022 and 2021 were as follows:

	September 30,
	2022			2021
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$(1,744)	$429	$(1,315)	$(293)	$79	$(214)
Defined benefit pension plan	211	(64)	148	893	(269)	624
Other comprehensive income (loss), net	$(1,533)	$365	$(1,167)	$600	$(190)	$410

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

The components of accumulated other comprehensive loss at September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In thousands)

Available-for-sale investments, net of tax	$(1,446)	$(131)
Defined benefit pension plan, net of tax	(668)	(816)
Total accumulated other comprehensive loss	$(2,114)	$(947)

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

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (effective October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new standard for a period of time. The Company did not early adopt, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinances and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. For entities that have not yet adopted the amendments in Update 2016-13, which is discussed in greater detail above, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

18. Subsequent Events

On October 27, 2022, the Company declared dividend of $0.03 per common share, payable on November 23, 2022, to common shareholders of record at the close of business on November 10, 2022.

On November 15, 2022, the Company declared a special dividend of $0.08 per common share, payable on December 13, 2022, to common shareholders of record at the close of business on November 29, 2022.

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

ASC 718 also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the Consolidated Statements of Income to correspond with the same line item as the cash compensation paid.

Stock options generally vest over a five-year service period and expire ten years from issuance. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The 7-year Treasury yield in effect at the time of the grant provided the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Management estimated a 95% retention rate for stock option recipients. Once vested, these awards are irrevocable. Shares will be obtained from either the open market or treasury stock upon share option exercise.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the period ended September 30, 2022 and 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at September 30, 2021	—	$—	—	$—
Granted	293,200	12.58	9.98	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at September 30, 2022	293,200	$12.58	9.98	—

Exercisable at September 30, 2022	—	$—	—	$—

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2022 and 2021, and changes during those years:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Balance at September 30, 2021	—	$—
Granted	156,400	12.63
Vested	—	—
Forfeited	—	—
Balance at September 30, 2022	156,400	$12.63

Stock option and stock award expenses included with compensation expense were $0 and $6,000, respectively, for the year ended September 30, 2022. There was no stock option or stock award expense for the year ended September 30, 2021. The Company had no other stock-based compensation plans as of September 30, 2022 except as disclosed below.

On July 21, 2022 the Company announced its third stock repurchase program and authorized the repurchase of up to 5% of its outstanding shares of common stock, or 354,891 shares. As of September 30, 2022, 352,697 shares had been repurchased at an average price of $12.90.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

The Company’s ESOP (“2006 ESOP”) was established in 2006 as part of the Company’s initial public offering. The total cost of shares purchased by the 2006 ESOP trust was $2.3 million, reflecting an average cost per share of $10.58. The loan bore a variable interest rate that adjusted annually to Prime Rate (3.25% at January 1, 2021) with principal and interest payable annually in equal installments over thirty years. The 2006 ESOP loan was fully repaid during the year ended September 30, 2021 and the remaining shares were allocated to participants.

In connection with the Company’s second-step stock offering, the ESOP trustees subscribed for, and intended to purchase, on behalf of the ESOP, 8% of the shares of the Company common stock sold in the offering, or 312,800 shares (“2021 ESOP”). The ESOP trustees purchased 312,800 shares of the Company’s common stock in the open market through September 30, 2022 for $3.4 million, reflecting an average cost per share of $10.77. The 2021 ESOP loan bears a variable interest rate that adjusts annually to Prime Rate (3.25% at January 1, 2022) with principal and interest payable annually in equal installments over thirty years.

The following table presents the components of the ESOP shares as of September 30, 2022:

Unreleased shares at September 30, 2020	14,757
Shares released for allocation during the year ended September 30, 2021	(14,757)
Shares purchased by ESOP trustee during the year ended September 30, 2021	304,377
Unreleased shares at September 30, 2021	304,377
Shares released for allocation during the year ended September 30, 2022	(10,427)
Shares purchased by ESOP trustee during the year ended September 30, 2022	8,423
Unreleased shares at September 30, 2022	302,373
Total released shares	187,887

Total ESOP shares	490,260

The Company's contribution expense for the ESOP was $177,000 and $107,000 for years ended September 30, 2022 and 2021, respectively. The aggregate fair value of the unreleased ESOP shares at September 30, 2022 was approximately $3.8 million.

NOTE D - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$118	$—	$(11)	$107
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	11,029	—	(1,907)	9,122
Total securities available for sale	$11,147	$—	$(1,918)	$9,229
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,525	$—	$(717)	$4,808
Mortgage-backed securities - commercial	631	—	—	631
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	48,961	12	(7,548)	41,425
Debt securities	24,821	—	(2,395)	22,426
Private label mortgage-backed securities - residential	224	—	(10)	214
Obligations of state and political subdivisions	3,484	—	(638)	2,846
Corporate securities	8,000	—	(436)	7,564
Total securities held to maturity	$91,646	$12	$(11,744)	$79,914
Total investment securities	$102,793	$12	$(13,662)	$89,143

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

	At September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$179	$7	$—	$186
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	$12,922	$27	$(208)	$12,741
Total securities available-for-sale	$13,101	$34	$(208)	$12,927
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$574	$—	$(25)	$549
Mortgage-backed securities - commercial	703	—	—	703
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	38,596	416	(389)	38,623
Debt securities	12,498	—	(156)	12,342
Private label mortgage-backed securities - residential	242	6	—	248
Obligations of state and political subdivisions	2,047	—	(34)	2,013
Corporate securities	3,000	—	(196)	2,804
Total securities held-to-maturity	$57,660	$422	$(800)	$57,282
Total investment securities	$70,761	$456	$(1,008)	$70,209

The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. At September 30, 2022, the available-for-sale mortgage-backed securities - residential included an amortized cost of $118,000 and a fair value of $107,000 for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with an amortized cost of $11.0 million and a fair value of $9.1 million.

The maturities of the debt securities, municipal bonds and certain information regarding to the mortgage-backed securities held-to-maturity at September 30, 2022 are summarized in the following table:

	September 30, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$6,333	$6,209
Due after 1 but within 5 years	25,017	22,696
Due after 5 but within 10 years	4,442	3,565
Due after 10 years	513	366
Total debt securities	36,305	32,836

Mortgage backed securities:
Residential(1)	54,710	46,447
Commercial(2)	631	631
Total	$91,646	$79,914

(1)

Held-to-maturity mortgage-backed securities – residential include an amortized cost of $5.5million and a fair value of $4.8 million for obligations of U.S. government agencies issued by the Government National Mortgage Association and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $49.0 million and a fair value of $41.4 million. Also included are mortgage backed securities issued by non-U.S. government agencies and government-sponsored enterprises with an amortized cost of $224,000 and a fair value of $214,000.

(2)

Held-to-maturity mortgage-backed securities – commercial include an amortized cost of $631,000 and a fair value of $631,000 for obligations of U.S. government agencies issued by the United States Small Business Administration.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

There were no sales of securities during the years ended September 30, 2022 and 2021.

As of September 30, 2022 and 2021, securities having an estimated fair value of approximately $37.7 million and $30.9 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2022 and 2021 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2022		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$2,364	$(140)	$2,551	$(588)	$4,915	$(728)
Mortgage-backed securities - commercial	1	631	—	—	—	631	—
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	49	21,180	(2,795)	29,088	(6,660)	50,268	(9,455)
Debt securities	14	11,664	(660)	10,763	(1,735)	22,427	(2,395)
Private label mortgage-backed securities residential	1	215	(10)	—	—	215	(10)
Obligations of state and political subdivisions	7	1,268	(181)	1,577	(457)	2,845	(638)
Corporate securities	2	2,646	(353)	4,917	(83)	7,563	(436)
Total	80	$39,968	$(4,139)	$48,896	$(9,523)	$88,864	$(13,662)

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2021		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$318	$(12)	$232	$(13)	$550	$(25)
Mortgage-backed securities - commercial	1	—	—	703	—	703	—
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities - residential	20	33,690	(539)	1,610	(58)	35,300	(597)
Debt securities	7	10,859	(139)	1,483	(17)	12,342	(156)
Obligations of state and political subdivisions	4	2,013	(34)	—	—	2,013	(34)
Corporate securities	1	—	—	2,804	(196)	2,804	(196)
Total	36	$46,880	$(724)	$6,832	$(284)	$53,712	$(1,008)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2022 and 2021.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,
	2022	2021
	(In thousands)

One-to four-family residential	$214,377	$203,019
Commercial real estate	342,791	280,848
Construction	15,230	20,350
Home equity lines of credit	18,704	17,930
Commercial business	34,672	68,719
Other	3,130	3,751
Total loans receivable	628,904	594,617
Net deferred loan costs	(628)	(1,241)
Allowance for loan losses	(8,433)	(8,075)

Total loans receivable, net	$619,843	$585,301

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $2.3 million at both September 30, 2022 and 2021. There were $738,000 and $31,000 in new loans or advances on existing lines of credit during the year ended September 30, 2022 and 2021, respectively. Total principal repayments were approximately $731,000 and $191,000 for the year ended September 30, 2022 and 2021, respectively.

At September 30, 2022 and 2021, the Company was servicing loans for others amounting to approximately $43.6 million and $39.3 million, respectively. The Company held mortgage servicing rights in the amount of $0 and $4,000 at September 30, 2022 and 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $27,000 and $33,000 at September 30, 2022 and 2021, respectively.

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
September 30, 2022 and 2021

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2022	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$1,512	$1,512	$1,512
Commercial real estate	—	—	1,159	1,159	1,159
Construction	2,835	114	—	2,835	2,900
Commercial business	—	—	153	153	153
Total impaired loans	$2,835	$114	$2,824	$5,659	$5,724

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2021	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$2,711	$2,711	$2,711
Commercial real estate	—	—	2,270	2,270	2,270
Construction	2,835	224	1,745	4,580	4,645
Commercial business	—	—	1,507	1,507	1,507
Total impaired loans	$2,835	$224	$8,233	$11,068	$11,133

The average recorded investment in impaired loans was $8.1 million and $12.2 million for the years ended September 30, 2022 and 2021, respectively. During the years ended September 30, 2022 and 2021, interest income of $135,000 and $139,000, respectively, was recognized for performing TDR loans while no interest income was recognized for delinquent non-accrual loans.

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
September 30, 2022 and 2021

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2022
One-to four-family residential	$213,173	$980	$224	$—	$214,377
Commercial real estate	342,593	198	—	—	342,791
Construction	10,652	—	4,578	—	15,230
Home equity lines of credit	18,704	—	—	—	18,704
Commercial business	34,672	—	—	—	34,672
Other	3,130	—	—	—	3,130
Total	$622,924	$1,178	$4,802	$—	$628,904

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2021
One-to four-family residential	$200,510	$1,002	$1,507	$—	$203,019
Commercial real estate	272,408	6,679	1,761	—	280,848
Construction	15,770	—	4,580	—	20,350
Home equity lines of credit	17,930	—	—	—	17,930
Commercial business	67,360	10	1,349	—	68,719
Other	3,751	—	—	—	3,751
Total	$577,729	$7,691	$9,197	$—	$594,617

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2022
One-to four-family residential	$213,903	$300	$174	$—	$474	$—	$214,377
Commercial real estate	342,404	—	387	—	387	—	342,791
Construction	12,395	—	—	2,835	2,835	2,835	15,230
Home equity lines of credit	18,704	—	—	—	—	—	18,704
Commercial business	34,672	—	—	—	—	—	34,672
Other	3,130	—	—	—	—	—	3,130
Total	$625,208	$300	$561	$2,835	$3,696	$2,835	$628,904

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2021
One-to four-family residential	$201,868	$—	$—	$1,151	$1,151	$1,151	$203,019
Commercial real estate	279,769	—	—	1,079	1,079	1,079	280,848
Construction	15,770	—	—	4,580	4,580	4,580	20,350
Home equity lines of credit	17,930	—	—	—	—	—	17,930
Commercial business	67,370	—	—	1,349	1,349	1,349	68,719
Other	3,751	—	—	—	—	—	3,751
Total	$586,458	$—	$—	$8,159	$8,159	$8,159	$594,617

The amount of interest income not recognized on non-accrual loans was approximately $220,000 and $555,000 for the years ended September 30, 2022 and 2021, respectively. At September 30, 2022 and September 30, 2021, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

Non-impaired credits are segregated for the application of qualitative factors. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint. Management maintained or increased several of these factors during the year ended September 30, 2022 due to the higher risk of credit loss resulting from the a higher likelihood of economic recession and its ongoing impact on borrowers.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2022 and 2021:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	53	—	—	—	—	—	54
Provision (credit)	86	815	(133)	31	(562)	(14)	81	304
Balance-September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2020	$1,035	$3,232	$672	$179	$1,034	$1	$247	$6,400
Charge-offs	—	(51)	—	—	—	(1)	—	(52)
Recoveries	1	—	—	1	96	—	—	98
Provision (credit)	100	563	(78)	52	916	15	61	1,629
Balance-September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2022 and September 30, 2021:

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Individually evaluated for impairment	—	—	114	—	—	—	—	114
Collectively evaluated for impairment	1,223	4,612	347	263	1,484	1	389	8,319
Loans receivable:
Balance - September 30, 2022	$214,377	$342,791	$15,230	$18,704	$34,672	$3,130	$—	$628,904
Individually evaluated for impairment	1,512	1,159	2,835	—	153	—	—	5,659
Collectively evaluated for impairment	212,865	341,632	12,395	18,704	34,519	3,130	—	623,245

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Individually evaluated for impairment	—	—	224	—	—	—	—	224
Collectively evaluated for impairment	1,136	3,744	370	232	2,046	15	308	7,851
Loans receivable:
Balance - September 30, 2021	$203,019	$280,848	$20,350	$17,930	$68,719	$3,751	$—	$594,617
Individually evaluated for impairment	2,711	2,270	4,580	—	1,507	—	—	11,068
Collectively evaluated for impairment	200,308	278,578	15,770	17,930	67,212	3,751	—	583,549

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

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There were no defaults of TDRs during the year ended September 30, 2022.

There were no TDR loans during the year ended September 30, 2022, compared with two TDR loans during the year ended September 30, 2021. All TDR loans were performing in accordance with their restructured terms as September 30, 2022. The following tables summarizes the TDRs during the years ended September 30, 2022 and 2021:

	Number of Loans	Investment Before TDR Modification	Investment After TDR Modification
September 30, 2022	(Dollars in thousands)
Total	—	$—	$—

	Number of Loans	Investment Before TDR Modification	Investment After TDR Modification
September 30, 2021	(Dollars in thousands)
One-to four-family residential	2	$330	$340
Total	2	$330	$340

Total loans pledged as collateral against FHLBNY borrowings were $181.2 million and $192.6 million as of September 30, 2022 and 2021, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

NOTE F - ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable:

	September 30,
	2022	2021
	(In thousands)

Loans	$3,236	$3,421
Investment securities	162	43
Mortgage-backed securities	80	69
Total accrued interest receivable	$3,478	$3,533

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2022	2021
		(In thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	21,866	21,678
Furniture, fixtures and equipment	5-10 years	3,762	3,562
		29,439	29,051
Less accumulated depreciation		(15,559)	(14,720)
Premises and equipment, net		$13,880	$14,331

For the years ended September 30, 2022 and 2021, depreciation expense included in occupancy expense amounted to approximately $839,000 and $835,000, respectively.

NOTE H - OTHER REAL ESTATE OWNED

The Company held $281,000 of real estate owned properties at September 30, 2022 and $636,000 at September 30, 2021. The Company did not have any write-downs on these properties at September 30, 2022 compared with $337,000 for the years ended September 30, 2021. The write-down amounts were carried as valuation allowances, unless the properties were sold. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE I - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2022	2021
	(In thousands)

Demand accounts	$182,417	$181,975
Savings accounts	81,850	81,724
NOW accounts	98,643	71,325
Money market accounts	222,214	187,898
Certificate of deposit	69,929	101,888
Retirement accounts	12,680	15,004
Total deposits	$667,733	$639,814

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a denomination of $250,000 or more was approximately $399.9 million at September 30, 2022 compared with $378.5 million at September 30, 2021. The aggregate amount of certificate deposits, including individual retirement accounts with balances of $250,000 or more was $14.6 million at September 30, 2022 compared with $39.4 million at September 30, 2021.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

At September 30, 2022, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2023	$44,589
2024	17,340
2025	6,613
2026	4,675
2027 and after	9,392
Total	$82,609

NOTE J - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term Federal Home Loan Bank of New York (“FHLBNY”) advances at September 30, 2022 and September 30, 2021 totaled approximately $15.6 million and $23.4 million, respectively. The weighted average interest rates on advances outstanding at September 30, 2022 and 2021 were 2.48% and 2.13%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential and commercial real estate mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2022 mature as follows (in thousands):

Year Ending September 30,
2023	$4,741
2024	4,384
2025	3,500
2026	—
2027	3,000
Thereafter	—
Total	$15,625

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2022 and 2021, the Company had available credit from the FHLBNY totaling $83.2 million and $87.9 million, respectively. Information concerning short-term arrangement with the FHLBNY is summarized as follows:

	September 30,
	2022	2021
	(Dollars in thousands)
Balance at end of year	$—	$—
Weighted average balance during the year	$33	$—
Maximum month-end balance during the year	$2,450	$—
Average interest rate during the year	2.67%	—

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company did not have repurchase agreements outstanding at September 30, 2022 and September 30, 2021.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

NOTE K – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2022 were $10.5 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2021 were $7.1 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans for investors in the secondary mortgage market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2022 and 2021, the Company was servicing such sold mortgage loans in the amount of $2.1 million and $3.7 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in mortgage servicing rights during the years ended September 30, 2022 and 2021 are summarized as follows:

	September 30,
	2022	2021
	(In thousands)

Beginning balance	$4	$12
Origination of mortgage servicing rights	—	—
Amortization	(4)	(8)
Ending balance	$—	$4

Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

The Company also services the SBA guaranteed portion of commercial business loans sold to investors in the secondary market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2022 and 2021, the Company was servicing SBA loans sold in the amount of $32.0 million and $24.2 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

NOTE L - INCOME TAXES

The Company’s income tax expense is comprised of the following components for the years ended September 30, 2022 and 2021:

	For the Year Ended September 30,
	2022	2021
	(In thousands)

Current	$3,163	$2,718
Deferred	87	(113)
Total income tax expense	$3,250	$2,605

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2022 and 2021 is as follows:

	September 30,
	2022	2021
	(In thousands)

Income tax expense at statutory rate	$2,339	$1,832
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	922	772
Tax-exempt income, net	(87)	(68)
Nondeductible expenses	37	26
Employee stock ownership plan	3	1
Other, net	36	42
Total income tax expense	$3,250	$2,605

The major sources of temporary differences and their deferred tax effect at September 30, 2022 and 2021 are as follows:

	September 30,
	2022	2021
	(In thousands)

Allowance for loan losses	$2,369	$2,270
Deferred loan fees	244	416
Unrealized loss, minimum pension liability	288	351
OREO	—	123
Straight line rent	88	101
Gross deferred tax asset	2,989	3,261

Depreciation	(816)	(874)
Employee benefits	(122)	(183)
Mortgage servicing rights	—	(1)
Gross deferred tax liability	(938)	(1,058)
Net deferred tax asset, included in other assets	$2,051	$2,203

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

There were no valuation allowances for the year ended September 30, 2022 and 2021. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.

The Bank’s statutory income tax rate in the State of New Jersey was 9.0% for the years ending September 30, 2022 and 2021. The State of New Jersey imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax is set at a rate of 2.5% and it currently effective through December 31, 2023. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense the years ended September 30, 2022 and 2021.

NOTE M - PENSION PLAN

The Company had a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees. On January 26, 2006, the Plan was frozen and amended to eliminate future benefit accruals after February 15, 2006.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2022 and September 30, 2021.

	September 30,
	2022	2021
	(In thousands)

Actuarial present value of benefit obligations	$3,735	$4,926

Change in benefit obligations
Projected benefit obligation, beginning	$4,926	$5,227
Interest cost	144	140
Actuarial (gain) loss	(1,071)	(242)
Annuity payments and lump sum distributions	(264)	(199)

Projected benefit obligation, end	$3,735	$4,926

Change in plan assets
Fair value of assets, beginning	$4,871	$3,579
Actual return on plan assets	(721)	661
Employer contributions	—	830
Annuity payments and lump sum distributions	(264)	(199)

Fair value of assets, end	$3,886	$4,871

Funded status included with other assets	$151	$—

Funded status included with other liabilities	$—	$(55)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

Net pension cost for the years ended September 30, 2022 and 2021 included the following components:

	September 30,
	2022	2021
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	144	140
Expected return on plan assets	(285)	(217)
Amortization of unrecognized net loss	146	206
Net pension cost	$5	$129

For the year ended September 30, 2022 and 2021, the weighted average discount rate used in determining the actuarial net periodic pension cost was 3.0% and 2.75%, respectively. For the year ended September 30, 2022 and 2021, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.25% and 3.00%, respectively.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges for the year ended September 30, 2022. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rate of return on assets were 6.00% for 2023 and 6.00% for 2022.

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2022 and 2021, by asset category are as follows:

	September 30,
	2022	2021

Equity securities	68%	68%
Debt securities (bond mutual funds)	31%	31%
Other (money market fund)	1%	1%
Total	100%	100%

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

Expected Contributions

For the fiscal year ending September 30, 2023, the Company does not expect to make a contribution to the Plan.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2022 through September 30, 2023	$240
October 1, 2023 through September 30, 2024	253
October 1, 2024 through September 30, 2025	253
October 1, 2025 through September 30, 2030	270
October 1, 2026 through September 30, 2031	271
October 1, 2027 through September 30, 2032	1,304
Total	$2,591

Included in the funded status of the Plan at September 30, 2022 and 2021, are actuarial losses of $956,000 and $1,167,000, respectively. These amounts are included, net of related income tax effects of $288,000 and $351,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity.

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
	(In thousands)
At September 30, 2022
Investment Type
Mutual Funds- Equity
Large-Cap Value	$638	$638	$—	$—
Large-Cap Core	633	633	—	—
Mid-Cap Core	407	407	—	—
Small-Cap Core	381	381	—	—
Non-U.S. Core	573	573	—	—
Mutual Funds- Fixed Income
Intermediate Duration	433	433	—	—
Short-Duration Corporate	785	785
Cash Equivalents
Money Market	36	36	—	—
Total Investment	$3,886	$3,886	$—	$—

At September 30, 2021
Investment Type
Mutual Funds- Equity
Large-Cap Value	$749	$749	$—	$—
Large-Cap Core	749	749	—	—
Mid-Cap Core	506	506	—	—
Small-Cap Core	481	481	—	—
Non-U.S. Core	838	838	—	—
Mutual Funds- Fixed Income
Intermediate Duration	665	665	—	—
Short-Duration Corporate	853	853
Cash Equivalents
Money Market	30	30	—	—
Total Investment	$4,871	$4,871	$—	$—

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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

Under the Director Supplemental Retirement Income Plan (the “Plan”), directors that began service before 2002 are entitled to a benefit upon attainment of his/her benefit age. The directors will receive an annual amount in monthly installments based on his/her total Board and Committee fees in the twelve months prior to attainment of his/her benefit age. The amount will be ten percent (10%) plus two and one-half percent (2 1/2%) for each year of service as a Director, with a minimum of fifty percent (50%), provided the Director has served for at least five (5) years, and a maximum of sixty percent (60%). The maximum benefit increases for any Director serving as Chairman of the Board for at least five years to seventy-five percent (75%).

The Company funds the plans through modified endowment contracts. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2022 and 2021, the Company’s life insurance contracts had cash surrender values of approximately $17,660,000 and $14,288,000, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided.

NOTE O - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $271,000 and $232,000 to the plan for the years ended September 30, 2022 and 2021, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Income.

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

NOTE P - COMMITMENTS

1.Lease Commitments

Approximate future minimum payments under non-cancelable operating leases are due as follows for the years indicated (in thousands):

September 30, 2023	$738
September 30, 2024	747
September 30, 2025	523
September 30, 2026	455
September 30, 2027	334
Thereafter	1,199
Total	$3,996

Accounting Standard Update ASC 842, “Leases” requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset, measured at the present value of the future minimum lease payments, at the lease commencement date.

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

The following table presents the balance sheet information related to our leases:

	September 30,	September 30,
	2022	2021
	(Dollars in thousands)

Operating lease right-of-use asset	$3,292	$3,894
Operating lease liabilities	$3,605	$4,254
Weighted average remaining lease term in years	7.0	7.7
Weighted average discount rate	2.2%	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

September 30,
2022
(In thousands)
For the Year Ending:
2023	$738
2024	747
2025	523
2026	455
2027	334
2028 and thereafter	1,199
Total lease payments	3,996
Less imputed interest	(391)
Present value of lease liabilities	$3,605

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

Total rental expense, included in occupancy expense, was approximately $807,000 and $811,000 for the years ended September 30, 2022 and 2021, respectively.

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

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2022 and 2021, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Bank executes with a third-party financial institution, such that the Bank minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company had $0 and $300,000 in cash pledged for collateral on its interest rate swaps with financial institutions at September 30, 2022 and 2021, respectively.

The following table presents summary information regarding these derivatives for September 30, 2022 and 2021.

	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
September 30, 2022
Classified in Other Assets:
Customer interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$(2,275)
	$6,940	4.6	6.13%	1 Mo. BSBY + 3.00	$(212)
Total	$26,452	5.2	4.88%		$(2,487)

Classified in Other Liabilities:
3rd Party interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	$6,940	4.6	6.13%	1 Mo. BSBY + 3.00	$212
Total	$26,452	5.2	4.88%		$2,487

September 30, 2021
Classified in Other Assets:
Customer interest rate swaps	$20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$183
Classified in Other Liabilities:
3rd Party interest rate swaps	$20,111	6.9	3.61%	1 Mo. LIBOR + 2.50	$(183)

At September 30, 2022 and 2021, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2022	2021
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$740	$2,901
Unused lines of credit	73,825	63,798
Fixed rate loan commitments	2,550	9,156
Variable rate loan commitments	49,913	14,558
Total	$127,028	$90,413

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2022 and 2021:

September 30, 2022	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$107	$—	$107	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,122	—	9,122	—
Total securities available for sale	$9,229	$—	$9,229	$—
Derivative assets	(2,487)	—	(2,487)	—
Total assets	$6,742	$—	$6,742	$—
Liabilities:
Derivative liabilities	$2,487	$—	$2,487	$—
Total Liabilities	$2,487	$—	$2,487	$—

September 30, 2021
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$186	$—	$186	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,741	—	12,741	—
Total securities available for sale	$12,927	$—	$12,927	$—
Derivative assets	183	—	183	—
Total assets	$13,110	$—	$13,110	$—
Liabilities:
Derivative liabilities	$(183)	$—	$(183)	$—
Total Liabilities	$(183)	$—	$(183)	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Mortgage Servicing Rights

Mortgage Servicing Rights (MSR’s) are carried at the lower of amortized cost or estimated fair value. The estimated fair value of MSRs is determined through a calculation of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. No valuation write-downs were made to MSR’s during the years ended September 30, 2022 and 2021.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. There were no valuation write-downs for the year ended September 30, 2022, and $337,000 were made to two properties held as other real estate owned during the year ended September 30, 2021. The properties were written down based on an updated appraisal of the real estate.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2022 and 2021:

	Total	Level 1	Level 2	Level 3
September 30, 2022	(In thousands)

Impaired loans	$5,659	$—	$—	$5,659
Other real estate owned	281	—	—	281
Total	$5,940	$—	$—	$5,940

September 30, 2021
Impaired loans	$11,134	$—	$—	$11,134
Other real estate owned	636	—	—	636
Total	$11,770	$—	$—	$11,770

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

September 30, 2022	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,659	Appraisal ofcollateral(1)	Appraisal adjustments (2)	0% to -31.7% (-9.9%)
Other real estate owned	$281	Appraisal ofcollateral(1)	Liquidation expenses (2)	-28.0% to -28.0% (-28.0%)

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

September 30, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$11,134	Appraisal ofcollateral(1)	Appraisal adjustments (2)	-8.0% to -42.8% (-15.3%)
Other real estate owned	$636	Appraisal ofcollateral(1)	Liquidation expenses (2)	-31.2% to -45.5% (-39.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2022 and September 30, 2021. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLBNY stock, bank owned life insurance, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
			(In thousands)
September 30, 2022
Financial instruments - assets
Investment securities held-to-maturity	$91,646	$79,914	$—	$79,914	$—
Loans	619,843	592,804	—	—	592,804
Financial instruments - liabilities
Certificates of deposit	82,609	81,289	—	81,289	—
Borrowings	15,625	14,762	—	14,762	—

September 30, 2021
Financial instruments - assets
Investment securities held-to-maturity	$57,660	$57,282	$—	$57,282	$—
Loans	585,301	594,674	—	—	594,674
Financial instruments - liabilities
Certificates of deposit	116,892	118,144	—	118,144	—
Borrowings	23,356	23,753	—	23,753	—

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

MAGYAR BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

The “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act include a minimum common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% of risk-weighted assets, a minimum Tier 1 capital to risk-weighted assets of 6.0% and a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets is 8.0%. The regulatory banking rules also require a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations established a maximum percentage of eligible retained income that could be utilized for such actions.

As of September 30, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following tables set forth the Company’s and the Bank’s actual and required capital levels under those measures:

At September 30, 2022	Company	Bank	Required for capital adequacy purposes		To be well- capitalized under prompt corrective action provisions
Tier 1 leverage ratio	12.57%	11.13%	≥ 4.00%		≥	5.00%
CET1	17.16%	15.22%	≥ 7.00	%(1)	≥	6.50%
Tier 1 risk-based capital ratio	17.16%	15.22%	≥ 8.50	%(1)	≥	8.00%
Total risk-based capital ratio	18.41%	16.47%	≥ 10.50	%(1)	≥	10.00%

At September 30, 2021
Tier 1 leverage ratio	12.43%	10.18%	≥ 4.00%		≥	5.00%
CET1	19.19%	15.74%	≥ 7.00	%(1)	≥	6.50%
Tier 1 risk-based capital ratio	19.19%	15.74%	≥ 8.50	%(1)	≥	8.00%
Total risk-based capital ratio	20.44%	16.99%	≥ 10.50	%(1)	≥	10.00%

(1)	Includes 2.50% capital conservation buffer

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2022, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc. (1)
3.2	Bylaws of Magyar Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Magyar Bancorp, Inc. (2)
4.2	Description of the Capital Stock of Magyar Bancorp, Inc. (3)
10.1	Form of Employee Stock Ownership Plan (2)
10.2	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics (4)
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III (4)
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Martin A. Lukacs (4)
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey (4)
10.6	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik (4)
10.7	Form of Change in Control Agreement for Executive Officers (2)
10.8	Executive Supplemental Retirement Income Agreement for John Fitzgerald (4)
10.9	Executive Supplemental Retirement Income Agreement for Jon Ansari (4)
10.10	Employment Agreement for John Fitzgerald (5)
10.11	Employment Agreement for Jon Ansari
10.12	Change in Control Agreement for Peter Brown (5)
10.13	Supplemental Executive Retirement Plan for John Fitzgerald (6)
10.14	Supplemental Executive Retirement Plan for Jon Ansari (6)
10.15	Magyar Bancorp, Inc. 2022 Equity Incentive Plan (7)
21	Subsidiaries of Registrant (2)
23	Consent of Experts and Counsel
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Inline XBRL Cover Page Interactive Data File
____________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 12, 2021 and the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(3)	Incorporated by reference to the Annual Report on Form 10-K of Magyar Bancorp, Inc. (file no. 000-51726), filed with the Securities and Exchange Commission on December 20, 2021.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254282), filed with the Securities and Exchange Commission on March 15, 2021.
(6)	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no 000-51726), originally filed with the Securities and Exchange Commission on May 29, 2019.
(7)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement (file no. 000-51726) filed with the SEC on July 18, 2022.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 22, 2022	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 22, 2022
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 22, 2022
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 22, 2022
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 22, 2022
Andrew Hodulik

/s/ Joseph A. Yelencsics	Director	December 22, 2022
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 22, 2022
Edward C. Stokes, III

/s/ Susan Eisenhauer	Director	December 22, 2022
Susan Eisenhauer

/s/ Michael Lombardi	Director	December 22, 2022
Michael Lombardi

/s/ Maureen Ruane	Director	December 22, 2022
Maureen Ruane