Form 10-Q
period 2022-12-31
Magyar Bancorp, Inc.
filed 2023-02-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☐       No ☑

The number of shares outstanding of the issuer's common stock at February 1, 2023 was 6,742,934.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2022	2022
	(Unaudited)
Assets
Cash	$3,253	$2,869
Interest earning deposits with banks	4,625	28,067
Total cash and cash equivalents	7,878	30,936

Investment securities - available for sale, at fair value	9,207	9,229
Investment securities - held to maturity, at amortized cost (fair value of $79,632 and $79,914 at December 31, 2022 and September 30, 2022, respectively)	90,630	91,646
Federal Home Loan Bank of New York stock, at cost	2,106	1,447
Loans receivable, net of allowance for loan losses of $8,750 and $8,433 at December 31, 2022 and September 30, 2022, respectively	666,080	619,843
Bank owned life insurance	17,755	17,660
Accrued interest receivable	3,826	3,478
Premises and equipment, net	13,683	13,880
Other real estate owned ("OREO")	292	281
Other assets	10,169	10,143
Total assets	$821,626	$798,543

Liabilities and Stockholders' Equity
Liabilities
Deposits	$676,083	$667,733
Escrowed funds	3,368	3,407
Borrowings	29,725	15,625
Accrued interest payable	162	85
Accounts payable and other liabilities	12,370	13,191
Total liabilities	721,708	700,041

Stockholders' equity

Preferred stock: $.01 Par Value, 500,000 shares authorized; at December 31, 2022 and September 30, 2022, none issued	—	—

Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,742,934 and 6,745,128 shares outstanding at December 31, 2022 and September 30, 2022, respectively, at cost	71	71
Additional paid-in capital	63,931	63,734
Treasury stock: 467,887 and 465,693 shares at December 31, 2022 and September 30, 2022, respectively, at cost	(5,820)	(5,793)
Unearned Employee Stock Ownership Plan shares	(3,145)	(3,169)
Retained earnings	46,839	45,773
Accumulated other comprehensive loss	(1,958)	(2,114)
Total stockholders' equity	99,918	98,502
Total liabilities and stockholders' equity	$821,626	$798,543

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months
	Ended December 31,
	2022	2021
	(Unaudited)
Interest and dividend income
Loans, including fees	$7,959	$6,721
Investment securities
Taxable	504	261
Tax-exempt	14	7
Federal Home Loan Bank of New York stock	24	20
Total interest and dividend income	8,501	7,009

Interest expense
Deposits	1,474	451
Borrowings	136	119
Total interest expense	1,610	570
Net interest and dividend income	6,891	6,439
Provision for loan losses	317	101
Net interest and dividend income after
provision for loan losses	6,574	6,338

Other income
Service charges	245	257
Income on bank owned life insurance	95	87
Interest rate swap fees	57	—
Other operating income	20	25
Gains on sales of loans	180	281
Total other income	597	650

Other expenses
Compensation and employee benefits	2,822	2,702
Occupancy expenses	761	739
Professional fees	179	387
Data processing expenses	146	134
Marketing and business development	126	125
OREO expenses	16	34
FDIC deposit insurance premiums	54	57
Loan servicing expenses	31	46
Other expenses	446	397
Total other expenses	4,581	4,621
Income before income tax expense	2,590	2,367
Income tax expense	780	674
Net income	$1,810	$1,693

Net income per share-basic	$0.28	$0.25
Net income per share-diluted	$0.28	$0.25
Weighted average shares outstanding-basic	6,456,525	6,792,477
Weighted average shares outstanding-diluted	6,459,446	6,792,477

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months
	Ended December 31,
	2022	2021
	(Unaudited)
Net income	$1,810	$1,693
Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	206	(53)
Other comprehensive gain (loss), before tax	206	(53)
Deferred income tax effect	(50)	13
Total other comprehensive gain (loss)	$156	$(40)
Total comprehensive income	$1,966	$1,653

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2022 and 2021

 (In Thousands, Except for Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2022	$6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502
Net income	—	—	—	—	—	1,810	—	1,810
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(744)		(744)
Other comprehensive income	—	—	—	—	—	—	156	156
ESOP shares allocated	—	—	17	—	24	—	—	41
Purchase of treasury stock	(2,194)	—	—	(27)	—	—	—	(27)
Stock-based compensation expense	—	—	180	—	—	—	—	180
Balance, December 31, 2022	$6,742,934	$71	$63,931	$(5,820)	$(3,145)	$46,839	$(1,958)	$99,918

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641
Net income	—	—	—	—	—	1,693	—	1,693
Dividends paid on common stock ($0.12 per share)	—	—	—	—	—	(814)	—	(814)
Other comprehensive income	—	—	—	—	—	—	(40)	(40)
Common stock acquired by ESOP	—	—	—	—	(98)	—	—	(98)
ESOP shares allocated	—	—	(32)	—	93	—	—	61
Balance, December 31, 2021	7,097,825	$71	$63,681	$(1,242)	$(3,240)	$40,160	$(987)	$98,443

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2022	2021
	(Unaudited)
Operating activities
Net income	$1,810	$1,693
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	208	209
Premium amortization on investment securities, net	43	58
Provision for loan losses	317	101
Originations of SBA loans held for sale	(1,825)	(2,437)
Proceeds from the sales of SBA loans	2,005	2,718
Gains on sale of loans receivable	(180)	(281)
ESOP compensation expense	41	61
Stock-based compensation expense	180	—
Deferred income tax expense (benefit)	(237)	26
Increase in accrued interest receivable	(348)	(51)
Increase in surrender value of bank owned life insurance	(95)	(87)
Decrease in other assets	160	360
Increase (decrease) in accrued interest payable	77	(4)
Decrease in accounts payable and other liabilities	(821)	(30)
Net cash provided by operating activities	1,335	2,336

Investing activities
Net (increase) decrease in loans receivable	(46,554)	10,934
Purchases of investment securities held to maturity	—	(10,064)
Principal repayments on investment securities held to maturity	992	1,221
Principal repayments on investment securities available for sale	209	671
Purchase of bank owned life insurance	—	(3,000)
Purchases of premises and equipment	(10)	(77)
Investment in other real estate owned	(11)	(12)
(Purchase) redemption of Federal Home Loan Bank stock	(659)	77
Net cash used in investing activities	(46,033)	(250)

Financing activities
Net increase in deposits	8,350	7,861
Purchase of common stock for ESOP	—	(98)
Net (decrease) increase in escrowed funds	(39)	35
Proceeds from long-term advances	3,000	—
Repayments of long-term advances	—	(2,000)
Net change in short-term advances	11,100	—
Cash dividends paid on common stock	(744)	(814)
Purchase of treasury stock	(27)	—
Net cash provided by financing activities	21,640	4,984
Net (decrease) increase in cash and cash equivalents	(23,058)	7,070
Cash and cash equivalents, beginning of period	30,936	75,201

Cash and cash equivalents, end of period	$7,878	$82,271

Supplemental disclosures of cash flow information
Cash paid for
Interest	$1,533	$575

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Magyar Bancorp, Inc. (the “Company”), its wholly owned subsidiary, Magyar Bank (the “Bank”), and the Bank’s wholly owned subsidiaries Magyar Service Corporation, Hungaria Urban Renewal, LLC, and Magyar Investment Company. All material intercompany transactions and balances have been eliminated. The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The September 30, 2022 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B- RECENT ACCOUNTING PRONOUNCEMENTS

In connection with the preparation of quarterly and annual reports in accordance with the Securities and Exchange Commission’s (“SEC”) Securities Exchange Act of 1934, SEC Staff Accounting Bulletin Topic 11.M requires the disclosure of the impact that recently issued accounting standards will have on consolidated financial statements when they are adopted in the future.

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

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will be able to defer implementation of the new standard until October 1, 2023. The Company did not early adopt as of December 31, 2022, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU were effective for all entities upon issuance through December 31, 2022 and did not impact the Company’s financial position or results of operations.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures as an update to Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in ASU 2022-02 will be effective for the Company with its adoption of ASU 2016-13.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended December 31, 2022 and 2021. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	For the Three Months
	Ended December 31,
	2022	2021
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$1,810	$1,693
Weighted average common shares outstanding- basic	6,456,525	6,792,477
Potential diliutive common stock equivalents	2,921	—
Weighted average common shares outstanding- diluted	6,459,446	6,792,477
Earnings per share - basic	$0.28	$0.25
Earnings per share - diluted	$0.28	$0.25

Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 156,400 shares of restricted shares at a weighted average price of $12.63 were outstanding at December 31, 2022. There were no outstanding stock awards or options to purchase common stock at December 31, 2021.

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

Stock options generally vest over a five-year service period and expire ten years from issuance. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Management considered historical information on the volatility of the Company’s stock in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The 7-year Treasury yield in effect at the time of the grant provided the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Management estimated a 95% retention rate for stock option recipients. Once vested, these awards are irrevocable. Shares will be obtained from either the open market or treasury stock upon share option exercise.

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

On August 25, 2022, the Company adopted the 2022 Equity Incentive Plan which provided for grants of up to 547,400 shares to be allocated between incentive and non-qualified stock options and restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At December 31, 2022, 293,200 options and 156,400 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2022	293,200	$12.58	10.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at December 31, 2022	293,200	$12.58	9.7	$70,374

Exercisable at December 31, 2022	—	$—	—	$—

The following is a summary of the status of the Company’s non-vested restricted shares for the three months ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2022	156,400	12.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2022	156,400	$12.63

Stock option and stock award expenses included with compensation expense were $69,000 and $111,000, respectively, for the three months ended December 31, 2022. There was no stock option or stock award expense for the three months ended December 31, 2021. The Company had no other stock-based compensation plans as of December 31, 2022 except as disclosed below.

On December 8, 2022 the Company announced the completion of its third stock repurchase program, under which 354,891 shares had been repurchased at an average price of $12.90. The Company also announced the authorization of an additional stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

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

In connection with the Company’s second-step stock offering during its fiscal year ending September 30, 2021, the ESOP trustees purchased 312,800 shares of the Company’s common stock for $3.4 million, reflecting an average cost per share of $10.77. The ESOP loan bears a variable interest rate that adjusts annually to Prime Rate (3.25% at January 1, 2022, adjusting to 7.50% on January 1, 2023) with principal and interest payable annually in equal installments over thirty years.

At December 31, 2022, shares allocated to participants totaled 22,487. Unallocated ESOP shares held in suspense totaled 290,313 at December 31, 2022 and the aggregate fair value was $3.7 million. The Company's contribution expense for the ESOP was $41,000 and $61,000 for the three months ended December 31, 2022 and 2021, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended December 31,
	2022			2021
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$206	$(50)	$156	$(53)	$13	$(40)
Other comprehensive income (loss), net	$206	$(50)	$156	$(53)	$13	$(40)

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

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$104	$—	$104	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,103	—	9,103	—
Total securities available for sale	$9,207	$—	$9,207	$—
Derivative assets	2,471	—	2,471	—
Total assets	$11,678	$—	$11,678	$—

Liabilities:
Derivative liabilities	$2,471	$—	$2,471	$—
Total Liabilities	$2,471	$—	$2,471	$—

September 30, 2022
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$107	$—	$107	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,122	—	9,122	—
Total securities available for sale	$9,229	$—	$9,229	$—
Derivative assets	2,487	—	2,487	—
Total assets	$11,716	$—	$11,716	$—

Liabilities:
Derivative liabilities	$2,487	$—	$2,487	$—
Total Liabilities	$2,487	$—	$2,487	$—

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2022 and September 30, 2022.

December 31, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$5,847	$—	$—	$5,847
Other real estate owned	291	—	—	291
Total	$6,138	$—	$—	$6,138

September 30, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$5,659	$—	$—	$5,659
Other real estate owned	281	—	—	281
Total	$5,940	$—	$—	$5,940

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
December 31, 2022	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,847	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -31.7% (-11.4%)
Other real estate owned	$291	Appraisal of collateral (1)	Liquidation expenses (2)	-25.3% to -25.3% (-25.3%)

	Fair Value	Valuation
September 30, 2022	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,659	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -31.7% (-9.9%)
Other real estate owned	$281	Appraisal of collateral (1)	Liquidation expenses (2)	-28.0% to -28.0% (-28.0%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2022 and September 30, 2022.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2022
Financial instruments - assets
Investment securities held to maturity	$90,630	$79,632	$—	$79,632	$—
Loans	666,080	641,727	—	—	641,727

Financial instruments - liabilities
Certificates of deposit including retirement certificates	84,412	83,345	—	83,345	—
Borrowings	29,725	28,946	—	28,946	—

September 30, 2022
Financial instruments - assets
Investment securities held-to-maturity	$91,646	$79,914	$—	$79,914	$—
Loans	619,843	592,804	—	—	592,804

Financial instruments - liabilities
Certificates of deposit	82,609	81,289	—	81,289	—
Borrowings	15,625	14,762	—	14,762	—

NOTE H – LEASES

The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842). Topic 842 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset, measured at the present value of the future minimum lease payments, at the lease commencement date.

The Company holds operating leases for five branch locations. Our leases have remaining lease terms of up to nine years, some of which include options to extend the leases for up to 10 additional years. Operating leases are recorded as ROU assets and lease liabilities and are included within Other assets and Accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

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

At December 31, 2022, the Company’s operating lease ROU assets and operating lease liabilities totaled $3.1 million and $3.4 million, respectively.

The following table presents the balance sheet information related to our leases:

	December 31,	September 30,
	2022	2022
	(Dollars in thousands)

Operating lease right-of-use asset	$3,141	$3,292
Operating lease liabilities	$3,440	$3,605
Weighted average remaining lease term in years	6.8	7.0
Weighted average discount rate	2.2%	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year (in thousands):

December 31, 2022
(In thousands)
For the Year Ending:
2023	$554
2024	747
2025	523
2026	455
2027	334
2028 and thereafter	1,199
Total lease payments	3,812
Less imputed interest	(372)
Present value of lease liabilities	$3,440

Total leases expense recorded on the Consolidated Statements of Income within Occupancy expense were $196,000 and $207,000 for the three months ended December 31, 2022 and 2021, respectively.

NOTE I - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at December 31, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$114	$—	$(10)	$104
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,805	—	(1,702)	9,103
Total securities available-for-sale	$10,919	$—	$(1,712)	$9,207
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,413	$—	$(717)	$4,696
Mortgage-backed securities - commercial	615	—	(1)	614
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	48,077	—	(7,203)	40,874
Debt securities	24,826	—	(2,234)	22,592
Private label mortgage-backed securities - residential	220	—	(14)	206
Obligations of state and political subdivisions	3,479	2	(435)	3,046
Corporate securities	8,000	—	(396)	7,604
Total securities held-to-maturity	$90,630	$2	$(11,000)	$79,632
Total investment securities	$101,549	$2	$(12,712)	$88,839

The contractual maturities of the debt securities, municipal bonds and certain information regarding to the mortgage-backed securities held-to-maturity at December 31, 2022 are summarized in the following table:

	December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$8,829	$8,643
Due after 1 but within 5 years	22,525	20,460
Due after 5 but within 10 years	4,438	3,734
Due after 10 years	513	405
Total debt securities	36,305	33,242

Mortgage-backed securities:
Residential	53,710	45,776
Commercial	615	614
Total	$90,630	$79,632

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2022	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$118	$—	$(11)	$107
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,029	—	(1,907)	9,122
Total securities available for sale	$11,147	$—	$(1,918)	$9,229
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,525	$—	$(717)	$4,808
Mortgage-backed securities - commercial	631	—	—	631
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	48,961	12	(7,548)	41,425
Debt securities	24,821	—	(2,395)	22,426
Private label mortgage-backed securities - residential	224	—	(10)	214
Obligations of state and political subdivisions	3,484	—	(638)	2,846
Corporate securities	8,000	—	(436)	7,564
Total securities held to maturity	$91,646	$12	$(11,744)	$79,914
Total investment securities	$102,793	$12	$(13,662)	$89,143

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of securities with unrealized losses at December 31, 2022 and September 30, 2022 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
December 31, 2022		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$2,306	$(138)	$2,494	$(589)	$4,800	$(727)
Mortgage-backed securities - commercial	1	613	(1)	—	—	613	(1)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	49	15,061	(2,020)	34,658	(6,885)	49,719	(8,905)
Debt securities	14	9,870	(457)	12,722	(1,777)	22,592	(2,234)
Private label mortgage-backed securities residential	1	206	(14)	—	—	206	(14)
Obligations of state and political subdivisions	6	526	(2)	2,213	(433)	2,739	(435)
Corporate securities	2	2,661	(339)	4,943	(57)	7,604	(396)
Total	79	$31,243	$(2,971)	$57,030	$(9,741)	$88,273	$(12,712)

September 30, 2022
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$2,364	$(140)	$2,551	$(588)	$4,915	$(728)
Mortgage-backed securities - commercial	1	631	—	—	—	631	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	49	21,180	(2,795)	29,088	(6,660)	50,268	(9,455)
Debt securities	14	11,664	(660)	10,763	(1,735)	22,427	(2,395)
Private label mortgage-backed securities residential	1	215	(10)	—	—	215	(10)
Obligations of state and political subdivisions	7	1,268	(181)	1,577	(457)	2,845	(638)
Corporate securities	2	2,646	(353)	4,917	(83)	7,563	(436)
Total	80	$39,968	$(4,139)	$48,896	$(9,523)	$88,864	$(13,662)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2022 and September 30, 2022.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2022	2022
	(In thousands)

One-to-four family residential	$215,263	$214,377
Commercial real estate	389,247	342,791
Construction	17,880	15,230
Home equity lines of credit	18,471	18,704
Commercial business	31,616	34,672
Other	3,260	3,130
Total loans receivable	675,737	628,904
Net deferred loan costs	(907)	(628)
Allowance for loan losses	(8,750)	(8,433)
Total loans receivable, net	$666,080	$619,843

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2022	(In thousands)

One-to-four family residential	$—	$—	$1,381	$1,381	$1,381
Commercial real estate	—	—	1,378	1,378	1,378
Construction	2,835	114	—	2,835	2,900
Commercial business	102	102	151	253	253
Total impaired loans	$2,937	$216	$2,910	$5,847	$5,912

September 30, 2022

One-to four-family residential	$—	$—	$1,512	$1,512	$1,512
Commercial real estate	—	—	1,159	1,159	1,159
Construction	2,835	114	—	2,835	2,900
Commercial business	—	—	153	153	153
Total impaired loans	$2,835	$114	$2,824	$5,659	$5,724

The average recorded investment in impaired loans was $5.8 million and $10.8 million for the three months ended December 31, 2022 and 2021, respectively. The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There was one TDR loan totaling $97,000 during the three months December 31, 2022 and there were no TDRs during the three months ended December 31, 2021.

The following tables present the average recorded investment in impaired loans and the interest income recognized on such loans for the three months ended December 31, 2022 and 2021.

Three Months
Ended December 31, 2022
(In thousands)

One-to-four family residential	$1,447
Commercial real estate	1,269
Construction	2,835
Commercial business	203
Average investment in impaired loans	$5,754

Interest income recognized on
an accrual basis on impaired loans	$36
Interest income recognized on
a cash basis on impaired loans	$—

Three Months
Ended December 31, 2021
(In thousands)

One-to-four family residential	$2,464
Commercial real estate	2,236
Construction	4,580
Commercial business	1,507
Average investment in impaired loans	$10,787

Interest income recognized on
an accrual basis on impaired loans	$48
Interest income recognized on
a cash basis on impaired loans	$—

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as severe delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Bank’s Asset Review Committee performs monthly reviews of all commercial relationships internally rated 6 (“Watch”) or worse.  Confirmation of the appropriate risk grade is performed by an external loan review company that semi-annually reviews and assesses loans within the portfolio.  Generally, the external consultant reviews commercial relationships greater than $500,000 and/or criticized relationships greater than $250,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a monthly basis.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system for the periods presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2022
One-to-four family residential	$214,067	$974	$222	$—	$215,263
Commercial real estate	388,662	197	388	—	389,247
Construction	13,310	—	4,570	—	17,880
Home equity lines of credit	18,471	—	—	—	18,471
Commercial business	31,514	102	—	—	31,616
Other	3,260	—	—	—	3,260
Total	$669,284	$1,273	$5,180	$—	$675,737

September 30, 2022
One-to-four family residential	$213,173	$980	$224	$—	$214,377
Commercial real estate	342,593	198	—	—	342,791
Construction	10,652	—	4,578	—	15,230
Home equity lines of credit	18,704	—	—	—	18,704
Commercial business	34,672	—	—	—	34,672
Other	3,130	—	—	—	3,130
Total	$622,924	$1,178	$4,802	$—	$628,904

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
December 31, 2022
One-to-four family residential	$214,955	$—	$308	$—	$308	$—	$215,263
Commercial real estate	388,676	67	116	388	571	388	389,247
Construction	15,045	—	—	2,835	2,835	2,835	17,880
Home equity lines of credit	18,471	—	—	—	—	—	18,471
Commercial business	31,514	102	—	—	102	—	31,616
Other	2,584	—	—	676	676	676	3,260
Total	$671,245	$169	$424	$3,899	$4,492	$3,899	$675,737

September 30, 2022
One-to four-family residential	$213,903	$300	$174	$—	$474	$—	$214,377
Commercial real estate	342,404	—	387	—	387	—	342,791
Construction	12,395	—	—	2,835	2,835	2,835	15,230
Home equity lines of credit	18,704	—	—	—	—	—	18,704
Commercial business	34,672	—	—	—	—	—	34,672
Other	3,130	—	—	—	—	—	3,130
Total	$625,208	$300	$561	$2,835	$3,696	$2,835	$628,904

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

The loans are segmented into classes based on their inherent varying degrees of risk, as described above. Management tracks the historical net charge-off activity by segment and utilizes this figure, as a percentage of the segment, as the general reserve percentage for pooled, homogenous loans that have not been deemed impaired. Typically, an average of losses incurred over five historical years is used.

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

The following table summarizes the ALL by loan category and the related activity for the three months ended December 31, 2022 and 2021:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance- September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	12	518	65	(7)	(109)	—	(162)	317
Balance- December 31, 2022	$1,235	$5,130	$526	$256	$1,375	$1	$227	$8,750

Balance- September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	52	—	—	—	—	—	52
Provision (credit)	(43)	(90)	130	—	83	(14)	35	101
Balance- December 31, 2021	$1,093	$3,706	$724	$232	$2,129	$1	$343	$8,228

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2022 and September 30, 2022:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - December 31, 2022	$1,235	$5,130	$526	$256	$1,375	$1	$227	$8,750
Individually evaluated for impairment	—	—	114	—	102	—	—	216
Collectively evaluated for impairment	1,235	5,130	412	256	1,273	1	227	8,534

Loans receivable:
Balance - December 31, 2022	$215,263	$389,247	$17,880	$18,471	$31,616	$3,260	$—	$675,737
Individually evaluated for impairment	1,381	1,378	2,835	—	253	—	—	5,847
Collectively evaluated for impairment	213,882	387,869	15,045	18,471	31,363	3,260	—	669,890

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2022	$1,093	$3,706	$724	$263	$2,129	$1	$343	$8,259
Individually evaluated for impairment	—	—	114	—	—	—	—	114
Collectively evaluated for impairment	1,093	3,706	610	263	2,129	1	343	8,145

Loans receivable:
Balance - September 30, 2022	$214,377	$342,791	$15,230	$18,704	$34,672	$3,130	$—	$628,904
Individually evaluated for impairment	1,512	1,159	2,835	—	153	—	—	5,659
Collectively evaluated for impairment	212,865	341,632	12,395	18,704	34,519	3,130	—	623,245

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

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three months ended December 31, 2022 there was one TDR loan totaling $387,000 that became delinquent greater than 90 days. The loan is secured by commercial real estate and was in the process of foreclosure at December 31, 2022.

There was one TDR loan during the three months ended December 31, 2022 and no TDRs during the three months ended December 31, 2021.

	Three Months Ended December 31, 2022
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$97	$107

Total	1	$97	$107

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2022	2022
	(In thousands)

Demand accounts	$188,424	$182,417
Savings accounts	76,105	81,850
NOW accounts	93,436	98,643
Money market accounts	233,706	222,214
Certificates of deposit	71,975	69,929
Retirement certificates	12,437	12,680
Total deposits	$676,083	$667,733

NOTE M – INCOME TAXES

The Company records income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns; (ii) are attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The valuation allowance is assessed by management on a quarterly basis and adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. In assessing whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, management considers projections of future taxable income, the projected periods in which current temporary differences will be deductible, the availability of carry forwards, feasible and permissible tax planning strategies and existing tax laws and regulations. The Company did not have a valuation allowance against its net deferred tax assets at December 31, 2022 or September 30, 2022.

A reconciliation of income tax between the amounts calculated based upon pre-tax income at the Company’s federal statutory rate and the amounts reflected in the consolidated statements of operations are as follows:

	For the Three Months
	Ended December 31,
	2022	2021
	(In thousands)

Income tax expense at the statutory federal tax rate of 21%	$544	$497
State tax expense	233	194
Other	3	(17)
Total income tax expense	$780	$674

The Company’s statutory income tax rate in the State of New Jersey was 9.0% for the three months ending December 31, 2022 and 2021. The State of New Jersey has imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax is set at a rate of 2.5% and is currently effective through December 31, 2023. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense for the three months ended December 31, 2022 and 2021.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of December 31, 2022, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at December 31, 2022 and September 30, 2022.

The following table presents summary information regarding these derivatives as of December 31, 2022 and September 30, 2022.

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
December 31, 2022
Classified in Other Assets:
Customer interest rate swaps	$36,833	4.9	4.95%	1 Mo. BSBY + 2.44	$2,471

Classified in Other Liabilities:
3rd Party interest rate swaps	$36,833	4.9	4.95%	1 Mo. BSBY + 2.44	$2,471

September 30, 2022
Classified in Other Assets:
Customer interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	$6,940	4.6	6.13%	1 Mo. BSBY + 3.00	$212
Total	$26,452	5.2	4.88%		$2,487

Classified in Other Liabilities:
3rd Party interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	$6,940	4.6	6.13%	1 Mo. BSBY + 3.00	$212
Total	$26,452	5.2	4.88%		$2,487

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

	December 31,	September 30,
	2022	2022
	(In thousands)

Financial instruments whose contract amounts
represent credit risk (in thousands)
Letters of credit	$740	$740
Unused lines of credit	85,702	73,825
Fixed rate loan commitments	13	2,550
Variable rate loan commitments	15,482	49,913
Totals	$101,937	$127,028

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

Deferred Income Taxes. The Company records income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns; (ii) are attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

Deferred tax assets are likely to be realized and therefore do not have a valuation allowance.

Comparison of Financial Condition at December 31, 2022 and September 30, 2022

Total Assets. Total assets increased $23.1 million, or 2.9%, to $821.6 million at December 31, 2022 compared with $798.5 million at September 30, 2022. The increase was attributable to higher balances of loans receivable, net of allowance for loan loss, partially offset by lower interest-earning deposits with banks.

Cash and interest-earning deposits with banks decreased $23.1 million, or 74.5% to $7.9 million at December 31, 2022 from $30.9 million at September 30, 2022 resulting primarily from deployment of these funds into loans receivable during the three months ended December 31, 2022.

Loans Receivable. Total loans receivable increased $46.8 million, or 7.4%, to $675.7 million at December 31, 2022 from $628.9 million for the year ended September 30, 2022. Growth occurred in commercial real estate loans, which increased $46.5 million, or 13.6%, to $389.2 million, in construction loans, which increased $2.6 million, or 17.4%, to $17.9 million, in one-to four-family residential mortgage loans (including home equity lines of credit), which increased $653,000, or 0.3%, to $233.7 million and in other consumer loans, which increased $130,000, or 4.2%, to $3.3 million. Offsetting these increases was a $3.0 million, or 8.8%, decrease in commercial business loans to $31.6 million.

Total loans receivable at December 31, 2022 were comprised of $389.2 million (57.6%) in commercial real estate loans, $215.3 million (31.9%) in one-to four-family residential mortgage loans, $31.6 million (4.7%) in commercial business loans, $17.9 million (2.6%) in construction loans, $18.5 million (2.7%) in home equity lines of credit, and $3.2 million (0.5%) in other loans. For comparison, total loans receivable at September 30, 2022 were comprised of $342.8 million (54.5%) in commercial real estate loans, $214.4 million (34.1%) in one- to four- family residential mortgage loans, $34.7 million (5.5%) in commercial business loans, $15.2 million (2.4%) in construction loans, and $21.8 million (3.5%) in home equity lines of credit and other loans.

Total non-performing loans increased $1.1 million, or 37.5%, to $3.9 million at December 31, 2022 from $2.8 million at September 30, 2022. The addition of one consumer loan secured by shares of Johnson & Johnson stock totaling $676,000 and one commercial real estate loan totaling $387,000 accounted for the increase in non-performing loans during the quarter. The ratio of non-performing loans to total loans increased to 0.58% at December 31, 2022 from 0.45% at September 30, 2022.

The allowance for loan losses increased $317,000 during the three months ended December 31, 2022 to $8.8 million. The $46.8 million increase in loans receivable as well as the increase in non-performing loans accounted for the increase in the Company’s allowance for loan loss.

The allowance for loan losses as a percentage of non-performing loans decreased to 224.4% at December 31, 2022 from 297.5% at September 30, 2022. Our allowance for loan losses as a percentage of total loans was 1.29% at December 31, 2022 compared with 1.34% at September 30, 2022. Future increases in the allowance for loan losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Investment Securities. At December 31, 2022, investment securities totaled $99.8 million, reflecting a decrease of $1.0 million, or 1.0% from $100.9 million at September 30, 2022.

The Company did not purchase or sell any new investment securities during the three months ended December 31, 2022. The Company received payments from mortgage-backed securities totaling $1.2 million during the quarter that were used to fund new loan originations. Investment securities at December 31, 2022 consisted of $63.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $24.8 million in U.S. government-sponsored enterprise debt securities, $8.0 million in corporate notes, $3.5 million in municipal bonds, and $220,000 in private-label mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the three months ended December 31, 2022.

Bank-Owned Life Insurance. The Company’s carrying value of its life insurance policies held for directors and officers of Magyar Bank increased $95,000, or 0.5%, to $17.8 million at December 31, 2022 from $17.7 million at September 30, 2022. The increase was attributable to an increase in the cash surrender value of the policies during the three months ended December 31, 2022.

Other Real Estate Owned. OREO increased $11,000, or 3.9%, to $292,000 at December 31, 2022 from capital improvements to one property in order to market it for sale. The property was under contract for sale at December 31, 2022.

Deposits. Total deposits increased $8.4 million, or 1.3%, to $676.1 million at December 31, 2022 from $667.7 million at September 30, 2022.

The increase in deposits during the three months ended December 31, 2022 occurred in money market accounts, which increased $11.5 million, or 5.2%, to $233.7 million, in non-interest bearing checking accounts, which increased $6.0 million, or 3.3%, to $188.4 million, and in certificates of deposit (including individual retirement accounts), which increased $1.8 million, or 2.2%, to $84.4 million. Partially offsetting these increases were decreases in savings accounts, which decreased $5.7 million, or 7.0%, to $76.1 million and in interest-bearing checking accounts (NOW), which decreased $5.2 million, or 5.3%, to $93.5 million. Included in the certificates of deposit were $11.4 million in brokered certificates of deposit.

Borrowed Funds. Borrowings increased $14.1 million, or 90.2%, to $29.7 million at December 31, 2022 from $15.6 million at September 30, 2022.

The Company borrowed $11.1 million in overnight advances and $3.0 million in term advances from the Federal Home Loan Bank of New York during the quarter to fund its loan originations.

Stockholders’ Equity. Stockholders’ equity increased $1.4 million, or 1.4%, to $99.9 million at December 31, 2022 from $98.5 million at September 30, 2022. The increase was due to net income of $1.8 million during the quarter, partially offset by $744,000 in dividends paid and 2,194 shares repurchased during the quarter at an average share price of $12.54. The Company’s book value per share increased to $14.82 at December 31, 2022 from $14.60 at September 30, 2022, and 6,742,934 shares were outstanding at December 31, 2022.

Average Balance Sheet for the Three Months Ended December 31, 2022 and 2021

The following table presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2022 and 2021. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$14,984	$109	2.88%	$84,088	$35	0.17%
Loans receivable, net	643,206	7,959	4.91%	579,131	6,721	4.60%
Securities
Taxable	97,121	395	1.61%	71,946	226	1.25%
Tax-exempt (1)	3,370	18	2.15%	2,198	9	1.63%
FHLBNY stock	1,613	24	6.00%	1,676	20	4.81%
Total interest-earning assets	760,294	8,505	4.44%	739,039	7,011	3.76%
Noninterest-earning assets	48,415			44,299
Total assets	$808,709			$783,338

Interest-bearing liabilities:
Savings accounts (2)	$78,263	82	0.41%	$84,542	36	0.17%
NOW accounts (3)	325,295	1,177	1.44%	263,626	140	0.21%
Time deposits (4)	79,535	215	1.07%	111,911	275	0.98%
Total interest-bearing deposits	483,093	1,474	1.21%	460,079	451	0.39%
Borrowings	19,067	136	2.83%	21,877	119	2.16%
Total interest-bearing liabilities	502,160	1,610	1.27%	481,956	570	0.47%
Noninterest-bearing liabilities	206,197			202,334
Total liabilities	708,357			684,290
Retained earnings	100,352			99,048
Total liabilities and retained earnings	$808,709			$783,338

Tax-equivalent basis adjustment		(4)			(2)
Net interest and dividend income		$6,891			$6,439
Interest rate spread			3.17%			3.29%
Net interest-earning assets	$258,134			$257,083
Net interest margin (5)			3.60%			3.46%
Average interest-earning assets to
average interest-bearing liabilities	151.40%			153.34%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and 2021

Net Income. Net income increased $117,000, or 6.9% to $1.8 million for the three-month period ended December 31, 2022 compared with net income of $1.7 million for the three-month period ended December 31, 2021. The increase was due to higher net interest and lower other expenses, partially offset by higher provision for loan loss and lower other income.

Net Interest and Dividend Income. Net interest and dividend income increased $453,000, or 7.0%, to $6.9 million for the three months ended December 31, 2022 from $6.4 million for the three months ended December 31, 2021. The increase was attributable to a 14 basis point increase in the Company’s net interest margin to 3.60% for the three months ended December 31, 2022 from 3.46% for the three months ended December 31, 2021.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 21.3%, to $8.5 million for the three months ended December 31, 2022 compared with $7.0 million for the three months ended December 31, 2021. The increase was attributable to a 68 basis point increase in the yield on interest-earning assets to 4.44% for the three months ended December 31, 2022 from 3.76% for the three months ended December 31, 2021 as well as a $21.3 million, or 2.9%, increase in the average balance of interest-earning assets. There were no Paycheck Protection Program loan fees included in interest income on loans receivable for the three months ended December 31, 2022, compared with $407,000 for the three months ended December 31, 2021.

The average balance of loans receivable, net of allowance for loan loss, increased $64.1 million to $643.2 million during the three months ended December 31, 2022 from $579.1 million during the three months ended December 31, 2021 while the yield on loans receivable increased 31 basis points to 4.91% for the three months ended December 31, 2022 from 4.60% for the three months ended December 31, 2021 due to higher market interest rates. The higher average balance and yield accounted for a $1.2 million, or 18.4%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, increased $250,000, or 93.3%, to $518,000 for the quarter ended December 31, 2022 from $268,000 for the prior year quarter. A 111 basis point increase in the yield on such assets to 1.79% for the three months ended December 31, 2022 from 0.69% for the three months ended December 31, 2021, partially offset by a $42.7 million, or 27.0%, decrease in the average balance of investment securities and interest-earning deposits to $115.5 million for the quarter ended December 31, 2022, accounted for the increase.

Interest Expense. Interest expense increased $1.0 million, or 182.5%, to $1.6 million for the three months ended December 31, 2022 from $570,000 for the three months ended December 31, 2021. The cost of interest-bearing liabilities increased 80 basis points to 1.27% for the three months ended December 31, 2022 compared with 0.47% for the three months ended December 31, 2021 resulting primarily from higher market interest rates. Between periods, the average balance of interest-bearing liabilities increased $20.2 million, or 4.2%, to $502.2 million.

The average balance of interest-bearing deposits increased $23.0 million, or 5.0%, to $483.0 million for the quarter ended December 31, 2022 from $460.0 million for the quarter ended December 31, 2021, while the average cost of such deposits increased 82 basis points to 1.21% from 0.39%. As a result, interest paid on interest-bearing deposits increased $1.0 million to $1.5 million for the three months ended December 31, 2022 compared with $451,000 for the three months ended December 31, 2021 due to higher market interest rate environment.

Interest paid on borrowings increased $17,000, or 14.3%, to $136,000 for the three months ended December 31, 2022 from $119,000 for the prior year period. The increase was the result of a 67 basis point increase in the cost of borrowings to 2.83% for the three months ended December 31, 2022 from 2.16% for the three months ended December 31, 2021, partially offset by a $2.8 million decrease in the average balance of such borrowings to $19.1 million for the quarter ended December 31, 2022 from $21.9 million for the quarter ended December 31, 2021.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

After an evaluation of these factors, management recorded a provision of $317,000 for the three months ended December 31, 2022 compared to $101,000 for the three months ended December 31, 2021. The higher provision for loan losses resulted from growth in the Company’s loan portfolio and an increase in non-performing loans during the three months ended December 31, 2022. The Company did not record any loan charge-offs or recoveries for the three months ended December 31, 2022 compared with $52,000 in net recoveries during the three months ended December 31, 2021.

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

Other Income. Other income decreased $52,000, or 8.0%, to $598,000 during the three months ended December 31, 2022 compared to $650,000 for the three months ended December 31, 2021.

Gains from the sale of Small Business Administration 7(a) loans decreased $101,000 to $180,000 for the three months ended December 31, 2022 from $281,000 for the three months ended December 31, 2021. Partially offsetting this decrease were $57,000 in interest rate swap fees received during the three months ended December 31, 2022, compared with no fees during the three months ended December 31, 2021.

Other Expenses. Other expenses decreased $38,000, or 0.8%, to $4.6 million during the three months ended December 31, 2022.

The decrease was primarily attributable to decreases in professional fees, which decreased $208,000, or 53.7%, to $179,000, due to lower legal and consulting fees related to the collection and foreclosure of non-performing loans, and OREO expenses, which decreased $18,000 to $16,000, from fewer OREO properties between periods. Offsetting the decrease was higher compensation and benefit expense, which increased $121,000, or 4.5%, to $2.8 million, due to stock award and stock option expenses related to the Company’s 2022 Equity Incentive Plan.

Income Tax Expense. The Company recorded tax expense of $780,000 on pre-tax income of $2.6 million for the three months ended December 31, 2022, compared to $674,000 on pre-tax income of $2.4 million for the three months ended December 31, 2021. The Company’s effective tax rate for the three months ended December 31, 2022 was 30.1% compared with 28.5% for the three months ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the Federal Home Loan Bank. There has been no material adverse change during the three months ended December 31, 2022 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2022, the Company had commitments outstanding under letters of credit of $740,000, commitments to originate loans of $15.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit of $85.7 million. There has been no material change during the three months ended December 31, 2022 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2022, the Bank’s Tier 1 capital as a percentage of the Bank's total assets was 11.23%, and total qualifying capital as a percentage of risk-weighted assets was 15.83%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 2,194 shares of its common stock during the three months ended December 31, 2022. Through December 31, 2022, the Company had 467,887 shares in treasury that were repurchased at an average price of $12.44 pursuant to stock repurchase plans. On December 8, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares.

The following table reports information regarding repurchases of our common stock during the three months ended December 31, 2022.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan
October 1, 2022 through October 31, 2022	1,752	$12.52	442
November 1, 2022 through November 31, 2022	442	$12.58	—
December 1, 2022 through December 31, 2022	—	$—	337,146
Total	2,194	$12.54

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2022 and September 30, 2022; (ii) the Consolidated Statements of Income for the three months ended December 31, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2022 and 2021; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 13, 2023	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 13, 2023	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer