Form 10-Q
period 2023-03-31
Magyar Bancorp, Inc.
filed 2023-05-12
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at May 1, 2023 was 6,688,790.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2023	2022
	(Unaudited)
Assets
Cash	$3,044	$2,869
Interest earning deposits with banks	22,388	28,067
Total cash and cash equivalents	25,432	30,936

Investment securities - available for sale, at fair value	9,158	9,229
Investment securities - held to maturity, at amortized cost (fair value of $79,957 and $79,914 at March 31, 2023 and September 30, 2022, respectively)	89,722	91,646
Federal Home Loan Bank of New York stock, at cost	1,936	1,447
Loans receivable, net of allowance for loan losses of $8,844 and $8,433 at March 31, 2023 and September 30, 2022, respectively	667,266	619,843
Bank owned life insurance	17,845	17,660
Accrued interest receivable	3,969	3,478
Premises and equipment, net	13,605	13,880
Other real estate owned ("OREO")	291	281
Other assets	10,633	10,143

Total assets	$839,857	$798,543

Liabilities and Stockholders' Equity
Liabilities
Deposits	$697,891	$667,733
Escrowed funds	1,550	3,407
Borrowings	25,534	15,625
Accrued interest payable	236	85
Accounts payable and other liabilities	13,481	13,191

Total liabilities	738,692	700,041

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at March 31, 2023 and September 30, 2022, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,689,790 and 6,745,128 shares outstanding at March 31, 2023 and September 30, 2022, respectively, at cost	71	71
Additional paid-in capital	64,096	63,734

Treasury stock: 521,031 and 465,693 shares at March 31, 2023 and September 30, 2022, respectively, at cost	(6,504)	(5,793)
Unearned Employee Stock Ownership Plan shares	(3,129)	(3,169)
Retained earnings	48,456	45,773
Accumulated other comprehensive loss	(1,825)	(2,114)

Total stockholders' equity	101,165	98,502

Total liabilities and stockholders' equity	$839,857	$798,543

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
	(Unaudited)
Interest and dividend income
Loans, including fees	$8,618	$6,543	$16,577	$13,263
Investment securities
Taxable	512	334	1,015	594
Tax-exempt	14	8	29	16
Federal Home Loan Bank of New York stock	30	18	55	39
Total interest and dividend income	9,174	6,903	17,676	13,912

Interest expense
Deposits	2,009	415	3,483	867
Borrowings	219	111	355	230
Total interest expense	2,228	526	3,838	1,097
Net interest and dividend income	6,946	6,377	13,838	12,815
Provision for loan losses	195	71	513	171
Net interest and dividend income after provision for loan losses	6,751	6,306	13,325	12,644

Other income
Service charges	320	319	565	575
Income on bank owned life insurance	90	93	185	181
Interest rate swap fees	—	—	57	—
Other operating income	20	21	41	46
Gains on sales of loans	201	139	381	420
Total other income	631	572	1,229	1,222

Other expenses
Compensation and employee benefits	2,983	2,694	5,806	5,395
Occupancy expenses	792	765	1,552	1,505
Professional fees	205	270	384	658
Data processing expenses	149	139	295	273
Marketing and business development	117	84	243	209
OREO expenses	8	14	25	48
FDIC deposit insurance premiums	94	49	148	106
Loan servicing expenses	40	38	71	83
Other expenses	408	456	855	853
Total other expenses	4,796	4,509	9,379	9,130
Income before income tax expense	2,586	2,369	5,175	4,736
Income tax expense	790	690	1,569	1,364
Net income	$1,796	1,679	$3,606	3,372

Earnings per share - basic	$0.28	$0.25	$0.56	$0.50
Earnings per share - diluted	$0.28	$0.25	$0.56	$0.50
Weighted average shares outstanding - basic	6,431,471	6,796,566	6,431,109	6,796,598
Weighted average shares outstanding - diluted	6,432,052	6,796,566	6,432,742	6,796,598

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
	(Unaudited)
Net income	$1,796	$1,679	$3,606	$3,372
Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	177	(742)	384	(795)
Deferred income tax effect	(44)	183	(95)	196
Total other comprehensive income (loss)	$133	$(559)	$289	$(599)
Total comprehensive income	$1,929	$1,120	$3,895	$2,773

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Six Months Ended March 31, 2023 and 2022

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2022	6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502
Net income	—	—	—	—	—	1,810	—	1,810
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(744)	—	(744)
Other comprehensive income	—	—	—	—	—	—	156	156
ESOP shares allocated	—	—	17	—	24	—	—	41
Purchase of treasury stock	(2,194)	—	—	(27)	—	—	—	(27)
Stock-based compensation expense	—	—	180	—	—	—	—	180
Balance, December 31, 2022	6,742,934	$71	$63,931	$(5,820)	$(3,145)	$46,839	$(1,958)	$99,918
Net income	—	—	—	—	—	1,796	—	1,796
Dividends paid on common stock ($0.03 per share)	—	—	—	—	—	(179)	—	(179)
Other comprehensive income	—	—	—	—	—	—	133	133
Treasury stock used for restricted stock plan	1,000	—	(13)	13	—	—	—	—
ESOP shares allocated	—	—	17	—	16	—	—	33
Purchase of treasury stock	(54,144)	—	—	(697)	—	—	—	(697)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, March 31, 2023	6,689,790	$71	$64,096	$(6,504)	$(3,129)	$48,456	$(1,825)	$101,165

The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641
Net income	—	—	—	—	—	1,693	—	1,693
Dividends paid on common stock ($0.12 per share)	—	—	—	—	—	(814)	—	(814)
Other comprehensive income	—	—	—	—	—	—	(40)	(40)
Common stock acquired by ESOP	—	—	—	—	(98)	—	—	(98)
ESOP shares allocated	—	—	(32)	—	93	—	—	61
Balance, December 31, 2021	7,097,825	$71	$63,681	$(1,242)	$(3,240)	$40,160	$(987)	$98,443
Net income	—	—	—	—	—	1,679	—	1,679
Dividends paid on common stock ($0.03 per share)						(205)		(205)
Other comprehensive income	—	—	—	—	—	—	(559)	(559)
ESOP shares allocated	—	—	16	—	24	—	—	40
Balance, March 31, 2022	$7,097,825	$71	$63,697	$(1,242)	$(3,216)	$41,634	$(1,546)	$99,398

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2023	2022
	(Unaudited)
Operating activities
Net income	$3,606	$3,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	415	417
Premium amortization on investment securities, net	80	104
Provision for loan losses	513	171
Originations of SBA loans held for sale	(3,887)	(3,591)
Proceeds from the sales of SBA loans	4,268	4,011
Gains on sale of SBA loans	(381)	(420)
ESOP compensation expense	74	101
Stock-based compensation expense	341	—
Deferred income tax (benefit) expense	(357)	85
Increase in accrued interest receivable	(491)	(49)
Increase in surrender value of bank owned life insurance	(185)	(181)
Increase in other assets	(227)	(845)
Increase (decrease) in accrued interest payable	151	(12)
Increase (decrease) in accounts payable and other liabilities	290	(416)
Net cash provided by operating activities	4,210	2,747

Investing activities
Net increase in loans receivable	(40,845)	(24,283)
Purchases of loans receivable	(7,091)	—
Purchases of investment securities held to maturity	—	(29,297)
Principal repayments on investment securities held to maturity	1,878	2,595
Principal repayments on investment securities available for sale	421	1,103
Purchases of bank owned life insurance	—	(3,000)
Purchases of premises and equipment	(140)	(161)
Investment in other real estate owned	(11)	(12)
(Purchase) redemption of Federal Home Loan Bank stock	(489)	177
Net cash used in investing activities	(46,277)	(52,878)

Financing activities
Net increase in deposits	30,158	35,435
Purchase of common stock for ESOP	—	(98)
Net (decrease) increase in escrowed funds	(1,857)	117
Proceeds from long-term advances	13,000	—
Repayments of long-term advances	(3,091)	(4,206)
Cash dividends paid on common stock	(923)	(1,019)
Purchase of treasury stock	(724)	—
Net cash provided by financing activities	36,563	30,229
Net decrease in cash and cash equivalents	(5,504)	(19,902)
Cash and cash equivalents, beginning of year	30,936	75,201

Cash and cash equivalents, end of year	$25,432	$55,299

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,687	$1,108
Income taxes	$1,850	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited

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

Operating results for the six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The September 30, 2022 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of available-for-sale investment securities, the valuation of other real estate owned (“OREO”), and the assessment of realizability of deferred income tax assets.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended March 31, 2023 and 2022. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$1,796	$1,679	$3,606	$3,372
Weighted average shares outstanding - basic	6,431,471	6,796,566	6,431,109	6,796,598
Weighted average shares outstanding - diluted	6,432,052	6,796,566	6,432,742	6,796,598
Earnings per share - basic	$0.28	$0.25	$0.56	$0.50
Earnings per share - diluted	$0.28	$0.25	$0.56	$0.50

Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 156,400 shares of restricted shares at a weighted average price of $12.63 were outstanding at March 31, 2023. There were no outstanding stock awards or options to purchase common stock at March 31, 2022.

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

On August 25, 2022, the Company adopted the 2022 Equity Compensation Plan which provided for grants of up to 547,400 shares to be allocated between incentive and non-qualified stock options and restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At March 31, 2023, 293,200 options and 156,400 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2022	293,200	$12.58	10.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at March 31, 2023	293,200	$12.58	9.5	$—

Exercisable at March 31, 2023	—	$—	—	$—

The following is a summary of the status of the Company’s non-vested restricted shares for the six months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2022	156,400	12.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2023	156,400	$12.63

Stock option and stock award expenses included with compensation expense were $132,000 and $209,000, respectively, for the six months ended March 31, 2023. There was no stock option or stock award expense for the six months ended March 31, 2022. The Company had no other stock-based compensation plans as of March 31, 2023 except as disclosed below.

On December 8, 2022, the Company announced the completion of its third stock repurchase program, under which 354,891 shares had been repurchased at an average price of $12.90. The Company also announced the authorization of an additional stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares, under which 54,144 shares had been repurchased at an average price of $12.87. Under this stock repurchase program, 283,002 shares of the 337,146 shares authorized remained available for repurchase as of March 31, 2023. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 522,031 at March 31, 2023. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

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

In connection with the Company’s second-step stock offering during its fiscal year ending September 30, 2021, the ESOP trustees purchased 312,800 shares of the Company’s common stock for $3.4 million, reflecting an average cost per share of $10.77. The ESOP loan bears a variable interest rate that adjusts annually to Prime Rate (7.50% on January 1, 2023) with principal and interest payable annually in equal installments over thirty years.

At March 31, 2023, ESOP shares allocated to participants totaled 22,487. Unallocated ESOP shares held in suspense totaled 290,313 at March 31, 2023 and the aggregate fair value was $3.1 million. The Company's contribution expense for the ESOP was $74,000 and $99,000 for the six months ended March 31, 2023 and 2022, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The Company recorded no reclassification adjustments during the three and six month periods ending March 31, 2023. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2023			2022
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$177	$(44)	$133	$(742)	$183	$(559)
Other comprehensive income (loss), net	$177	$(44)	$133	$(742)	$183	$(559)

	Six Months Ended March 31,
	2023			2022
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$384	$(95)	$289	$(795)	$196	$(599)
Other comprehensive income (loss), net	$384	$(95)	$289	$(795)	$196	$(599)

NOTE G – FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The securities available-for-sale and the Company’s derivative assets and liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights, loans receivable and OREO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Securities available-for-sale

The securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The securities available-for-sale portfolio consists of U.S government-sponsored mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. An independent pricing service provides the Company with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities in the Company’s portfolio. Various modeling techniques are used to determine pricing for Company’s mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

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

March 31, 2023	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$104	$—	$104	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,054	—	9,054	—
Total securities available for sale	$9,158	$—	$9,158	$—
Derivative assets	2,206	—	2,206	—
Total assets	$11,364	$—	$11,364	$—

Liabilities:
Derivative liabilities	$2,206	$—	$2,206	$—
Total Liabilities	$2,206	$—	$2,206	$—

September 30, 2022
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$107	$—	$107	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	9,122	—	9,122	—
Total securities available for sale	$9,229	$—	$9,229	$—
Derivative assets	2,487	—	2,487	—
Total assets	$11,716	$—	$11,716	$—

Liabilities:
Derivative liabilities	$2,487	$—	$2,487	$—
Total Liabilities	$2,487	$—	$2,487	$—

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2023 and September 30, 2022.

March 31, 2023	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$2,835	$—	$—	$2,835
Total	$2,835	$—	$—	$2,835

September 30, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$5,659	$—	$—	$5,659
Total	$5,659	$—	$—	$5,659

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
March 31, 2023	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,835	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -12.0% (-6.0%)

	Fair Value	Valuation
September 30, 2022	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,659	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -31.7% (-9.9%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2023 and September 30, 2022.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2023
Financial instruments - assets
Investment securities held to maturity	$89,722	$79,957	$—	$79,957	$—
Loans	667,266	640,741	—	—	640,741

Financial instruments - liabilities
Certificates of deposit including retirement certificates	89,720	89,026	—	89,026	—
Borrowings	25,534	24,914	—	24,914	—

September 30, 2022
Financial instruments - assets
Investment securities held-to-maturity	$91,646	$79,914	$—	$79,914	$—
Loans	619,843	592,804	—	—	592,804

Financial instruments - liabilities
Certificates of deposit	82,609	81,289	—	81,289	—
Borrowings	15,625	14,762	—	14,762	—

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at March 31, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2023	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$112	$—	$(8)	$104
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities - residential	10,580	1	(1,527)	9,054
Total securities available-for-sale	$10,692	$1	$(1,535)	$9,158
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,300	$—	$(643)	$4,657
Mortgage-backed securities - commercial	599	—	(2)	597
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	47,302	—	(6,528)	40,774
Debt securities	24,830	—	(1,864)	22,966
Private label mortgage-backed securities - residential	216	—	(17)	199
Obligations of state and political subdivisions	3,475	17	(332)	3,160
Corporate securities	8,000	—	(396)	7,604
Total securities held-to-maturity	$89,722	$17	$(9,782)	$79,957
Total investment securities	$100,414	$18	$(11,317)	$89,115

The contractual maturities of the debt securities, municipal bonds and certain information regarding to the mortgage-backed securities available-for-sale at March 31, 2023 are summarized in the following table:

March 31, 2023
	Amortized	Fair
	Cost	Value
(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	10,692	9,158
Commercial	—	—
Total	$10,692	$9,158

The contractual maturities of the debt securities, municipal bonds and certain information regarding to the mortgage-backed securities held-to-maturity at March 31, 2023 are summarized in the following table:

	March 31, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$10,831	$10,623
Due after 1 but within 5 years	20,527	18,833
Due after 5 but within 10 years	4,435	3,846
Due after 10 years	512	428
Total debt securities	36,305	33,730

Mortgage-backed securities:
Residential	52,818	45,630
Commercial	599	597
Total	$89,722	$79,957

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

As of March 31, 2023 investment securities having an estimated fair value of approximately $49.5 million were pledged to secure public deposits.

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of securities with unrealized losses at March 31, 2023 and September 30, 2022 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
March 31, 2023		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$2,201	$(118)	$2,560	$(533)	$4,761	$(651)
Mortgage-backed securities - commercial	1	597	(2)	—	—	597	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	49	3,405	(162)	46,185	(7,893)	49,590	(8,055)
Debt securities	14	—	—	22,966	(1,864)	22,966	(1,864)
Private label mortgage-backed securities residential	1	—	—	199	(17)	199	(17)
Obligations of state and political subdivisions	5	—	—	2,310	(332)	2,310	(332)
Corporate securities	2	—	—	7,604	(396)	7,604	(396)
Total	78	$6,203	$(282)	$81,824	$(11,035)	$88,027	$(11,317)

September 30, 2022
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$2,364	$(140)	$2,551	$(588)	$4,915	$(728)
Mortgage-backed securities - commercial	1	631	—	—	—	631	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	49	21,180	(2,795)	29,088	(6,660)	50,268	(9,455)
Debt securities	14	11,664	(660)	10,763	(1,735)	22,427	(2,395)
Private label mortgage-backed securities residential	1	215	(10)	—	—	215	(10)
Obligations of state and political subdivisions	7	1,268	(181)	1,577	(457)	2,845	(638)
Corporate securities	2	2,646	(353)	4,917	(83)	7,563	(436)
Total	80	$39,968	$(4,139)	$48,896	$(9,523)	$88,864	$(13,662)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2023 and September 30, 2022.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2023	2022
	(In thousands)

One-to-four family residential	$223,030	$214,377
Commercial real estate	392,246	342,791
Construction	19,456	15,230
Home equity lines of credit	17,633	18,704
Commercial business	21,997	34,672
Other	2,568	3,130
Total loans receivable	676,930	628,904
Net deferred loan costs	(820)	(628)
Allowance for loan losses	(8,844)	(8,433)
Total loans receivable, net	$667,266	$619,843

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: first lien, amortizing term loans, and the combination of second lien amortizing term loans and home equity lines of credit. The commercial loan segment is further disaggregated into three classes: loans secured by multifamily structures, loans secured by owner-occupied commercial structures, and loans secured by non-owner occupied nonresidential properties. The construction loan segment consists primarily of developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan. The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists primarily of revolving lines of credit. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2023	(In thousands)

One-to-four family residential	$—	$—	$1,766	$1,766	$1,766
Commercial real estate	—	—	1,145	1,145	1,145
Construction	—	—	2,835	2,835	2,900
Commercial business	386	386	150	536	536
Total impaired loans	$386	$386	$5,896	$6,282	$6,347

September 30, 2022

One-to four-family residential	$—	$—	$1,512	$1,512	$1,512
Commercial real estate	—	—	1,159	1,159	1,159
Construction	2,835	114	—	2,835	2,900
Commercial business	—	—	153	153	153
Total impaired loans	$2,835	$114	$2,824	$5,659	$5,724

The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There was one TDR loan totaling $107,000 during the six months ended March 31, 2023 and there were no TDRs during the six months ended March 31, 2022.

The following tables present the average recorded investment in impaired loans and the interest income recognized on impaired loans for the three and six months ended March 31, 2023 and 2022.

	Three Months	Six Months
	Ended March 31, 2023	Ended March 31, 2023
	(In thousands)

One-to-four family residential	$1,574	$1,553
Commercial real estate	1,262	1,227
Construction	2,835	2,835
Commercial business	395	314
Average investment in impaired loans	$6,066	$5,929

Interest income recognized on an accrual basis on impaired loans	$36	$71

	Three Months	Six Months
	Ended March 31, 2022	Ended March 31, 2022
	(In thousands)

One-to-four family residential	$1,877	$2,155
Commercial real estate	1,690	1,883
Construction	4,580	4,580
Commercial business	1,505	1,506
Average investment in impaired loans	$9,652	$10,124

Interest income recognized on an accrual basis on impaired loans	$45	$93

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as severe delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s Asset Review Committee performs monthly reviews of all commercial relationships internally rated 6 (“Watch”) or worse.  Confirmation of the appropriate risk grade is performed by an external loan review company that semi-annually reviews and assesses loans within the portfolio.  Generally, the external consultant reviews commercial relationships greater than $500,000 and/or criticized relationships greater than $250,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a monthly basis.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system for the periods presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2023
One-to-four family residential	$221,670	$968	$392	$—	$223,030
Commercial real estate	391,662	196	388	—	392,246
Construction	14,894	—	4,562	—	19,456
Home equity lines of credit	17,633	—	—	—	17,633
Commercial business	21,611	386	—	—	21,997
Other	2,568	—	—	—	2,568
Total	$670,038	$1,550	$5,342	$—	$676,930

September 30, 2022
One-to-four family residential	$213,173	$980	$224	$—	$214,377
Commercial real estate	342,593	198	—	—	342,791
Construction	10,652	—	4,578	—	15,230
Home equity lines of credit	18,704	—	—	—	18,704
Commercial business	34,672	—	—	—	34,672
Other	3,130	—	—	—	3,130
Total	$622,924	$1,178	$4,802	$—	$628,904

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
March 31, 2023
One-to-four family residential	$222,187	$537	$134	$172	$843	$172	$223,030
Commercial real estate	388,979	2,879	—	388	3,267	388	392,246
Construction	16,621	—	—	2,835	2,835	2,835	19,456
Home equity lines of credit	17,633	—	—	—	—	—	17,633
Commercial business	21,611	—	386	—	386	—	21,997
Other	2,568	—	—	—	—	—	2,568
Total	$669,599	$3,416	$520	$3,395	$7,331	$3,395	$676,930

September 30, 2022
One-to four-family residential	$213,903	$300	$174	$—	$474	$—	$214,377
Commercial real estate	342,404	—	387	—	387	—	342,791
Construction	12,395	—	—	2,835	2,835	2,835	15,230
Home equity lines of credit	18,704	—	—	—	—	—	18,704
Commercial business	34,672	—	—	—	—	—	34,672
Other	3,130	—	—	—	—	—	3,130
Total	$625,208	$300	$561	$2,835	$3,696	$2,835	$628,904

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

The Company’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.

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

The following table summarizes the ALL by loan category and the related activity for the six months ended March 31, 2023 and 2022:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance- September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	12	518	65	(7)	(109)	—	(162)	317
Balance- December 31, 2022	$1,235	$5,130	$526	$256	$1,375	$1	$227	$8,750
Charge-offs	—	—	—	—	(102)	—	—	(102)
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	34	280	(58)	(10)	62	—	(113)	195
Balance- March 31, 2023	$1,270	$5,410	$468	$246	$1,335	$1	$114	$8,844

Balance- September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	53	—	—	—	—	—	53
Provision (credit)	(43)	(90)	130	—	83	(14)	35	100
Balance- December 31, 2021	$1,093	$3,706	$724	$232	$2,129	$1	$343	$8,228
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	19	376	79	(12)	(290)	1	(102)	71
Balance- March 31, 2022	$1,113	$4,082	$803	$220	$1,839	$2	$241	$8,300

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2023 and September 30, 2022:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - March 31, 2023	$1,270	$5,410	$468	$246	$1,335	$1	$114	$8,844
Individually evaluated for impairment	—	—	—	—	386	—	—	386
Collectively evaluated for impairment	1,270	5,410	468	246	949	1	114	8,458

Loans receivable:
Balance - March 31, 2023	$223,030	$392,246	$19,456	$17,633	$21,997	$2,568	$—	$676,930
Individually evaluated for impairment	1,766	1,145	2,835	—	536	—	—	6,282
Collectively evaluated for impairment	221,264	391,101	16,621	17,633	21,461	2,568	—	670,648

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Individually evaluated for impairment	—	—	114	—	—	—	—	114
Collectively evaluated for impairment	1,223	4,612	347	263	1,484	1	389	8,319

Loans receivable:
Balance - September 30, 2022	$214,377	$342,791	$15,230	$18,704	$34,672	$3,130	$—	$628,904
Individually evaluated for impairment	1,512	1,159	2,835	—	153	—	—	5,659
Collectively evaluated for impairment	212,865	341,632	12,395	18,704	34,519	3,130	—	623,245

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

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred within twelve months of the restructure. The Company did not have any TDRs default during the three or six months ended March 31, 2023.

During the six months ended March 31, 2023 there was one new TDR loan totaling $107,000 and there were no new TDRs during the six months ended March 31, 2022. Information on the new TDR is summarized as follows:

	Six Months Ended March 31, 2023
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$97	$107

Total	1	$97	$107

There no residential mortgage loans in the process of foreclosure at March 31, 2023 and September 30, 2022.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2023	2022
	(In thousands)

Demand accounts	$198,031	$182,417
Savings accounts	72,416	81,850
NOW accounts	95,322	98,643
Money market accounts	242,402	222,214
Certificates of deposit	77,463	69,929
Retirement certificates	12,257	12,680
Total deposits	$697,891	$667,733

Included in Company’s deposits at March 31, 2023 were $11.4 million in brokered certificates of deposits and $13.6 million in certificate of deposits through a national deposit listing service. At September 30, 2022 the Company had $6.0 million in brokered certificates of deposits and $14.6 million in certificate of deposits obtained from a national deposit listing service.

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a denomination of $250,000 or more was approximately $399.8 million at March 31, 2023 compared with $399.9 million at September 30, 2022.

The aggregate amount of deposit accounts of State and local municipalities was $201.6 million at March 31, 2023 compared with $140.6 million at September 30, 2022. The largest municipal depositor held $101.4 million at March 31, 2023 compared with $50.6 million at September 30, 2022. State and local municipality deposits in excess of $250,000 are collateralized by investment securities and municipal lines of credit with the Federal Home Loan Bank of New York (FHLBNY”).

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of March 31, 2023, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at March 31, 2023 and September 30, 2022.

The following table presents summary information regarding these derivatives as of March 31, 2023 and September 30, 2022.

	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
March 31, 2023
Classified in Other Assets:
Customer interest rate swaps	$36,565	4.7	4.95%	1 Mo. BSBY + 2.44	$2,206
Total	$36,565	4.7	4.95%		$2,206

Classified in Other Liabilities:
3rd Party interest rate swaps	$36,565	4.7	4.95%	1 Mo. BSBY + 2.44	$2,206
Total	$36,565	4.7	4.95%		$2,206

September 30, 2022
Classified in Other Assets:
Customer interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	$6,940	4.6	6.13%	1 Mo. BSBY + 3.00	$212
Total	$26,452	5.2	4.88%		$2,487

Classified in Other Liabilities:
3rd Party interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	$6,940	4.6	6.13%	1 Mo. BSBY + 3.00	$212
Total	$26,452	5.2	4.88%		$2,487

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

	March 31,	September 30,
	2023	2022
	(In thousands)

Financial instruments whose contract amounts represent credit risk (in thousands)
Letters of credit	$939	$740
Unused lines of credit	94,762	73,825
Fixed rate loan commitments	670	2,550
Variable rate loan commitments	23,876	49,913

Totals	$120,247	$127,028

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Critical accounting policies may involve complex subjective decisions or assessments. Please refer to the Company’s Form 10-K for the Company’s critical accounting policies. There were no significant changes to the Company’s critical accounting policies during the six months ended March 31, 2023.

Comparison of Financial Condition at March 31, 2023 and September 30, 2022

Total Assets. Total assets increased $41.3 million, or 5.2%, to $839.9 million at March 31, 2023 from $798.5 million at September 30, 2022. The increase was attributable to higher balances of loans receivable, net of allowance for loan loss, partially offset by lower interest-earning deposits with banks and investment securities.

Cash and Interest-Earning Deposits. Cash and interest-earning deposits with banks decreased $5.5 million, or 17.8% to $25.4 million at March 31, 2023 from $30.9 million at September 30, 2022 resulting primarily from deployment of these funds into loans receivable during the six months ended March 31, 2023.

Investment Securities. At March 31, 2023, investment securities decreased $2.0 million, or 2.0%, to $98.9 million from $100.9 million at September 30, 2022.

The Company did not purchase or sell any investment securities during the six months ended March 31, 2023. The decrease resulted from payments from mortgage-backed securities totaling $2.3 million during the six months ended March 31, 2023 that were used to fund new loan originations. Investment securities at March 31, 2023 consisted of $62.4 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $24.8 million in U.S. government-sponsored enterprise debt securities, $8.0 million in corporate notes, $3.5 million in municipal bonds, and $216,000 in private-label mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the six months ended March 31, 2023.

Loans Receivable. Total loans receivable increased $48.0 million, or 7.6%, to $676.9 million at March 31, 2023 from $628.9 million at September 30, 2022. The increase in total loans receivable during the six months ended March 31, 2023 occurred in commercial real estate loans, which increased $49.5 million, or 14.4%, to $392.2 million, one-to four-family residential mortgage loans (including home equity lines of credit), which increased $7.6 million, or 3.3%, to $240.7 million, and in construction loans, which increased $4.2 million, or 27.7%, to $19.5 million. Partially offsetting these increases were commercial business loans, which decreased $12.7 million, or 36.6%, to $22.0 million and other loans, which decreased $562,000, or 18.0%, to $2.6 million during the six months period.

Total loans receivable at March 31, 2023 were comprised of $392.2 million (58.0%) in commercial real estate loans, $223.0 million (32.9%) in one-to four-family residential mortgage loans, $22.0 million (3.2%) in commercial business loans, $19.5 million (2.9%) in construction loans, $17.6 million (2.6%) in home equity lines of credit, and $2.6 million (0.4%) in other loans. For comparison, total loans receivable at September 30, 2022 were comprised of $342.8 million (54.5%) in commercial real estate loans, $214.4 million (34.1%) in one- to four- family residential mortgage loans, $34.7 million (5.5%) in commercial business loans, $15.2 million (2.4%) in construction loans, and $21.8 million (3.5%) in home equity lines of credit and other loans.

Total non-performing loans increased $560,000, or 19.8%, to $3.4 million at March 31, 2023 from $2.8 million at September 30, 2022. The addition of one commercial real estate loan totaling $388,000 and one residential mortgage loans totaling $172,000 accounted for the increase in non-performing loans during the six months ended March 31, 2023. The ratio of non-performing loans to total loans increased to 0.50% at March 31, 2023 from 0.45% at September 30, 2022.

The allowance for loan losses increased $411,000 during the six months ended March 31, 2023 to $8.8 million. Growth in the Company’s loan portfolio and an increase in delinquent and non-performing loans accounted for the increase in the Company’s allowance for loan loss.

The allowance for loan losses as a percentage of non-performing loans decreased to 260.5% at March 31, 2023 from 297.5% at September 30, 2022. Our allowance for loan losses as a percentage of total loans was 1.31% at March 31, 2023 compared with 1.34% at September 30, 2022. Future increases in the allowance for loan losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment as well as our adoption of ASU 2016-13.

Bank-Owned Life Insurance. The Company’s carrying value of its life insurance policies held for directors and officers of Magyar Bank increased $185,000, or 1.0%, to $17.8 million at March 31, 2023 from $17.7 million at September 30, 2022. The increase was attributable to an increase in the cash surrender value of the policies during the six months ended March 31, 2023.

Other Real Estate Owned. Other real estate owned increased $10,000, or 3.6%, to $291,000 at March 31, 2023 from capital improvements to one property in order to market it for sale. The property was under contract for sale at March 31, 2023.

Deposits. Total deposits increased $30.2 million, or 4.5%, to $697.9 million at March 31, 2023 from $667.7 million at September 30, 2022. The increase in deposits during the six months ended March 31, 2023 occurred in money market accounts, which increased $20.2 million, or 9.1%, to $242.4 million, in non-interest bearing checking accounts, which increased $15.6 million, or 8.6%, to $198.0 million, and in certificates of deposit (including individual retirement accounts), which increased $7.1 million, or 8.6%, to $89.7 million. Partially offsetting these increases were decreases in savings accounts, which decreased $9.4 million, or 11.5%, to $72.4 million and in interest-bearing checking accounts (NOW), which decreased $3.3 million, or 3.4%, to $95.3 million. Included in the Company’s total deposits was an estimated $101.4 million that exceeded the Federal Deposit Insurance Corporation’s insurance coverage limit of $250,000.

The aggregate amount of deposit accounts of State and local municipalities was $201.6 million at March 31, 2023 compared with $140.6 million at September 30, 2022. The aggregate deposits of the Company’s largest municipal depositor was $101.4 million at March 31, 2023 compared with $50.6 million at September 30, 2022. State and local municipality deposits in excess of the $250,000 FDIC insurance limit are collateralized by investment securities and municipal lines of credit with the FHLBNY.

Borrowed Funds. Borrowings increased $9.9 million, or 63.4%, to $25.5 million at March 31, 2023 from $15.6 million at September 30, 2022. The Company borrowed $13.0 million in term advances and repaid $3.1 million in matured advances from the FHLBNY during the six months period to fund the growth in loans receivable.

Stockholders’ Equity. Stockholders’ equity increased $2.7 million, or 2.7%, to $101.2 million at March 31, 2023 from $98.5 million at September 30, 2022. The increase was due to the Company’s results from operations, partially offset by $923,000 in dividends paid and 56,338 shares repurchased during the six months ended March 31, 2023 at a weighted average share price of $12.86. The Company’s book value per share increased to $15.12 at March 31, 2023 from $14.60 at September 30, 2022, based on the 6,688,790 shares that were outstanding at March 31, 2023.

Average Balance Sheet for the Three and Six Months Ended March 31, 2023 and 2022

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2023 and 2022. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$11,527	$110	3.87%	$72,144	$35	0.19%
Loans receivable, net (1)	666,301	8,618	5.25%	585,199	6,543	4.44%
Securities
Taxable	96,158	402	1.69%	88,835	299	1.33%
Tax-exempt (2)	3,370	18	2.20%	2,550	10	1.67%
FHLBNY stock	1,967	30	6.29%	1,612	18	4.53%
Total interest-earning assets	779,323	9,178	4.78%	750,340	6,905	3.65%
Noninterest-earning assets	48,256			45,700
Total assets	$827,579			$796,040

Interest-bearing liabilities:
Savings accounts (3)	$74,439	90	0.49%	$87,494	37	0.17%
NOW accounts (4)	328,023	1,563	1.93%	288,921	145	0.20%
Time deposits (5)	87,747	356	1.65%	95,904	233	0.97%
Total interest-bearing deposits	490,209	2,009	1.66%	472,319	415	0.35%
Borrowings	26,595	219	3.34%	20,277	111	2.17%
Total interest-bearing liabilities	516,804	2,228	1.75%	492,596	526	0.42%
Noninterest-bearing liabilities	211,245			205,216
Total liabilities	728,049			697,812
Retained earnings	99,530			98,228
Total liabilities and retained earnings	$827,579			$796,040

Tax-equivalent basis adjustment		(4)			(2)
Net interest and dividend income		$6,946			$6,377
Interest rate spread			3.03%			3.23%
Net interest-earning assets	$262,519			$257,744
Net interest margin (6)			3.61%			3.37%
Average interest-earning assets to average interest-bearing liabilities	150.80%			152.32%

(1)    Includes balance of loans on non-accrual.

(2)    Calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

	Six Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$13,274	$219	3.31%	$78,182	$71	0.18%
Loans receivable, net (1)	654,558	16,577	5.08%	582,108	13,263	4.57%
Securities
Taxable	96,645	796	1.65%	80,298	523	1.31%
Tax-exempt (1)	3,370	36	2.17%	2,372	20	1.67%
FHLBNY stock	1,788	55	6.15%	1,645	39	4.72%
Total interest-earning assets	769,635	17,683	4.61%	744,605	13,916	3.75%
Noninterest-earning assets	48,337			44,991
Total assets	$817,972			$789,596

Interest-bearing liabilities:
Savings accounts (2)	$76,372	$171	0.45%	$86,001	$73	0.17%
NOW accounts (3)	326,644	2,741	1.68%	276,135	285	0.21%
Time deposits (4)	83,596	571	1.37%	103,995	509	0.98%
Total interest-bearing deposits	486,612	3,483	1.44%	466,131	867	0.37%
Borrowings	22,790	355	3.12%	21,086	230	2.19%
Total interest-bearing liabilities	509,402	3,838	1.51%	487,217	1,097	0.45%
Noninterest-bearing liabilities	206,822			202,050
Total liabilities	716,224			689,267
Retained earnings	101,748			100,329
Total liabilities and retained earnings	$817,972			$789,596

Tax-equivalent basis adjustment		(7)			(4)
Net interest and dividend income		$13,838			$12,815
Interest rate spread			3.10%			3.30%
Net interest-earning assets	$260,233			$257,388
Net interest margin (5)			3.61%			3.45%
Average interest-earning assets to average interest-bearing liabilities	151.09%			152.83%

(1)    Includes balance of loans on non-accrual.

(2)    Calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

Net Income. Net income increased $117,000, or 7.0% to $1.8 million for the three-month period ended March 31, 2023 compared with net income of $1.7 million for the three month period ended March 31, 2022. The increase was due to higher net interest and dividend income and other income, partially offset by higher provision for loan loss and higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $569,000, or 8.9%, to $6.9 million for the three months ended March 31, 2023 from $6.4 million for the three months ended March 31, 2022. The increase was attributable to a 24 basis point increase in the Company’s net interest margin to 3.61% for the three months ended March 31, 2023 from 3.37% for the three months ended March 31, 2022, as well as an $81.1 million increase in the average balance of loans receivable, net allowance for loan loss between the periods.

Interest and Dividend Income. Interest and dividend income increased $2.3 million, or 32.9%, to $9.2 million for the three months ended March 31, 2023 compared with $6.9 million for the three months ended March 31, 2022. The increase was attributable to a 113 basis point increase in the yield on interest-earning assets to 4.78% for the three months ended March 31, 2023 from 3.65% for the three months ended March 31, 2022 as well as a $29.0 million, or 3.9%, increase in the average balance of interest-earning assets to $779.3 million from $750.3 million. Higher balances of higher yielding loans receivable funded by lower yielding interest-earning deposits with the Federal Reserve Bank as well as higher market interest rates contributed to the increase in the Company’s interest and dividend income between periods. Partially offsetting the increases were no Paycheck Protection Program loan fees included in interest income on loans receivable for the three months ended March 31, 2023, compared with $322,000 for the three months ended March 31, 2022.

The average interest earned on loans receivable, net of allowance for loan loss, increased $2.1 million, or 31.7%, to $8.6 million for the three months ended March 31, 2023 from $6.5 million for the same period prior year. The increase resulted from an 81 basis point increase in the yield on interest-earning assets to 5.25% for the three months ended March 31, 2023 from 4.44% for the three months ended March 31, 2022 as well as an $81.1 million, or 13.9%, increase in the average balance of loans receivable to $666.3 million during the three months ended March 31, 2023 from $585.2 million during the three months ended March 31, 2022.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, increased $184,000, or 53.8%, to $526,000 for the three months ended March 31, 2023 from $342,000 for the three months ended March 31, 2022. The increase was attributable to a 110 basis point increase in the yield on such assets to 1.93% for the three months ended March 31, 2023 from 0.83% for the three months ended March 31, 2022, partially offset by a $52.5 million, or 32.1% decrease in the average balance of investment securities and interest-earning deposits to $111.0 million for the three months ended March 31, 2023 from $163.5 million for the three months ended March 31, 2022.

Interest Expense. Interest expense increased $1.7 million, or 323.6%, to $2.2 million for the three months ended March 31, 2023 from $526,000 for the three months ended March 31, 2022. The cost of interest-bearing liabilities increased 133 basis points to 1.75% for the three months ended March 31, 2023 compared with 0.42% for the three months ended March 31, 2022 resulting primarily from higher cost interest bearing deposits. In addition, the average balance of interest-bearing liabilities increased $24.2 million, or 4.9%, to $516.8 million during the three months ended March 31, 2023 from $487.2 during the three months ended March 31, 2022.

The cost of interest-bearing deposits increased 131 basis points to 1.66% for the quarter ended March 31, 2023 from 0.35% for the quarter ended March 31, 2022 due to the higher market interest rate environment while the average balance increased $17.9 million, or 3.8%, to $490.2 million from $472.3 million. As a result, interest paid on interest-bearing deposits increased $1.6 million to $2.0 million for the three months ended March 31, 2023 compared with $415,000 for the three months ended March 31, 2022.

Interest expense on borrowings increased $108,000, or 97.3%, to $219,000 for the three months ended March 31, 2023 from $111,000 at March 31, 2022. Higher market interest rates resulted in a 117 basis point increase in the cost of borrowings to 3.34% for the three months ended March 31, 2023 from 2.17% for the three months ended March 31, 2022. The average balance of borrowings increased $6.3 million to $26.6 million for the quarter ended March 31, 2023 from $20.3 million for the quarter ended March 31, 2022 to partially fund the growth in the Company’s loans receivable.

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

After an evaluation of these factors, management recorded a provision of $195,000 for the three months ended March 31, 2023 compared to $71,000 for the three months ended March 31, 2022. The higher provision for loan losses resulted from growth in the Company’s loan portfolio and an increase in delinquent loans during the three months ended March 31, 2023. The Company recorded $102,000 in net loan charge-offs during the three months ended March 31, 2023 compared with $1,000 in net recoveries during the three months ended March 31, 2022.

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

Other Income. Other income increased $59,000, or 10.3%, to $631,000 during the three months ended March 31, 2023 compared to $572,000 for the three months ended March 31, 2022. The increase was due to higher gains from the sale of Small Business Administration 7(a) loans, which increased $62,000 to $201,000 for the three months ended March 31, 2023 from $139,000 for the three months ended March 31, 2022.

Other Expenses. Other expenses increased $287,000, or 6.4%, to $4.8 million during the three months ended March 31, 2023 compared to $4.5 million at March 31, 2022.

The increase in other expenses was primarily attributable to higher compensation and benefit expense, which increased $289,000, or 10.7%, to $3.0 million at three months ended March 31, 2023 from $2.7 million at March 31, 2022, due to stock award and stock option expenses related to the Company’s 2022 Equity Incentive Plan and increased director fees resulting from the addition of three new directors on September 22, 2022. Higher FDIC deposit insurance premiums, marketing, business development, and occupancy expenses were offset by lower professional fees and other expenses.

Income Tax Expense. The Company recorded tax expense of $790,000 on pre-tax income of $2.6 million for the three months ended March 31, 2023, compared to $690,000 on pre-tax income of $2.4 million for the three months ended March 31, 2022. The Company’s effective tax rate for the three months ended March 31, 2023 was 30.5% compared with 29.1% for the three months ended March 31, 2022.

Comparison of Operating Results for the Six Months Ended March 31, 2023 and 2022

Net Income. Net income increased $234,000 or 6.9%, to $3.6 million during the six month period ended March 31, 2023 compared with $3.4 million for the six-month period ended March 31, 2022. The increase was due to higher net interest and dividend income and other income, partially offset by higher provisions for loan loss and higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $1.0 million, or 8.0%, to $13.8 million for the six months ended March 31, 2023 from $12.8 million for the six months ended March 31, 2022. The increase was attributable to a 16 basis point increase in the Company’s net interest margin to 3.61% for the six months ended March 31, 2023 from 3.45% for the six months ended March 31, 2022 as well as a $72.5 million increase in the average balance of loans receivable, net allowance for loan loss between the periods.

Interest and Dividend Income. Interest and dividend income increased $3.8 million, or 27.1%, to $17.7 million for the six months ended March 31, 2023 from $13.9 million for the six months ended March 31, 2022. The increase was attributable to an 86 basis point increase in the yield to 4.61% for the six months ended March 31, 2023 from 3.75% for the prior year period, as well as a $25.0 million, or 3.4%, increase in the average balance of interest-earning assets to $769.6 million from $744.6 million. Higher balances of higher yielding loans receivable funded by lower yielding interest-earning deposits with the Federal Reserve Bank as well as higher market interest rates contributed to the increase in the Company’s interest and dividend income between periods. Partially offsetting the increases were no Paycheck Protection Program loan fees included in interest income on loans receivable for the six months ended March 31, 2023, compared with $730,000 for the six months ended March 31, 2022.

The average interest earned on loans receivable, net of allowance for loan loss, increased $3.3 million, or 25.0%, to $16.6 million for the six months ended March 31, 2023 from $13.3 million for the same period prior year. The increase resulted from an 51 basis point increase in the yield on interest-earning assets to 5.08% for the six months ended March 31, 2023 from 4.57% for the six months ended March 31, 2022 as well as a $72.5 million, or 12.4%, increase in the average balance of loans receivable to $654.6 million during the six months ended March 31, 2023 from $582.1 million during the six months ended March 31, 2022.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, increased $434,000, or 71.1%, to $1.0 million for the six months ended March 31, 2023 from $610,000 for the six months ended March 31, 2022. The increase was attributable to a 109 basis point increase in the yield to 1.86% for the six months ended March 31, 2023 from 0.77% for the six months ended March 31, 2022, partially offset by a $47.6 million, or 29.6% decrease in the average balance of investment securities and interest-earning deposits to $113.3 million for the six months ended March 31, 2023 from $160.9 million for the six months ended March 31, 2022.

Interest Expense. Interest expense increased $2.7 million, or 249.9%, to $3.8 million for the six months ended March 31, 2023 compared with $1.1 million for the six months ended March 31, 2022. The cost of interest-bearing liabilities increased 106 basis points to 1.751% for the six months ended March 31, 2023 compared with 0.45% for the six months ended March 31, 2022 resulting primarily from higher cost interest bearing deposits. In addition, the average balance of interest-bearing liabilities increased $22.2 million, or 4.6%, to $509.4 million during the six months ended March 31, 2023 from $487.2 million during the six months ended March 31, 2022.

The cost of interest-bearing deposits increased 107 basis points increase in the average cost to 1.44% for the six months ended March 31, 2023 from 0.37% for the six months ended March 31, 2022 due to the higher market interest rate environment while the average balance increased $20.6 million, or 4.4%, to $486.6 million for the six months ended March 31, 2023 from $466.1 million for the six months ended March 31, 2022. As a result, interest paid on interest-bearing deposits increased $2.6 million to $3.5 million for the six months ended March 31, 2023 from $867,000 for the six months ended March 31, 2022.

Interest expense on borrowings increased $125,000, or 54.3%, to $355,000 for the six months ended March 31, 2023 from $230,000 for the prior year period. Higher market interest rates resulted in a 93 basis point increase in the cost of borrowings to 3.12% for the six months ended March 31, 2023 from 2.19% for the six months ended March 31, 2022. The average balance of borrowings increased $1.7 million to $22.8 million for the six months ended March 31, 2023 from $21.1 million for the six months ended March 31, 2022 to partially fund the growth in the Company’s loans receivable.

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

After an evaluation of these factors, management recorded a provision of $513,000 for the six months ended March 31, 2023 compared to $171,000 for the six months ended March 31, 2022. The higher provision for loan losses resulted from growth in the Company’s loan portfolio and an increase in delinquent loans during the six months ended March 31, 2023. The Company recorded $102,000 in net loan charge-offs during the six months ended March 31, 2023 compared with $54,000 in net recoveries during the six months ended March 31, 2022.

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

Other Income. Other income increased $7,000, or 0.6%, to $1.2 million during the six months ended March 31, 2023 compared to $1.2 million for the six months ended March 31, 2022. Higher interest rate swap fees during the six months ended March 31, 2023 were offset by lower gains on the sale of Small Business Administration 7(a) loans and lower service charge income.

Other Expenses. Other expenses increased $249,000, or 2.7%, to $9.4 million during the six months ended March 31, 2023 from $9.1 million during the six months ended March 31, 2022.

The increase in other expenses was primarily attributable to higher compensation and benefit expense, which increased $411,000, or 7.6%, to $5.8 million for the six months ended March 31, 2023 from $5.4 million, due to stock award and stock option expenses related to the Company’s 2022 Equity Incentive Plan and increased director fees resulting from the addition of three new directors on September 22, 2022. Higher occupancy expenses, FDIC deposit insurance premiums, marketing, and business development expenses were more than offset by lower professional fees. Professional fees decreased from lower legal and consulting fees related to the collection and foreclosure of non-performing loans.

Income Tax Expense. The Company recorded tax expense of $1.6 million on pre-tax income of $5.2 million for the six months ended March 31, 2023, compared to $1.4 million on pre-tax income of $4.7 million for the six months ended March 31, 2022. The Company’s effective tax rate for the six months ended March 31, 2023 was 30.3% compared with 28.8% for the six months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at March 31, 2023, we had an aggregate borrowing capacity of $102.7 million. There has been no material adverse change during the six months ended March 31, 2023 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2023, the Company had commitments outstanding under letters of credit totaling $939,000, commitments to originate loans totaling $24.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $94.8 million. There has been no material change during the six months ended March 31, 2023 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2023, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 11.21%, and total qualifying capital as a percentage of risk-weighted assets was 15.87%.

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

There has been no change in the Company's internal control over financial reporting during the six months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed on December 22, 2022.

Recent Negative Developments Affecting the Banking Industry, and Resulting Media Coverage, Have Eroded Customer Confidence in the Banking System

The recent high-profile bank failures have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Rising Interest Rates Have Decreased the Value of the Company’s Securities Portfolio, and the Company Would Realize Losses if it Was Required to Sell Such Securities to Meet Liquidity Needs

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 54,144 shares of its common stock during the three months ended March 31, 2023. Through March 31, 2023, the Company held 521,031 shares in treasury that were repurchased at a weighted average price of $12.86 pursuant to stock repurchase plans. On December 8, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares, 283,002 shares of which remained subject to repurchase under the plan.

The following table reports information regarding repurchases of our common stock during the three months ended March 31, 2023.

		Weighted	Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan

January 1, 2023 through January 31, 2023	50,000	$12.92	287,146
February 1, 2023 through February 28, 2023	1,732	$12.65	285,414
March 1, 2023 through March 31, 2023	2,412	$11.99	283,002
Total for the quarter ended March 31, 2023	54,144	12.87

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2023 and September 30, 2022; (ii) the Consolidated Statements of Income for the three and six months ended March 31, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2023 and 2022; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended March 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 12, 2023	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 12, 2023	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer