Form 10-Q
period 2023-06-30
Magyar Bancorp, Inc.
filed 2023-08-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐   No ☑

The number of shares outstanding of the issuer's common stock at August 1, 2023 was 6,662,098.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2023	2022
	(Unaudited)
Assets
Cash	$3,064	$2,869
Interest earning deposits with banks	19,340	28,067
Total cash and cash equivalents	22,404	30,936

Investment securities available-for-sale, at fair value	8,734	9,229
Investment securities held-to-maturity, at amortized cost (fair value of $73,337 and $79,914 at June 30, 2023 and September 30, 2022, respectively)	83,720	91,646
Federal Home Loan Bank of New York stock, at cost	3,051	1,447
Loans receivable, net of allowance for loan losses of $8,378 and $8,433 at June 30, 2023 and September 30, 2022, respectively	693,308	619,843
Bank owned life insurance	17,938	17,660
Accrued interest receivable	4,143	3,478
Premises and equipment, net	13,483	13,880
Other real estate owned ("OREO")	291	281
Other assets	10,377	10,143

Total assets	$857,449	$798,543

Liabilities and Stockholders' Equity
Liabilities
Deposits	$693,472	$667,733
Escrowed funds	3,907	3,407
Borrowings	45,534	15,625
Accrued interest payable	213	85
Accounts payable and other liabilities	11,566	13,191

Total liabilities	754,692	700,041

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at June 30, 2023 and September 30, 2022, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,668,572 and 6,745,128 shares outstanding at June 30, 2023 and September 30, 2022, respectively, at cost	71	71
Additional paid-in capital	63,023	63,734
Treasury stock: 429,253 and 465,693 shares at June 30, 2023 and September 30, 2022, respectively, at cost	(5,478)	(5,793)
Unearned Employee Stock Ownership Plan shares	(3,113)	(3,169)
Retained earnings	50,182	45,773
Accumulated other comprehensive loss	(1,928)	(2,114)

Total stockholders' equity	102,757	98,502

Total liabilities and stockholders' equity	$857,449	$798,543

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)
Interest and dividend income
Loans, including fees	$9,033	$7,018	$25,610	$20,281
Investment securities and interest earning deposits
Taxable	692	428	1,707	1,023
Tax-exempt	14	11	43	27
Federal Home Loan Bank of New York stock	38	19	92	58
Total interest and dividend income	9,777	7,476	27,452	21,389

Interest expense
Deposits	2,648	420	6,132	1,286
Borrowings	239	92	594	323
Total interest expense	2,887	512	6,726	1,609
Net interest and dividend income	6,890	6,964	20,726	19,780
Provision (credit) for loan losses	(81)	205	432	376
Net interest and dividend income after provision (credit) for loan losses	6,971	6,759	20,294	19,404

Other income
Service charges	392	284	957	860
Income on bank owned life insurance	92	94	278	275
Interest rate swap fees	—	76	57	76
Other operating income	34	21	75	67
Gains on sales of SBA loans	103	134	485	553
Gains on sale of OREO	—	67	—	67
Total other income	621	676	1,852	1,898

Other expenses
Compensation and employee benefits	2,966	2,701	8,773	8,096
Occupancy expenses	803	750	2,355	2,255
Professional fees	188	198	572	856
Data processing expenses	148	136	443	409
Marketing and business development	101	143	344	353
OREO expenses	3	6	28	54
FDIC deposit insurance premiums	96	55	243	161
Loan servicing expenses	67	2	138	86
Other expenses	514	441	1,368	1,293
Total other expenses	4,886	4,432	14,264	13,563
Income before income tax expense	2,706	3,003	7,882	7,739
Income tax expense	788	886	2,358	2,250
Net income	$1,918	$2,117	$5,524	$5,489

Earnings per share - basic	$0.30	$0.31	$0.86	$0.81
Earnings per share - diluted	$0.30	$0.31	$0.86	$0.81
Weighted average shares outstanding - basic	6,412,536	6,799,800	6,426,978	6,797,691
Weighted average shares outstanding - diluted	6,412,536	6,799,800	6,426,978	6,797,691

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)
Net income	$1,918	$2,117	$5,524	$5,489
Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	(137)	(490)	247	(1,285)
Other comprehensive income (loss), before tax	(137)	(490)	247	(1,285)
Deferred income tax effect	34	120	(61)	316
Total other comprehensive income (loss)	$(103)	$(370)	$186	$(969)
Total comprehensive income	$1,815	$1,747	$5,710	$4,520

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Nine Months Ended June 30, 2023 and 2022

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, March 31, 2023	$6,689,790	$71	$64,096	$(6,504)	$(3,129)	$48,456	$(1,825)	$101,165
Net income	—	—	—	—	—	1,918	—	1,918
Dividends paid on common stock ($0.03 per share)	—	—	—	—	—	(192)	—	(192)
Other comprehensive loss	—	—	—	—	—	—	(103)	(103)
ESOP shares allocated	—	—	8	—	16	—	—	24
Retirement of 112,996 treasury shares	—	—	(1,242)	1,242	—	—	—	—
Purchase of treasury stock	(21,218)	—	—	(216)	—	—	—	(216)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, June 30, 2023	$6,668,572	$71	$63,023	$(5,478)	$(3,113)	$50,182	$(1,928)	$102,757

Balance, September 30, 2022	$6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502
Net income	—	—	—	—	—	5,524	—	5,524
Dividends paid on common stock ($0.17 per share)	—	—	—	—	—	(1,115)	—	(1,115)
Other comprehensive loss	—	—	—	—	—	—	186	186
Treasury stock used for restricted stock plan	1,000	—	(13)	13	—	—	—	—
ESOP shares allocated	—	—	42	—	56	—	—	98
Retirement of 112,996 treasury shares	—	—	(1,242)	1,242	—	—	—	—
Purchase of treasury stock	(77,556)	—	—	(940)	—	—	—	(940)
Stock-based compensation expense	—	—	502	—	—	—	—	502
Balance, June 30, 2023	$6,668,572	$71	$63,023	$(5,478)	$(3,113)	$50,182	$(1,928)	$102,757

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, March 31, 2022	$7,097,825	$71	$63,697	$(1,242)	$(3,216)	$41,634	$(1,546)	$99,398
Net income	—	—	—	—	—	2,117	—	2,117
Dividends paid on common stock ($0.03 per share)	—	—	—	—	—	(204)	—	(204)
Other comprehensive loss	—	—	—	—	—	—	(370)	(370)
ESOP shares allocated	—	—	15	—	24	—	—	39
Balance, June 30, 2022	7,097,825	$71	$63,712	$(1,242)	$(3,192)	$43,547	$(1,916)	$100,980

Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641
Net income	—	—	—	—	—	5,489	—	5,489
Dividends paid on common stock ($0.18 per share)	—	—	—	—	—	(1,223)	—	(1,223)
Other comprehensive loss	—	—	—	—	—	—	(969)	(969)
Common stock acquired by ESOP	—	—	—	—	(98)	—	—	(98)
ESOP shares allocated	—	—	(1)	—	141	—	—	140
Balance, June 30, 2022	7,097,825	$71	$63,712	$(1,242)	$(3,192)	$43,547	$(1,916)	$100,980

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	June 30,
	2023	2022
	(Unaudited)
Operating activities
Net income	$5,524	$5,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	628	627
Premium amortization on investment securities, net	112	148
Provision for loan losses	432	376
Originations of SBA loans held for sale	(5,450)	(4,903)
Proceeds from the sales of SBA loans	5,935	5,456
Gains on sale of SBA loans	(485)	(553)
Gains on the sales of other real estate owned	—	(67)
Gains on the sale of premises and equipment	(9)	—
ESOP compensation expense	98	140
Stock-based compensation expense	502	—
Deferred income tax (benefit) expense	(237)	86
Increase in accrued interest receivable	(665)	(17)
Increase in surrender value of bank owned life insurance	(278)	(275)
Increase in other assets	(57)	(1,015)
Increase (decrease) in accrued interest payable	128	(29)
(Decrease) increase in accounts payable and other liabilities	(1,625)	1,119
Net cash provided by operating activities	4,553	6,582

Investing activities
Net increase in loans receivable	(60,547)	(31,731)
Purchases of loans receivable	(13,350)	—
Purchases of investment securities held-to-maturity	—	(39,535)
Principal repayments on investment securities held-to-maturity	7,858	5,886
Principal repayments on investment securities available-for-sale	698	1,523
Purchases of bank owned life insurance	—	(3,000)
Purchases of premises and equipment	(241)	(246)
Proceeds from the sale of premises and equipment	19	—
Investment in other real estate owned	(11)	(12)
Proceeds from other real estate owned	—	434
Purchase of Federal Home Loan Bank stock	(5,747)	(56)
Redemption of Federal Home Loan Bank stock	4,143	363
Net cash used in investing activities	(67,178)	(66,374)

Financing activities
Net increase in deposits	25,739	20,007
Purchase of common stock for ESOP	—	(98)
Net increase in escrowed funds	500	298
Proceeds from long-term advances	17,000	—
Repayments of long-term advances	(3,091)	(8,072)
Proceeds from short-term advances	16,000	—
Cash dividends paid on common stock	(1,115)	(1,223)
Purchase of treasury stock	(940)	—
Net cash provided by financing activities	54,093	10,912
Net decrease in cash and cash equivalents	(8,532)	(48,880)
Cash and cash equivalents, beginning of year	30,936	75,201

Cash and cash equivalents, end of year	$22,404	$26,321

Supplemental disclosures of cash flow information
Cash paid for
Interest	$6,597	$1,638
Income taxes	$2,800	$2,180

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

Operating results for the nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The September 30, 2022 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 (“CECL”) requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL will also require enhanced disclosures to help investors and other financial statement users better understand significant management’s estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In October 2019, the FASB voted to defer the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022 (October 1, 2023 for the Company), and interim periods within those fiscal years. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses. The Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016.

The Company will adopt CECL related to Financial Instruments -Credit Losses (Topic 326) on of October 1, 2023, using a modified retrospective approach. The Company’s implementation process includes scoping, segmentation and the design of a methodology appropriate for each respective financial instrument.  The process also includes the development of loss forecasting models as well as the incorporation of qualitative adjustments. Evaluation of technical accounting topics, updates to our allowance policy documentation, model validation, governance and reporting, processes and related internal controls, as well as overall operational readiness will be completed throughout September 30, 2023 in preparation for adoption.

Based on analyses performed during the quarter ending June 30, 2023, as well as an implementation analysis utilizing exposures and forecasts of economic conditions as of June 30, 2023, the Company currently expects the adoption of CECL will result in an adjustment to the allowance for credit losses amount at October 1, 2023 in the range of $630,000 to $950,000, which includes unfunded commitments and held to maturity debt securities. The impact will be reflected as a cumulative effect adjustment, net of taxes. At June 30, 2023, the allowance for loan losses totaled $8.4 million. As the Company is currently finalizing the execution of its implementation controls and processes, the ultimate impact of the adoption of CECL as of October 1, 2023 could differ from our current expectation as it is largely dependent on the economic conditions and forecasts determined at the date of adoption, but the cumulative effect adjustment to retained earnings for the change in the allowance for credit losses upon CECL adoption will not have a material effect on the Company’s capital and regulatory capital amounts and ratios.

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

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2023 and 2022. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$1,918	$2,117	$5,524	$5,489
Weighted average shares outstanding - basic	6,412,536	6,799,800	6,426,978	6,797,691
Weighted average shares outstanding - diluted	6,412,536	6,799,800	6,426,978	6,797,691
Earnings per share - basic	$0.30	$0.31	$0.86	$0.81
Earnings per share - diluted	$0.30	$0.31	$0.86	$0.81

Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 155,400 shares of restricted shares at a weighted average price of $12.63 were outstanding at June 30, 2023 but were not included in the calculation of diluted EPS because they were anti-dilutive. There were no outstanding stock awards or options to purchase common stock at June 30, 2022.

NOTE E – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

On August 25, 2022, the Company adopted the 2022 Equity Compensation Plan which provided for grants of up to 547,400 shares to be allocated between incentive and non-qualified stock options and restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At June 30, 2023, 293,200 options and 155,400 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2022	293,200	$12.58	10.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at June 30, 2023	293,200	$12.58	9.2	—

Exercisable at June 30, 2023	—	$—	—	—

The following is a summary of the status of the Company’s non-vested restricted shares for the nine months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2022	156,400	12.63
Granted	—	—
Vested	(1,000)	12.70
Forfeited	—	—
Balance at June 30, 2023	155,400	$12.63

Stock option and stock award expenses included with compensation expense were $63,000 and $98,000 for the three months ended June 30, 2023 and $195,000 and $307,000 for the nine months ended June 30, 2023, respectively. There were no stock option or stock award expenses for the nine months ended June 30, 2022. The Company had no other stock-based compensation plans as of June 30, 2023 except as disclosed below.

On December 8, 2022, the Company announced the completion of its third stock repurchase program, under which 354,891 shares had been repurchased at an average price of $12.90. The Company also announced the authorization of an additional stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares, under which 75,362 shares had been repurchased at an average price of $12.11. Under this stock repurchase program, 261,784 shares of the 337,146 shares authorized remained available for repurchase as of June 30, 2023. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 429,253 at June 30, 2023. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

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

At June 30, 2023, ESOP shares allocated to participants totaled 22,487. Unallocated ESOP shares held in suspense totaled 290,313 at June 30, 2023 and the aggregate fair value was $3.0 million. The Company's contribution expense for the ESOP was $98,000 and $140,000 for the nine months ended June 30, 2023 and 2022, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

The Company recorded no reclassification adjustments during the three and nine month periods ending June 30, 2023. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2023			2022
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$(137)	$34	$(103)	$(490)	$120	$(370)
Other comprehensive income (loss), net	$(137)	$34	$(103)	$(490)	$120	$(370)

	Nine Months Ended June 30,
	2023			2022
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$247	$(61)	$186	$(1,285)	$316	$(969)
Other comprehensive income (loss), net	$247	$(61)	$186	$(1,285)	$316	$(969)

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

June 30, 2023	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$100	$—	$100	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	8,634	—	8,634	—
Total securities available for sale	$8,734	$—	$8,734	$—
Derivative assets	2,383	—	2,383	—
Total assets	$11,117	$—	$11,117	$—

Liabilities:
Derivative liabilities	$2,383	$—	$2,383	$—
Total Liabilities	$2,383	$—	$2,383	$—

September 30, 2022	Total	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$107	$—	$107	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,122	—	9,122	—
Total securities available for sale	$9,229	$—	$9,229	$—
Derivative assets	2,487	—	2,487	—
Total assets	$11,716	$—	$11,716	$—

Liabilities:
Derivative liabilities	$2,487	$—	$2,487	$—
Total Liabilities	$2,487	$—	$2,487	$—

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2023 and September 30, 2022.

June 30, 2023	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$777	$—	$—	$777
Total	$777	$—	$—	$777

September 30, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$5,659	$—	$—	$5,659
Total	$5,659	$—	$—	$5,659

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
June 30, 2023	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$777	Appraisal of collateral (1)	Appraisal adjustments (2)	-50% to -8.0% (-19.4%)

	Fair Value	Valuation
September 30, 2022	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,659	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -31.7% (-9.9%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2023 and September 30, 2022.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2023
Financial instruments - assets
Investment securities held to maturity	$83,720	$73,337	$—	$73,337	$—
Loans	693,308	666,752	—	—	666,752

Financial instruments - liabilities
Certificates of deposit including retirement certificates	103,375	102,959	—	102,959	—
Borrowings	45,534	44,567	—	44,567	—

September 30, 2022
Financial instruments - assets
Investment securities held-to-maturity	$91,646	$79,914	$—	$79,914	$—
Loans	619,843	592,804	—	—	592,804

Financial instruments - liabilities
Certificates of deposit	82,609	81,289	—	81,289	—
Borrowings	15,625	14,762	—	14,762	—

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at June 30, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2023	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$109	$—	$(9)	$100
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,296	—	(1,662)	8,634
Total securities available-for-sale	$10,405	$—	$(1,671)	$8,734
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,197	$—	$(731)	$4,466
Mortgage-backed securities - commercial	584	—	(2)	582
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	46,422	—	(7,093)	39,329
Debt securities	24,835	—	(1,954)	22,881
Private label mortgage-backed securities - residential	211	—	(11)	200
Obligations of state and political subdivisions	3,471	3	(398)	3,076
Corporate securities	3,000	—	(197)	2,803
Total securities held-to-maturity	$83,720	$3	$(10,386)	$73,337
Total investment securities	$94,125	$3	$(12,057)	$82,071

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities available-for-sale and held-to-maturity at June 30, 2023 are summarized in the following table:

June 30, 2023
	Amortized	Fair
Securities available-for-sale	Cost	Value
(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Total debt securities	—	—

Mortgage-backed securities:
Residential	10,405	8,734
Commercial	—	—
Total	$10,405	$8,734

	June 30, 2023
	Amortized	Fair
Securities held-to-maturity	Cost	Value
	(In thousands)
Due within 1 year	$7,836	$7,652
Due after 1 but within 5 years	18,527	16,926
Due after 5 but within 10 years	4,943	4,182
Due after 10 years	—	—
Total debt securities	31,306	28,760

Mortgage-backed securities:
Residential	51,830	43,995
Commercial	584	582
Total	$83,720	$73,337

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

As of June 30, 2023 investment securities having an estimated fair value of approximately $12.8 million were pledged to secure public deposits.

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of securities with unrealized losses at June 30, 2023 and September 30, 2022 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
June 30, 2023		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$—	$—	$4,567	$(740)	$4,567	$(740)
Mortgage-backed securities - commercial	1	—	—	582	(2)	582	(2)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	50	442	(18)	47,521	(8,737)	47,963	(8,755)
Debt securities	14	—	—	22,881	(1,954)	22,881	(1,954)
Private label mortgage-backed securities residential	1	—	—	200	(11)	200	(11)
Obligations of state and political subdivisions	6	522	(6)	2,245	(392)	2,767	(398)
Corporate securities	1	—	—	2,804	(197)	2,804	(197)
Total	79	$964	$(24)	$80,800	$(12,033)	$81,764	$(12,057)

September 30, 2022
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$2,364	$(140)	$2,551	$(588)	$4,915	$(728)
Mortgage-backed securities - commercial	1	631	—	—	—	631	—
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	49	21,180	(2,795)	29,088	(6,660)	50,268	(9,455)
Debt securities	14	11,664	(660)	10,763	(1,735)	22,427	(2,395)
Private label mortgage-backed securities residential	1	215	(10)	—	—	215	(10)
Obligations of state and political subdivisions	7	1,268	(181)	1,577	(457)	2,845	(638)
Corporate securities	2	2,646	(353)	4,917	(83)	7,563	(436)
Total	80	$39,968	$(4,139)	$48,896	$(9,523)	$88,864	$(13,662)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2023 and September 30, 2022.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR LOAN LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2023	2022
	(In thousands)

One-to-four family residential	$236,633	$214,377
Commercial real estate	402,349	342,791
Construction	19,249	15,230
Home equity lines of credit	18,737	18,704
Commercial business	23,129	34,672
Other	2,433	3,130
Total loans receivable	702,530	628,904
Net deferred loan fees	(844)	(628)
Allowance for loan losses	(8,378)	(8,433)
Total loans receivable, net	$693,308	$619,843

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods presented:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
June 30, 2023	(In thousands)

One-to-four family residential	$—	$—	$1,788	$1,788	$1,788
Commercial real estate	—	—	1,138	1,138	1,138
Construction	—	—	777	777	842
Commercial business	—	—	148	148	148
Total impaired loans	$—	$—	$3,851	$3,851	$3,916

September 30, 2022

One-to four-family residential	$—	$—	$1,512	$1,512	$1,512
Commercial real estate	—	—	1,159	1,159	1,159
Construction	2,835	114	—	2,835	2,900
Commercial business	—	—	153	153	153
Total impaired loans	$2,835	$114	$2,824	$5,659	$5,724

The Company’s impaired loans include delinquent non-accrual loans and performing Troubled Debt Restructurings (“TDRs”), as TDRs remain impaired loans until fully repaid. There was one TDR loan totaling $106,000 during the nine months ended June 30, 2023 and there were two TDR loans totaling $373,000 during the nine months ended June 30, 2022.

The following tables present the average recorded investment in impaired loans and the interest income recognized on impaired loans for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2023
	(In thousands)

One-to-four family residential	$1,777	$1,645
Commercial real estate	1,142	1,220
Construction	1,806	2,149
Commercial business	342	312
Average investment in impaired loans	$5,067	$5,326

Interest income recognized on
an accrual basis on impaired loans
One-to-four family residential	$22	$64
Commercial real estate	13	39
Commercial business	2	5
Total	$37	$108

	Three Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2022
	(In thousands)

One-to-four family residential	$1,531	$1,760
Commercial real estate	1,174	1,516
Construction	4,580	4,580
Commercial business	829	1,055
Average investment in impaired loans	$8,114	$8,911

Interest income recognized on
an accrual basis on impaired loans
One-to-four family residential	$21	$63
Commercial real estate	23	71
Commercial business	2	5
Total	$46	$139

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system for the periods presented:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
June 30, 2023
One-to-four family residential	$235,248	$962	$423	$—	$236,633
Commercial real estate	401,962	—	387	—	402,349
Construction	16,752	—	2,497	—	19,249
Home equity lines of credit	18,737	—	—	—	18,737
Commercial business	23,129	—	—	—	23,129
Other	2,433	—	—	—	2,433
Total	$698,261	$962	$3,307	$—	$702,530

September 30, 2022
One-to-four family residential	$213,173	$980	$224	$—	$214,377
Commercial real estate	342,593	198	—	—	342,791
Construction	10,652	—	4,578	—	15,230
Home equity lines of credit	18,704	—	—	—	18,704
Commercial business	34,672	—	—	—	34,672
Other	3,130	—	—	—	3,130
Total	$622,924	$1,178	$4,802	$—	$628,904

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(Dollars in thousands)
June 30, 2023
One-to-four family residential	$236,093	$—	$369	$171	$540	$171	$236,633
Commercial real estate	399,621	—	116	2,612	2,728	2,612	402,349
Construction	18,472	—	—	777	777	777	19,249
Home equity lines of credit	18,737	—	—	—	—	—	18,737
Commercial business	23,109	—	20	—	20	—	23,129
Other	2,433	—	—	—	—	—	2,433
Total	$698,465	$—	$505	$3,560	$4,065	$3,560	$702,530

September 30, 2022
One-to four-family residential	$213,903	$300	$174	$—	$474	$—	$214,377
Commercial real estate	342,404	—	387	—	387	—	342,791
Construction	12,395	—	—	2,835	2,835	2,835	15,230
Home equity lines of credit	18,704	—	—	—	—	—	18,704
Commercial business	34,672	—	—	—	—	—	34,672
Other	3,130	—	—	—	—	—	3,130
Total	$625,208	$300	$561	$2,835	$3,696	$2,835	$628,904

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

The following table summarizes the ALL by loan category and the related activity for the nine months ended June 30, 2023 and 2022:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance- September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	12	518	65	(7)	(109)	—	(162)	317
Balance- December 31, 2022	$1,235	$5,130	$526	$256	$1,375	$1	$227	$8,750
Charge-offs	—	—	—	—	(102)	—	—	(102)
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	35	280	(58)	(10)	62	—	(113)	196
Balance- March 31, 2023	$1,270	$5,410	$468	$246	$1,335	$1	$114	$8,844
Charge-offs	—	—	—	—	(386)	—	—	(386)
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	(102)	(318)	(21)	(15)	(41)	—	416	(81)
Balance- June 30, 2023	$1,169	$5,092	$447	$231	$908	$1	$530	$8,378

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance- September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	53	—	—	—	—	—	53
Provision (credit)	(43)	(90)	130	—	83	(14)	35	100
Balance- December 31, 2021	$1,093	$3,706	$724	$232	$2,129	$1	$343	$8,228
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	19	376	79	(12)	(290)	1	(102)	71
Balance- March 31, 2022	$1,113	$4,082	$803	$220	$1,839	$2	$241	$8,300
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	35	334	(196)	5	(62)	(1)	90	205
Balance- June 30, 2022	$1,148	$4,416	$607	$225	$1,777	$1	$331	$8,505

The following tables summarize the ALL by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2023 and September 30, 2022:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - June 30, 2023	$1,169	$5,092	$447	$231	$908	$1	$530	$8,378
Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,169	5,092	447	231	908	1	530	8,378

Loans receivable:
Balance - June 30, 2023	$236,633	$402,349	$19,249	$18,737	$23,129	$2,433	$—	$702,530

Individually evaluated for impairment	1,788	1,138	777	—	148	—	—	3,851
Collectively evaluated for impairment	234,845	401,211	18,472	18,737	22,981	2,433	—	698,679

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Allowance for Loan Losses:
Balance - September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Individually evaluated for impairment	—	—	114	—	—	—	—	114
Collectively evaluated for impairment	1,223	4,612	347	263	1,484	1	389	8,319

Loans receivable:
Balance - September 30, 2022	$214,377	$342,791	$15,230	$18,704	$34,672	$3,130	$—	$628,904
Individually evaluated for impairment	1,512	1,159	2,835	—	153	—	—	5,659
Collectively evaluated for impairment	212,865	341,632	12,395	18,704	34,519	3,130	—	623,245

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

A default on a TDR loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred within twelve months of the restructure. The Company did not have any TDR loans default during the three or nine months ended June 30, 2023.

There was one TDR loan modification totaling $106,000 during the nine months ended June 30, 2023. Information on the TDR is summarized as follows:

Three Months Ended June 30, 2023
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
(Dollars in thousands)
One-to four-family residential	—	$—	$—

Total	—	$—	$—

	Nine Months Ended June 30, 2023
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$97	$106

Total	1	$97	$106

There was one TDR loan totaling $124,000 for the three months ended June 30, 2022, and there were two TDR loans totaling $373,000 during the nine months ended June 30, 2022. Information on the TDR loans are summarized as follows:

	Three Months Ended June 30, 2022
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	112	124

Total	1	$112	$124

	Nine Months Ended June 30, 2022
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	2	330	373

Total	2	$330	$373

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2023	2022
	(In thousands)

Demand accounts	$182,924	$182,417
Savings accounts	65,470	81,850
NOW accounts	93,833	98,643
Money market accounts	247,870	222,214
Certificates of deposit	91,528	69,929
Retirement certificates	11,847	12,680
Total deposits	$693,472	$667,733

Included in Company’s deposits at June 30, 2023 were $18.8 million in brokered certificates of deposits and $15.5 million in certificate of deposits through a national deposit listing service. At September 30, 2022 the Company had $6.0 million in brokered certificates of deposits and $14.6 million in certificate of deposits obtained from a national deposit listing service.

The current FDIC insurance limit on bank deposit accounts is $250,000 per separately insured deposit account. The aggregate amount of deposit accounts with a denomination of $250,000 or more was approximately $388.5 million at June 30, 2023 compared with $399.9 million at September 30, 2022. The portion of these accounts included in the Company’s total deposits was an estimated $95.4 million that exceeded the Federal Deposit Insurance Corporation’s insurance coverage limit of $250,000 at June 30, 2023 compared to $129.4 million at September 30, 2022.

The aggregate amount of deposit accounts of State and local municipalities was $200.9 million at June 30, 2023 compared with $140.6 million at September 30, 2022. There were $194.4 million and $139.3 million State and local municipality deposits in excess of $250,000 at June 30, 2023 and September 30, 2022, which are collateralized by investment securities and municipal letters of credit with the Federal Home Loan Bank of New York (FHLBNY”).

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of June 30, 2023, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at June 30, 2023 and September 30, 2022.

The following table presents summary information regarding these derivatives as of June 30, 2023 and September 30, 2022.

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
June 30, 2023
Classified in Other Assets:
Customer interest rate swaps	$36,294	4.4	4.95%	1 Mo. BSBY + 2.44	$2,383
Total	$36,294	4.4	4.95%		$2,383

Classified in Other Liabilities:
3rd Party interest rate swaps	$36,294	4.4	4.95%	1 Mo. BSBY + 2.44	$2,383
Total	$36,294	4.4	4.95%		$2,383

September 30, 2022
Classified in Other Assets:
Customer interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	$6,940	4.6	6.13%	1 Mo. BSBY + 3.00	$212
Total	$26,452	5.2	4.88%		$2,487

Classified in Other Liabilities:
3rd Party interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	$6,940	4.6	6.13%	1 Mo. BSBY + 3.00	$212
Total	$26,452	5.2	4.88%		$2,487

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

	June 30,	September 30,
	2023	2022
	(In thousands)

Financial instruments whose contract amounts represent credit risk (in thousands)
Letters of credit	$663	$740
Unused lines of credit	89,182	73,825
Fixed rate loan commitments	13,235	2,550
Variable rate loan commitments	300	49,913

Totals	$103,380	$127,028

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Critical accounting policies may involve complex subjective decisions or assessments. Please refer to the Company’s Form 10-K for the Company’s critical accounting policies. There were no significant changes to the Company’s critical accounting policies during the nine months ended June 30, 2023.

Comparison of Financial Condition at June 30, 2023 and September 30, 2022

Total Assets. Total assets increased $58.9 million, or 7.4%, to $857.4 million at June 30, 2023 from $798.5 million at September 30, 2022. The increase was attributable to higher balances of loans receivable, net of allowance for loan loss, partially offset by lower interest-earning deposits with banks and investment securities.

Cash and Interest-Earning Deposits. Cash and interest-earning deposits with banks decreased $8.5 million, or 27.6% to $22.4 million at June 30, 2023 from $30.9 million at September 30, 2022 resulting primarily from deployment of these funds into loans receivable during the nine months ended June 30, 2023.

Investment Securities. Investment securities totaled $92.5 million at June 30, 2023, reflecting a decrease of $8.4 million, or 8.3%, from $100.9 million at September 30, 2022.

The decrease resulted from the maturity of a $5.0 million corporate note and payments from mortgage-backed securities totaling $3.7 million during the nine months while the market value of the Company’s available-for-sale investment securities increased $247,000. The Company did not purchase or sell any investment securities during the nine months ended June 30, 2023. In addition, there were no other-than-temporary-impairment charges for the Company’s investment securities for the nine months ended June 30, 2023.

Loans Receivable. Total loans receivable increased $73.6 million, or 11.7%, to $702.5 million at June 30, 2023 from $628.9 million at September 30, 2022. The increase in total loans receivable during the nine months ended June 30, 2023 occurred in commercial real estate loans, which increased $59.6 million, or 17.4%, to $402.3 million, one-to four-family residential mortgage loans (including home equity lines of credit), which increased $22.3 million, or 9.6%, to $255.4 million, and in construction loans, which increased $4.0 million, or 26.4%, to $19.2 million. Partially offsetting these increases were commercial business loans, which decreased $11.5 million, or 33.3%, to $23.1 million and other loans, which decreased $697,000, or 22.3%, to $2.4 million during the nine months period.

During the three months ended June 30, 2023, the Company originated 57 loans receivable and lines of credit totaling $47.1 million at a weighted average interest rate of 7.35% The Company originated 181 loans receivable and lines of credit totaling $155.3 million at a weighted average interest rate of 7.14% during the nine months ended June 30, 2023.

Total non-performing loans increased $725,000, or 25.6%, to $3.6 million at June 30, 2023 from $2.8 million at September 30, 2022. The increase was attributable to two commercial real estate loans totaling $2.6 million and one residential mortgage loan totaling $171,000, partially offset by repayments totaling $2.1 million on a non-performing construction loan. The ratio of non-performing loans to total loans increased to 0.51% at June 30, 2023 from 0.45% at September 30, 2022.

The allowance for loan losses decreased $55,000 during the nine months ended June 30, 2023 to $8.4 million. The Company provisioned $432,000 for loan losses and recorded $487,000 in net loan charge-offs during the nine months ended June 30, 2023. Higher provisions for growth in the Company’s loan portfolio were largely offset by a lower risk profile in the loan composition (specifically lower commercial business loan and home equity line of credit balances) and improving economic data used to determine the allowance for loan losses.

The allowance for loan losses as a percentage of non-performing loans decreased to 235.3% at June 30, 2023 from 297.5% at September 30, 2022. The Company’s allowance for loan losses as a percentage of total loans was 1.19% at June 30, 2023 compared with 1.34% at September 30, 2022. Future increases in the allowance for loan losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Bank-Owned Life Insurance. The Company’s carrying value of its life insurance policies held for directors and officers of Magyar Bank increased $278,000, or 1.6%, to $17.9 million at June 30, 2023 from $17.7 million at September 30, 2022. The increase was attributable to an increase in the cash surrender value of the policies during the nine months ended June 30, 2023.

Other Real Estate Owned. Other real estate owned increased $10,000, or 3.6%, to $291,000 at June 30, 2023 from capital improvements to one property in order to market it for sale.

Deposits. Total deposits increased $25.7 million, or 3.9%, to $693.5 million at June 30, 2023 from $667.7 million at September 30, 2022.

The increase in deposits during the nine months ended June 30, 2023 occurred in money market accounts, which increased $25.6 million, or 11.6%, to $247.9 million, in certificates of deposit (including individual retirement accounts), which increased $20.8 million, or 25.1%, to $103.4 million, and in non-interest bearing checking accounts, which increased $507,000, or 0.3%, to $182.9 million. Partially offsetting these increases were decreases in savings accounts, which decreased $16.4 million, or 20.0%, to $65.5 million and in interest-bearing checking accounts (NOW), which decreased $4.8 million, or 4.9%, to $93.8 million. Included in the Company’s total deposits was an estimated $95.4 million that exceeded the Federal Deposit Insurance Corporation’s insurance coverage limit of $250,000 at June 30, 2023 compared to $129.4 million at September 30, 2022.

Borrowed Funds. Borrowings increased $29.9 million, or 191.4%, to $45.5 million at June 30, 2023 from $15.6 million at September 30, 2022. The Company borrowed $17.0 million in long term advances, borrowed $16 million in overnight line of credit advances and repaid $3.1 million in matured advances from the FHLBNY during the nine month period. Long term advances were used to fund growth in the Company’s loans receivable and overnight line of credit advances were used to replace seasonal deposit outflows that occurred in June and returned in July.

Stockholders’ Equity. Stockholders’ equity increased $4.3 million, or 4.3%, to $102.8 million at June 30, 2023 from $98.5 million at September 30, 2022. The increase was due to the Company’s results from operations, partially offset by $1.1 million in dividends paid and 77,556 shares repurchased during the nine months ended June 30, 2023 at a weighted average share price of $12.12. The Company’s book value per share increased to $15.41 at June 30, 2023 from $14.60 at September 30, 2022, based on the 6,668,572 shares that were outstanding at June 30, 2023.

Average Balance Sheet for the Three and Nine Months Ended June 30, 2023 and 2022

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2023 and 2022. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$24,976	$294	4.73%	$34,574	$67	0.77%
Loans receivable, net	674,985	9,033	5.37%	615,634	7,018	4.57%
Securities
Taxable	94,049	398	1.70%	96,452	361	1.50%
Tax-exempt (1)	3,370	18	2.17%	2,957	14	1.94%
FHLBNY stock	2,204	38	6.84%	1,466	19	5.17%
Total interest-earning assets	799,584	9,781	4.91%	751,083	7,479	3.99%
Noninterest-earning assets	48,283			47,204
Total assets	$847,867			$798,287

Interest-bearing liabilities:
Savings accounts (2)	$68,648	86	0.50%	$86,729	36	0.17%
NOW accounts (3)	339,784	2,023	2.39%	291,308	172	0.24%
Time deposits (4)	92,855	539	2.33%	92,152	212	0.92%
Total interest-bearing deposits	501,287	2,648	2.12%	470,189	420	0.36%
Borrowings	27,967	239	3.43%	16,136	92	2.30%
Total interest-bearing liabilities	529,254	2,887	2.19%	486,325	512	0.42%
Noninterest-bearing liabilities	219,291			214,084
Total liabilities	748,545			700,409
Retained earnings	99,322			97,878
Total liabilities and retained earnings	$847,867			$798,287

Tax-equivalent basis adjustment		(4)			(3)
Net interest and dividend income		$6,890			$6,964
Interest rate spread			2.72%			3.57%
Net interest-earning assets	$270,330			$264,758
Net interest margin (5)			3.46%			3.72%
Average interest-earning assets to average interest-bearing liabilities	151.08%			154.44%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

	Nine Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$17,175	$513	4.00%	$63,646	$137	0.29%
Loans receivable, net	661,320	25,610	5.18%	593,248	20,281	4.57%
Securities
Taxable	95,780	1,194	1.67%	85,682	886	1.38%
Tax-exempt (1)	3,370	55	2.17%	2,567	34	1.77%
FHLBNY stock	1,926	92	6.42%	1,585	58	4.86%
Total interest-earning assets	779,571	27,464	4.71%	746,728	21,396	3.83%
Noninterest-earning assets	48,319			45,729
Total assets	$827,890			$792,457

Interest-bearing liabilities:
Savings accounts (2)	$73,798	$258	0.47%	$86,244	$109	0.17%
NOW accounts (3)	331,024	4,764	1.92%	281,193	457	0.22%
Time deposits (4)	86,682	1,110	1.71%	100,048	720	0.96%
Total interest-bearing deposits	491,504	6,132	1.67%	467,485	1,286	0.37%
Borrowings	24,515	594	3.24%	19,436	323	2.22%
Total interest-bearing liabilities	516,019	6,726	1.74%	486,921	1,609	0.44%
Noninterest-bearing liabilities	208,451			203,490
Total liabilities	724,470			690,411
Retained earnings	103,420			102,046
Total liabilities and retained earnings	$827,890			$792,457

Tax-equivalent basis adjustment		(12)			(7)
Net interest and dividend income		$20,726			$19,780
Interest rate spread			2.97%			3.39%
Net interest-earning assets	$263,552			$259,807
Net interest margin (5)			3.55%			3.54%
Average interest-earning assets toaverage interest-bearing liabilities	151.07%			153.36%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

Net Income. Net income decreased $199,000, or 9.4%, to $1.9 million for the three month period ended June 30, 2023 compared with net income of $2.1 million for the three month period ended June 30, 2022. The decrease was due to lower net interest and dividend income, lower other income, and higher other expenses, partially offset by lower provisions for loan loss.

Net Interest and Dividend Income. Net interest and dividend income decreased $74,000, or 1.1%, to $6.9 million for the three months ended June 30, 2023 from $7.0 million for the three months ended June 30, 2022. The decrease was attributable to a 26 basis point decrease in the Company’s net interest margin to 3.46% for the three months ended June 30, 2023 from 3.72% for the three months ended June 30, 2022, partially offset by a $59.4 million increase in the average balance of loans receivable, net, between the periods.

Interest and Dividend Income. Interest and dividend income increased $2.3 million, or 30.8%, to $9.8 million for the three months ended June 30, 2023 compared with $7.5 million for the three months ended June 30, 2022. The increase was attributable to a 92 basis point increase in the yield on interest-earning assets to 4.91% for the three months ended June 30, 2023 from 3.99% for the three months ended June 30, 2022 as well as a $48.5 million, or 6.5%, increase in the average balance of interest-earning assets. Higher balances of higher-yielding loans receivable funded with lower yielding interest-earning deposits with the Federal Reserve Bank as well as higher market interest rates contributed to the increase in the Company’s interest and dividend income between periods. Partially offsetting the increases were no Paycheck Protection Program loan fees included in interest income on loans receivable for the three months ended June 30, 2023, compared with $98,000 for the three months ended June 30, 2022.

The interest earned on loans receivable, net of allowance for loan loss, increased $2.0 million, or 28.7%, to $9.0 million for the three months ended June 30, 2023 from $7.0 million for the same period prior year. The increase resulted from an 80 basis point increase in the yield on loans receivable, net to 5.37% for the three months ended June 30, 2023 from 4.57% for the three months ended June 30, 2022 as well as a $59.4 million, or 9.6%, increase in the average balance of loans receivable to $675.0 million during the three months ended June 30, 2023 from $615.6 million during the three months ended June 30, 2022.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, increased $267,000, or 60.8%, to $706,000 for the three months ended June 30, 2023 from $439,000 for the three months ended June 30, 2022. The increase was attributable to a 101 basis point increase in the average yield on such assets to 2.33% for the three months ended June 30, 2023 from 1.32% for the three months ended June 30, 2022, partially offset by an $11.6 million, or 8.6%, decrease in the average balance of investment securities and interest-earning deposits to $122.4 million for the three months ended June 30, 2023 from $134.0 million for the three months ended June 30, 2022.

Interest Expense. Interest expense increased $2.4 million, or 463.9%, to $2.9 million for the three months ended June 30, 2023 from $512,000 for the three months ended June 30, 2022. The cost of interest-bearing liabilities increased 177 basis points to 2.19% for the three months ended June 30, 2023 compared with 0.42% for the three months ended June 30, 2022 resulting primarily from higher cost interest-bearing deposits. In addition, the average balance of interest-bearing liabilities increased $42.9 million, or 8.8%, to $529.3 million during the three months ended June 30, 2023 from $485.3 during the three months ended June 30, 2022.

The cost of interest-bearing deposits increased 176 basis points to 2.12% for the quarter ended June 30, 2023 from 0.36% for the quarter ended June 30, 2022 due to the higher market interest rate environment while the average balance increased $31.1 million, or 6.6%, to $501.3 million from $470.2 million. As a result, interest paid on interest-bearing deposits increased $2.2 million to $2.6 million for the three months ended June 30, 2023 compared with $420,000 for the three months ended June 30, 2022.

Interest expense on borrowings increased $147,000, or 159.8%, to $239,000 for the three months ended June 30, 2023 from $92,000 at June 30, 2022. Higher market interest rates resulted in a 113 basis point increase in the cost of borrowings to 3.43% for the three months ended June 30, 2023 from 2.30% for the three months ended June 30, 2022. The average balance of borrowings increased $11.8 million to $28.0 million for the quarter ended June 30, 2023 from $16.1 million for the quarter ended June 30, 2022 to fund the growth in the Company’s loans receivable.

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

After an evaluation of these factors, the Company recorded an $81,000 credit for loan losses for the three months ended June 30, 2023 compared with a $205,000 provision for loan losses for the three months ended June 30, 2022. The lower provision for loan losses resulted from improving economic conditions. The Company recorded $386,000 in loan charge-offs and $1,000 in loan recoveries during the three months ended June 30, 2023 compared with no charge-offs or recoveries during the three months ended June 30, 2022. The Company is pursuing the guarantor of the one commercial business loan totaling $386,000 that was charged-off during the quarter.

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

Other Income. Other income decreased $55,000, or 8.1%, to $621,000 during the three months ended June 30, 2023 compared with $676,000 for the three months ended June 30, 2022. The Company did not record any interest rate swap fees or gains on the sale of OREO during the three months ended June 30, 2023, compared with $76,000 and $67,000, respectively, for the three months ended June 30, 2022. In addition, there were lower gains from the sale of Small Business Administration 7(a) loans, which decreased $31,000 to $103,000 for the three months ended June 30, 2023 from $134,000 for the three months ended June 30, 2022. Offsetting the decline was higher service charge income, which increased $108,000 to $392,000 for the three months ended June 30, 2023 from higher loan prepayment penalties received with the repayment of commercial loans.

Other Expenses. Other expenses increased $454,000, or 10.2%, to $4.9 million during the three months ended June 30, 2023 compared with $4.4 million for the three months ended June 30, 2022. The increase was primarily attributable to higher compensation and benefit expense, which increased $265,000, or 9.8%, to $3.0 million, due to stock award and stock option expenses related to the Company’s 2022 Equity Incentive Plan and increased director fees resulting from the addition of three new directors on September 22, 2022. Higher FDIC deposit insurance premiums, loan servicing expenses, occupancy expenses and other expenses were partially offset by lower marketing and business development expenses.

Income Tax Expense. The Company recorded tax expense of $788,000 on pre-tax income of $2.7 million for the three months ended June 30, 2023, compared to $886,000 on pre-tax income of $3.0 million for the three months ended June 30, 2022. The Company’s effective tax rate for the three months ended June 30, 2023 was 29.1% compared with 29.5% for the three months ended June 30, 2022.

Comparison of Operating Results for the Nine Months Ended June 30, 2023 and 2022

Net Income. Net income increased $35,000 or 0.6%, to $5.5 million during the nine month period ended June 30, 2023 compared with $5.5 million for the nine month period ended June 30, 2022. The increase was due to higher net interest and dividend income, partially offset by higher provisions for loan loss, lower other income and higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $946,000, or 4.8%, to $20.7 million for the nine months ended June 30, 2023 from $19.8 million for the nine months ended June 30, 2022. The increase was attributable to a $68.1 million increase in the average balance of loans receivable, net, as well as a one basis point increase in the Company’s net interest margin to 3.55% for the nine months ended June 30, 2023 from 3.54% for the nine months ended June 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $6.1 million, or 28.3%, to $27.5 million for the nine months ended June 30, 2023 from $21.4 million for the nine months ended June 30, 2022. The increase was attributable to an 88 basis point increase in the yield on interest-earning assets, as well as a $32.8 million, or 4.4%, increase in the average balance of interest-earning assets. Higher balances of higher-yielding loans receivable funded by lower yielding interest-earning deposits with the Federal Reserve Bank as well as higher market interest rates contributed to the increase in the Company’s interest and dividend income between periods. Partially offsetting the increases were no Paycheck Protection Program loan fees included in interest income on loans receivable for the nine months ended June 30, 2023, compared with $828,000 for the nine months ended June 30, 2022.

Interest income earned on loans receivable, net of allowance for loan loss, increased $5.3 million, or 26.3%, to $25.6 million for the nine months ended June 30, 2023 from $20.3 million for the prior year period. The increase resulted from a 61 basis point increase in the yield on interest-earning assets to 5.18% for the nine months ended June 30, 2023 from 4.57% for the nine months ended June 30, 2022 as well as a $68.1 million, or 11.5%, increase in the average balance of loans receivable to $661.3 million during the nine months ended June 30, 2023 from $593.2 million during the nine months ended June 30, 2022.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, increased $700,000, or 66.7%, to $1.8 million for the nine months ended June 30, 2023 from $1.1 million for the nine months ended June 30, 2022. The increase was attributable to a 110 basis point increase in the average yield to 2.03% for the nine months ended June 30, 2023 from 0.93% for the nine months ended June 30, 2022, partially offset by a $35.6 million, or 23.4% decrease in the average balance of investment securities and interest-earning deposits to $116.3 million for the nine months ended June 30, 2023 from $151.9 million for the nine months ended June 30, 2022.

Interest Expense. Interest expense increased $5.1 million, or 318.0%, to $6.7 million for the nine months ended June 30, 2023 compared with $1.6 million for the nine months ended June 30, 2022. The cost of interest-bearing liabilities increased 130 basis points to 1.74% for the nine months ended June 30, 2023 compared with 0.44% for the nine months ended June 30, 2022 resulting primarily from higher cost interest-bearing deposits. In addition, the average balance of interest-bearing liabilities increased $29.1 million, or 6.0%, to $516.0 million during the nine months ended June 30, 2023 from $486.9 million during the nine months ended June 30, 2022.

The average cost of interest-bearing deposits increased 130 basis points to 1.67% for the nine months ended June 30, 2023 from 0.37% for the nine months ended June 30, 2022 due to the higher market interest rate environment while the average balance increased $24.0 million, or 5.1%, to $491.5 million for the nine months ended June 30, 2023 from $467.5 million for the nine months ended June 30, 2022. As a result, interest paid on interest-bearing deposits increased $4.8 million to $6.1 million for the nine months ended June 30, 2023 from $1.3 million for the nine months ended June 30, 2022.

Interest expense on borrowings increased $271,000, or 83.9%, to $594,000 for the nine months ended June 30, 2023 from $323,000 for the prior year period. Higher market interest rates resulted in a 102 basis point increase in the cost of borrowings to 3.24% for the nine months ended June 30, 2023 from 2.22% for the nine months ended June 30, 2022. The average balance of borrowings increased $5.1 million to $24.5 million for the nine months ended June 30, 2023 from $19.4 million for the nine months ended June 30, 2022 to fund the growth in the Company’s loans receivable.

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

After an evaluation of these factors, the Company recorded a provision of $432,000 for the nine months ended June 30, 2023 compared to $376,000 for the nine months ended June 30, 2022. The higher provision for loan losses resulted from growth in the Company’s loan portfolio during the nine months ended June 30, 2023 as well as increased charge-offs. The Company recorded $487,000 in net loan charge-offs during the nine months ended June 30, 2023 compared with $54,000 in net recoveries during the nine months ended June 30, 2022. The Company charged off two commercial business loans totaling $488,000 during the nine months ended June 30, 2023 and is pursuing the guarantors on the loans for collection.

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

Other Income. Other income decreased $46,000, or 2.4%, to $1.9 million during the nine months ended June 30, 2023 compared to $1.9 million for the nine months ended June 30, 2022. The Company did not record any gains on the sale of OREO during the nine months ended June 30, 2023, compared with $67,000 for the nine months ended June 30, 2022. In addition, there were lower gains from the sale of Small Business Administration 7(a) loans, which decreased $68,000 to $485,000 for the nine months ended June 30, 2023 from $553,000 for the nine months ended June 30, 2022. Offsetting the decline was higher service charge income, which increased $97,000 to $957,000 for the nine months ended June 30, 2023 from higher loan prepayment penalties received with the repayment of commercial loans.

Other Expenses. Other expenses increased $701,000, or 5.2%, to $14.3 million during the nine months ended June 30, 2023 from $13.6 million during the nine months ended June 30, 2022. The increase was primarily attributable to higher compensation and benefit expense, which increased $677,000, or 8.4%, to $8.8 million, due to stock award and stock option expenses related to the Company’s 2022 Equity Incentive Plan and increased director fees resulting from the addition of three new directors on September 22, 2022. Higher occupancy expenses, FDIC deposit insurance premiums, loan servicing expenses and other expenses were partially offset by lower professional fees.

Income Tax Expense. The Company recorded tax expense of $2.4 million on pre-tax income of $7.9 million for the nine months ended June 30, 2023, compared to $2.3 million on pre-tax income of $7.7 million for the nine months ended June 30, 2022. The Company’s effective tax rate for the nine months ended June 30, 2023 was 29.9% compared with 29.1% for the nine months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at June 30, 2023, we had an aggregate borrowing capacity of $112.2 million. There has been no material adverse change during the nine months ended June 30, 2023 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2023, the Company had commitments outstanding under letters of credit totaling $663,000, commitments to originate loans totaling $13.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $89.2 million. There has been no material change during the nine months ended June 30, 2023 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2023, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 11.21%, and total qualifying capital as a percentage of risk-weighted assets was 15.92%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

Except for the additional risk factors below, there were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed on December 22, 2022.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and substantially all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank went into receivership, and on March 12, Signature Bank went into receivership.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 77,556 shares of its common stock during the nine months ended June 30, 2023. Through June 30, 2023, the Company held 429,253 shares in treasury that were repurchased at a weighted average price of $11.96 pursuant to stock repurchase plans. On December 8, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares, 261,784 shares of which remained subject to repurchase under the plan.

The following table reports information regarding repurchases of our common stock during the nine months ended June 30, 2023.

		Weighted	Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan
October 1, 2022 through December 31, 2022	2,194	$12.54	337,146
January 1, 2023 through March 31, 2023	54,144	$12.64	283,002
April 1, 2023 through June 30, 2023	21,218	$10.15	261,784
Total for the nine months ended June 30, 2023	77,556	11.96

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2023 and September 30, 2022; (ii) the Consolidated Statements of Income for the three and nine months ended June 30, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2023 and 2022; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended June 30, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 14, 2023	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 14, 2023	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer