Form 10-K
period 2023-09-30
Magyar Bancorp, Inc.
filed 2023-12-15
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-51726

Magyar Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732) 342-7600

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	MGYR	The NASDAQ Stock Market LLC

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

Yes ☑ No☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2023 was $70.6 million. As of December 15, 2023, there were 6,657,798 outstanding shares of the registrant’s Common Stock,

DOCUMENTS INCORPORATED BY REFERENCE

1.       Proxy Statement for the Annual Meeting of Stockholders to be held on February 22, 2024 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2023

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

Magyar Bancorp, Inc.

Magyar Bancorp, Inc. (the “Company”) is a Delaware-chartered corporation which owns 100% of the outstanding shares of common stock of Magyar Bank. Magyar Bancorp, MHC was the former mutual holding company for Magyar Bancorp, Inc. prior to completion of the second-step conversion. In conjunction with the second-step conversion, Magyar Bancorp, MHC ceased to exist. The second-step conversion was completed on July 14, 2021, at which time the Company raised gross proceeds of $39.1 million by selling 3,910,000 shares of common stock at $10.00 per share. Concurrent with the completion of the stock offering, each share of the Company’s common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 1.2213 new shares of Company common stock.

At September 30, 2023, Magyar Bancorp, Inc. had consolidated assets of $907.3 million, total deposits of $755.5 million and stockholders’ equity of $104.8 million. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. The executive office of Magyar Bancorp, Inc. is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600. Magyar Bancorp, Inc. is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”) and the New Jersey Department of Banking and Insurance (“NJDBI”).

Magyar Bank

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922 as a New Jersey building and loan association. In 1954, Magyar Bank converted to a New Jersey savings and loan association, before converting to a New Jersey savings bank charter in 1993. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our seven branch offices located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, and Edison, New Jersey. The telephone number at our main office is (732) 342-7600 and our website is located at www.magbank.com. Information on our website is not and should not be considered a part of this Annual Report.

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in commercial real estate loans, residential mortgage loans, commercial business loans, Small Business Administration (“SBA”) loans, home equity loans, home equity lines of credit, construction loans and investment securities. We also originate consumer loans, which consist primarily of secured demand loans. We originate loans primarily for our loan portfolio. However, from time to time we have sold some of our long-term, fixed-rate residential mortgage loans into the secondary market, while retaining the servicing rights for such loans. In addition, we sell the SBA-guaranteed portion of SBA loans into the secondary market, while retaining the servicing rights for such loans. Our revenues are derived principally from interest on loans and securities, our investment securities consist primarily of mortgage-backed securities and U.S. Government and government-sponsored enterprise obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (“FDIC”).

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2023, our market share of deposits was 1.26% and 0.38% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.11% and 0.42%, respectively, at June 30, 2022.

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

Lending Activities

We originate residential mortgage loans to purchase or refinance residential real property. Residential mortgage loans represented $237.7 million, or 34.1% of our total loans at September 30, 2023. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future, however, to help manage interest rate risk and to increase fee income, we may increase our origination and sale of residential mortgage loans. No loans were held for sale at September 30, 2023. We also originate commercial real estate, commercial business and construction loans. At September 30, 2023, these loans totaled $389.1 million, or 55.8%, $30.2 million, or 4.3%, and $21.9 million, or 3.1%, respectively, of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity lines of credit and stock-secured demand loans. At September 30, 2023, home equity lines of credit and stock-secured demand loans totaled $17.0 million, or 2.4% and $2.4 million, or 0.3%, respectively, of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to four-family residential	$237,683	34.1%	$214,377	34.1%
Commercial real estate	389,134	55.8%	342,791	54.5%
Construction	21,853	3.1%	15,230	2.4%
Home equity lines of credit	16,983	2.4%	18,704	3.0%
Commercial business	30,194	4.3%	34,672	5.5%
Other	2,359	0.3%	3,130	0.5%
Total loans receivable	$698,206	100.0%	$628,904	100.0%
Net deferred loan costs	(806)		(628)
Allowance for loan losses	(8,330)		(8,433)
Total loans receivable, net	$689,070		$619,843

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to			Home Equity
	Four-Family	Commercial		Lines	Commercial
	Residential	Real Estate	Construction	of Credit	Business	Other	Total
	(Dollars in thousands)

One year or less	$1,896	$24,461	$20,152	$3,531	$14,368	$—	$64,408
After one year through five years	3,557	53,570	108	114	7,892	129	65,370
After five years through 15 years	41,455	80,508	20	1,023	3,620	—	126,626
After 15 years	190,775	230,595	1,573	12,315	4,314	2,230	441,802

Total	$237,683	$389,134	$21,853	$16,983	$30,194	$2,359	$698,206

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2023 that are contractually due after September 30, 2024.

	Due After September 30, 2024
	Fixed	Adjustable	Total
	(In thousands)

One-to-four-family residential	$136,258	$99,529	$235,787
Commercial real estate	61,416	303,257	364,673
Construction	107	1,594	1,701
Home equity lines of credit	—	13,452	13,452
Commercial business	7,927	7,899	15,826
Other	136	2,223	2,359

Total	$205,844	$427,954	$633,798

One-to Four-Family Residential Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2023, $237.7 million, or 34.1% of our total loan portfolio, consisted of residential mortgage loans (including home equity loans). Residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from attorneys, real estate brokers, and local builders and are underwritten pursuant to Magyar Bank’s policies and standards. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make residential mortgage loans with a loan-to-value ratio in excess of 95%, which is the upper limit that has been established by the Board of Directors. Mortgage loans have been primarily originated for terms of up to 30 years. Magyar Bank does not originate or purchase “sub-prime” (mortgages granted to borrowers whose credit history is not sufficient to get a conventional mortgage) or option adjustable rate mortgage (“ARM”) mortgage loans. At September 30, 2023, there were $386,000 non-performing residential mortgage loans. During the year ended September 30, 2023, there were no charge-offs against the allowance for loan loss for impaired residential real estate loans while $4,000 was recovered from prior year charge-offs.

We also originate home equity loans secured by residences located in our market area. The underwriting standards we use for home equity loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is 80%. Home equity loans are generally offered with fixed rates of interest with the loan amount not to exceed $500,000 and with terms of up to 30 years. There were no non-performing home equity loans at September 30, 2023 and there were no charge-offs or recoveries for impaired home equity loans during the year ended September 30, 2023.

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

Generally, all fixed-rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market. In the future we may increase our origination and sale of fixed-rate residential mortgage loans to help manage interest rate risk and to increase fee income. There were no fixed-rate mortgage loans sold to Freddie Mac during the year ended September 30, 2023 and there were no loans held for sale at September 30, 2023.

We occasionally purchase residential mortgage loans to augment our internal loan origination efforts. During the year ended September 30, 2023 we purchased fixed-rate and adjustable-rate residential mortgage loans totaling $13.3 million. We underwrite purchased residential mortgage loans using the same criteria as if we were originating the loans. At September 30, 2023, we had $17.4 million of one-to four-family residential mortgage loans that were serviced by other lenders.

At September 30, 2023, we had $137.1 million of fixed-rate residential mortgage loans, which represented 57.7% of our total residential mortgage loan portfolio. At September 30, 2023, our largest fixed-rate residential mortgage loan was $10.0 million. The loan was performing in accordance with its contractual repayment terms at September 30, 2023.

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

Due to historically low interest rate levels until recently, borrowers generally have preferred fixed-rate mortgage loans. Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing. However, these loans have other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. The maximum periodic and lifetime interest rate adjustments also may limit the effectiveness of adjustable-rate mortgage loans during periods of rapidly rising interest rates.

At September 30, 2023, adjustable-rate residential mortgage loans totaled $100.6 million, or 42.3% of our total residential mortgage loan portfolio. The largest adjustable-rate residential mortgage loan was for $2.3 million. The loan was performing in accordance with its contractual repayment terms at September 30, 2023.

In an effort to provide financing for low-and moderate-income home buyers, we offer low-to-moderate income residential mortgage loans. These loans are offered with fixed rates of interest and terms of up to 40 years, and are secured by one-to four-family residential properties. All of these loans are originated using underwriting guidelines of U.S.

government-sponsored enterprises such as Freddie Mac. These loans are originated with maximum loan-to-value ratios of 95%.

All residential mortgage loans we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable if the borrower sells or otherwise disposes of the real property securing the mortgage loan. All borrowers are required to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance on properties securing real estate loans.

Commercial Real Estate Loans. We also originate commercial real estate loans, most of which are secured by properties located in our primary market area. At September 30, 2023, $389.1 million, or 55.8%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, warehouses and retail facilities. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable-rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

The maximum amount of a commercial real estate loan is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $15.8 million. At September 30, 2023, our largest commercial real estate loan was $13.5 million to finance the purchase and operation of a nursing and rehabilitation home in Edison, New Jersey. The original loan amount was 65% of the purchase price, which was lower than the appraised value. The loan was performing in accordance with its terms at September 30, 2023.

There was one non-performing commercial real estate loan totaling $2.2 million at September 30, 2023 compared with no non-performing commercial real estate loans at September 30, 2022. During the year ended September 30, 2023, there were no charge-offs against the allowance for loan loss or recoveries for impaired commercial real estate loans.

Construction Loans. We also originate construction and land acquisition loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2023, our construction loans totaled $21.9 million, or 3.1% of total loans.

At September 30, 2023, construction loans for the development of one-to four-family residential properties totaled $10.9 million. These construction loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and construction of individual homes. Land acquisition loans are limited to 50% to 75% of the sale price of the land. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property (less funds already advanced for land acquisition and site improvement).

At September 30, 2023, construction loans for the development of commercial properties totaled $7.0 million. These construction loans have a maximum term of 24 months. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property.

At September 30, 2023, construction loans for the development of town homes, condominiums and apartment buildings totaled $4.0 million. The maximum loan-to-value ratio limit applicable to these loans is 75% of the appraised value of the property. We may retain up to 10% of each loan advance until the property attains a 90% occupancy level.

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $15.8 million. At September 30, 2023, our largest outstanding construction loan was a $2.8 million loan to finance the construction of a hotel in New Jersey. The loan was performing in accordance with its contractual repayment terms at September 30, 2023. There were two non-performing construction loans totaled $2.5 million at September 30, 2023 compared with one non-performing construction loan totaled $2.8 million at September 30, 2022. During the year ended September 30, 2023, there were no charge-offs against the allowance for loan loss or recoveries for impaired construction loans.

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

Commercial Business Loans. At September 30, 2023, our commercial business loans totaled $30.2 million, or 4.3% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest. The interest rates for adjustable commercial business loans are typically based on the prime rate as published in The Wall Street Journal.

Included in commercial business loans are SBA 7(a) loans, on which the SBA provides guarantees of up to 75% of the principal balance (85% for loans under $150,000). These loans are made for the purposes of providing working capital and financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the State of New Jersey. At September 30, 2023, $9.3 million, or 89.2% of the Company’s SBA loan balances, were to businesses located in the State of New Jersey. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value ratio, lower debt service coverage ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start-up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. We generally sell the guaranteed portions of these SBA loans in the secondary market.

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

The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $15.8 million. At September 30, 2023, our largest commercial business loan was a $4.8 million, and collateralized with cash deposits held at the Bank. This loan was performing according to its repayment terms at September 30, 2023. There were no non-performing commercial real estate loans at September 30, 2023 and 2022. During the year ended September 30, 2023, there were two charge-offs totaling $488,000 against the allowance for loan loss for impaired commercial business loans and no recoveries.

Home Equity Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2023, these loans totaled $17.0 million, or 2.4% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

The maximum amount of a home equity line of credit loan is limited by our loans-to-one-borrower limit, which is 15% of Magyar Bank’s capital, or $15.8 million. At September 30, 2023, our largest home equity line of credit loan was $986,000. The loan was performing according to its terms at September 30, 2023. During the year ended September 30, 2023, there were no charge-offs against the allowance for loan loss or recoveries for impaired home equity lines of credit or other loans.

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

At September 30, 2023, stock-secured and other loans totaled $2.4 million, or 0.3% of our total net loan portfolio. Generally, we limit the aggregate amount of loans secured by the common stock of any one corporation to 15% of Magyar Bank’s capital, or $15.8 million. At September 30, 2023, loans totaling $2.2 million, or 0.3% of our loan portfolio, were secured by the common stock of Johnson & Johnson, a New York Stock Exchange company that operates a number of facilities in our market area. Although these loans are underwritten based on the ability of the individual borrower to repay the loan, the concentration of our portfolio secured by this stock subjects us to the risk of a decline in the market price of the stock and, therefore, a reduction in the value of the collateral securing these loans. As of September 30, 2023, the aggregate loan-to-value ratio of the stock-secured portfolio was 16.7%.

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

Generally, we retain in our portfolio substantially all loans that we originate. Historically, we have not originated a significant number of loans for the purpose of selling them in the secondary market. In the future, however, to help manage our interest rate risk and to increase fee income, we may increase our origination and sale of fixed-rate residential loans and commercial business loans guaranteed by the SBA. All one-to four-family residential mortgage loans that we sell in the secondary market are sold with servicing rights retained pursuant to master commitments negotiated with Freddie Mac. We sell our loans to Freddie Mac without recourse. No loans were held for sale at September 30, 2023.

At September 30, 2023, we were servicing SBA-guaranteed and commercial participation loans sold in the amount of $35.5 million and $10.7 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At September 30, 2023, we had $21.2 million of loan participation interests in which we were the lead lender, and $16.6 million in loan participations in which we were not the lead lender. There were no commercial real estate loan participations originated during the year ended September 30, 2023. We have entered into certain loan participations when the aggregate outstanding balance of a particular customer relationship exceeds our loan-to-one-borrower limit. All loan participations are loans secured by real estate that adhere to our loan policies. At September 30, 2023, all participation loans were performing in accordance with their terms.

During the fiscal year ended September 30, 2023, we originated $94.8 million of fixed-rate and adjustable-rate commercial real estate loans and $46.9 million of fixed-rate and adjustable-rate one-to four-family residential mortgage loans. The fixed-rate loans are primarily loans with terms of 30 years or less. We also originated $16.6 million of home equity lines of credit and other loans, $27.1 million of construction loans and $3.0 million of commercial business loans.

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

Non-Performing Assets. The following table sets forth the amounts and categories of our non-accrual assets at the dates indicated.

	September 30,
	2023	2022
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$386	$—
Commercial real estate	2,224	—
Construction	2,474	2,835
Total non-accrual loans	$5,084	$2,835

Allowance for loan losses:	$8,330	$8,433

Ratios:
Total non-accrual loans to total loans	0.73%	0.45%
Allowance for loan loss to total non-accrual loans	163.85%	297.46%

Commercial business, commercial real estate and construction loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2023, our portfolio of commercial business, commercial real estate and construction loans totaled $441.2 million, or 63.2% of our total loans, compared to $392.7 million, or 62.4% of our total loans, at September 30, 2022.

We account for our impaired loans in accordance with generally accepted accounting principles, which require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price less estimated costs of disposal, or the fair value of the collateral less estimated costs of disposal if the loan is collateral dependent. Regardless of the measurement method, a creditor may measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

We record cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. We generally continue to recognize interest income on impaired loans that are performing.

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. There was one new TDR loan during the fiscal year ended September 30, 2023. For comparison purposes, there were no new TDR loans during the fiscal year ended September 30, 2022.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2023
One-to four-family residential	4	$568	2	$386	6	$954
Commercial real estate	1	116	1	2,224	2	2,340
Construction	—	—	2	2,474	2	2,474
Total	5	$684	5	$5,084	10	$5,768

At September 30, 2022
One-to four-family residential	1	$174	—	$—	1	$174
Commercial real estate	1	387	—	—	1	387
Construction	—	—	1	2,835	1	2,835
Total	2	$561	1	$2,835	3	$3,396

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

We held one OREO property totaling $328,000 at September 30, 2023, an increase of $47,000, or 16.7% from $281,000 at September 30, 2022.

Classified Assets. Federal banking regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. On the basis of our review at September 30, 2023, classified assets consisted of $116,000 in special mention loans, $5.6 million in substandard loans, and $328,000 in substandard OREO.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management deems necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses in our loan portfolio both probable and reasonably estimable, and changes in the nature and volume of loan activities. along with the general economic and real estate market conditions. Management further evaluates risk characteristics of the loan portfolio and considers the borrowers, past and expected loan loss experience and other risk factors that enable for the management to establish an adequate reserve. The loan portfolio are analyzed on a continuous basis and periodically by management. The allowance for loan losses as of September 30, 2023 was maintained at a level that represents management’s best estimate of losses in the loan portfolio both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a current expected credit loss (“CECL”) model and require entities to record allowances for loan loss. It does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan. Accordingly, the Company expects that the adoption of the CECL model on October 1, 2023 will affect how it determines the allowance for loan losses.

In addition, as an integral part of their examination process, the NJDBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The provision for loan losses increased $77,000, or 25.3%, to $381,000 for the year ended September 30, 2023 compared to $304,000 for the year ended September 30, 2022. The increase was attributable to a $69.3 million, or 11.2% increase in loan receivable to $698.2 million at September 30, 2023 compared with $628.9 million at September 30, 2022. In addition, non-performing loans increased $2.2 million, or 79.3%, to $5.1 million at September 30, 2023 compared with $2.8 million at September 30, 2022.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	September 30,
	2023	2022
	(Dollars in thousands)

Balance at beginning of year	$8,433	$8,075

Net charge-offs (recoveries):
One-to four-family residential	(4)	(1)
Commercial real estate	—	(53)
Commercial business	488	—
Total net charge-offs (recoveries)	484	(54)

Provision for loan losses	381	304

Balance at end of year	$8,330	$8,433

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.07%	-0.01%
Allowance for loan losses to total non-accrual assets	163.8%	297.5%
Allowance for loan losses to total loans	1.19%	1.34%

The following table presents the net charge-offs as a percentage of the average loans outstanding for each loan category during the year ended September 30, 2023 for each loan category.

As a Percentage
of Average Loans
September 30, 2023	Amount	in Category
(Dollars in thousands)
Charge-offs:
One-to four-family residential	$—	—%
Commercial real estate	—	—%
Construction	—	—%
Home equity lines of credit	—	—%
Commercial business	488	0.07%
Total net charge-offs	$488	0.07%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance to the total allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

		% of Loans
		In Category to
	Amount	Total Loans
	(Dollars in thousands)
At September 30, 2023
One-to four-family residential	$1,259	34.1%
Commercial real estate	5,277	55.8%
Construction	472	3.1%
Home equity lines of credit	207	2.4%
Commercial business	939	4.3%
Other	2	0.3%
Unallocated	174	0.0%
Total allowance for loan losses	$8,330	100.0%

At September 30, 2022
One-to four-family residential	$1,223	34.1%
Commercial real estate	4,612	54.5%
Construction	461	2.4%
Home equity lines of credit	263	3.0%
Commercial business	1,484	5.5%
Other	1	0.5%
Unallocated	389	0.0%
Total allowance for loan losses	$8,433	100.0%

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

At September 30, 2023, our securities portfolio totaled $96.0 million, or 10.6% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At September 30, 2023, $85.8 million of our investment securities were classified as held-to-maturity and reported at amortized cost and $10.1 million were classified as available-for-sale at fair value. The Company did not hold any investment securities classified as held-for-trading at September 30, 2023.

U.S. Government Agency and Government-Sponsored Enterprise Obligations. At September 30, 2023, our U.S. Government Agency and Government-Sponsored Enterprise Obligations totaled $89.3 million, or 93.0% of our total securities portfolio. Of this amount, $65.8 million were mortgage-backed securities at September 30, 2023, and $23.5 million were debt securities. While these securities generally provide lower yields than other securities in our securities portfolio. We hold these securities to the extent appropriate, for liquidity purposes and as collateral for certain deposits or borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. To a lesser extent, we also invest in mortgage-backed securities issued or sponsored by private issuers. At September 30, 2023, our mortgage-backed securities, including CMOs, totaled $66.0 million, or 68.8%, of our total securities portfolio. Included in this balance was a $207,000 mortgage-backed security issued by a private issuer. Our policy is to limit purchases of privately issued mortgage-backed securities to non-high risk securities rated “A” or higher by a nationally recognized credit rating agency. High risk securities generally are defined as those exhibiting significantly greater volatility of estimated average life and price due to changes in interest rates than 30-year fixed rate securities.

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

Our mortgage-backed securities portfolio had a weighted average yield of 2.24% at September 30, 2023. The estimated fair value of our mortgage-backed securities portfolio at September 30, 2023 was $56.6 million, which was $11.3 million less than the amortized cost. Mortgage-backed securities in Magyar Bank’s portfolio do not contain sub-prime mortgage loans.

State and municipal bond. At September 30, 2023, the Bank held seven state and political subdivision investments totaling $3.5 million.

Corporate and Other Securities. At September 30, 2023, the Bank held one corporate note issued by Wells Fargo Bank totaling $3.0 million. Our Investment Policy allows for the purchase of such instruments and requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 25% of Magyar Bank’s investment portfolio in corporate debt obligations and up to 15% of Magyar Bank’s capital in any one issuer.

Equity Securities. At September 30, 2023, we held no equity securities other than $2.3 million in Federal Home Loan Bank of New York (“FHLBNY”) stock. The investment in FHLBNY stock is classified as a restricted security, carried at cost and evaluated for impairment. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments other than the FHLBNY are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Portfolio Maturities and Yields. The maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The weighted average yield is determined using a yield calculated from the contractual interest rate adjusted for the amortization/accretion of premium/discount paid to purchase the security, if any, expected to be recognized during its average life. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

		More Than One	More Than Five
	One Year	Year Through	Years Through	More Than
September 30, 2023	or Less	Five Years	Ten Years	Ten Years
	(Dollars in thousands)

Obligations of U.S. government agencies:
Mortgage backed securities - residential	—%	—%	—%	2.53%
Mortgage backed securities - commercial	—%	—%	5.58%	5.55%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	2.42%	4.07%	2.62%	1.71%
Debt securities	1.06%	0.85%	1.00%	—%
Private label mortgage-backed securities-residential	—%	—%	5.05%	—%
Obligations of U.S. states and political subdivisions	—%	3.40%	1.90%	1.91%
Corporate securities	—%	2.98%	—%	—%

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

Deposits. Our deposits are generated primarily from customers within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2023, we had $13.8 million in brokered deposits.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2023, $104.7 million, or 13.9% of our deposit accounts, were certificates of deposit (including individual retirement accounts).

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2023			2022
			Weighted			Weighted
			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$188,550	24.96%	0.00%	$182,417	27.32%	0.00%
Savings accounts	62,168	8.23%	0.54%	81,850	12.26%	0.33%
NOW accounts	115,182	15.25%	1.67%	98,643	14.77%	0.93%
Money market accounts	284,885	37.71%	3.01%	222,214	33.28%	1.27%
Certificates of deposit	92,725	12.27%	3.03%	69,929	10.47%	0.95%
Retirement accounts	11,943	1.58%	2.19%	12,680	1.90%	0.81%

Total deposits	$755,453	100.00%	1.84%	$667,733	100.00%	0.72%

At September 30, 2023 and 2022, the aggregate deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance, were $429.9 million and $292.4 million, respectively. The estimated amount of deposits that were neither insured nor collateralized was $109.3 million at September 30, 2023. We had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the maturity of certificates of deposits with individual account balances exceeding $250,000 at September 30, 2023.

September 30,
2023
(In thousands)
Maturity Period:
Three months or less	$1,576
Over three through six months	3,234
Over six through twelve months	2,702
Over twelve months	8,989

Total	$16,501

At September 30, 2023 $43.8 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Borrowings. Borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) increased $13.9 million, or 88.9%, to $29.5 million at September 30, 2023 from $15.6 million at September 30, 2022 to fund loan originations. The borrowings represent 3.7% of total liabilities and had a weighted average interest rate of 3.27% at September 30, 2023. Based on eligible collateral pledged to the FHLBNY at September 30, 2023, we had an aggregate borrowing capacity of $230.1 million with the FHLBNY.

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

Employees and Human Capital Resources

At September 30, 2023 we employed 89 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, our branches and operations centers remained open and in-person during the year ended September 30, 2023. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a minimum.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2023, 39% of our current staff had been with us for ten years or more.

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

Net Operating Loss Carryovers. At September 30, 2023, a financial institution was able to carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At September 30, 2023, we did not have any federal or state net operating loss carry forwards available to offset future taxable income for tax reporting purposes.

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

State Taxation

New Jersey State Taxation. The income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. For the tax years ending after July 31, 2019, New Jersey tax law requires members of an affiliated group where there is common ownership to calculate their corporation business tax on a combined or consolidated basis. Magyar Bancorp, Inc., Magyar Bank, Magyar Service Corporation, and Magyar Investment Company have filed a New Jersey tax return on a consolidated basis for the year ended September 30, 2022 and intend to file on a consolidated basis for the year ended September 30, 2023.

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

SUPERVISION AND REGULATION

General

Magyar Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Magyar Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the FDIC as deposit insurer and its primary federal regulator. Magyar Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Magyar Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Magyar Bancorp, Inc., as a bank holding company controlling Magyar Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), the rules and regulations of the FRB under the BHCA the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”), and to the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Magyar Bank and Magyar Bancorp, Inc. are required to file reports with, and otherwise comply with the rules and regulations of the FRB and the Commissioner. Magyar Bancorp, Inc. is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including Magyar Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “Federal Banking Regulation-Capital Requirements.”

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

Federal Banking Regulation

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to total assets leverage ratio.

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

At September 30, 2023, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 14.97%, total capital to risk-based assets ratio was 16.22%, and Tier 1 capital to total assets leverage ratio was 11.11%. At September 30, 2022, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 15.22%, total capital to risk-based assets ratio was 16.47%, and Tier 1 capital to total assets leverage ratio was 11.13%.

Legislation enacted in 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% Tier 1 equity/consolidated assets (the “Community Bank Leverage Ratio”). The Community Bank Leverage Ratio is available to institutions with less than $10 billion of assets that meet certain other requirements. Institutions with capital meeting or exceeding the specified requirements and electing to follow the alternative regulatory capital structure will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The federal banking agencies adopted final regulations that set 9.0% as the minimum capital for the Community Bank Leverage Ratio, effective January 1, 2020. A qualifying institution may opt in and out of the Community Bank Leverage Ratio framework on its quarterly call report. An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the Community Bank Leverage Ratio requirements or comply with the general capital regulations, including the risk-based capital requirements. Magyar Bank has not elected to use the Community Bank Leverage Ratio.

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

The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

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

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC-insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

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

Federal Home Loan Bank System. Magyar Bank is a member of the Federal Home Loan Bank system, which consists of eleven regional federal home loan banks, each subject to supervision and regulation by the Federal Housing Finance Agency. The federal home loan banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. Magyar Bank, as a member of the FHLBNY, is required to purchase and hold shares of capital stock in the FHLBNY in specified amounts.

As of September 30, 2023, Magyar Bank was in compliance with these requirements.

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Magyar Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, unsafe or unsound practices or non-compliance with agency conditions or agreements.

Deposit Insurance. The DIF of the FDIC insures deposits at Federal Deposit Insurance Corporation insured financial institutions such as Magyar Bank generally up to a maximum of $250,000 per separately insured depositor.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 32 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.

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

Transactions with Affiliates of Magyar Bank. Magyar Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the FRB. An affiliate includes, among other things, a company that controls, is controlled by, or is under common control with an insured depository institution, such as Magyar Bancorp, Inc. In general, “covered transactions,” as defined by these authorities, between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, covered transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s capital stock and surplus for transactions with any one affiliate, and 20% of the institution’s capital stock and surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates for a savings bank to engage in a credit transaction with them. In addition, “covered transactions” with affiliates must be on terms and conditions consistent with safe and sound banking practices, and generally may not involve low-quality assets. Transactions with affiliates must generally be on terms and under circumstances that are substantially the same, or at least as favorable to the institution, as comparable transactions involving non-affiliates. Magyar Bank is currently in compliance with these requirements.

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

Community Reinvestment Act. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighbourhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA. On October 24, 2023, the FDIC, the FRB, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. We received an “Outstanding” CRA rating in our most recently completed federal examination, which was conducted by the FDIC in 2022.

Consumer Protection. Magyar Bank and Magyar Bancorp are subject to federal and state fair lending laws. The Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. In addition, Magyar Bank and Magyar Bancorp are subject to other federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach Bliley Act, the Truth in Lending Act (“TILA”), the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services. Further, the Consumer Financial Protection Bureau has broad authority to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The failure to comply with these laws could result in enforcement actions by the federal banking agencies, as well as other federal regulatory agencies and the Department of Justice.

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

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any entities controlled by any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to member banks, which is comparable to the loans-to-one-borrower limit applicable to Magyar Bank’s loans. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus, and in no event more than $100,000. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, loans to an insider’s related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

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

Federal Reserve System

FRB regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At September 30, 2023, Magyar Bank was in compliance with the FRB’s reserve requirements. Savings banks, such as Magyar Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Magyar Bank is deemed by the FRB to be generally sound and thus is eligible to obtain secondary credit from its FRB. Generally, secondary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest above the Federal Open Market Committee’s federal funds target rate.

The Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) require Magyar Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime. Together, the BSA and USA PATRIOT Act require Magyar Bank to implement internal controls, conduct customer due diligence, maintain records, and file reports. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance.

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. Bank holding companies are generally subject to consolidated capital requirements established by the FRB. Bank holding companies under $3.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and required the promulgation of implementing regulations. Under the prompt corrective action provisions of the Dodd-Frank Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See “Federal Banking Regulation—Prompt Corrective Action.” If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

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

Bank holding companies that elect to be a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature, including investment banking and insurance underwriting. Magyar Bancorp, Inc. has not elected to be a financial holding company, although it may seek to do so in the future. Bank holding companies may elect to become a financial holding company if:

●	each of its depository institution subsidiaries is “well capitalized;”
●	each of its depository institution subsidiaries is “well managed;”
●	each of its depository institution subsidiaries has at least a “satisfactory” CRA rating at its most recent examination; and
●	the bank holding company has filed a certification with the FRB stating that it elects to become a financial holding company.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25.0 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

The Company’s business, financial condition, results of operations and the trading price of its securities can be materially and adversely affected by many events and conditions including the following:

•	risks to the capital markets that may impact the performance of the investment securities portfolio of the Company, as well as limit our access to capital markets and other funding sources;

•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls;

•	declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio in the markets served by the Company;

•	if the economy is unable to substantially reopen or reopen in an efficient manner, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may continue to decline in value, which could cause loan losses to increase;

•	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•	as the result of the increase in the Federal Reserve Board’s target federal funds rate, the cost on interest-bearing liabilities may greater than the yield on interest-earning assets, or reducing the net interest margin, spread and reducing net income;

•	cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company; and

•	increasing or protracted volatility in the price of the Company’s common stock.

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

Our small size may make it more difficult for us to compete.

Our asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities and insurance brokerage. Finally, as an institution smaller than many in our market area, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Interest Rate and Asset Quality

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board increased benchmark interest rates significantly in response to control the inflation. In recent periods, market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates could have an adverse effect on our net interest income and profitability.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2023, the fair value of our total securities portfolio was $83.9 million. The unrealized net loss on securities totaled $14.1 million on a pre-tax basis at September 30, 2023.

We evaluate interest rate sensitivity using models that estimate the change in Magyar Bank’s net interest income over a range of interest rate scenarios. At September 30, 2023, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $391,000, or 1.3%, increase in net interest income in the first year following the change in interest rates, and a $1.8 million, or 5.3%, increase in net interest income in the second year following the change in interest rates. At September 30, 2023, in the event of an immediate 200 basis point decrease in interest rates, the model projects that we would experience a $661,000, or 2.1%, decrease in net interest income in the first year following the change in interest rates, and a $2.3 million, or 6.9%, decrease in net interest income in the second year following the change in interest rates.

At September 30, 2023, our available-for-sale securities portfolio at fair value totaled $10.1 million, which consisted entirely of mortgage-backed securities. To the extent interest rates increase and the value of our available-for-sale portfolio increases, our stockholders’ equity will be affected accordingly.

Because We Intend to Continue our Emphasis on the Origination of Commercial Business Loans and Commercial Real Estate Loans, Our Lending Risk Has Increased in Recent Years and May Increase in Future Years.

At September 30, 2023, our portfolio of commercial real estate and commercial business loans totaled $419.3 million, or 60.1% of our total loans, compared to $377.5 million, or 60.0% of our total loans at September 30, 2022 and $349.6 million, or 58.8% of our total loans at September 30, 2021. It is our intent to continue to emphasize the origination of commercial business and commercial real estate loans. Commercial business and commercial real estate loans generally have more risk than one-to four-family residential mortgage loans. At September 30, 2023, there was one non-performing commercial real estate loan totaling $2.2 million and no non-performing commercial business loans compared with no non-performing commercial real estate or commercial business loans at September 30, 2022.

Because the repayment of commercial business and commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of these loans has been and may continue to be affected by adverse conditions in the real estate market or the local economy. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial business and commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial business or commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one-to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, requiring additions to our allowance, which could materially decrease our net income. The allowance for loan losses decreased by $103,000 during the year ended September 30, 2023 to $8.3 million from $8.4 million for the year ended September 30, 2022. The allowance for loan losses as a percentage of non-performing loans decreased to 163.9% at September 30, 2023 compared with 297.5% at September 30, 2022. At September 30, 2023 our allowance for loan losses as a percentage of total loans was 1.19%, compared with 1.34% at September 30, 2022.

Future increases in the allowance for loan losses may be necessary based on possible future increases in total loans receivable, increases in non-performing loans and charge-offs, deterioration of collateral values securing impaired real estate loans, and deterioration of the current economic environment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Based on this review, we believe our allowance for loan losses is adequate to absorb losses in our loan portfolio as of September 30, 2023.

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

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

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

The Federal Reserve Board may require us to commit capital resources to support Magyar Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Thus, any borrowing that must be done by Magyar Bancorp to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

Other Risks Associated with Our Business

Our Certificate of Incorporation Provides That, Subject to Limited Exception, a State or Federal Court in the State of Delaware is the Sole and Exclusive Forum for Certain Stockholder Litigation Matters, Which Could Limit Our Stockholders’ Ability to Obtain a Favorable Judicial Forum for Disputes With Us or Our Directors, Officers, and Other Employees .

The Company’s certificate of incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine will be conducted in a state or federal court in the State of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision does not apply to claims arising under the federal securities laws. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with the Company and its directors, officers, and other employees or may cause a stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

Our Funding Sources may Prove Insufficient to Replace Deposits at Maturity and Support Our Future Growth. A Lack of Liquidity Could Adversely Affect Our Financial Condition and Results of Operations and Result In Regulatory Limits Being Placed on Us.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources may include Federal Home Loan Bank advances, federal funds purchased and brokered certificates of deposit. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.

Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

We rely on municipal deposits as a source of funds for our lending and investment activities. If we are unable to retain, or are forced to pay a higher rate on, these deposits, our net income and liquidity could be adversely affected. Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations. At September 30, 2023, $246.4 million, or 32.6% of our total deposits, consisted of municipal deposits from local government entities. Several of our municipal deposits have high average balances. Given our dependence on high-average balance municipal funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

ITEM 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 2.	Properties

The following table provides certain information with respect to our offices as of September 30, 2023:

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
Edison, New Jersey, 08837

The net book value of our premises, land and equipment was approximately $13.3 million and $13.9 million at September 30, 2023 and 2022, respectively.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

In the ordinary course of business, we are a party to various legal actions which are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability as of September 30, 2023 is believed to be immaterial to our consolidated financial position, results of operations and cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Our shares of common stock are traded on the NASDAQ Stock Market LLC under the symbol “MGYR.” The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2023 was 591. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company declared five dividends totaling $0.20 per share paid to common shareholders during the year ended September 30, 2023. In the future, the Company intends to continue to pay a regular cash dividend. In determining whether and in what amount to pay a cash dividend, the Board will continue to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will continue to be paid or that, if paid, will not be reduced. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Business- Supervision and Regulation- New Jersey Banking Regulation-Dividends.”

Other than its employee stock ownership plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Magyar Bancorp’s equity compensation plans.

	Number of securities to		Number of
	be issued upon exercise	Weighted	securities remaining
	of outstanding options	average exercise	available for
September 30, 2023	and rights	price*	issuance under plan

Stock options	293,200	$12.58	97,800
Shares of restricted stock	124,320	—	—
Total	417,520	$12.58	97,800

* Reflects exercise price of stock options only.

(b)	Not applicable.
(c)	Share repurchases.

On December 8, 2022, the Company announced the completion of its third stock repurchase program, under which 354,891 shares had been repurchased at an average price of $12.90. The Company announced its fourth authorization of an additional stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares, under which 100,830 shares had been repurchased at an average price of $11.80 at September 30, 2023. Under this stock repurchase program, 236,316 shares of the 337,146 shares authorized remained available for repurchase as of September 30, 2023. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 423,641 at September 30, 2023. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2023.

		Weighted	Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Periods	Purchased	Per Share	Under the Plan
July 1, 2023 through July 31, 2023	7,160	$11.99	254,624
August 1, 2023 through August 31, 2023	11,121	$12.15	243,503
September 1, 2023 through September 30, 2023	7,187	$11.48	236,316

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the year ended September 30, 2023, the Company’s total assets grew $108.7 million, or 13.6%, to $907.3 million compared with $798.5 million at September 30, 2022. The increase was attributable to a $69.2 million increase in net loans receivable and a $41.3 million increase in interest-earning deposits with banks, offset by a $4.9 million decrease in investment securities.

Total deposits increased $87.7 million, or 13.1%, to $755.5 million and stockholders’ equity increased $6.3 million, or 6.4%, to $104.8 million during the year ended September 30, 2023

The Company’s net income decreased $210,000, or 2.7%, to $7.7 million during the year ended September 30, 2023 compared with net income of $7.9 million for the year ended September 30, 2022.

Throughout fiscal 2024, we expect to continue increasing our commercial real estate and commercial business loans while managing non-interest expenses in an effort to increase profitability of the Company.

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

The Company will adopt Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments on October 1, 2023, using a modified retrospective approach. The Company’s implementation process includes scoping, segmentation and the design of a methodology appropriate for each respective financial instrument. The process also includes the development of loss forecasting models as well as the incorporation of qualitative adjustments. Evaluation of technical accounting topics, updates to our allowance policy documentation, model validation, governance and reporting, processes and related internal controls, as well as overall operational readiness has been completed throughout September 30, 2023 in preparation for adoption.

Based on analyses performed during the quarter ending September 30, 2023, as well as an implementation analysis utilizing exposures and forecasts of economic conditions as of September 30, 2023, the Company recorded a reduction to its allowance for credit losses on October 1, 2023 in the amount of $492,000. The reduction was comprised of a reduction in the allowance for on-balance sheet exposures, which includes held to maturity debt securities, totaling $1.0 million and an increase in the allowance for off-balance sheet exposures, which includes unfunded commitments, totaling $540,000. The impact will be reflected as a cumulative effect adjustment, net of taxes. The change in the allowance for credit losses upon adoption will not have a material effect on the Company’s capital and regulatory capital amounts and ratios.

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

Comparison of Financial Condition at September 30, 2023 and September 30, 2022

Total Assets. Total assets increased $108.7 million, or 13.6%, to $907.3 million during the year ended September 30, 2023 compared with $798.5 million at September 30, 2022. The change was attributable to a $69.2 million, or 11.2%. increase in loans receivable, net of allowance for loan loss, to $689.1 million and a $41.3 million, or 147.1%, increase in interest-earning deposits with banks to $69.4 million, partially offset by a $4.9 million, or 4.9%, decrease in investment securities to $96.0 million.

Loans Receivable. Total loans receivable increased $69.3 million, or 11.0%, to $698.2 million at September 30, 2023 from $628.9 million at September 30, 2022. Growth occurred in commercial real estate loans, which increased $46.3 million, or 13.5%, to $389.1 million, in one-to four-family residential mortgage loans (including home equity lines of credit), which increased $21.6 million, or 9.3%, to $254.7 million, and in construction loans, which increased $6.6 million, or 43.5%, to $21.9 million. Offsetting these increases were decreases in commercial business loans, which decreased $4.5 million, or 12.9%, to $30.2 million and in other consumer loans, which decreased $771,000, or 24.6%, to $2.3 million.

Total loans receivable at September 30, 2023 were comprised of $389.1 million (55.8%) in commercial real estate loans, $237.7 million (34.1%) in one- to four- family residential mortgage loans, $30.2 million (4.3%) in commercial business loans, $21.9 million (3.1%) in construction loans, and $19.3 million (2.8%) in home equity lines of credit and other loans. For comparison, total loans receivable at September 30, 2022 were comprised of $342.8 million (54.5%) in commercial real estate loans, $214.4 million (34.1%) in one- to four- family residential mortgage loans, $34.7 million (5.5%) in commercial business loans, $15.2 million (2.4%) in construction loans, and $21.8 million (3.5%) in home equity lines of credit and other loans.

Total non-performing loans increased $2.2 million, or 79.3%, to $5.1 million at September 30, 2023 from $2.8 million at September 30, 2022. The ratio of non-performing loans to total loans was 0.7% at September 30, 2023 compared to 0.5% at September 30, 2022.

There were two non-performing one-to four-family residential loans totaling $386,000, at September 30, 2023 compared with none at September 30, 2022. The weighted average loan-to-value of these properties was 35% based on updated appraisals of the real estate securing the loans. During the year ended September 30, 2023, there were no charge-offs against the allowance for loan loss for one-to four-family residential real estate loans while $4,000 was recovered from prior year charge-offs.

There was one non-performing commercial real estate loan totaling $2.2 million at September 30, 2023, compared with none at September 30, 2022. The loan-to-value of this property was 82% based on an updated appraisal of the real estate securing the loan. Magyar Bank had begun foreclosure proceedings on the property securing this loan and pursuing judgments against the guarantors of the loan at September 30, 2023. During the year ended September 30, 2023 there were no charge-offs against the allowance for loan loss or recoveries for commercial real estate loans.

There were no non-performing commercial business loans at September 30, 2023 or 2022. During the year ended September 30, 2023 there were two charge-offs totaling $488,000 against the allowance for loan loss for commercial business loans and no recoveries from prior year charge-offs.

There were two non-performing construction loans totaling $2.5 million at September 30, 2023 compared with $2.8 million at September 30, 2022. The weighted average loan-to-value of these properties was 54% based on updated appraisals of the real estate securing the loans. Magyar Bank had begun foreclosure proceedings on the properties securing these loans and pursuing judgments against the guarantors of the loans at September 30, 2023. During the year ended September 30, 2023, there were no charge-offs against the allowance for loan loss or recoveries for construction loans.

The ratio of non-performing loans to total loans receivable increased to 0.73% at September 30, 2023 from 0.45% at September 30, 2022. The allowance for loan losses decreased $103,000 to $8.3 million, or 163.9% of non-performing loans at September 30, 2023 compared with $8.4 million, or 297.5% of non-performing loans at September 30, 2022. Provisions for loan loss during the year ended September 30, 2023 were $381,000 while net charge-offs were $484,000, compared with a provision of $304,000 and a net recovery of $54,000 for the prior year. The allowance for loan losses was 1.19% and 1.34% of gross loans outstanding at September 30, 2023 and 2022, respectively. The allowance for loan loss decreased in amount and as a percentage of gross loans during the year from higher balances of lower risk loans and lower balances of higher risk loans in addition to lower adjustments to the historical loss for all loan categories for improving economic conditions.

Investment Securities. Investment securities decreased $4.9 million, or 4.9%, to $96.0 million at September 30, 2023 from $100.9 million at September 30, 2022. Investment securities at September 30, 2023 consisted of $65.8 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $23.5 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $3.5 million in municipal bonds and

$207,000 in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities for the year ended September 30, 2023.

Securities available-for-sale increased $896,000, or 9.7%, to $10.1 million at September 30, 2023 from $9.2 million at September 30, 2022. The increase was attributable to purchases totaling $2.0 million, partially offset by principal repayments totaling $970,000, premium amortization of $51,000 and unrealized losses of $47,000.

Securities held-to-maturity decreased $5.8 million, or 6.3%, to $85.8 million at September 30, 2023 from $91.6 million at September 30, 2022. The decrease was the attributable to principal repayments and maturities totaling $10.3 million and premium amortization of $85,000, partially offset by purchases totaling $4.6 million.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and officers of Magyar Bank increased $370,000, or 2.7%, to $18.0 million at September 30, 2023 from $17.7 million at September 30, 2022. The change was due to an increase in the cash surrender value of the policies. The Company did not purchase any new life insurance policies during the year ended September 30, 2023.

Other Real Estate Owned. OREO increased $47,000, or 16.7%, to $328,000 at September 30, 2023 from $281,000 at September 30, 2022. The change was due to the capital improvements to the one OREO property held by the Bank, which was under contract for sale at September 30, 2023.

Deposits. Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, money market deposits, savings deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. The Company continues to focus on establishing relationships with businesses, seeking deposits as well as lending relationships.

Total deposits increased $87.7 million, or 13.1%, to $755.5 million at September 30, 2023 from $667.7 million at September 30, 2022. The increase in deposits during the year ended September 30, 2023 occurred in money market account balances, which increased $62.7 million, or 28.2%, to $284.9 million, in certificates of deposit (including individual retirement accounts) which increased $22.1 million, or 26.7%, to $104.7 million, in interest-bearing checking account balances, which increased $16.5 million, or 16.8% to $115.2 million, and in non-interest checking account balances, which increased $6.1 million, or 3.4%, to $188.5 million. Offsetting these increases was a decline in savings account balances, which decreased $19.7 million, or 24.1%, to $62.2 million. Included in the Company’s total deposits were $13.8 million in brokered certificates of deposits.

The Company held $246.4 million in municipal depositor deposits at September 30, 2023, which represents 32.6% of total deposits. Under State of New Jersey legislation, municipal deposits exceeding 70% of the Bank’s capital must be collateralized. Magyar Bank was in compliance with the State’s requirements at September 30, 2023.

The FDIC provides $250,000 of deposit insurance per depositor for each account ownership category. Depositors may qualify for coverage over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. Included in the Company’s total deposits at September 30, 2023 was an estimated $109.3 million that was not collateralized and exceeded the FDIC’s insurance coverage limit.

The Company’s deposit strategy in 2023 focused on growing its non-interest checking account balances and managing the overall cost of its interest-bearing liabilities during a period of rapidly rising market interest rates.

Borrowed Funds. Borrowings increased $13.9 million, or 88.9%, to $29.5 million at September 30, 2023 compared with $15.6 million at September 30, 2022. The Company borrowed several long-term advances from the FHLBNY during the year ended September 30, 2023 to fund its loan originations.

Stockholders’ Equity. Stockholders’ equity increased $6.3 million, or 6.4%, to $104.8 million at September 30, 2023 from $98.5 million at September 30, 2022. The increase was attributable to the Company’s net income from operations totaling $7.7 million, partially offset by $1.3 million in dividends paid to shareholders and $1.2 million in treasury share repurchases. The Company’s book value per share increased to $15.70, based on total equity of $104.8 million and 6,674,184 shares outstanding at September 30, 2023 from $14.60, based on total equity of $98.5 million and 6,745,128 shares outstanding.at September 30, 2022.

Comparison of Operating Results for the Years Ended September 30, 2023 and 2022

Net Income. The Company’s net income decreased $210,000, or 2.7%, to $7.7 million during the year ended September 30, 2023 compared with $7.9 million for the year ended September 30, 2022 due to higher non-interest expenses, partially offset by higher net interest and dividend income.

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

During the year ended September 30, 2023, net interest and dividend income increased $715,000, or 2.6%, to $27.7 million compared to $27.0 million for the year ended September 30, 2022. Interest and dividend income increased $8.6 million, or 29.0%, to $38.1 million at September 30, 2023 from $29.5 million at September 30, 2022, while interest expense increased $7.6 million, or 316.0%, to $10.3 million at September 30, 2023 from $2.5 million at September 30, 2022. The Company’s net interest margin decreased 11 basis points to 3.50% for the year ended September 30, 2023 from 3.61% for the year ended September 30, 2022.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2023 and 2022. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields. Interest income on loans includes loan fees, but such amounts were not material for the years ended September 30, 2023 or 2022.

	Year Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$22,616	$1,040	4.60%	$53,714	$264	0.49%
Loans receivable, net (1)	668,870	35,229	5.27%	600,630	27,841	4.64%
Securities
Taxable	94,519	1,602	1.69%	89,001	1,279	1.44%
Tax-exempt (2)	3,370	73	2.17%	2,769	52	1.89%
FHLBNY stock	2,020	139	6.89%	1,547	78	5.02%
Total interest-earning assets	791,395	38,083	4.81%	747,661	29,514	3.95%
Noninterest-earning assets	48,514			45,960
Total assets	$839,909			$793,621

Interest-bearing liabilities:
Savings accounts (3)	$71,148	$342	0.48%	$85,834	$156	0.18%
NOW accounts (4)	340,126	7,332	2.16%	288,222	1,007	0.35%
Time deposits (5)	90,385	1,814	2.01%	96,442	907	0.94%
Total interest-bearing deposits	501,659	9,488	1.89%	470,498	2,070	0.44%
Borrowings	25,604	846	3.31%	18,399	414	2.25%
Total interest-bearing liabilities	527,263	10,334	1.96%	488,897	2,484	0.51%
Noninterest-bearing liabilities	207,255			200,702
Total liabilities	734,518			689,599
Retained earnings	105,391			104,022
Total liabilities and retained earnings	$839,909			$793,621

Tax-equivalent basis adjustment		(15)			(11)
Net interest and dividend income		$27,734			$27,019
Interest rate spread			2.85%			3.44%
Net interest-earning assets	$264,132			$258,764
Net interest margin (6)			3.50%			3.61%
Average interest-earning assets to average interest-bearing liabilities	150.09%			152.93%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by average volume). The volume column shows the effects attributable to changes in volume (changes in average volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. There were no out-of-period adjustments excluded from the table below

	September 30,
	2023 vs. 2022
	Increase (decrease) due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(235)	$1,011	$776
Loans	3,366	4,022	7,388
Securities
Taxable	85	238	323
Tax-exempt (1)	12	9	21
FHLBNY stock	27	34	61
Total interest-earning assets	3,256	5,313	8,569

Interest-bearing liabilities:
Savings accounts (2)	(31)	217	186
NOW accounts (3)	213	6,112	6,325
Time deposits (4)	(60)	967	907
Total interest-bearing deposits	122	7,296	7,418
Borrowings	196	236	432
Total interest-bearing liabilities	318	7,532	7,850
Increase (decrease) in tax equivalent net interest income	$2,938	$(2,219)	$719
Change in tax-equivalent basis adjustment			(4)
Increase in net interest income			$715

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $8.6 million, or 29.0%, to $38.1 million for the year ended September 30, 2023 from $29.5 million for the year ended September 30, 2022. The average balance of interest-earnings assets between the two periods increased $43.7 million, or 5.8%, to $791.4 million from $747.7 million, while the yield on such assets increased 86 basis point to 4.81% for the year ended September 30, 2023 from 3.95% for the year ended September 30, 2022.

Interest income on loans increased $7.4 million, or 26.5%, to $35.2 million for the year ended September 30, 2023 from $27.8 million for the year ended September 30, 2022, while the average balance of loans increased $68.2 million, or 11.4%, to $668.9 million from $600.6 million. The average yield on such loans increased 63 basis points to 5.27% at September 30, 2023 from 4.64% for the year ended September 30, 2022 from higher market interest rates.

Interest earned on investment securities, including interest earned on deposits but excluding FHLBNY stock, increased $1.1 million, or 70.5%, to $2.7 million for the year ended September 30, 2023 from $1.6 million for fiscal 2022. The increase was attributable to a 115 basis point increase in the average yield on investment securities and interest earned on deposits to 2.25% from 1.10%, partially offset by a $25.0 million, or 17.2%, decrease in the average balance of investment securities and interest earning deposits to $120.5 million from $145.5 million during the year ended September 30, 2022.

Interest Expense. Interest expense increased $7.9 million, or 316.0%, to $10.3 million for the year ended September 30, 2023 from $2.5 million for the year ended September 30, 2022. The average balance of interest-bearing liabilities increased $38.4 million, or 7.8%, to $527.3 million from $488.9 million between the two periods while the average cost on such interest-bearing liabilities increased 145 basis points to 1.96% for the year ended September 30, 2023 from 0.51% for the year ended September 30, 2022. Higher market interest rates were primarily responsible for the increase in the cost of the Company’s interest-bearing liabilities for the year ended September 30, 2023.

The average balance of interest-bearing deposits increased $31.2 million, or 6.6%, to $501.7 million for the year ended September 30, 2023 from $470.5 million for the year ended September 30, 2022 while the average cost on such interest-bearing deposits increased 145 basis points to 1.89% from 0.44%. Average expense on interest-bearing deposits increased $7.4 million, or 358.4%, to 9.5 million at September 30, 2023 compared with $2.1 million at September 30, 2022.

Interest expense on advances increased $432,000, or 104.3%, to $846,000 for the year ended September 30, 2023 from $414,000 for the year ended September 30, 2022. The average cost of borrowings increased 106 basis points to 3.31% for the year ended September 30, 2023 from 2.25% for the year ended September 30, 2022 while the average balance of those borrowings increased $7.2 million to $25.6 million for the year ended September 30, 2023 from $18.4 million the prior year.

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

The provision for loan losses increased $77,000, or 25.3%, to $381,000 for the year ended September 30, 2023 compared to $304,000 for the year ended September 30, 2022. There were $488,000 in loan charge-offs and $4,000 in loan recoveries for the year ended September 30, 2023 compared with no loan charge-offs and $54,000 in loan recoveries for the year ended September 30, 2022.

Other Income. Other income decreased $33,000, or 1.2%, to $2.7 million during the year ended September 30, 2023 compared with the year ended September 30, 2022 from lower gains on the sale of SBA loans, partially offset by higher service charge income between periods.

The Bank sells the guaranteed portion of the SBA 7(a) program loans it originates in the secondary market. Gains from the sale of SBA loans were $565,000 during the year ended September 30, 2023 compared with $925,000 during the year ended September 30, 2022 due to a reduction in the volume of loans sold.

Service charge income increased $404,000, or 34.0%, to $1.6 million compared with $1.2 million for the prior year from higher commercial loan prepayment fees received during the current year. The Company received $423,000 in prepayment penalties during the year ended September 30, 2023, compared with $130,000 during the year ended September 30, 2022.

Other Expenses. Other expenses increased $1.0 million, or 5.7%, to $19.3 million compared to $18.3 million for the year ended September 30, 2022 due primarily to higher compensation, benefit, FDIC insurance premium and occupancy expenses, partially offset by lower professional fees.

Compensation and benefit expense increased $650,000, or 6.2%, to $11.1 million for the year ended September 30, 2023 from $10.5 million for the year ended September 30, 2022. Stock award and stock option expenses related to the Company’s 2022 Equity Incentive Plan accounted for a $658,000 increase in compensation expense. In addition, the Company incurred higher director fees, which increased $149,000 during the year ended September 30, 2023 from the prior year due to the addition of three new directors.

Deposit insurance premiums increased $125,000, or 58.1%, to $340,000 for the year ended September 30, 2023 from $215,000 for the year ended September 30, 2022 from higher insurance assessment rates implemented by the FDIC for all insured institutions effective January 1, 2023.

Occupancy expenses increased $171,000, or 5.7%, to $3.2 million for the year ended September 30, 2023 from $3.0 million for the year ended September 30, 2022. The increase was attributable to additional maintenance and repairs to the Bank’s branch locations, the elimination of off-site records previously held in storage and inflationary increases in computer processing and communications.

Professional fees decreased $307,000, or 28.9%, to $755,000 for the year ended September 30, 2023 from $1.1 million for the year ended September 30, 2022 from lower legal and consulting fees related to the collection and foreclosure of non-performing assets.

Income Tax Expense. The Company recorded tax expense of $3.0 million on income of $10.7 million for the year ended September 30, 2023 compared with tax expense of $3.3 million on income of $11.2 million for the year ended September 30, 2022. The lower income tax expense resulted from a $428,000, or 3.8%, decrease in the Company’s results from operations.

The Company’s effective tax rate for the year ended September 30, 2023 was 28.2% compared with 29.1% for the year ended September 30, 2022.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we seek to manage our exposure to interest rate risk by originating and retaining adjustable-rate loans in the residential, construction and commercial real estate loan portfolios, by using alternative funding sources, such as advances from the FHLBNY, to “match fund” longer-term residential and commercial mortgage loans, and by originating and retaining variable-rate home equity and short-term and medium-term fixed-rate commercial business loans. We also offer a commercial loan swap product that allows the Bank to receive floating-rate interest loan payments while its borrowers pay a fixed rate of interest on their loans. We have also increased money market account deposits as a percentage of our total deposits. Money market accounts offer a variable rate based on market indications. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.

Net Interest Income Analysis. The table below sets forth, as of September 30, 2023, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Increase			Estimated Increase
Interest rates	Estimated	(Decrease) in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$31,325	$391	1.26%	$35,685	$1,789	5.28%
Unchanged	30,934	—	—	33,896	—	—
-200	30,273	(661)	-2.14%	31,547	(2,349)	-6.93%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, FHLBNY borrowings and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), plus our borrowing capacity from the FHLBNY and dividing the sum by total assets. At September 30, 2023, our liquidity ratio was 9.7% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $72.5 million compared with $30.9 million at September 30, 2022. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $10.1 million at September 30, 2023 compared with $9.2 million at September 30, 2022. At September 30, 2023, we also had the ability to borrow $230.1 million from the FHLBNY compared with $138.9 million at September 30 2022. On that date, we had an aggregate of $29.5 million in advances outstanding and $80.0 million in municipal letters of credit outstanding with the FHLBNY. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2023, we had $30.1 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $89.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2023 totaled $43.8 million, or 5.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2024. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. We originated $188.5 million in loans and purchased $6.6 million of investment securities during the year ended September 30, 2023. Comparatively, we originated $159.2 million in loans and purchased $41.1 million of investment securities during the year ended September 30, 2022.

Financing activities consist primarily of activity in deposit accounts and FHLBNY advances. We experienced a net increase in total deposits of $87.7 million, or 13.1%, to $755.5 million for the year ended September 30, 2023 compared with a net decrease in total deposits of $27.9 million, or 4.4%, to $667.7 million for the year ended September 30, 2022. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $29.5 million and $15.6 million at September 30, 202 and 2022, respectively. FHLBNY advances have primarily been used to fund loan demand.

In addition to borrowings, the Bank has the ability to raise deposits on the brokered market or through deposit listing services. At September 30, 2023, the Bank held $13.8 million in brokered deposits and $14.0 million from deposit listing services.

Magyar Bank is subject to various regulatory capital requirements, (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2023, Magyar Bank’s Tier 1 capital as a percentage of the Bank’s average assets was 11.11% and the total qualifying capital as a percentage of risk-weighted assets was 16.22%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Magyar Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Magyar Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2023; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $697.4 million as of September 30, 2023, and the associated ALL was $8.3 million. As discussed in Notes B and E to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in policy and staff, economic and business conditions, nature and volume of portfolio, trends in underperforming loans, trends in collateral value, concentrations of credit, legal and regulatory landscape, and other factors.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. We evaluated the reasonableness of the conclusions reached by management for both directional consistency and magnitude related to the underlying data.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2023.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 15, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Magyar Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Magyar Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of September 30, 2022 was $8.4 million. As described in Notes B and E to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $0.1 million and $8.3 million, respectively. The specific component relates to loans that are delinquent or otherwise identified as impaired by management. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis. The general loan loss allocation component is determined by segregating the remaining loans by type of loan, risk weighting, and payment history. This analysis establishes historical loss factors based on a five year look back period that are applied to the loan groups adjusted for the following qualitative factors: levels of and trends in delinquency rates and non-accrual loans, volume and loan term trends, changes in the lending policy, national and local economic trends and conditions, changes in concentrations of credit from a loan type, industry and/or geographic standpoint, the experience, ability and depth of lending management, and trends in collateral value. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is often subjective in nature and the estimate is highly sensitive to changes in significant assumptions.

Our audit procedures related to the qualitative factors of the allowance for loan losses included the following, among others:

●	We obtained an understanding of how management developed the estimates and related assumptions, including:
−	Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.
−	Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.

/s/ RSM US LLP

We served as the Company’s auditor from 2018 to 2023.

Blue Bell, Pennsylvania

December 22, 2022

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,
	2023	2022

Assets
Cash	$3,179	$2,869
Interest earning deposits with banks	69,353	28,067
Total cash and cash equivalents	72,532	30,936

Investment securities - available-for-sale, at fair value	10,125	9,229
Investment securities - held-to-maturity, at amortized cost (fair value of $73,728 and $79,914 at September 30, 2023 and 2022, respectively)	85,835	91,646
Federal Home Loan Bank of New York stock, at cost	2,286	1,447
Loans receivable, net of allowance for loan losses of $8,330 and $8,433 at September 30, 2023 and 2022, respectively	689,070	619,843
Bank owned life insurance	18,030	17,660
Accrued interest receivable	4,337	3,478
Premises and equipment, net	13,339	13,880
Other real estate owned ("OREO")	328	281
Other assets	11,410	10,143

Total assets	$907,292	$798,543

Liabilities and Stockholders' Equity
Liabilities
Deposits	$755,453	$667,733
Escrowed funds	3,494	3,407
Borrowings	29,515	15,625
Accrued interest payable	443	85
Accounts payable and other liabilities	13,597	13,191

Total liabilities	802,502	700,041

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at September 30, 2023 and 2022, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,674,184 and 6,745,128 shares outstanding at September 30, 2023 and 2022, respectively, at cost	71	71
Additional paid-in capital	62,801	63,734
Treasury stock: 423,641 and 465,693 shares at September 30, 2023 and 2022, respectively, at cost	(5,362)	(5,793)
Unearned Employee Stock Ownership Plan shares	(3,097)	(3,169)
Retained earnings	52,166	45,773
Accumulated other comprehensive loss	(1,789)	(2,114)

Total stockholders' equity	104,790	98,502

Total liabilities and stockholders' equity	$907,292	$798,543

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Years Ended
	September 30,
	2023	2022

Interest and dividend income
Loans, including fees	$35,229	$27,841
Investment securities
Taxable	2,642	1,543
Tax-exempt	58	41
Federal Home Loan Bank of New York stock	139	78
Total interest and dividend income	38,068	29,503

Interest expense
Deposits	9,488	2,070
Borrowings	846	414
Total interest expense	10,334	2,484
Net interest and dividend income	27,734	27,019
Provision for loan losses	381	304
Net interest and dividend income after provision for loan losses	27,353	26,715

Other income
Service charges	1,592	1,188
Income on bank owned life insurance	370	372
Interest rate swap fees	57	76
Other operating income	98	87
Gains on sales of loans	565	925
Gains on sale of OREO	—	67
Total other income	2,682	2,715

Other expenses
Compensation and employee benefits	11,134	10,484
Occupancy expenses	3,187	3,016
Professional fees	755	1,062
Data processing expenses	579	556
Director fees and benefits	784	546
Marketing and business development	366	447
FDIC deposit insurance premiums	340	215
Other expenses	2,149	1,935
Total other expenses	19,294	18,261
Income before income tax expense	10,741	11,169
Income tax expense	3,032	3,250
Net income	$7,709	$7,919

Earnings per share - basic	$1.20	$1.17
Earnings per share - diluted	$1.20	$1.17
Weighted average shares outstanding - basic	6,424,796	6,781,659
Weighted average shares outstanding - diluted	6,424,796	6,781,659

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended
	September 30
	2023	2022

Net income	$7,709	$7,919
Other comprehensive income (loss)
Unrealized loss on securities available for sale	(47)	(1,744)
Defined benefit pension plan gain	516	211
Other comprehensive income (loss), before tax	469	(1,533)
Deferred income tax effect	(144)	366
Total other comprehensive income (loss)	$325	$(1,167)
Total comprehensive income	$8,034	$6,752

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended September 30, 2023 and 2022

(In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2021	7,097,825	$71	$63,713	$(1,242)	$(3,235)	$39,281	$(947)	$97,641
Net income	—	—	—	—	—	7,919	—	7,919
Dividends paid on common stock ($0.21 per share)	—	—	—	—	—	(1,427)	—	(1,427)
Other comprehensive loss	—	—	—	—	—	—	(1,167)	(1,167)
Common stock acquired by ESOP	—	—	—	—	(98)	—	—	(98)
ESOP shares allocated	—	—	15	—	164	—	—	179
Purchase of treasury stock	(352,697)	—	—	(4,551)	—	—	—	(4,551)
Stock-based compensation expense	—	—	6	—	—	—	—	6
Balance, September 30, 2022	6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502
Net income	—	—	—	—	—	7,709	—	7,709
Dividends paid on common stock ($0.20 per share)	—	—	—	—	—	(1,315)	—	(1,315)
Other comprehensive income	—	—	—	—	—	—	325	325
Treasury stock used for restricted stock plan	32,080	—	(405)	406	—	(1)	—	—
ESOP shares allocated	—	—	50	—	72	—	—	122
Retirement of 112,996 treasury shares	—	—	(1,242)	1,242	—	—	—	—
Purchase of treasury stock	(103,024)	—	—	(1,217)	—	—	—	(1,217)
Stock-based compensation expense	—	—	664	—	—	—	—	664
Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Years Ended
	September 30,
	2023	2022

Operating activities
Net income	$7,709	$7,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	840	839
Premium amortization on investment securities, net	137	191
Provision for loan losses	381	304
Originations of SBA loans held for sale	(6,494)	(9,533)
Proceeds from the sales of SBA loans	7,059	10,457
Gains on sale of loans	(565)	(925)
Gains on the sales of other real estate owned	—	(67)
Gains on the sale of premises and equipment	(9)	—
ESOP compensation expense	122	179
Stock-based compensation expense	664	6
Deferred income tax (benefit) expense	(615)	152
(Increase) decrease in accrued interest receivable	(859)	55
Increase in surrender value of bank owned life insurance	(370)	(372)
Increase in other assets	(280)	(1,555)
Increase in accrued interest payable	358	—
(Decrease) increase in accounts payable and other liabilities	406	3,551
Net cash provided by operating activities	8,484	11,201

Investing activities
Net increase in loans receivable	(56,258)	(37,235)
Purchases of loans receivable	(13,350)	—
Proceeds from the sale of loans receivable	—	2,389
Purchases of investment securities held-to-maturity	(4,587)	(41,138)
Purchases of investment securities available-for-sale	(1,965)	—
Principal repayments on investment securities held-to-maturity	10,313	7,040
Principal repayments on investment securities available-for-sale	970	1,875
Purchases of bank owned life insurance	—	(3,000)
Purchases of premises and equipment	(309)	(387)
Proceeds from the sale of premises and equipment	19	—
Investment in other real estate owned	(47)	(12)
Proceeds from other real estate owned	—	434
Purchase of Federal Home Loan Bank stock	(5,820)	(466)
Redemption of Federal Home Loan Bank stock	4,981	757
Net cash used in investing activities	(66,053)	(69,743)
Financing activities
Net increase in deposits	87,720	27,919
Purchase of common stock for ESOP	—	(98)
Net increase in escrowed funds	87	165
Proceeds from long-term advances	18,631	3,000
Repayments of long-term advances	(4,741)	(10,731)
Cash dividends paid on common stock	(1,315)	(1,427)
Purchase of treasury stock	(1,217)	(4,551)
Net cash provided by financing activities	99,165	14,277
Net increase (decrease) in cash and cash equivalents	41,596	(44,265)
Cash and cash equivalents, beginning of year	30,936	75,201

Cash and cash equivalents, end of year	$72,532	$30,936

Supplemental disclosures of cash flow information
Cash paid for
Interest	$9,977	$2,485
Income taxes	$3,255	$3,140

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

3. Investment Securities

The Company classifies its investment securities into one of two portfolios: held to maturity or available for sale. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt securities not classified as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“AOCI”) component of stockholders’ equity. Equity securities, with certain exceptions, are measured at fair value with changes in fair value recognized in net income.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance. The Company accounts for temporary impairments based upon security classification as either available for sale or held to maturity. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through AOCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic consolidated financial statements.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Income recognition of interest is discontinued when, in the opinion of management, the collectability of such interest becomes doubtful. A loan is generally classified as non-accrual when the scheduled payment(s) due on the loan is delinquent for more than 90 days. When a loan is placed on non-accrual, all previously accrued and unpaid interest is reversed. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable using the effective interest method.

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2023 and 2022.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The Company’s contracts with customers in the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” are contracts for deposit accounts and contracts for non-deposit investment accounts through a third party service provider. Both types of contracts result in non-interest income being recognized. The revenue resulting from deposit accounts, which includes fees such as insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of service charges on the Consolidated Statements of Income. The revenue resulting from non-deposit investment accounts is included as a component of other operating income on the Consolidated Statements of Income.

Revenue from contracts with customers included in service charges was $1.6 million and $1.2 million for the years ended September 30, 2023 and 2022, respectively.  Revenue from contracts with customers included in other operating income was $98,000 and $87,000 for the years ended September 30, 2023 and 2022, respectively.

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

9. Pension and Postretirement Plans

The Company sponsors qualified defined benefit pension plan and supplemental executive retirement plan (“SERP”). The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. This involves extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plan could have an adverse impact on our cash flow. Changes in the key actuarial assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and other postretirement benefit plan. See Note L, “Pension Plan,” and Note M, “Non-Qualified Compensation Plan” for information on these plans and the assumptions used.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

At September 30, 2023 and 2022, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No interest and penalties were recorded during the year ended September 30, 2023 and 2022. The tax years subject to examination by the taxing authorities are the years ended September 30, 2018 and forward.

11. Advertising Costs

The Company expenses advertising costs as incurred.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	Years Ended
	September 30,
	2023	2022
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$7,709	$7,919

Weighted average shares outstanding - basic	6,424,796	6,781,659
Potential diliutive common stock equivalents	—	—

Weighted average shares outstanding - diluted	6,424,796	6,781,659
Earnings per share - basic	$1.20	$1.17
Earnings per share - diluted	$1.20	$1.17

All options were anti-dilutive at September 30, 2023 and 2022.

13. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income (loss), as well as the related income tax effects, for the years ended September 30, 2023 and 2022 were as follows:

	September 30,
	2023			2022
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$(47)	$12	$(35)	$(1,744)	$429	$(1,315)
Defined benefit pension plan	394	(122)	272	65	(22)	43
Total unrealized holding gain (loss) arising during period	347	(110)	237	(1,679)	407	(1,272)
Reclassification of pension costs	122	(34)	88	146	(41)	105
Other comprehensive income (loss), net	$469	$(144)	$325	$(1,533)	$366	$(1,167)

(a) All amounts are net of tax. Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments and 28% for pension plan.

Details about the reclassification of accumulated other comprehensive income (loss) components and the affected line item in the Consolidated Statement of Income for the years ended September 30, 2023 and 2022 were as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	Amount Reclassified From Accumulated Other Comprehensive Loss For the Year Ended September 30,		Affected Line Item in the Consolidated Statement of Income
	2023	2022
	(In thousands)
Defined benefit pension plan (1)
Amortization of net gain (loss) and prior service costs	$122	$146	Compensation and employee benefits
Related income tax expense	(34)	(41)	Income taxes
Net effect on accumulated other comprehensive loss	88	105
Total reclassification	$88	$105

(1) For additional details related to the defined benefit pension plan see Note L - Pension Plan

The components of accumulated other comprehensive loss at September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
	(In thousands)

Available-for-sale investments, net of tax	$(1,481)	$(1,446)
Defined benefit pension plan, net of tax	(308)	(668)
Total accumulated other comprehensive loss	$(1,789)	$(2,114)

(a) Related income tax benefit calculated using an income tax rate approximating 25% for available-for-sale investments and 28% for pension plan.

14. Bank-Owned Life Insurance

The Company has purchased Bank-Owned Life Insurance policies (“BOLI”). BOLI involves the purchasing of life insurance by the Company on directors and officers of the Bank. The proceeds are used to help defray the costs of non-qualified compensation plans. The Company is the owner and beneficiary of the policies. BOLI is recorded on the Consolidated Balance Sheets at its cash surrender value and changes in the cash surrender value are recorded in other income in the Consolidated Statements of Income.

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

September 30, 2023 and 2022

17. New Accounting Pronouncements

In connection with the preparation of quarterly and annual reports in accordance with the Securities and Exchange Commission’s (“SEC”) Securities Exchange Act of 1934, SEC Staff Accounting Bulletin Topic 11.M requires the disclosure of the impact that recently issued accounting standards will have on financial statements when they are adopted in the future.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Accordingly, the Company will adopt this guidance effective October 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments. The Company expects to record a cumulative effect increase to retained earnings related to on-balance sheet exposures (loans receivable) and a decrease to retained earnings related to off-balance sheet exposures (unfunded loan commitments). The Company determined that there was no impact to retained earnings related to available-for-sale or held-to-maturity debt securities as a result of adopting this guidance.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The sunset provision included in Topic 848 was based on the expectations of when LIBOR would cease being published. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of LIBOR would be June 30, 2023, which is beyond the established sunset date of Topic 848. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU provide temporary relief by deferring the sunset date provision included in Topic 848. The amendments in ASU 2022-06 defer the effective date for all entities upon issuance through December 31, 2024. These updates are not expected to have a significant impact on the Company’s financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinances and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. For entities that have not yet adopted the amendments in Update 2016-13, which is discussed in greater detail above, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13. These updates are not expected to have a significant impact on the Company’s financial statements, other than enhanced disclosure.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

18. Subsequent Events

On October 30, 2023, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.04 per common share to shareholders of record at the close of business on November 9, 2023, payable on November 24, 2023.

On November 15, 2023, the Company declared a special dividend of $0.07 per common share, payable on December 12, 2023, to shareholders of record at the close of business on November 28, 2023.

NOTE C – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

The Company follows FASB ASC Section 718, Compensation-Stock Compensation, which covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

Stock options generally vest over a five-year service period and expire ten years from issuance. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The seven-year Treasury yield in effect at the time of the grant provided the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Management estimated a 95% retention rate for stock option recipients. Once vested, these awards are irrevocable. Shares will be obtained from either the open market or treasury stock upon share option exercise.

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

On August 25, 2022, the Company adopted the 2022 Equity Compensation Plan which provided for grants of up to 547,400 shares to be allocated between incentive and non-qualified stock options and restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At September 30, 2023, 293,200 options and 156,400 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2023:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2022	293,200	$12.58	9.98	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at September 30, 2023	293,200	$12.58	8.98	$—

Exercisable at September 30, 2023	58,640	$12.58	8.98	$—

The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2023 and 2022, and changes during those years:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2022	156,400	$12.63
Granted	—	—
Vested	(32,080)	12.63
Forfeited	—	—
Balance at September 30, 2023	124,320	$12.63

Stock option and stock award expenses included with compensation expense were $259,000 and $405,000, respectively, for the year ended September 30, 2023. Stock option and stock award expenses included with compensation expense were $0 and $6,000, respectively, for the year ended September 30, 2022. The Company had no other stock-based compensation plans as of September 30, 2023 except as disclosed below.

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

In connection with the Company’s second-step stock offering, the ESOP trustees purchased, 8% of the shares of the Company common stock sold in the offering, or 312,800 shares, in the open market for $3.4 million, reflecting an average cost per share of $10.77. The ESOP loan bears a variable interest rate that adjusts annually to Prime Rate (7.50% at January 1, 2023) with principal and interest payable annually in equal installments over 30 years.

The following table presents the components of the ESOP shares for the years ended September 30, 2023 and 2022:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Unreleased shares at September 30, 2021	304,377
Shares released for allocation during the year ended September 30, 2022	(10,427)
Shares purchased by ESOP trustee during the year ended September 30, 2022	8,423
Unreleased shares at September 30, 2022	302,373
Shares released for allocation during the year ended September 30, 2023	(12,060)
Shares purchased by ESOP trustee during the year ended September 30, 2023	—
Unreleased shares at September 30, 2023	290,313
Total released shares	182,485

Total ESOP shares	472,798

The Company's contribution expense for the ESOP was $122,000 and $179,000 for years ended September 30, 2023 and 2022, respectively. The aggregate fair value of the unreleased ESOP shares at September 30, 2023 was approximately $3.0 million.

On December 8, 2022, the Company announced the completion of its third stock repurchase program, under which 354,891 shares had been repurchased at an average price of $12.90. The Company announced its fourth authorization of an additional stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares, under which 100,830 shares had been repurchased at an average price of $11.80. Under this stock repurchase program, 236,316 shares of the 337,146 shares authorized remained available for repurchase as of September 30, 2023. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 423,641 at September 30, 2023. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

NOTE D - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2023:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$106	$—	$(14)	$92
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,984	—	(1,951)	10,033
Total securities available-for-sale	$12,090	$—	$(1,965)	$10,125
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,070	$—	$(850)	$4,220
Mortgage-backed securities - commercial	2,509	—	(16)	2,493
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	48,086	—	(8,480)	39,606
Debt securities	23,497	—	(1,947)	21,550
Private label mortgage-backed securities - residential	207	—	(12)	195
Obligations of state and political subdivisions	3,466	—	(605)	2,861
Corporate securities	3,000	—	(197)	2,803
Total securities held-to-maturity	$85,835	$—	$(12,107)	$73,728
Total investment securities	$97,925	$—	$(14,072)	$83,853

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2022:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$118	$—	$(11)	$107
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,029	—	(1,907)	9,122
Total securities available-for-sale	$11,147	$—	$(1,918)	$9,229
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,525	$—	$(717)	$4,808
Mortgage-backed securities - commercial	631	—	—	631
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	48,961	12	(7,548)	41,425
Debt securities	24,821	—	(2,395)	22,426
Private label mortgage-backed securities - residential	224	—	(10)	214
Obligations of state and political subdivisions	3,484	—	(638)	2,846
Corporate securities	8,000	—	(436)	7,564
Total securities held-to-maturity	$91,646	$12	$(11,744)	$79,914
Total investment securities	$102,793	$12	$(13,662)	$89,143

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The contractual maturities of mortgage-backed securities generally exceed 10 years, however, the effective lives are expected to be shorter due to anticipated prepayments. At September 30, 2023, the available-for-sale mortgage-backed securities-residential included obligations of U.S. government agencies issued by the Government National Mortgage Association with an amortized cost of $106,000 and a fair value of $92,000 and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with an amortized cost of $12.0 million and a fair value of $10.0 million. At September 30, 2023, the held-to-maturity mortgage-backed securities–residential included obligations of U.S. government agencies issued by the Government National Mortgage Association with an amortized cost of $5.1 million and a fair value of $4.2 million and obligations of U.S. government-sponsored enterprises issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with an amortized cost of $48.1 million and a fair value of $39.6 million.

The maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities held-to-maturity at September 30, 2023 are summarized in the following table:

	September 30, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$6,498	$6,393
Due after 1 but within 5 years	18,526	16,900
Due after 5 but within 10 years	4,939	3,921
Due after 10 years	—	—
Total debt securities	29,963	27,214

Mortgage backed securities:
Residential	53,363	44,021
Commercial	2,509	2,493
Total	$85,835	$73,728

There were no sales of securities during the years ended September 30, 2023 and 2022.

As of September 30, 2023 and 2022, investment securities having an estimated fair value of approximately $12.0 million and $37.7 million, respectively, were pledged to secure public deposits.

Details of securities with unrealized losses at September 30, 2023 and 2022 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
September 30, 2023
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$—	$—	$4,312	$(864)	$4,312	$(864)
Mortgage-backed securities - commercial	2	1,926	(14)	567	(2)	2,493	(16)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	50	4,938	(49)	44,485	(10,382)	49,423	(10,431)
Debt securities	12	—	—	21,550	(1,947)	21,550	(1,947)
Private label mortgage-backed securities residential	1	—	—	195	(12)	195	(12)
Obligations of state and political subdivisions	7	789	(43)	2,072	(562)	2,861	(605)
Corporate securities	1	—	—	2,803	(197)	2,803	(197)
Total	79	$7,653	$(106)	$75,984	$(13,966)	$83,637	$(14,072)

September 30, 2022
Obligations of U.S. government agencies:
Mortgage-backed securities- residential	6	$2,364	$(140)	$2,551	$(588)	$4,915	$(728)
Mortgage-backed securities - commercial	1	631	—	—	—	631	—
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities- residential	49	21,180	(2,795)	29,088	(6,660)	50,268	(9,455)
Debt securities	14	11,664	(660)	10,763	(1,735)	22,427	(2,395)
Private label mortgage-backed securities- residential	1	215	(10)	—	—	215	(10)
Obligations of state and political subdivisions	7	1,268	(181)	1,577	(457)	2,845	(638)
Corporate securities	2	2,646	(353)	4,917	(83)	7,563	(436)
Total	80	$39,968	$(4,139)	$48,896	$(9,523)	$88,864	$(13,662)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2023 and 2022.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable are comprised of the following:

	September 30,
	2023	2022
	(In thousands)

One-to four-family residential	$237,683	$214,377
Commercial real estate	389,134	342,791
Construction	21,853	15,230
Home equity lines of credit	16,983	18,704
Commercial business	30,194	34,672
Other	2,359	3,130
Total loans receivable	698,206	628,904
Net deferred loan costs	(806)	(628)
Allowance for loan losses	(8,330)	(8,433)
Total loans receivable, net	$689,070	$619,843

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $5.1 million at September 30, 2023 and $2.3 million at September 30, 2022. There were $2.9 million and $738,000 in new loans or advances on existing lines of credit during the year ended September 30, 2023 and 2022, respectively. Total principal repayments were approximately $142,000 and $731,000 for the year ended September 30, 2023 and 2022, respectively.

At September 30, 2023 and 2022, the Company was servicing loans for others amounting to approximately $48.1 million and $43.6 million, respectively. The Company held mortgage servicing rights in the amount of $28,000 and $0 at September 30, 2023 and 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $27,000 at September 30, 2023 and 2022.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

			Impaired Loans
	Impaired Loans with		with No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
At and for the year ended	Recorded	Related	Recorded	Recorded	Principal
September 30, 2023	Investment	Allowance	Investment	Investment	Balance
	(In thousands)

One-to four-family residential	$—	$—	$2,031	$2,031	$2,031
Commercial real estate	—	—	2,969	2,969	2,969
Construction	—	—	2,474	2,474	2,539
Commercial business	—	—	147	147	147
Total impaired loans	$—	$—	$7,621	$7,621	$7,686

At and for the year ended
September 30, 2022

One-to four-family residential	$—	$—	$1,512	$1,512	$1,512
Commercial real estate	—	—	1,159	1,159	1,159
Construction	2,835	114	—	2,835	2,900
Commercial business	—	—	153	153	153
Total impaired loans	$2,835	$114	$2,824	$5,659	$5,724

The average recorded investment in impaired loans was $5.9 million and $8.1 million for the years ended September 30, 2023 and 2022, respectively. During the years ended September 30, 2023 and 2022, interest income of $96,000 and $135,000, respectively, was recognized for performing TDR loans while no interest income was recognized for delinquent non-accrual loans.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2023
One-to four-family residential	$236,876	$—	$807	$—	$237,683
Commercial real estate	386,794	116	2,224	—	389,134
Construction	19,379	—	2,474	—	21,853
Home equity lines of credit	16,983	—	—	—	16,983
Commercial business	30,194	—	—	—	30,194
Other	2,359	—	—	—	2,359
Total	$692,585	$116	$5,505	$—	$698,206

September 30, 2022
One-to four-family residential	$213,173	$980	$224	$—	$214,377
Commercial real estate	342,593	198	—	—	342,791
Construction	10,652	—	4,578	—	15,230
Home equity lines of credit	18,704	—	—	—	18,704
Commercial business	34,672	—	—	—	34,672
Other	3,130	—	—	—	3,130
Total	$622,924	$1,178	$4,802	$—	$628,904

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2023
One-to four-family residential	$236,729	$—	$568	$386	$954	$386	$237,683
Commercial real estate	386,794	—	116	2,224	2,340	2,224	389,134
Construction	19,379	—	—	2,474	2,474	2,474	21,853
Home equity lines of credit	16,983	—	—	—	—	—	16,983
Commercial business	30,047	147	—	—	147	—	30,194
Other	2,359	—	—	—	—	—	2,359
Total	$692,291	$147	$684	$5,084	$5,915	$5,084	$698,206

		30-59	60-89
		Days	Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
	(In thousands)
September 30, 2022
One-to four-family residential	$213,903	$300	$174	$—	$474	$—	$214,377
Commercial real estate	342,404	—	387	—	387	—	342,791
Construction	12,395	—	—	2,835	2,835	2,835	15,230
Home equity lines of credit	18,704	—	—	—	—	—	18,704
Commercial business	34,672	—	—	—	—	—	34,672
Other	3,130	—	—	—	—	—	3,130
Total	$625,208	$300	$561	$2,835	$3,696	$2,835	$628,904

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The amount of interest income not recognized on non-accrual loans was approximately $309,000 and $220,000 for the years ended September 30, 2023 and 2022, respectively. At September 30, 2023 and September 30, 2022, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

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

Non-impaired credits are segregated for the application of qualitative factors. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint. Management maintained or increased several of these factors during the year ended September 30, 2023 due to the higher risk of credit loss resulting from the a higher likelihood of economic recession and its ongoing impact on borrowers.

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

The following tables summarize the activity in the allowance for loan losses by loan category for the years ended September 30, 2023 and 2022:

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Charge-offs	—	—	—	—	(488)	—	—	(488)
Recoveries	4	—	—	—	—	—	—	4
Provision (credit)	32	665	11	(56)	(57)	1	(215)	381
Balance-September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	One-to Four-			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2021	$1,136	$3,744	$594	$232	$2,046	$15	$308	$8,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	53	—	—	—	—	—	54
Provision (credit)	86	815	(133)	31	(562)	(14)	81	304
Balance-September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433

The following tables summarize the allowance for loan loss by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2023 and September 30, 2022:

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance - September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	1,259	5,277	472	207	939	2	174	8,330

Loans receivable:
Balance - September 30, 2023	$237,683	$389,134	$21,853	$16,983	$30,194	$2,359	$—	$698,206
Individually evaluated
for impairment	2,031	2,969	2,474	—	147	—	—	7,621
Collectively evaluated
for impairment	235,652	386,165	19,379	16,983	30,047	2,359	—	690,585

	One-to- Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance - September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Individually evaluated
for impairment	—	—	114	—	—	—	—	114
Collectively evaluated
for impairment	1,223	4,612	347	263	1,484	1	389	8,319

Loans receivable:
Balance - September 30, 2022	$214,377	$342,791	$15,230	$18,704	$34,672	$3,130	$—	$628,904
Individually evaluated
for impairment	1,512	1,159	2,835	—	153	—	—	5,659
Collectively evaluated
for impairment	212,865	341,632	12,395	18,704	34,519	3,130	—	623,245

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

A default on a troubled debt restructured loan for purposes of this disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was one TDR totaling $106,000 during the year ended September 30, 2023, compared with no TDR loans during the year ended September 30, 2022. All TDR loans were performing in accordance with their restructured terms as September 30, 2023. The following tables summarizes the TDRs during the years ended September 30, 2023 and 2022:

	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
September 30, 2023
One-to four-family residential	1	$97	$106
Total	1	$97	$106

September 30, 2022
Total	—	$—	$—

Total loans pledged as collateral against Federal Home Loan Bank of New York (“FHLBNY”) borrowings were $341.6 million and $181.2 million as of September 30, 2023 and 2022, respectively.

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2023	2022
		(In thousands)
Land	Indefinite	$3,811	$3,811
Buildings and improvements	10-40 years	21,923	21,866
Furniture, fixtures and equipment	5-10 years	3,860	3,762
		29,594	29,439
Less accumulated depreciation		(16,255)	(15,559)
Premises and equipment, net		$13,339	$13,880

For the years ended September 30, 2023 and 2022, depreciation expense included in occupancy expense amounted to approximately $840,000 and $839,000, respectively.

NOTE G - OTHER REAL ESTATE OWNED

The Company held $328,000 of real estate owned properties at September 30, 2023 and $281,000 at September 30, 2022. The Company did not have any write-downs on these properties for the year ended September 30, 2023 and 2022. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE H - DEPOSITS

A summary of deposits by type of account follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	September 30,
	2023	2022
	(In thousands)

Demand accounts	$188,550	$182,417
Savings accounts	62,168	81,850
NOW accounts	115,182	98,643
Money market accounts	284,885	222,214
Certificate of deposit	92,725	69,929
Retirement accounts	11,943	12,680
Total deposits	$755,453	$667,733

The current FDIC insurance limit on bank deposit accounts is $250,000. The aggregate amount of deposit accounts with a denomination of $250,000 or more was approximately $429.9 million at September 30, 2023 compared with $292.4 million at September 30, 2022. The aggregate amount of certificate deposits, including individual retirement accounts with balances of $250,000 or more was $5.3 million at September 30, 2023 compared with $3.6 million at September 30, 2022.

At September 30, 2023, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Year Ending September 30,
2024	$43,776
2025	34,328
2026	6,290
2027	1,687
2028	14,923
2029 and after	3,664
Total	$104,668

Included with the certificates of deposit were $13.8 million and $6.0 million in brokered certificates of deposit at September 30, 2023 and 2022, respectively.

NOTE I - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term FHLBNY advances at September 30, 2023 and September 30, 2022 totaled approximately $29.5 million and $15.6 million, respectively. The weighted average interest rates on advances outstanding at September 30, 2023 and 2022 were 3.27% and 2.48%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential and commercial real estate mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2023 mature as follows (in thousands):

Year Ending September 30,
2024	$4,384
2025	3,500
2026	1,631
2027	6,000
2028	14,000
Thereafter	—
Total	$29,515

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2023 and 2022, the Company had available credit from the FHLBNY totaling $122.2 million and $83.2 million, respectively. Information concerning short-term arrangement with the FHLBNY is summarized as follows:

	September 30,
	2023	2022
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$1,283	$33
Maximum month-end balance during the year	$16,450	$2,450
Average interest rate during the year	4.65%	2.67%

2. Securities Sold Under Reverse Repurchase Agreements

Qualifying repurchase agreements are treated as financings and are reflected as a liability in the Consolidated Balance Sheets. The Company did not have repurchase agreements outstanding at September 30, 2023 and September 30, 2022.

NOTE J – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2023 were $6.5 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2022 were $10.5 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

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

The Company services one-to-four family residential mortgage loans and SBA 7(a) loans for investors in the secondary market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2023 and 2022, the Company was servicing mortgage loans sold in the amount of $1.9 million and $2.1 million, respectively, and SBA loans sold in the amount of $35.5 million and $32.0 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in loan servicing rights during the years ended September 30, 2023 and 2022 are summarized as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	September 30,
	2023	2022
	(In thousands)

Beginning balance	$—	$4
Origination of mortgage servicing rights	28	—
Amortization	—	(4)
Ending balance	$28	$—

Loan servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

NOTE K - INCOME TAXES

The Company’s income tax expense is comprised of the following components for the years ended September 30, 2023 and 2022:

	September 30,
	2023	2022
	(In thousands)

Current	$3,647	$3,163
Deferred	(615)	87
Total income tax expense	$3,032	$3,250

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2023 and 2022 is as follows:

	September 30,
	2023	2022
	(In thousands)

Income tax expense at statutory rate	$2,256	$2,339
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	931	922
Tax-exempt income, net	(90)	(87)
Nondeductible expenses	58	37
Share based compensation	54	—
Employee stock ownership plan	11	3
Other, net	(188)	36
Total income tax expense	$3,032	$3,250

The major sources of temporary differences and their deferred tax effect at September 30, 2023 and 2022 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	September 30,
	2023	2022
	(In thousands)

Allowance for loan losses	$2,342	$2,369
Net unrealized loss, investment securities available-for-sale	483	472
Deferred loan fees	287	244
Unrealized loss, minimum pension liability	132	288
Employee benefits	265	—
Allowance for transaction expense	11	—
Straight line rent	72	88
Gross deferred tax asset	3,592	3,461

Depreciation	(588)	(816)
Employee benefits	—	(122)
Mortgage servicing rights	(8)	—
Gross deferred tax liability	(596)	(938)
Net deferred tax asset, included in other assets	$2,996	$2,523

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

There were no valuation allowances for the year ended September 30, 2023 and 2022. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.

The Bank’s statutory income tax rate in the State of New Jersey was 9.0% for the years ending September 30, 2023 and 2022. The State of New Jersey has imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million. The surtax is set at a rate of 2.5% and it currently effective through December 31, 2023. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense the years ended September 30, 2023 and 2022.

NOTE L - PENSION PLAN

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

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2023 and September 30, 2022.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	September 30,
	2023	2022
	(In thousands)

Actuarial present value of benefit obligations	$3,495	$3,735

Change in benefit obligations
Projected benefit obligation, beginning	$3,735	$4,926
Interest cost	190	144
Actuarial (gain) loss	(181)	(1,071)
Annuity payments and lump sum distributions	(249)	(264)

Projected benefit obligation, end	$3,495	$3,735

Change in plan assets
Fair value of assets, beginning	$3,886	$4,871
Actual return on plan assets	438	(721)
Annuity payments and lump sum distributions	(249)	(264)

Fair value of assets, end	$4,075	$3,886

Funded status included with other assets	$580	$151

Net pension cost for the years ended September 30, 2023 and 2022 included the following components:

	September 30,
	2023	2022
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	190	144
Expected return on plan assets	(226)	(285)
Amortization of unrecognized net loss	122	146
Net pension cost	$86	$5

For the year ended September 30, 2023 and 2022, the weighted average discount rate used in determining the actuarial net periodic pension cost was 5.25% and 3.00%, respectively. For the year ended September 30, 2023 and 2022, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.75% and 5.25%, respectively.

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn rates of return in the ranges of 6-8% and 3-5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges for the year ended September 30, 2023. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5.0% to 7.0%. Accordingly, the expected long-term rates of return on assets were 6.00% for 2024 and 6.00% for 2023.

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2023 and 2022, by asset category are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	September 30,
	2023	2022

Equity securities	63%	68%
Debt securities (bond mutual funds)	36%	31%
Other (money market fund)	2%	1%
Total	100%	100%

The target asset allocation set for the assets of the Plan are in equity securities ranging from 50% to 75% and in debt securities ranging from 25% to 50%. In general, the Plan assets are investment securities that are well-diversified in terms of industry, capitalization and asset class. The Plan assets are mostly a mix of mutual funds indexed to the performance of Fortune 500 U.S. companies, debt securities held in bond funds, domestic and foreign common equity funds, and a money market fund. The Plan’s exposure to a concentration of credit risk is limited by the diversification of the investments into various investment options with multiple asset managers.

Expected Contributions

For the fiscal year ending September 30, 2024, the Company does not expect to make a contribution to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2023 through September 30, 2024	$275
October 1, 2024 through September 30, 2025	273
October 1, 2025 through September 30, 2030	272
October 1, 2026 through September 30, 2031	270
October 1, 2027 through September 30, 2032	268
October 1, 2028 through September 30, 2033	1,258
Total	$2,616

Included in the funded status of the Plan at September 30, 2023 and 2022, are actuarial losses of $440,000 and $956,000, respectively. These amounts are included, net of related income tax effects of $132,000 and $288,000, respectively, in the accumulated other comprehensive loss component of stockholders’ equity.

The following table presents the Plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note Q for further detail regarding fair value hierarchy.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
At September 30, 2023
Investment Type
Mutual Funds - Equity
Large - Cap Value	$682	$682	$—	$—
Large - Cap Core	525	525	—	—
Mid - Cap Core	459	459	—	—
Small - Cap Core	429	429	—	—
Non - U.S. Core	465	465	—	—
Mutual Funds - Fixed Income
Intermediate Duration	634	634	—	—
Short - Duration Corporate	816	816
Cash Equivalents
Money Market	65	65	—	—
Total Investment	$4,075	$4,075	$—	$—

At September 30, 2022
Investment Type
Mutual Funds - Equity
Large - Cap Value	$638	$638	$—	$—
Large - Cap Core	633	633	—	—
Mid - Cap Core	407	407	—	—
Small - Cap Core	381	381	—	—
Non - U.S. Core	573	573	—	—
Mutual Funds - Fixed Income
Intermediate Duration	433	433	—	—
Short - Duration Corporate	785	785
Cash Equivalents
Money Market	36	36	—	—
Total Investment	$3,886	$3,886	$—	$—

Equity and debt securities are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs).

NOTE M - NONQUALIFIED COMPENSATION PLAN

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

Under the Director Supplemental Retirement Income Plan (the “Plan”), directors that began service before 2002 are entitled to a benefit upon attainment of his/her benefit age. The directors will receive an annual amount in monthly installments based on his/her total Board and Committee fees in the twelve months prior to attainment of his/her benefit age. The amount will be 10% plus 2 1/2% for each year of service as a Director, with a minimum of 50%, provided the Director has served for at least five years, and a maximum of 60%. The maximum benefit increases for any Director serving as Chairman of the Board for at least five years to 75%.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The Company funds the plans through modified endowment contracts. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2023 and 2022, the Company’s life insurance contracts had cash surrender values of approximately $18 million and $17.7 million, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. The total expense for nonqualified retirement benefits recorded during the year ended September 30, 2023 and 2022 was $375,000 and $424,000, respectively. Included in accounts payable and other liabilities at September 30, 2023 and 2022 were accrued retirement benefits totaling $828,000 and $630,000, respectively, for these plans.

NOTE N - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $257,000 and $271,000 to the plan for the years ended September 30, 2023 and 2022, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Income.

NOTE O - COMMITMENTS

1.       Lease Commitments

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

The following table presents the balance sheet information related to our leases:

	September 30,	September 30,
	2023	2022
	(Dollars in thousands)

Operating lease right-of-use asset	$2,687	$3,292
Operating lease liabilities	$2,944	$3,605
Weighted average remaining lease term in years	6.4	7.0
Weighted average discount rate	2.2%	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

September 30,
2023
(In thousands)
For the Year Ending:
2024	$747
2025	523
2026	455
2027	334
2028	300
2029 and thereafter	899
Total lease payments	3,258
Less imputed interest	(314)
Present value of lease liabilities	$2,944

Total rental expense, included in occupancy expense, was approximately $809,000 and $807,000 for the years ended September 30, 2023 and 2022, respectively.

2.       Contingencies

The Company and its subsidiaries, from time to time, are a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2023 and 2022, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Bank executes with a third-party financial institution, such that the Bank minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company had $0 in cash pledged for collateral on its interest rate swaps with financial institutions at September 30, 2023 and 2022.

The following table presents summary information regarding these derivatives for September 30, 2023 and 2022.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
September 30, 2023
Classified in Other Assets:
Customer interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

Classified in Other Liabilities:
3rd Party interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

September 30, 2022
Classified in Other Assets:
Customer interest rate swaps (1)	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	6,940	4.6	6.13%	1 Mo. BSBY + 3.00	212
Total	$26,452	5.2	4.88%		$2,487

Classified in Other Liabilities:
3rd Party interest rate swaps	$19,512	5.9	3.63%	1 Mo. LIBOR + 2.50	$2,275
	6,940	4.6	6.13%	1 Mo. BSBY + 3.00	212
Total	$26,452	5.2	4.88%		$2,487

(1) Derivative assets were incorrectly shown as a negative balance within the Company's Annual Report on Form 10-K for the year-ended September 30, 2022. The derivative asset balances have been corrected within the table above. The correction did not have an impact on the Company's consolidated balance sheet.

At September 30, 2023 and 2022, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

	September 30,
	2023	2022
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$1,073	$740
Unused lines of credit	89,933	73,825
Fixed rate loan commitments	3,578	2,550
Variable rate loan commitments	26,472	49,913

Total	$121,056	$127,028

NOTE Q - FAIR VALUE DISCLOSURES

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

September 30, 2023 and 2022

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

Securities available-for-sale

The Company’s available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The securities available-for-sale portfolio consists of U.S. government and government-sponsored enterprise obligations and mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. An independent pricing service provides prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2023 and 2022:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

September 30, 2023	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$92	$—	$92	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,033	—	10,033	—
Total securities available for sale	$10,125	$—	$10,125	$—
Derivative assets	2,579	—	2,579	—
Total assets	$12,704	$—	$12,704	$—

Liabilities:
Derivative liabilities	$2,579	$—	$2,579	$—
Total Liabilities	$2,579	$—	$2,579	$—

September 30, 2022
Assets:
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$107	$—	$107	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	9,122	—	9,122	—
Total securities available for sale	$9,229	$—	$9,229	$—
Derivative assets (1)	2,487	—	2,487	—
Total assets	$11,716	$—	$11,716	$—

Liabilities:
Derivative liabilities	$2,487	$—	$2,487	$—
Total Liabilities	$2,487	$—	$2,487	$—

(1) Derivative assets were incorrectly shown as a negative balance within the Company's Annual Report on Form 10-K for the year-ended September 30, 2022. The derivative asset balances and corresponding totals have been corrected within the table above. The correction did not have an impact on the Company's consolidated balance sheet.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. There were no valuation write-downs for the years ended September 30, 2023 and 2022.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2023 and 2022:

	Total	Level 1	Level 2	Level 3
September 30, 2023	(In thousands)
Impaired loans	$777	$—	$—	$777
Total	$777	$—	$—	$777

September 30, 2022
Impaired loans	$5,659	$—	$—	$5,659
Total	$5,659	$—	$—	$5,659

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
September 30, 2023	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$777	Appraisal of collateral (1)	Appraisal adjustments (2)	-50% to -8.0% (-19.4%)

	Fair Value	Valuation
September 30, 2022	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$5,659	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -31.7% (-9.9%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2023 and September 30, 2022. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLBNY stock, bank owned life insurance, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2023
Financial instruments - assets
Investment securities held-to-maturity	$85,835	$73,728	$—	$73,728	$—
Loans	689,070	664,331	—	—	664,331
Financial instruments - liabilities
Certificates of deposit	104,668	101,216	—	101,216	—
Borrowings	29,515	28,177	—	28,177	—

September 30, 2022
Financial instruments - assets
Investment securities held-to-maturity	$91,646	$79,914	$—	$79,914	$—
Loans	619,843	592,804	—	—	592,804
Financial instruments - liabilities
Certificates of deposit	82,609	81,289	—	81,289	—
Borrowings	15,625	14,762	—	14,762	—

NOTE R - REGULATORY CAPITAL

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

As of September 30, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following tables set forth the Company’s and the Bank’s actual and required capital levels under those measures:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

				To be well-
				capitalized under
			Required for capital	prompt corrective
At September 30, 2023	Company	Bank	adequacy purposes	action provisions
Tier 1 leverage ratio	12.12%	11.11%	≥ 4.00%	≥ 5.00%
CET1	16.33%	14.97%	≥ 7.00% (1)	≥ 6.50%
Tier 1 risk-based capital ratio	16.33%	14.97%	≥ 8.50% (1)	≥ 8.00%
Total risk-based capital ratio	17.58%	16.22%	≥ 10.50% (1)	≥ 10.00%

At September 30, 2022
Tier 1 leverage ratio	12.57%	11.13%	≥ 4.00%	≥ 5.00%
CET1	17.16%	15.22%	≥ 7.00% (1)	≥ 6.50%
Tier 1 risk-based capital ratio	17.16%	15.22%	≥ 8.50% (1)	≥ 8.00%
Total risk-based capital ratio	18.41%	16.47%	≥ 10.50% (1)	≥ 10.00%

(1) Includes 2.50% capital conservation buffer

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2023, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

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

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I - Election of Directors - Transactions with Certain Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II - Ratification of the Appointment of Independent Registered Public Accountants.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc. (1)
3.2	Bylaws of Magyar Bancorp, Inc. (2)
3.3	Amendment to Certificate of Incorporation of Magyar Bancorp, Inc. (8)
4.1	Form of Common Stock Certificate of Magyar Bancorp, Inc. (2)
4.2	Description of the Capital Stock of Magyar Bancorp, Inc. (3)
10.1	Form of Employee Stock Ownership Plan (2)
10.2	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics (4)
10.3	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Edward C. Stokes, III (4)
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey (4)
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik (4)
10.6	Form of Change in Control Agreement for Executive Officers (2)
10.7	Executive Supplemental Retirement Income Agreement for John Fitzgerald (4)
10.8	Executive Supplemental Retirement Income Agreement for Jon Ansari (4)
10.9	Employment Agreement for John Fitzgerald (5)
10.10	Employment Agreement for Jon Ansari (9)
10.11	Change in Control Agreement for Peter Brown (5)
10.12	Supplemental Executive Retirement Plan for John Fitzgerald (6)
10.13	Supplemental Executive Retirement Plan for Jon Ansari (6)
10.14	Magyar Bancorp, Inc. 2022 Equity Incentive Plan (7)
21	Subsidiaries of Registrant (2)
23	Consent of S.R. Snodgrass, P.C.
23.2	Consent of RSM US LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Inline XBRL Cover Page Interactive Data File

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(3)	Incorporated by reference to the Annual Report on Form 10-K of Magyar Bancorp, Inc. (file no. 000-51726), filed with the Securities and Exchange Commission on December 20, 2021.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254282), filed with the Securities and Exchange Commission on March 15, 2021.
(6)	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no 000-51726), originally filed with the Securities and Exchange Commission on May 29, 2019.
(7)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement (file no. 000-51726) filed with the SEC on July 18, 2022.
(8)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 12, 2021.

(9)	Incorporated by reference to the Annual Report on Form 10-K of Magyar Bancorp, Inc. (file no. 000-51726), filed with the Securities and Exchange Commission on December 22, 2022.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 15, 2023	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 15, 2023
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 15, 2023
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 15, 2023
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 15, 2023
Andrew Hodulik

/s/ Joseph A. Yelencsics	Director	December 15, 2023
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 15, 2023
Edward C. Stokes, III

/s/ Susan Eisenhauer	Director	December 15, 2023
Susan Eisenhauer

/s/ Michael Lombardi	Director	December 15, 2023
Michael Lombardi

/s/ Maureen Ruane	Director	December 15, 2023
Maureen Ruane