Form 10-Q
period 2023-12-31
Magyar Bancorp, Inc.
filed 2024-02-14
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Yes ☐       No ☑

The number of shares outstanding of the issuer's common stock at February 1, 2024 was 6,653,933.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2023	2023
	(Unaudited)
Assets
Cash	$3,128	$3,179
Interest earning deposits with banks	47,989	69,353
Total cash and cash equivalents	51,117	72,532

Investment securities - available for sale, at fair value	12,273	10,125
Investment securities - at amortized cost (fair value of $75,508 and $73,728 at December 31, 2023 and September 30, 2023, respectively)	84,333	85,835
Federal Home Loan Bank of New York stock, at cost	2,254	2,286
Loans receivable	728,560	697,400
Allowance for credit losses	(7,683)	(8,330)
Bank owned life insurance	18,126	18,030
Accrued interest receivable	4,585	4,337
Premises and equipment, net	12,534	13,339
Other real estate owned ("OREO")	328	328
Other assets	10,312	11,410

Total assets	$916,739	$907,292

Liabilities and Stockholders' Equity
Liabilities
Deposits	$763,548	$755,453
Escrowed funds	3,723	3,494
Borrowings	28,796	29,515
Accrued interest payable	656	443
Accounts payable and other liabilities	13,477	13,597

Total liabilities	810,200	802,502

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at December 31, 2023 and September 30, 2023, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,654,952 and 6,674,184 shares outstanding
at December 31, 2023 and September 30, 2023, respectively, at cost	71	71
Additional paid-in capital	62,962	62,801
Treasury stock: 442,873 and 423,641 shares at December 31, 2023 and September 30, 2023, respectively, at cost	(5,554)	(5,362)
Unearned Employee Stock Ownership Plan shares	(3,047)	(3,097)
Retained earnings	53,456	52,166
Accumulated other comprehensive loss	(1,349)	(1,789)

Total stockholders' equity	106,539	104,790

Total liabilities and stockholders' equity	$916,739	$907,292

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)
Interest and dividend income
Loans, including fees	$10,082	$7,959
Investment securities
Taxable	1,406	504
Tax-exempt	14	14
Federal Home Loan Bank of New York stock	55	24
Total interest and dividend income	11,557	8,501

Interest expense
Deposits	4,077	1,474
Borrowings	236	136
Total interest expense	4,313	1,610

Net interest and dividend income	7,244	6,891

Provision for credit losses- loans	384	317
Provision for credit losses- commitments	97	—

Net interest and dividend income after provision for credit losses	6,763	6,574

Other income
Service charges	303	245
Income on bank owned life insurance	95	95
Interest rate swap fees	—	57
Gains on sales of premises and equipment	60	—
Other operating income	22	20
Gains on sales of loans	129	180
Total other income	609	597

Other expenses
Compensation and employee benefits	2,847	2,621
Occupancy expenses	790	761
Professional fees	226	179
Data processing expenses	140	146
Director fees and benefits	224	201
Marketing and business development	97	126
FDIC deposit insurance premiums	103	54
Other expenses	593	493
Total other expenses	5,020	4,581
Income before income tax expense	2,352	2,590
Income tax expense	700	780
Net income	$1,652	$1,810

Earnings per share - basic	$0.26	$0.28
Earnings per share - diluted	$0.26	$0.28
Weighted average shares outstanding - basic	6,387,010	6,456,525
Weighted average shares outstanding - diluted	6,387,010	6,459,446

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended
	December 31
	2023	2022
	(Unaudited)
Net income	$1,652	$1,810
Other comprehensive income
Unrealized gains on securities available for sale	584	206
Other comprehensive income, before tax	584	206
Deferred income tax effect	(144)	(50)
Total other comprehensive income	$440	$156
Total comprehensive income	$2,092	$1,966

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2023 and 2022

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790
Net income	—	—	—	—	—	1,652	—	1,652
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(716)	—	(716)
Effect of adopting ASU 2016-13	—	—	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	—	—	440	440
ESOP shares allocated	—	—	—	—	50	—	—	50
Purchase of treasury stock	(19,232)	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2023	6,654,952	$71	$62,962	$(5,554)	$(3,047)	$53,456	$(1,349)	$106,539

The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2022	6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502
Net income	—	—	—	—	—	1,810	—	1,810
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(744)	—	(744)
Other comprehensive income	—	—	—	—	—	—	156	156
ESOP shares allocated	—	—	17	—	24	—	—	41
Purchase of treasury stock	(2,194)	—	—	(27)	—	—	—	(27)
Stock-based compensation expense	—	—	180	—	—	—	—	180
Balance, December 31, 2022	6,742,934	$71	$63,931	$(5,820)	$(3,145)	$46,839	$(1,958)	$99,918

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2023	2022
	(Unaudited)
Operating activities
Net income	$1,652	$1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	217	208
Premium amortization on investment securities, net	20	43
Provision for credit losses	481	317
Originations of SBA loans held for sale	(1,613)	(1,825)
Proceeds from the sales of SBA loans	1,741	2,005
Gains on sale of loans	(129)	(180)
Gains on the sale of premises and equipment	(60)	—
ESOP compensation expense	50	41
Stock-based compensation expense	161	180
Deferred income tax expense (benefit)	221	(237)
Increase in accrued interest receivable	(248)	(348)
Increase in surrender value of bank owned life insurance	(95)	(95)
Decrease in other assets	733	160
Increase in accrued interest payable	213	77
Decrease in accounts payable and other liabilities	(120)	(821)
Net cash provided by operating activities	3,224	1,335

Investing activities
Net increase in loans receivable	(31,934)	(46,554)
Purchases of investment securities held-to-maturity	(2,000)	—
Purchases of investment securities available-for-sale	(1,953)	—
Principal repayments on investment securities held-to-maturity	3,487	992
Principal repayments on investment securities available-for-sale	384	209
Purchases of premises and equipment, net	(128)	(10)
Proceeds from the sale of land	776	—
Investment in other real estate owned	—	(11)
Purchase of Federal Home Loan Bank stock	(76)	(2,582)
Redemption of Federal Home Loan Bank stock	108	1,923
Net cash used in investing activities	(31,336)	(46,033)
Financing activities
Net increase in deposits	8,095	8,350
Net increase in escrowed funds	229	(39)
Proceeds from long-term advances	1,690	3,000
Repayments of long-term advances	(2,409)	—
Net change in short-term advances	—	11,100
Cash dividends paid on common stock	(716)	(744)
Purchase of treasury stock	(192)	(27)
Net cash provided by financing activities	6,697	21,640
Net decrease in cash and cash equivalents	(21,415)	(23,058)
Cash and cash equivalents, beginning of period	72,532	30,936

Cash and cash equivalents, end of period	$51,117	$7,878

Supplemental disclosures of cash flow information
Cash paid for
Interest	$4,100	$1,533
Income taxes	$—	$—
Non-cash operating activities
Adoption of ASU 2016-13	$354	$—

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

Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The September 30, 2023 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changed the impairment model for most financial assets. This update was intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses (“ACL”) should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

The Company adopted ASU 2016-13 on October 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost, including loans, held-to-maturity debt securities, available-for-sale debt securities and unfunded commitments. The Company recorded a cumulative effect increase to retained earnings of $492,000 ($346,000 net of taxes), which was comprised of a $1,032,000 ($725,000 net of tax) increase related to loans and $540,000 ($379,000 net of tax) decrease related to unfunded commitments. The Company determined that there was no impact to retained earnings related to held-to-maturity securities as a result of adopting this guidance. The results reported for periods beginning on or after October 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The impact of the change from the incurred loss model to the current expected credit loss model is included in the following table:

	October 1, 2023
		Adoption
	Pre-adoption	Impact	As Reported
	(In thousands)
Assets
ACL on debt securities held-to-maturity	$—	$—	$—
ACL on loans
One-to-four family residential	1,259	7	1,266
Commercial real estate	5,277	(589)	4,688
Construction	472	(55)	417
Home equity lines of credit	207	(87)	120
Commercial business	939	(133)	806
Other	176	(175)	1

Liabilities
ACL on unfunded commitments	—	540	540
Total	$8,330	$(492)	$7,838

Allowance for Credit Losses on Loans

The Company maintains its allowance for credit losses (“ACL”) at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Statement of Financial Condition. The Company established its allowance in accordance with the guidance included in Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”). The ACL is a valuation reserve established and maintained by charges against income. Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses that considers our historical loss experience, the weighted average expected lives of loans, current economic conditions and forecasts of future economic conditions. The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans. The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

Historical credit loss experience is the basis for the estimate of expected credit losses. We apply our historical loss rates to pools of loans with similar risk characteristics using the Weighted-Average Remaining Maturity (“WARM”) method. The remaining contractual life of the pools of loans with similar risk characteristics is adjusted by expected scheduled payments and prepayments. After consideration of the historical loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information. Our reasonable and supportable forecast adjustment is based on a regional economic indicator obtained from the United States Government Publishing Office. The Company selected eight qualitative metrics which were correlated with the Bank and its peer group’s historical loss patterns. The eight qualitative metrics include: changes in lending policies and procedures, changes in national and local economic conditions as well as business conditions, changes in the nature, complexity, and volume of the portfolio, changes in the experience, ability, and depth of lenders and lending management, changes in the volume and severity of past due and classified loans, changes in the value of collateral securing loans, changes in or the existence of credit concentrations, and changes in the legal and/or regulatory landscape. The adjustments are weighted for relevance before applying to each pool of loans. Each quarter, management reviews the recommended adjustment factors and applies any additional adjustments based on current conditions.

The Company has elected to exclude $4.3 million of accrued interest receivable on loans as of December 31, 2023 from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. Accrued interest on loans is reported in the accrued interest receivable line on the consolidated statements of financial condition.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and, therefore, should be individually assessed. We individually evaluate all commercial loans that meet the following criteria: (1) when it is determined that foreclosure is probable, (2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, or (3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Credit loss estimates are calculated based on the following three acceptable methods for measuring the ACL: (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are reduced to consider expected disposition costs when appropriate. A charge-off is recorded when the estimated fair value of the loan is less than the loan balance.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on unfunded loan commitments is included in accounts payable and other liabilities in the Company’s Statement of Financial Condition and is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur, the amount of funding that will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses on Held-to-Maturity Securities

The Company accounts for its held-to-maturity securities in accordance with Accounting Standards Codification (ASC) 326-20, Financial Instruments – Credit Loss – Measured at Amortized Cost, which requires that the Company measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current economic conditions and reasonable and supportable forecasts.

The Company classifies its held-to-maturity debt securities into the following major security types: obligations of U.S. government agencies, obligations of U.S. government-sponsored enterprises, private label mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience of no losses, the Company determined that an allowance for credit losses on its’ held-to-maturity portfolio is not required.

Accrued interest receivable on held-to-maturity debt securities totaled $215 thousand as of December 31, 2023 and is included within accrued interest receivable on the Company’s Consolidated Statement of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, held-to-maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Allowance for Credit Losses on Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Bank intends to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the amortized cost basis of the security is written down to fair value through income. For available-for-sale debt securities that do not meet the previously mentioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The ACL on available-for-sale debt securities is included within the recorded balance of securities available-for-sale on the Consolidated Statements of Financial Condition. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $26 thousand as of December 31, 2023 and is included within accrued interest receivable on the Company’s Consolidated Statement of Financial Condition. This amount is excluded from the estimate of expected credit losses. Generally, available-for-sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations as presented in this report.

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended December 31, 2023 and 2022. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	For the Three Months
	Ended December 31,
	2023	2022
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$1,652	$1,810
Weighted average common shares outstanding- basic	6,387,010	6,456,525
Potential diliutive common stock equivalents	—	2,921
Weighted average common shares outstanding- diluted	6,387,010	6,459,446
Earnings per share - basic	$0.26	$0.28
Earnings per share - diluted	$0.26	$0.28

Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 124,320 shares of restricted shares at a weighted average price of $12.63 were outstanding at December 31, 2023 but were not included in the calculation of diluted EPS because they were anti-dilutive. Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 156,400 shares of restricted shares at a weighted average price of $12.63 were outstanding at December 31, 2022.

NOTE E – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

On August 25, 2022, the Company adopted the 2022 Equity Compensation Plan which provided for grants of up to 547,400 shares to be allocated between incentive and non-qualified stock options and restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At December 31, 2023, 293,200 options and 124,320 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for the three months ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2023	293,200	$12.58	8.98	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at December 31, 2023	293,200	$12.58	8.73	$—

Exercisable at December 31, 2023	58,640	$12.58	8.73	$—

The following is a summary of the status of the Company’s non-vested restricted shares for the three months ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2023	124,320	$12.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2023	124,320	$12.63

Stock option and stock award expenses included with compensation expense were $63,000 and $98,000 for the three months ended December 31, 2023 and $69,000 and $111,000 for the three months ended December 31, 2022. At December 31, 2023, total compensation cost not yet recognized for the Company’s unvested stock options and stock awards was $2.4 million. The Company had no other stock-based compensation plans as of December 31, 2023 except as disclosed below.

On December 8, 2022, the Company announced the authorization of fourth stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares, under which 120,062 shares had been repurchased at an average price of $11.51 through December 31, 2023. Under this stock repurchase program, 217,084 shares of the 337,146 shares authorized remained available for repurchase as of December 31, 2023. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 442,873 at December 31, 2023. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

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

In connection with the Company’s second-step stock offering during its fiscal year ending September 30, 2021, the ESOP trustees purchased 312,800 shares of the Company’s common stock for $3.4 million, reflecting an average cost per share of $10.77. The ESOP loan bears a fixed interest rate of 3.25% with principal and interest payable annually in equal installments over 30 years.

At December 31, 2023, ESOP shares allocated to participants totaled 170,335. Unallocated ESOP shares held in suspense totaled 290,313 with an aggregate fair value of $3.3 million. The Company's contribution expense for the ESOP was $50,000 and $41,000 for the three months ended December 31, 2023 and 2022, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three months ended December 31, 2023 and 2022. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended December 31,
	2023			2022
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$584	$(144)	$440	$206	$(50)	$156
Other comprehensive income (loss), net	$584	$(144)	$440	$206	$(50)	$156

(a) All amounts are net of tax. Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments.

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

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$95	$—	$95	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,178	—	12,178	—
Total securities available for sale	$12,273	$—	$12,273	$—
Derivative assets	1,961	—	1,961	—
Total assets	$14,234	$—	$14,234	$—

Liabilities:
Derivative liabilities	$1,961	$—	$1,961	$—
Total Liabilities	$1,961	$—	$1,961	$—

September 30, 2023
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

Collateral Dependent Loans

Collateral dependent loans are measured and reported at fair value through specific allocations of the allowance for credit losses based on the fair value of the underlying collateral.

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2023 and September 30, 2023.

	Total	Level 1	Level 2	Level 3
At December 31, 2023	(In thousands)

Collateral dependent loans	$777	$—	$—	$777
Total	$777	$—	$—	$777

At September 30, 2023

Impaired loans	$777	$—	$—	$777
Total	$777	$—	$—	$777

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
December 31, 2023	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Collateral dependent loans	$777	Appraisal of collateral (1)	Appraisal adjustments (2)	-50% to -8.0% (-12.0%)

	Fair Value	Valuation
September 30, 2023	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$777	Appraisal of collateral (1)	Appraisal adjustments (2)	-50% to -8.0% (-19.4%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2023 and September 30, 2023.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2023
Financial instruments - assets
Investment securities held to maturity	$84,333	$75,508	$—	$75,508	$—
Loans	728,560	703,158	—	—	703,158

Financial instruments - liabilities
Certificates of deposit including retirement certificates	112,463	110,530	—	110,530	—
Borrowings	28,796	27,930	—	27,930	—

September 30, 2023
Financial instruments - assets
Investment securities held-to-maturity	$85,835	$73,728	$—	$73,728	$—
Loans	689,070	664,331	—	—	664,331

Financial instruments - liabilities
Certificates of deposit including retirement certificates	104,668	101,216	—	101,216	—
Borrowings	29,515	28,177	—	28,177	—

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at December 31, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$103	$—	$(8)	$95
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,551	39	(1,412)	12,178
Total securities available-for-sale	$13,654	$39	$(1,420)	$12,273
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,986	$—	$(677)	$4,309
Mortgage-backed securities - commercial	2,484	—	(22)	2,462
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	47,199	—	(6,229)	40,970
Debt securities	22,999	6	(1,378)	21,627
Private label mortgage-backed securities - residential	203	—	(10)	193
Obligations of state and political subdivisions	3,462	5	(324)	3,143
Corporate securities	3,000	—	(196)	2,804
Total securities held-to-maturity	$84,333	$11	$(8,836)	$75,508
Total investment securities	$97,987	$50	$(10,256)	$87,781

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At December 31, 2023, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following table summarizes the amortized cost of held-to-maturity debt securities at December 31, 2023, aggregated by credit quality indicator:

	Credit Rating
	AAA/AA/A	BBB/BB/B	Non-rated
December 31, 2023	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,986	$—	$—
Mortgage-backed securities - commercial	2,484	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	47,199	—	—
Debt securities	22,999	—	—
Private label mortgage-backed securities - residential	—	—	203
Obligations of state and political subdivisions	3,462	—	—
Corporate securities	—	3,000	—
Totals	$81,130	$3,000	$203

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities at December 31, 2023 are summarized in the following table:

	December 31, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$4,000	$3,966
Due after 1 but within 5 years	20,526	19,315
Due after 5 but within 10 years	4,935	4,293
Due after 10 years	—	—
Total debt securities	29,461	27,574

Mortgage backed securities:
Residential	66,042	57,745
Commercial	2,484	2,462
Total	$97,987	$87,781

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2023	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$106	$—	$(14)	$92
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,984	—	(1,951)	10,033
Total securities available for sale	$12,090	$—	$(1,965)	$10,125
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,070	$—	$(850)	$4,220
Mortgage-backed securities - commercial	2,509	—	(16)	2,493
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	48,086	—	(8,480)	39,606
Debt securities	23,497	—	(1,947)	21,550
Private label mortgage-backed securities - residential	207	—	(12)	195
Obligations of state and political subdivisions	3,466	—	(605)	2,861
Corporate securities	3,000	—	(197)	2,803
Total securities held to maturity	$85,835	$—	$(12,107)	$73,728
Total investment securities	$97,925	$—	$(14,072)	$83,853

As of December 31, 2023 investment securities having an estimated fair value of approximately $12.2 million were pledged to secure public deposits.

NOTE I – CREDIT LOSSES ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company recognizes an allowance for credit losses on debt securities in earnings through a provision for credit losses while noncredit-related impairment on debt securities not expected to be sold are recognized in other comprehensive income.

The Company reviews its investment portfolio on a quarterly basis for indications of credit losses. This review includes analyzing the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. The Company evaluates its intent and ability to hold debt securities based upon its investment strategy for the particular type of security and its cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future credit losses may be influenced by prolonged recession in the U.S. economy, changes in real estate values and interest deferrals.

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at December 31, 2023 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
December 31, 2023	(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$95	$(8)	$95	$(8)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	9	1,879	(9)	7,929	(1,403)	9,808	(1,412)
Total	10	$1,879	$(9)	$8,024	$(1,411)	$9,903	$(1,420)

Prior to the adoption of ASU 2016-13, details of our entire investment portfolio were required to be disclosed. Accordingly, details of our held-to-maturity and available-for-sale investment securities with unrealized losses at September 30, 2023 were as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2023	(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	6	$—	$—	$4,312	$(864)	$4,312	$(864)
Mortgage-backed securities - commercial	2	1,926	(14)	567	(2)	2,493	(16)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	50	4,938	(49)	44,485	(10,382)	49,423	(10,431)
Debt securities	12	—	—	21,550	(1,947)	21,550	(1,947)
Private label mortgage-backed securities residential	1	—	—	195	(12)	195	(12)
Obligations of state and political subdivisions	7	789	(43)	2,072	(562)	2,861	(605)
Corporate securities	1	—	—	2,803	(197)	2,803	(197)
Total	79	$7,653	$(106)	$75,984	$(13,966)	$83,637	$(14,072)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding credit losses and determined that there are no allowance for credit loss was required as of December 31, 2023.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2023	2023
	(In thousands)

One-to-four family residential	$234,156	$237,683
Commercial real estate	407,346	389,134
Construction and land	34,641	21,853
Home equity loans and lines of credit	24,069	16,983
Commercial business	27,043	30,194
Other	2,239	2,359
Total loans receivable	729,494	698,206
Net deferred loan costs	(934)	(806)
Total loans receivable, net	$728,560	$697,400

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: first lien, amortizing term loans, and the combination of second lien amortizing term loans and home equity lines of credit. The commercial loan segment is further disaggregated into three classes: loans secured by multifamily structures, loans secured by owner-occupied commercial structures, and loans secured by non-owner occupied nonresidential properties. The construction loan segment consists primarily of developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan. The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists of revolving lines of credit and loans partially guaranteed by the U.S. Small Business Administration. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of December 31, 2023.

							Revolving Loans
	December 31, 2023						Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Cost Basis	to Term	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
One-to-four family residential
Performing	$7,180	$43,224	$33,060	$27,899	$31,288	$91,353	$—	$—	$234,004
Non-performing	—	—	—	—	—	152	—	—	152
Total	$7,180	$43,224	$33,060	$27,899	$31,288	$91,505	$—	$—	$234,156
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$18,235	$82,558	$68,224	$66,529	$30,007	$131,540	$6,373	$1,540	$405,006
Special Mention	—	—	—	—	—	116	—	—	116
Substandard	—	—	2,224	—	—	—	—	—	2,224
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,235	$82,558	$70,448	$66,529	$30,007	$131,656	$6,373	$1,540	$407,346
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$10,368	$12,297	$2,351	$—	$1,761	$4,665	$725	$—	$32,167
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,474	—	—	2,474
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,368	$12,297	$2,351	$—	$1,761	$7,139	$725	$—	$34,641
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$724	$1,678	$1,657	$342	$277	$1,438	$17,953	$—	$24,069
Non-performing	—	—	—	—	—	—	—	—	—
Total	$724	$1,678	$1,657	$342	$277	$1,438	$17,953	$—	$24,069
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$1,030	$542	$2,685	$2,047	$946	$3,390	$16,403	$—	$27,043
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,030	$542	$2,685	$2,047	$946	$3,390	$16,403	$—	$27,043
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$—	$—	$65	$1	$13	$1,793	$367	$—	$2,239
Non-performing	—	—	—	—	—	—	—	—	—
Total	$—	$—	$65	$1	$13	$1,793	$367	$—	$2,239
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Information presented in the table above is not required for periods prior to the adoption of ASU 2016-13. The following table presents more comparable information of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of September 30, 2023.

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2023
One-to-four family residential	$236,876	$—	$807	$—	$237,683
Commercial real estate	386,794	116	2,224	—	389,134
Construction	19,379	—	2,474	—	21,853
Home equity lines of credit	16,983	—	—	—	16,983
Commercial business	30,194	—	—	—	30,194
Other	2,359	—	—	—	2,359
Total	$692,585	$116	$5,505	$—	$698,206

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent greater than 90 days. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
December 31, 2023
One-to-four family residential	$232,710	$1,056	$238	$152	$234,156
Commercial real estate	404,315	690	116	2,225	407,346
Construction	32,167	—	—	2,474	34,641
Home equity lines of credit	24,069	—	—	—	24,069
Commercial business	26,404	639	—	—	27,043
Other	2,239	—	—	—	2,239
Total	$721,904	$2,385	$354	$4,851	$729,494

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
September 30, 2023
One-to four-family residential	$236,729	$—	$568	$386	$237,683
Commercial real estate	386,794	—	116	2,224	389,134
Construction	19,379	—	—	2,474	21,853
Home equity lines of credit	16,983	—	—	—	16,983
Commercial business	30,047	147	—	—	30,194
Other	2,359	—	—	—	2,359
Total	$692,291	$147	$684	$5,084	$698,206

The following tables present our non-accrual loans and the related allowance for credit loss by loan type as of December 31, 2023 and the non-accrual loans and specific reserves by loan type as of September 30, 2023.

	Non-	Allowance for
	Accrual	Credit Loss
	(In thousands)
December 31, 2023
One-to-four family residential	$152	$—
Commercial real estate	2,225	—
Construction and land	2,474	—
Home loans and lines of credit	—	—
Commercial business	—	—
Total	$4,851	$—

	Non-	Specific
	Accrual	Reserve
	(In thousands)
September 30, 2023
One-to four-family residential	$386	$—
Commercial real estate	2,224	—
Construction and land	2,474	—
Home equity lines of credit	—	—
Commercial business	—	—
Other	—	—
Total	$5,084	$—

The following table identifies our non-performing, collateral dependent loans by collateral type as of December 31, 2023:

December 31,
2023
(In thousands)
One- to four-family residential	$152
Commercial real estate	2,225
Land	2,474
Total	$4,851

The Company’s adoption of ASU 2016-13 eliminated the requirement to disclose impaired loans. The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2023:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
September 30, 2023	(In thousands)

One-to four-family residential	$—	$—	$2,031	$2,031	$2,031
Commercial real estate	—	—	2,969	2,969	2,969
Construction	—	—	2,474	2,474	2,539
Commercial business	—	—	147	147	147
Total impaired loans	$—	$—	$7,621	$7,621	$7,686

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans for the three months ended December 31, 2022.

Three Months Ended
December 31, 2022
(In thousands)

One-to-four family residential	$1,447
Commercial real estate	1,269
Construction	2,835
Commercial business	203
Average investment in impaired loans	$5,754

Interest income recognized on
an accrual basis on impaired loans
One-to-four family residential	$20
Commercial real estate	13
Commercial business	2
Total	$35

An allowance for credit losses (“ACL”) is maintained to absorb losses from the loan portfolio. Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL. Since loans individually evaluated for impairment are promptly written down to their fair value, typically there is no portion of the ACL for loans individually evaluated for impairment.

ASU 2016-13 requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to October 1, 2023).  Accordingly, the allowance for losses disclosures subsequent to October 1, 2023 are not always comparable to prior dates. In addition, certain new disclosures required under ASU 2016-13 are not applicable to prior periods.  As a result, the following tables present disclosures separately for each period, where appropriate.  New disclosures required under ASU 2016-13 are only shown for the current period.  Please refer to Note B “Summary of Significant Accounting Policies” for a summary of the impact of adopting the provisions of ASU 2016-13 on October 1, 2023.

The following tables set forth the allocation of the Bank’s allowance for credit losses by loan category at the dates indicated. The portion of the credit loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total credit loss allowance is a valuation allocation applicable to the entire loan portfolio. The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

The following table presents, by loan category, the changes in the allowance for credit losses for the three months ended December 31, 2023 and the allowance for loan losses for the three months ended December 31, 2022.

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Effect of adopting ASU 2016-13	7	(589)	(55)	(87)	(133)	(1)	(174)	(1,032)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	(75)	161	301	(40)	39	(1)	—	385
Balance- December 31, 2023	$1,191	$4,849	$718	$80	$845	$—	$—	$7,683

Balance- September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	12	518	65	(7)	(109)	—	(162)	317
Balance- December 31, 2022	$1,235	$5,130	$526	$256	$1,375	$1	$227	$8,750

During the three months ended December 31, 2023 and exclusive of the impact of the adoption of ASU 2016-13, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each segment of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial real estate and construction loan portfolios during the three months ended December 31, 2023 and a corresponding increase in the provision for credit losses for these portfolios. The overall increase in the allowance during the three months ended December 31, 2023 is attributed to the previously mentioned growth in our commercial real estate and construction portfolios, partially offset by improved economic metrics with continued low levels of net charge-offs and a decrease in non-performing assets.

The following table presents, by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and September 30, 2023.

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

During the three months ended December 31, 2023, there were no loans modified to borrowers experiencing financial difficulty. During the three months ended December 31, 2022, there was one loan modified that was identified as a troubled debt restructuring (“TDR”) and there were no TDRs that subsequently defaulted within twelve months of modification.

	Three Months Ended December 31, 2022
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$97	$107

Total	1	$97	$107

There were no residential loans in the process of foreclosure at December 31, 2023.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2023	2023
	(In thousands)

Demand accounts	$164,453	$188,550
Savings accounts	60,008	62,168
NOW accounts	119,738	115,182
Money market accounts	306,886	284,885
Certificates of deposit	100,547	92,725
Retirement certificates	11,916	11,943
Total deposits	$763,548	$755,453

Included in Company’s deposits at December 31, 2023 were $13.8 million in brokered certificates of deposits and $15.5 million in certificate of deposits obtained through a national deposit listing service. At September 30, 2023 the Company had $13.8 million in brokered certificates of deposits and $14.0 million in certificate of deposits obtained through a national deposit listing service.

At December 31, 2023 and September 30, 2023, the aggregate deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance, were $456.7 million and $429.9 million, respectively. The estimated amount of deposits that were neither insured nor collateralized was $120.2 million and $109.3 million at December 31, 2023 and September 30, 2023, respectively.

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of December 31, 2023, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at December 31, 2023 and September 30, 2023.

The following table presents summary information regarding these derivatives as of December 31, 2023 and September 30, 2023.

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
December 31, 2023
Classified in Other Assets:
Customer interest rate swaps	$35,743	3.9	4.96%	1 Mo. BSBY + 2.44	$1,961
Total	$35,743	3.9	4.96%		$1,961

Classified in Other Liabilities:
3rd Party interest rate swaps	$35,743	3.9	4.96%	1 Mo. BSBY + 2.44	$1,961
Total	$35,743	3.9	4.96%		$1,961

September 30, 2023
Classified in Other Assets:
Customer interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

Classified in Other Liabilities:
3rd Party interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

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

	December 31,	September 30,
	2023	2023
	(In thousands)

Financial instruments whose contract amounts represent credit risk
Letters of credit	$1,098	$1,073
Unused lines of credit	95,333	89,933
Fixed rate loan commitments	15,610	3,578
Variable rate loan commitments	4,969	26,472
Totals	$117,010	$121,056

Upon adoption of ASU 2016-13 on October 1, 2023, the Company recorded an allowance for credit losses for its unused lines of credit and unfunded commitments totaling $540,000. The Company’s reserves for off-balance sheet credit losses increased to $637,000 at December 31, 2023 from $0 at September 30, 2023.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Critical accounting policies may involve complex subjective decisions or assessments. Please refer to the Company’s Form 10-K for the Company’s critical accounting policies. There were no significant changes to the Company’s critical accounting policies during the three months ended December 31, 2023.

Comparison of Financial Condition at December 31, 2023 and September 30, 2023

Total Assets. Total assets increased $9.4 million, or 1.0%, to $916.7 million at December 31, 2023 from $907.3 million at September 30, 2023. The increase was attributable to higher balances of loans receivable, net of allowance for credit loss, offset by lower interest-earning deposits with banks.

Interest Earning Deposits. Interest-earning deposits with banks decreased $21.4 million, or 30.8%, to $48.0 million at December 31, 2023 from $69.4 million at September 30, 2023 resulting primarily from deployment of these fund into loans receivable during the three months ended December 31, 2023.

Loans Receivable. Total loans receivable increased $31.3 million, or 4.5%, to $729.5 million at December 31, 2023 from $698.2 million at September 30, 2023. The increase in total loans receivable during the quarter ended December 31, 2023 occurred in commercial real estate loans, which increased $18.2 million, or 4.7%, to $407.4 million, construction loans, which increased $12.8 million, or 58.5%, to $34.6 million and one-to four-family residential real estate loans (including home equity loans and lines of credit), which increased $3.5 million, or 1.4%, to $258.2 million. Partially offsetting these increases were commercial business loans, which decreased $3.1 million, or 10.4%, to $27.0 million and other loans, which decreased $120,000, or 5.1%, to $2.2 million during the quarter.

As of December 31, 2023, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 267%. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Total non-performing loans decreased $233,000, or 4.6%, to $4.9 million at December 31, 2023 from $5.1 million at September 30, 2023. The decline was attributable to payments received on one residential mortgage loan that was no longer delinquent more than 90 days at December 31, 2023. The ratio of non-performing loans to total loans decreased to 0.66% at December 31, 2023 from 0.73% at September 30, 2023.

The allowance for credit losses was unchanged at $8.3 million during the three months ended December 31, 2023. Upon adoption of ASU 2016-13 on October 1, 2023, the Company’s allowance for credit losses decreased $492,000. Growth in loans receivable and loan commitments during the quarter resulted in additional provisions for credit loss totaling $481,000. The Company’s allowance for on-balance sheet credit losses decreased to $7.7 million at December 31, 2023 from $8.3 million at September 30, 2023 while its reserve for off-balance sheet commitments increased to $637,000 at December 31, 2023 from $0 at September 30, 2023.

The allowance for credit losses as a percentage of non-performing loans increased to 171.5% at December 31, 2023 from 163.9% at September 30, 2023. Our allowance for credit losses as a percentage of total loans was 1.14% at December 31, 2023 compared with 1.19% at September 30, 2023. Future increases in the allowance for credit losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Investment Securities. At December 31, 2023, investment securities totaled $96.6 million, reflecting an increase of $646,000, or 0.7%, from September 30, 2023. During the three months ended December 31, 2023, the Company purchased securities totaling $4.0 million and experienced a $584,000 increase in the market value of its available-for-sale investment securities. Offsetting these increases were repayments from mortgage-backed securities totaling $1.4 million and the maturity of a $2.5 million U.S. Government-sponsored enterprise debt security. There were no sales of investment securities during the period.

Investment securities at December 31, 2023 consisted of $66.9 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $23.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $3.5 million in municipal bonds, and $203,000 in “private-label” mortgage-backed securities. There was no allowance for credit losses for the Company’s investment securities for the three months ended December 31, 2023.

Deposits. Total deposits increased $8.1 million, or 1.1%, to $763.5 million at December 31, 2023 from $755.4 million at September 30, 2023.

The inflow in deposits occurred in money market accounts, which increased $22.0 million, or 7.7%, to $306.9 million, in certificates of deposit (including individual retirement accounts), which increased $7.8 million, or 7.4%, to $112.5 million and in interest-bearing checking accounts (NOW), which increased $4.6 million, or 4.0%, to $119.7 million. Partially offsetting these increases were decreases in non-interest bearing checking accounts, which decreased $24.1 million, or 12.8%, to $164.4 million and savings accounts, which decreased $2.2 million, or 3.5%, to $60.0 million. Included in the certificates of deposit were $13.8 million in brokered certificates of deposit.

Borrowed Funds. Borrowings decreased $719,000, or 2.4%, to $28.8 million at December 31, 2023 from $29.5 million at September 30, 2023. The Company repaid a matured long term advance totaling $2.4 million and borrowed a zero- cost, three-year advance totaling $1.7 million the Federal Home Loan Bank of New York during the three months ended December 31, 2023.

Stockholders’ Equity. Stockholders’ equity increased $1.7 million, or 1.7%, to $106.5 million at December 31, 2023 from $104.8 million at September 30, 2023. The increase was primarily due to net income of $1.6 million, followed by $440,000 in other comprehensive income, a $354,000 increase for the tax effected adoption of ASU 2016-13, a $161,000 increase for stock-based compensation and a $50,000 increase for ESOP shares allocated during the quarter. Partially offsetting these increases were $716,000 in dividends paid ($0.11 per share) and 19,232 shares repurchased during the quarter totaling $192,000. As a result, the Company’s book value per share increased to $16.01 at December 31, 2023 from $15.70 at September 30, 2023.

Average Balance Sheet for the Three Months Ended December 31, 2023 and 2022

The following table presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2023 and 2022. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended December 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$70,954	$928	5.19%	$14,984	$109	2.88%
Loans receivable, net	703,238	10,082	5.69%	643,206	7,959	4.91%
Securities
Taxable	92,694	478	2.05%	97,121	395	1.61%
Tax-exempt (1)	3,370	18	2.15%	3,370	18	2.15%
FHLBNY stock	2,290	55	9.53%	1,613	24	6.00%
Total interest-earning assets	872,546	11,561	5.26%	760,294	8,505	4.44%
Noninterest-earning assets	49,628			48,415
Total assets	$922,174			$808,709

Interest-bearing liabilities:
Savings accounts (2)	$60,661	87	0.57%	$78,263	82	0.41%
NOW accounts (3)	413,731	3,156	3.03%	325,295	1,177	1.44%
Time deposits (4)	107,207	834	3.09%	79,535	215	1.07%
Total interest-bearing deposits	581,599	4,077	2.78%	483,093	1,474	1.21%
Borrowings	29,604	236	3.16%	19,067	136	2.83%
Total interest-bearing liabilities	611,203	4,313	2.80%	502,160	1,610	1.27%
Noninterest-bearing liabilities	204,225			206,197
Total liabilities	815,428			708,357
Retained earnings	106,746			100,352
Total liabilities and retained earnings	$922,174			$808,709

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$7,244			$6,891
Interest rate spread			2.46%			3.17%
Net interest-earning assets	$261,343			$258,134
Net interest margin (5)			3.29%			3.60%
Average interest-earning assets to average interest-bearing liabilities	142.76%			151.40%

(1)    Calculated using the Company's 21% federal tax rate.

(2)    Includes passbook savings, money market passbook and club accounts.

(3)    Includes interest-bearing checking and money market accounts.

(4)    Includes certificates of deposits and individual retirement accounts.

(5)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

Net Income. Net income decreased $158,000, or 8.7%, to $1,652,000 for the three-month period ended December 31, 2023 compared with net income of $1,810,000 for the three-month period ended December 31, 2022. The decrease was due to higher provisions for credit loss and other expenses, partially offset by higher net interest income.

Net Interest and Dividend Income. Net interest and dividend income increased $353,000, or 5.1%, to $7.2 million for the three months ended December 31, 2023 from $6.9 million for the three months ended December 31, 2022. The increase was attributable to a $112.3 million increase in the average balance of interest-earning assets between periods, partially offset by a 31 basis point decrease in the Company’s net interest margin to 3.29% for the three months ended December 31, 2023 from 3.60% for the three months ended December 31, 2022.

Interest and Dividend Income. Interest and dividend income increased $3.1 million, or 35.9%, to $11.6 million for the three months ended December 31, 2023 compared with $8.5 million for the three months ended December 31, 2022. The increase was attributable to an 82 basis point increase in the yield on earning assets to 5.26% for the three months ended December 31, 2023 from 4.44% for the three months ended December 31, 2022 as well as a $112.3 million, or 14.8%, increase in the average balance of interest-earning assets. The increase in yield on the Company’s assets was attributable to higher market interest rates between periods.

The average balance of loans receivable, net of allowance for loan loss, increased $60.0 million to $703.2 million during the three months ended December 31, 2023 from $643.2 million during the three months ended December 31, 2022 while the yield on loans receivable increased 78 basis points to 5.69% for the three months ended December 31, 2023 from 4.91% for the three months ended December 31, 2022 due to higher market interest rates. The higher average balance and yield accounted for a $2.1 million, or 26.7%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, increased $902,000, or 174.1%, to $1.4 million for the quarter ended December 31, 2023 from $518,000 for the prior year quarter. A 160 basis point increase in the yield on such assets to 3.39% for the three months ended December 31, 2023 from 1.79% for the three months ended December 31, 2022, and the average balance of investment securities and interest-earning deposits increased by $51.5 million, or 44.6%, to $167.0 million for the quarter ended December 31, 2023.

Interest Expense. Interest expense increased $2.7 million, or 167.9%, to $4.3 million for the three months ended December 31, 2023 from $1.6 million for the three months ended December 31, 2022. The cost of interest-bearing liabilities increased 153 basis points to 2.80% for the three months ended December 31, 2023 compared with 1.27% for the three months ended December 31, 2022 resulting primarily from higher market interest rates. In addition, the average balance of interest-bearing liabilities increased $109.0 million, or 21.7%, to $611.2 million.

The average balance of interest-bearing deposits increased $98.5 million, or 20.4%, to $581.6 million for the quarter ended December 31, 2023 from $483.0 million for the quarter ended December 31, 2022, while the average cost of such deposits increased 157 basis points to 2.78% from 1.21%. As a result, interest paid on interest-bearing deposits increased $2.6 million to $4.1 million for the three months ended December 31, 2023 compared with $$1.5 million for the three months ended December 31, 2022 due to higher market interest rate environment.

Interest paid on borrowings increased $100,000, or 73.5%, to $236,000 for the three months ended December 31, 2023 from $136,000 for the prior year period. The increase was the result of a 33 basis point increase in the cost of borrowings to 3.16% for the three months ended December 31, 2023 from 2.83% for the three months ended December 31, 2022. Average balance of borrowings increased $10.5 million to $29.6 million for the three months ended December 31, 2023 compared to $19.1 million for the three months ended December 31, 2022.

Provision for Credit Losses. The Company recorded a provision of $481,000 for the three months ended December 31, 2023 compared to $317,000 for the three months ended December 31, 2022. The higher provisions resulted from growth in the Company’s loan portfolio during the three months ended December 31, 2023, specifically in commercial real estate and construction loans. The Company recorded $461 in net recoveries during the three months ended December 31, 2023 compared with $0 in net recoveries during the three months ended December 31, 2022.

Other Income. Other income increased $12,000, or 2.0%, to $609,000 during the three months ended December 31, 2023 compared to $597,000 for the three months ended December 31, 2022. Higher service charge income from loan prepayment penalties and a $60,000 gain on the sale of land during the quarter were partially offset by lower interest rate swap fees and gains on the sale of SBA loans.

Other Expenses. Other expenses increased $439,000, or 9.6%, to $5.0 million during the three months ended December 31, 2023.

The increase in other expense was primarily attributable to higher compensation and benefit expense, which increased $226,000, or 8.6%, to $2.8 million, due to fewer open positions between periods and the addition of a commercial lender in September 2023. Also contributing to the increase were higher FDIC deposit insurance premiums and other expenses. Deposit insurance premiums increased $49,000, or 90.7%, from deposit growth and higher insurance assessment rates implemented by the FDIC for all insured institutions effective January 1, 2023. Other expenses increased $100,000, or 20.3%, from higher loan origination and servicing costs, higher losses on fraudulent checks, and higher OREO expenses.

Income Tax Expense. The Company recorded tax expense of $700,000 on pre-tax income of $2.4 million for the three months ended December 31, 2023, compared to $780,000 on pre-tax income of $2.6 million for the three months ended December 31, 2022. The Company’s effective tax rate for the three months ended December 31, 2023 was 29.8% compared with 30.1% for the three months ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at December 31, 2023, we had an aggregate borrowing capacity of $122.9 million. There has been no material adverse change during the three months ended December 31, 2023 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2023, the Company had commitments outstanding under letters of credit totaling $1.1 million, commitments to originate loans totaling $20.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $95.3 million. There has been no material change during the three months ended December 31, 2023 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2023, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 10.81%, and total qualifying capital as a percentage of risk-weighted assets was 15.81%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed on December 15, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 19,232 shares of its common stock during the three months ended December 31, 2023. Through December 31, 2023, the Company held 442,873 shares in treasury that were repurchased at a weighted average price of $11.51 pursuant to stock repurchase plans. On December 8, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares, 217,084 shares of which remained subject to repurchase under the plan.

The following table reports information regarding repurchases of our common stock during the three months ended December 31, 2023.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan
October 1, 2023 through October 31, 2023	7,541	$9.52	228,775
November 1, 2023 through November 30, 2023	1,700	9.84	227,075
December 1, 2023 through December 31, 2023	9,991	10.33	217,084
Total	19,232	9.97

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2023 and September 30, 2023; (ii) the Consolidated Statements of Income for the three months ended December 31, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2023 and 2022; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 14, 2024	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 14, 2024	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer