Form 10-Q
period 2024-03-31
Magyar Bancorp, Inc.
filed 2024-05-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Yes ☐    No ☑

The number of shares outstanding of the issuer's common stock at May 1, 2024 was 6,593,860

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2024	2023
	(Unaudited)
Assets
Cash	$3,413	$3,179
Interest earning deposits with banks	46,576	69,353
Total cash and cash equivalents	49,989	72,532

Investment securities - available for sale, at fair value	11,913	10,125
Investment securities - at amortized cost (fair value of $74,104 and $73,728 at March 31, 2024 and September 30, 2023, respectively)	83,438	85,835
Federal Home Loan Bank of New York stock, at cost	2,272	2,286
Loans receivable	741,712	697,400
Allowance for credit losses-loans	(7,694)	(8,330)
Bank owned life insurance	18,217	18,030
Accrued interest receivable	4,752	4,337
Premises and equipment, net	12,436	13,339
Other real estate owned ("OREO")	1,170	328
Other assets	10,359	11,410

Total assets	$928,564	$907,292

Liabilities and Stockholders' Equity
Liabilities
Deposits	$774,888	$755,453
Escrowed funds	4,621	3,494
Borrowings	28,796	29,515
Accrued interest payable	689	443
Accounts payable and other liabilities	11,935	13,597

Total liabilities	820,929	802,502

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at March 31, 2024 and September 30, 2023, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,602,439 and 6,674,184 shares outstanding at March 31, 2024 and September 30, 2023, respectively, at cost	71	71
Additional paid-in capital	63,133	62,801
Treasury stock: 495,386 and 423,641 shares at March 31, 2024 and September 30, 2023, respectively, at cost	(6,162)	(5,362)
Unearned Employee Stock Ownership Plan shares	(3,022)	(3,097)
Retained earnings	55,027	52,166
Accumulated other comprehensive loss	(1,412)	(1,789)

Total stockholders' equity	107,635	104,790

Total liabilities and stockholders' equity	$928,564	$907,292

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Unaudited)
Interest and dividend income
Loans, including fees	$10,540	$8,618	$20,622	$16,577
Investment securities
Taxable	1,310	512	2,716	1,015
Tax-exempt	14	14	29	29
Federal Home Loan Bank of New York stock	56	30	111	55
Total interest and dividend income	11,920	9,174	23,478	17,676

Interest expense
Deposits	4,775	2,009	8,853	3,483
Borrowings	222	219	457	355
Total interest expense	4,997	2,228	9,310	3,838

Net interest and dividend income	6,923	6,946	14,168	13,838

Provision for credit losses-loans	(74)	195	407	513
Provision for credit losses-unfunded commitments	88	—	88	—
Total provision for credit losses	14	195	495	513
Net interest and dividend income after provision for credit losses	6,909	6,751	13,673	13,325

Other income
Service charges	294	320	597	565
Gains on sales of SBA loans	213	201	342	381
Income on bank owned life insurance	91	90	186	185
Interest rate swap fees	—	—	—	57
Gains on sales of premises and equipment	—	—	60	—
Other operating income	24	20	46	41
Total other income	622	631	1,231	1,229

Other expenses
Compensation and employee benefits	3,008	2,774	5,855	5,396
Occupancy expenses	803	792	1,593	1,553
Professional fees	178	205	404	384
Data processing expenses	147	149	287	295
Director fees and benefits	207	209	431	410
Marketing and business development	98	117	195	243
FDIC deposit insurance premiums	105	94	209	148
Other expenses	562	456	1,156	950
Total other expenses	5,108	4,796	10,130	9,379
Income before income tax expense	2,423	2,586	4,774	5,175
Income tax expense	526	790	1,225	1,569
Net income	$1,897	$1,796	$3,549	$3,606

Earnings per share - basic	$0.30	$0.28	$0.56	$0.56
Earnings per share - diluted	$0.30	$0.28	$0.56	$0.56
Weighted average shares outstanding - basic	6,372,034	6,431,471	6,360,801	6,431,109
Weighted average shares outstanding - diluted	6,372,034	6,432,052	6,360,801	6,432,742

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Unaudited)
Net income	$1,897	$1,796	$3,549	$3,606
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(84)	177	500	384
Other comprehensive income (loss), before tax	(84)	177	500	384
Deferred income tax effect	21	(44)	(123)	(95)
Total other comprehensive income (loss)	$(63)	$133	$377	$289
Total comprehensive income	$1,834	$1,929	$3,926	$3,895

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Six Months Ended March 31, 2024 and 2023

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790
Net income	—	—	—	—	—	1,652	—	1,652
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(716)	—	(716)
Effect of adopting ASU 2016-13	—	—	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	—	—	440	440
ESOP shares allocated	—	—	—	—	50	—	—	50
Purchase of treasury stock	(19,232)	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2023	6,654,952	$71	$62,962	$(5,554)	$(3,047)	$53,456	$(1,349)	$106,539
Net income	—	—	—	—	—	1,897	—	1,897
Dividends paid on common stock ($0.05 per share)	—	—	—	—	—	(326)	—	(326)
Other comprehensive loss	—	—	—	—	—	—	(63)	(63)
ESOP shares allocated	—	—	9	—	25	—	—	34
Purchase of treasury stock	(52,513)	—	—	(608)	—	—	—	(608)
Stock-based compensation expense	—	—	162	—	—	—	—	162
Balance, March 31, 2024	6,602,439	$71	$63,133	$(6,162)	$(3,022)	$55,027	$(1,412)	$107,635

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2022	6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502
Net income	—	—	—	—	—	1,810	—	1,810
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(744)	—	(744)
Other comprehensive income	—	—	—	—	—	—	156	156
ESOP shares allocated	—	—	17	—	24	—	—	41
Purchase of treasury stock	(2,194)	—	—	(27)	—	—	—	(27)
Stock-based compensation expense	—	—	180	—	—	—	—	180
Balance, December 31, 2022	6,742,934	$71	$63,931	$(5,820)	$(3,145)	$46,839	$(1,958)	$99,918
Net income	—	—	—	—	—	1,796	—	1,796
Dividends paid on common stock ($0.03 per share)	—	—	—	—	—	(179)	—	(179)
Other comprehensive income	—	—	—	—	—	—	133	133
Treasury stock used for restricted stock plan	1,000	—	(13)	13	—	—	—	—
ESOP shares allocated	—	—	17	—	16	—	—	33
Purchase of treasury stock	(54,144)	—	—	(697)	—	—	—	(697)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, March 31, 2023	6,689,790	$71	$64,096	$(6,504)	$(3,129)	$48,456	$(1,825)	$101,165

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2024	2023
	(Unaudited)
Operating activities
Net income	$3,549	$3,606
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation expense	440	415
Premium amortization on investment securities, net	35	80
Provision for credit losses	495	513
Originations of SBA loans held for sale	(3,771)	(3,887)
Proceeds from the sales of SBA loans	4,113	4,268
Gains on sale of SBA loans	(342)	(381)
Gains on the sale of premises and equipment	(60)	—
ESOP compensation expense	84	74
Stock-based compensation expense	323	341
Deferred income tax expense (benefit)	103	(357)
Increase in accrued interest receivable	(415)	(491)
Income on bank owned life insurance	(186)	(185)
Decrease (increase) in other assets	825	(227)
Increase in accrued interest payable	246	151
(Decrease) increase in accounts payable and other liabilities	(1,662)	290
Net cash provided by operating activities	3,777	4,210

Investing activities
Net increase in loans receivable	(45,931)	(40,845)
Purchases of loans receivable	—	(7,091)
Purchases of investment securities held-to-maturity	(4,000)	—
Purchases of investment securities available-for-sale	(1,953)	—
Principal repayments on investment securities held-to-maturity	6,367	1,878
Principal repayments on investment securities available-for-sale	660	421
Purchases of premises and equipment, net	(253)	(140)
Proceeds from the sale of land	776	—
Investment in other real estate owned	—	(11)
Purchase of Federal Home Loan Bank stock	(120)	(4,569)
Redemption of Federal Home Loan Bank stock	133	4,080
Net cash used in investing activities	(44,321)	(46,277)
Financing activities
Net increase in deposits	19,435	30,158
Net increase (decrease) in escrowed funds	1,127	(1,857)
Proceeds from long-term advances	1,690	13,000
Repayments of long-term advances	(2,409)	(3,091)
Cash dividends paid on common stock	(1,042)	(923)
Purchase of treasury stock	(800)	(724)
Net cash provided by financing activities	18,001	36,563
Net decrease in cash and cash equivalents	(22,543)	(5,504)
Cash and cash equivalents, beginning of period	72,532	30,936

Cash and cash equivalents, end of period	$49,989	$25,432

Supplemental disclosures of cash flow information
Cash paid for
Interest	$9,064	$3,687
Income taxes	$1,570	$1,850
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$842	$—
Adoption of ASU 2016-13	$354	$—

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

Operating results for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The September 30, 2023 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of available-for-sale investment securities, the valuation of other real estate owned (“OREO”), and the assessment of realizability of deferred income tax assets.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

The Company adopted ASU 2016-13 on October 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost, including loans, held-to-maturity debt securities and unfunded commitments. The Company recorded a cumulative effect increase to retained earnings of $492 thousand ($354 thousand net of taxes), which was comprised of a $1.0 million ($725 thousand net of tax) increase related to loans and $540 thousand ($379 thousand net of tax) decrease related to unfunded commitments. The Company determined that there was no impact to retained earnings related to held-to-maturity securities as a result of adopting this guidance. The results reported for periods beginning on or after October 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326, while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The impact of the change from the incurred loss model to the current expected credit loss model is included in the following table:

	October 1, 2023
		Adoption
	Pre-adoption	Impact	As Reported
	(In thousands)
Assets
ACL on debt securities held-to-maturity	$—	$—	$—
ACL on loans
One-to-four family residential	1,259	7	1,266
Commercial real estate	5,277	(589)	4,688
Construction and land	472	(55)	417
Home equity lines of credit	207	(87)	120
Commercial business	939	(133)	806
Other	176	(175)	1

Liabilities
ACL on unfunded commitments	—	540	540
Total	$8,330	$(492)	$7,838

Allowance for Credit Losses on Loans

The Company maintains its ACL at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Statement of Financial Condition. The Company established its allowance in accordance with the guidance included in Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”). The ACL is a valuation reserve established and maintained by charges against income. Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses that considers our historical loss experience, the weighted average expected lives of loans, current economic conditions and forecasts of future economic conditions. The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans. The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

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

The Company has elected to exclude $4.4 million of accrued interest receivable on loans as of March 31, 2024 from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. Accrued interest on loans is reported in the accrued interest receivable line on the consolidated statements of financial condition.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and, therefore, should be individually assessed. We individually evaluate loans that meet the following criteria: (1) when it is determined that foreclosure is probable, (2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, or (3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Credit loss estimates are calculated based on the following three acceptable methods for measuring the ACL: (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are reduced to consider expected disposition costs when appropriate. A charge-off is recorded when the estimated fair value of the loan is less than the loan balance.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on unfunded loan commitments is included in accounts payable and other liabilities in the Company’s Consolidated Balance Sheets and is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur, the amount of funding that will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses on Held-to-Maturity Securities

The Company accounts for its held-to-maturity securities in accordance with Accounting Standards Codification 326-20, Financial Instruments – Credit Loss – Measured at Amortized Cost, which requires that the Company measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current economic conditions and reasonable and supportable forecasts.

The Company classifies its held-to-maturity debt securities into the following major security types: obligations of U.S. government agencies, obligations of U.S. government-sponsored enterprises, private label mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience of no losses, the Company determined that the expected for credit losses on its’ held-to-maturity portfolio is not significant.

Accrued interest receivable on held-to-maturity debt securities totaled $228 thousand as of March 31, 2024 and is included within accrued interest receivable on the Company’s Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Generally, held-to-maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

The ACL on available-for-sale debt securities is included within the recorded balance of securities available-for-sale on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $25 thousand as of March 31, 2024 and is included within accrued interest receivable on the Company’s Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Generally, available-for-sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations as presented in this report.

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended March 31, 2024 and 2023. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$1,897	$1,796	$3,549	$3,606
Weighted average common shares outstanding- basic	6,372,034	6,431,471	6,360,801	6,431,109
Weighted average common shares outstanding- diluted	6,372,034	6,432,052	6,360,801	6,432,742
Earnings per share - basic	$0.30	$0.28	$0.56	$0.56
Earnings per share - diluted	$0.30	$0.28	$0.56	$0.56

Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 124,320 shares of restricted shares at a weighted average price of $12.63 were outstanding at March 31, 2024 but were not included in the calculation of diluted EPS because they were anti-dilutive. Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 156,400 shares of restricted shares at a weighted average price of $12.63 were outstanding at March 31, 2023.

NOTE E – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

On August 25, 2022, the Company adopted the 2022 Equity Compensation Plan which provided for grants of up to 391,000 shares to be allocated between incentive and non-qualified stock options and up to 156,400 shares of restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At March 31, 2024, 293,200 options and 156,400 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for the six months ended March 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2023	293,200	$12.58	8.98	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at March 31, 2024	293,200	$12.58	8.48	$—

Exercisable at March 31, 2024	58,640	$12.58	8.48	$—

The following is a summary of the status of the Company’s non-vested restricted shares for the six months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2023	124,320	$12.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2024	124,320	$12.63

Stock option and stock award expenses included with compensation expense were $80 thousand and $81 thousand for the three months ended March 31, 2024 and $63 thousand and $98 thousand for the three months ended March 31, 2023, respectively. Stock option and stock award expenses included with compensation expense were $126 thousand and $196 thousand for the six months ended March 31, 2024 and $132 thousand and $209 thousand for the six months ended March 31, 2023, respectively.

At March 31, 2024, total compensation cost not yet recognized for the Company’s unvested stock options and stock awards was $2.3 million. The Company had no other stock-based compensation plans as of March 31, 2024 except as disclosed below.

On December 8, 2022, the Company announced the authorization of a second stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares, under which 172,575 shares had been repurchased at an average price of $11.53 through March 31, 2024. Under this stock repurchase program, 164,571 shares of the 337,146 shares authorized remained available for repurchase as of March 31, 2024. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 495,386 at March 31, 2024. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

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

At March 31, 2024, ESOP shares allocated to participants totaled 186,940. Unallocated ESOP shares held in suspense totaled 278,163 with an aggregate fair value of $3.1 million. The Company's contribution expense for the ESOP was $35 thousand and $33 thousand for the three months ended March 31, 2024 and 2023, and $84 thousand and $74 thousand for the six months ended March 31, 2024 and 2023, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three and six months ended March 31, 2024 and 2023. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2024			2023
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$(84)	$21	$(63)	$177	$(44)	$133
Other comprehensive income (loss), net	$(84)	$21	$(63)	$177	$(44)	$133

	Six Months Ended March 31,
	2024			2023
		Tax	Net of		Tax	Net of
	Before Tax	(Benefit)	Tax	Before Tax	(Benefit)	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain arising during period on:
Available-for-sale investments	$500	$(123)	$377	$384	$(95)	$289
Other comprehensive income, net	$500	$(123)	$377	$384	$(95)	$289

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

March 31, 2024	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$90	$—	$90	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,823	—	11,823	—
Total securities available for sale	11,913	—	11,913	—
Derivative assets	2,011	—	2,011	—
Total assets	$13,924	$—	$13,924	$—

Liabilities:
Derivative liabilities	$2,011	$—	$2,011	$—
Total Liabilities	$2,011	$—	$2,011	$—

September 30, 2023
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$92	$—	$92	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	10,033	—	10,033	—
Total securities available for sale	10,125	—	10,125	—
Derivative assets	2,579	—	2,579	—
Total assets	$12,704	$—	$12,704	$—

Liabilities:
Derivative liabilities	$2,579	$—	$2,579	$—
Total Liabilities	$2,579	$—	$2,579	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Collateral Dependent Loans

Collateral dependent loans are measured and reported at fair value through specific allocations of the allowance for credit losses based on the fair value of the underlying collateral.

There were no assets measured at fair value on a non-recurring basis at March 31, 2024. The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2023.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2024 and September 30, 2023.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2024
Financial instruments - assets
Investment securities held to maturity	$83,438	$74,104	$—	$74,104	$—
Loan receivable net allowance for credit losses	734,018	716,318	—	—	716,318

Financial instruments - liabilities
Certificates of deposit including retirement certificates	134,955	132,689	—	132,689	—
Borrowings	28,796	27,768	—	27,768	—

September 30, 2023
Financial instruments - assets
Investment securities held-to-maturity	$85,835	$73,728	$—	$73,728	$—
Loan receivable net allowance for credit losses	689,070	664,331	—	—	664,331

Financial instruments - liabilities
Certificates of deposit including retirement certificates	104,668	101,216	—	101,216	—
Borrowings	29,515	28,177	—	28,177	—

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at March 31, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2024	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$100	$—	$(10)	$90
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,277	18	(1,472)	11,823
Total securities available-for-sale	$13,377	$18	$(1,482)	$11,913
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,887	$—	$(728)	$4,159
Mortgage-backed securities - commercial	4,425	—	(35)	4,390
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	46,471	—	(6,605)	39,866
Debt securities	20,999	—	(1,369)	19,630
Private label mortgage-backed securities - residential	199	—	(10)	189
Obligations of state and political subdivisions	3,457	2	(392)	3,067
Corporate securities	3,000	—	(197)	2,803
Total securities held-to-maturity	$83,438	$2	$(9,336)	$74,104
Total investment securities	$96,815	$20	$(10,818)	$86,017

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At March 31, 2024, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following table summarizes the amortized cost of held-to-maturity debt securities at March 31, 2024, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
March 31, 2024	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,887	$—	$—
Mortgage-backed securities - commercial	4,425	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	46,471	—	—
Debt securities	20,999	—	—
Private label mortgage-backed securities - residential	—	—	199
Obligations of state and political subdivisions	3,457	—	—
Corporate securities	—	3,000	—
Totals	$80,239	$3,000	$199

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities at March 31, 2024 are summarized in the following table:

	March 31, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$6,499	$6,335
Due after 1 but within 5 years	16,027	14,952
Due after 5 but within 10 years	4,930	4,213
Due after 10 years	—	—
Total debt securities	27,456	25,500

Mortgage backed securities:
Residential	64,934	56,127
Commercial	4,425	4,390
Total	$96,815	$86,017

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

As of March 31, 2024 investment securities having an estimated fair value of approximately $11.8 million were pledged to secure public deposits.

NOTE I – UNREALIZED LOSSES ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at March 31, 2024 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
March 31, 2024		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$91	$(10)	$91	$(10)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	9	26	—	7,684	(1,472)	7,710	(1,472)
Total	10	$26	$—	$7,775	$(1,482)	$7,801	$(1,482)

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

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding credit losses and determined that no allowance for credit loss was required as of March 31, 2024.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2024	2023
	(In thousands)

One-to-four family residential	$231,945	$237,683
Commercial real estate	429,133	389,134
Construction and land	29,199	21,853
Home equity loans and lines of credit	22,937	16,983
Commercial business	26,956	30,194
Other	2,516	2,359
Total loans receivable	742,686	698,206
Net deferred loan costs	(974)	(806)
Total loans receivable, net	$741,712	$697,400

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as severe delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s Asset Review Committee performs monthly reviews of all commercial relationships internally rated 6 (“Watch”) or worse.  Confirmation of the appropriate risk grade is performed by an external loan review company that semi-annually reviews and assesses loans within the portfolio.  Generally, the external consultant reviews commercial relationships greater than $500 thousand and/or criticized relationships greater than $250 thousand. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a monthly basis.

The following table presents the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of March 31, 2024.

							Revolving Loans
	March 31, 2024						Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Cost Basis	to Term	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
One-to-four family residential
Performing	$10,883	$42,985	$32,288	$27,245	$30,901	$87,129	$84	$—	$231,515
Non-performing	—	—	282	—	23	125	—	—	430
Total	$10,883	$42,985	$32,570	$27,245	$30,924	$87,254	$84	$—	$231,945
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$44,337	$83,625	$68,461	$65,616	$30,241	$128,962	$5,219	$—	$426,461
Special Mention	—	—	201	—	—	247	—	—	448
Substandard	—	—	2,224	—	—	—	—	—	2,224
Doubtful	—	—	—	—	—	—	—	—	—
Total	$44,337	$83,625	$70,886	$65,616	$30,241	$129,209	$5,219	$—	$429,133
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$4,564	$13,330	$2,074	$300	$1,756	$4,753	$725	$—	$27,502
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,697	—	—	1,697
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,564	$13,330	$2,074	$300	$1,756	$6,450	$725	$—	$29,199
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$870	$1,385	$502	$274	$226	$2,904	$16,234	$306	$22,701
Non-performing	—	—	—	—	—	—	236	—	236
Total	$870	$1,385	$502	$274	$226	$2,904	$16,470	$306	$22,937
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$1,401	$533	$2,631	$1,688	$914	$2,887	$16,603	$299	$26,956
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,401	$533	$2,631	$1,688	$914	$2,887	$16,603	$299	$26,956
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$318	$—	$60	$1	$12	$1,783	$342	$—	$2,516
Non-performing	—	—	—	—	—	—	—	—	—
Total	$318	$—	$60	$1	$12	$1,783	$342	$—	$2,516
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Information presented in the table above is not required for periods prior to the adoption of ASU 2016-13. The following table presents more comparable information of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of September 30, 2023.

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2023
One-to-four family residential	$236,876	$—	$807	$—	$237,683
Commercial real estate	386,794	116	2,224	—	389,134
Construction and land	19,379	—	2,474	—	21,853
Home equity lines of credit	16,983	—	—	—	16,983
Commercial business	30,194	—	—	—	30,194
Other	2,359	—	—	—	2,359
Total	$692,585	$116	$5,505	$—	$698,206

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent greater than 90 days as of March 31, 2024 or September 30, 2023. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
March 31, 2024
One-to-four family residential	$230,780	$735	$—	$430	$231,945
Commercial real estate	425,250	1,211	448	2,224	429,133
Construction and land	27,502	—	—	1,697	29,199
Home equity lines of credit	22,701	—	—	236	22,937
Commercial business	26,044	912	—	—	26,956
Other	2,516	—	—	—	2,516
Total	$734,793	$2,858	$448	$4,587	$742,686

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(Iin thousands)
September 30, 2023
One-to four-family residential	$236,729	$—	$568	$386	$237,683
Commercial real estate	386,794	—	116	2,224	389,134
Construction and land	19,379	—	—	2,474	21,853
Home equity lines of credit	16,983	—	—	—	16,983
Commercial business	30,047	147	—	—	30,194
Other	2,359	—	—	—	2,359
Total	$692,291	$147	$684	$5,084	$698,206

The following tables present our non-accrual loans and the related allowance for credit loss by loan type as of March 31, 2024 and the non-accrual loans and specific reserves by loan type as of September 30, 2023.

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL
	(In thousands)
March 31, 2024
One-to-four family residential	$430	$—	$430
Commercial real estate	2,224	—	2,224
Construction and land	1,697	—	1,697
Home loans and lines of credit	236	—	236
Total	$4,587	$—	$4,587

	Total	Specific
	Non-Accrual	Reserve
	(In thousands)
September 30, 2023
One-to four-family residential	$386	$—
Commercial real estate	2,224	—
Construction and land	2,474	—
Total	$5,084	$—

The following table identifies our non-performing, collateral dependent loans by collateral type as of March 31, 2024:

March 31,
2024
(In thousands)
One-to-four family residential	$666
Commercial real estate	2,224
Construction and land	1,697
Total	$4,587

The Company’s adoption of ASU 2016-13 eliminated the requirement to disclose impaired loans. The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2023:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
September 30, 2023	(In thousands)

One-to four-family residential	$—	$—	$2,031	$2,031	$2,031
Commercial real estate	—	—	2,969	2,969	2,969
Construction and land	—	—	2,474	2,474	2,539
Commercial business	—	—	147	147	147
Total impaired loans	$—	$—	$7,621	$7,621	$7,686

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans for the three and six months ended March 31, 2023.

	Three Months Ended	Six Months Ended
	March 31, 2023	March 31, 2023
	(In thousands)

One-to-four family residential	$1,574	$1,553
Commercial real estate	1,262	1,227
Construction and land	2,835	2,835
Commercial business	395	314
Average investment in impaired loans	$6,066	$5,929

Interest income recognized on
an accrual basis on impaired loans	$36	$71
Interest income recognized on
a cash basis on impaired loans	—	—

An allowance for credit losses is maintained to absorb losses from the loan portfolio. Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL. Since loans individually evaluated for impairment are promptly written down to their fair value, typically there is no portion of the ACL for loans individually evaluated for impairment.

ASU 2016-13 requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to October 1, 2023).  Accordingly, the allowance for credit losses disclosures subsequent to October 1, 2023 are not always comparable to prior dates. In addition, certain new disclosures required under ASU 2016-13 are not applicable to prior periods.  As a result, the following tables present disclosures separately for each period, where appropriate.  New disclosures required under ASU 2016-13 are only shown for the current period.  Please refer to Note B “Summary of Significant Accounting Policies” for a summary of the impact of adopting the provisions of ASU 2016-13 on October 1, 2023.

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

The following tables present, by loan category, the changes in the allowance for credit losses for the three and six months ended March 31, 2024 and the allowance for credit losses for the three and six months ended March 31, 2023.

	One-to-Four		Construction	Home Equity
	Family	Commercial	and	Lines of	Commercial
	Residential	Real Estate	Land	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance- September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Effect of adopting ASU 2016-13	7	(589)	(55)	(87)	(133)	(1)	(174)	(1,032)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	(75)	161	301	(40)	39	(1)	—	385
Balance- December 31, 2023	$1,191	$4,849	$718	$80	$845	$—	$—	$7,683
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	65	—	—	—	—	65
Provision (credit)	(421)	237	77	(28)	78	3	—	(54)
Balance- March 31, 2024	$770	$5,086	$860	$52	$923	$3	$—	$7,694

	One-to-Four		Construction	Home Equity
	Family	Commercial	and	Lines of	Commercial
	Residential	Real Estate	Land	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance- September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	12	518	65	(7)	(109)	—	(162)	317
Balance- December 31, 2022	$1,235	$5,130	$526	$256	$1,375	$1	$227	$8,750
Charge-offs	—	—	—	—	(102)	—	—	(102)
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	34	280	(58)	(10)	62	—	(113)	195
Balance- March 31, 2023	$1,270	$5,410	$468	$246	$1,335	$1	$114	$8,844

During the six months ended March 31, 2024 and exclusive of the impact of the adoption of ASU 2016-13, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each segment of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial real estate and construction and land loan portfolios during the six months ended March 31, 2024 and a corresponding increase in the provision for credit losses for these portfolios. An adjustment to the expected loss rate for one-to-four family residential loans for improving economic conditions, as measured by the U.S. unemployment rate, resulted in a reduction in the provision for credit losses for that loan category during the six months ended March 31, 2024.

The allowance for credit losses increased $69 thousand to $8.4 million during the six months ended March 31, 2024. Upon adoption of ASU 2016-13 on October 1, 2023, the Company’s allowance for credit losses decreased $492 thousand. Growth in loans receivable and loan commitments during the six months ended March 31, 2024 resulted in additional provisions for credit losses totaling $495 thousand and there were $66 thousand in loan recoveries. The Company’s allowance for on-balance sheet credit losses decreased to $7.7 million at March 31, 2024 from $8.3 million at September 30, 2023 while its reserve for off-balance sheet commitments increased to $705 thousand at March 31, 2024 from $0 at September 30, 2023.

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

During the six months ended March 31, 2024, there were no loans modified to borrowers experiencing financial difficulty. During the six months ended March 31, 2023, there was one loan modified that was identified as a troubled debt restructuring (“TDR”) and there were no TDRs that subsequently defaulted within twelve months of modification. The following table presents information on TDRs:

	Six Months Ended March 31, 2023
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$97	$107

Total	1	$97	$107

There were two residential loans totaling $304 thousand that were in the process of foreclosure at March 31, 2024.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2024	2023
	(In thousands)

Demand accounts	$168,616	$188,550
Savings accounts	57,541	62,168
NOW accounts	113,494	115,182
Money market accounts	300,282	284,885
Certificates of deposit	122,774	92,725
Retirement certificates	12,181	11,943
Total deposits	$774,888	$755,453

Included in Company’s deposits at March 31, 2024 were $25.6 million in brokered certificates of deposits and $15.5 million in certificate of deposits obtained through a national deposit listing service. At September 30, 2023 the Company had $13.8 million in brokered certificates of deposits and $14.0 million in certificate of deposits obtained through a national deposit listing service.

At March 31, 2024 and September 30, 2023, the aggregate deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance, were $367.9 million and $367.4 million, respectively. The estimated amount of deposits that were neither insured nor collateralized was $118.0 million and $109.3 million at March 31, 2024 and September 30, 2023, respectively.

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of March 31, 2024, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at March 31, 2024 and September 30, 2023.

The following table presents summary information regarding these derivatives as of March 31, 2024 and September 30, 2023.

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
March 31, 2024
Classified in Other Assets:
Customer interest rate swaps	$35,462	3.7	4.96%	1 Mo. BSBY + 2.44	$2,011
Total	$35,462	3.7	4.96%		$2,011

Classified in Other Liabilities:
3rd Party interest rate swaps	$35,462	3.7	4.96%	1 Mo. BSBY + 2.44	$2,011
Total	$35,462	3.7	4.96%		$2,011

September 30, 2023
Classified in Other Assets:
Customer interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

Classified in Other Liabilities:
3rd Party interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

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

	March 31,	September 30,
	2024	2023
	(In thousands)

Financial instruments whose contract amounts
represent credit risk
Letters of credit	$860	$1,073
Unused lines of credit	93,370	89,933
Fixed rate loan commitments	2,198	3,578
Variable rate loan commitments	32,757	26,472

Totals	$129,185	$121,056

Upon adoption of ASU 2016-13 on October 1, 2023, the Company recorded an allowance for credit losses for its unused lines of credit and unfunded commitments totaling $540 thousand. The Company’s reserves for off-balance sheet credit losses increased to $705 thousand at March 31, 2024 from $0 at September 30, 2023.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Critical accounting policies may involve complex subjective decisions or assessments. Please refer to the Company’s Form 10-K for the Company’s critical accounting policies. There were no significant changes to the Company’s critical accounting policies, other than a change to the methodology for calculating the allowance for credit losses during the six months ended March 31, 2024.

The Company adopted ASU 2016-13 on October 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost, including loans, held-to-maturity debt securities, not measured at amortized cost and unfunded commitments. The Company recorded a cumulative effect increase to retained earnings of $492 thousand ($354 thousand net of taxes), which was comprised of a $1.0 million ($725 thousand net of tax) increase related to loans and $540 thousand ($379 thousand net of tax) decrease related to unfunded commitments. The Company determined that there was no impact to retained earnings related to held-to-maturity securities as a result of adopting this guidance. The results reported for periods beginning on or after October 1, 2023 are presented under Accounting Standards Codification 326, while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

Comparison of Financial Condition at March 31, 2024 and September 30, 2023

Total Assets. Total assets increased $21.3 million, or 2.3%, to $928.6 million at March 31, 2024 from $907.3 million at September 30, 2023. The increase was attributable to higher balances of loans receivable, partially offset by lower interest-earning deposits with banks.

Interest Earning Deposits. Interest-earning deposits with banks decreased $22.5 million, or 31.1%, to $50.0 million at March 31, 2024 from $72.5 million at September 30, 2023 resulting primarily from deployment of these fund into loans receivable during the six months ended March 31, 2024.

Loans Receivable. Total loans receivable increased $44.3 million, or 6.4%, to $741.7 million at March 31, 2024 from $698.2 million at September 30, 2023. The increase in total loans receivable during the six months ended March 31, 2024 occurred in commercial real estate loans, which increased $40.0 million, or 10.3%, to $429.1 million, construction and land loans, which increased $7.3 million, or 33.6%, to $29.2 million and one-to four-family residential real estate loans (including home equity loans and lines of credit), which increased $216 thousand, or 0.1%, to $254.9 million and other loans, which increased $157 thousand, or 6.7%, to $25.0 million. Partially offsetting these increases were commercial business loans, which decreased $3.2 million, or 10.7%, to $27.0 million during the six months period.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of March 31, 2024:

	2024
	March 31
	Amount	Percent
	(In thousands)
Owner-occupied
Retail	$44,722	10.4%
Hotel/Motel	42,843	10.0%
Professional	35,402	8.2%
Office	12,552	2.9%
Restaurant	17,463	4.1%
Other	26,027	6.1%
Total owner-occupied	$179,009	41.7%

Non-owner occupied
Retail	$75,086	17.5%
Multi-family	67,788	15.8%
Professional	18,579	4.3%
Office	37,878	8.8%
Restaurant	8,181	1.9%
Hotel/Motel	2,585	0.6%
Other	40,027	9.3%
Total non-owner occupied	$250,124	58.3%
Total commercial real estate loans	$429,133	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at March 31, 2024:

	Number of
LTV Range	Loans	Amount
	(Dollars in thousands)
0%-25.0%	106	$43,588
25.01%-50.0%	117	108,550
50.01%-60.0%	61	107,931
60.01%-70.0%	87	109,691
70.01%-75.0%	30	39,157
75.01%-80.0%	8	14,310
> 80.0%	4	5,906
Totals	413	$429,133

As of March 31, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 256%. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Our asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of each of March 31, 2024 and September 30, 2023, we had $2.2 million of non-performing commercial real estate loans. Such amounts totaled 0.5% and 0.6% of total commercial real estate loans as of those dates, respectively.

Total non-performing loans decreased $497 thousand, or 9.8%, to $4.6 million at March 31, 2024 from $5.1 million at September 30, 2023. The decline was attributable to the foreclosure of a single-family residential property previously securing a $777 thousand construction loan and payments totaling $4 thousand, partially offset by a $284 thousand increase in non-performing loans secured by single family residential properties. The ratio of non-performing loans to total loans decreased to 0.62% at March 31, 2024 from 0.73% at September 30, 2023.

The allowance for credit losses increased $69 thousand to $8.4 million during the six months ended March 31, 2024. Upon adoption of ASU 2016-13 on October 1, 2024, the Company’s allowance for credit losses decreased $492 thousand. Growth in loans receivable and loan commitments during the six months ended March 31, 2024 resulted in additional provisions for credit loss totaling $495 thousand and there were $66 thousand in loan recoveries. The Company’s allowance for on-balance sheet credit losses decreased to $7.7 million at March 31, 2024 from $8.3 million at September 30, 2023 while its reserve for off-balance sheet commitments increased to $705 thousand at March 31, 2024 from $0 at September 30, 2023.

The allowance for on-balance sheet loan losses as a percentage of non-performing loans increased to 167.7% at March 31, 2024 from 163.9% at September 30, 2023. The Company’s allowance for on-balance sheet loan losses as a percentage of total loans was 1.04% at March 31, 2024 compared with 1.19% at September 30, 2023. Future increases in the allowance for credit losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Investment Securities. At March 31, 2024, investment securities totaled $95.4 million, reflecting a decrease of $609 thousand, or 0.6%, from $96.0 at September 30, 2023. The decrease resulted from matured bonds totaling $4.5 million and payments from mortgage-backed securities totaling $2.6 million during the six months ended March 31, 2024. Offsetting these decreases were purchases totaling $6.0 million and a $500 thousand increase in the market value of the Company’s available-for-sale investment securities.

Investment securities at March 31, 2024 consisted of $67.7 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $21.0 million in U.S. government-sponsored enterprise debt securities, $3.0 million in corporate notes, $3.5 million in municipal bonds, and $199 thousand in “private-label” mortgage-backed securities. There was no allowance for credit losses for the Company’s investment securities for the six months ended March 31, 2024.

Deposits. Total deposits increased $19.4 million, or 2.6%, to $774.9 million at March 31, 2024 from $755.4 million at September 30, 2023.

The inflow in deposits occurred in certificates of deposit (including individual retirement accounts), which increased $30.3 million, or 28.9%, to $135.0 million and in money market accounts, which increased $15.4 million, or 5.4%, to $300.3 million. Partially offsetting these increases were decreases in non-interest bearing checking accounts, which decreased $19.9 million, or 10.6%, to $168.6 million, in savings accounts, which decreased $4.6 million, or 7.4%, to $57.5 million and in interest-bearing checking accounts (NOW), which decreased $1.7 million, or 1.5%, to $113.5 million.

Borrowed Funds. Borrowings decreased $719 thousand, or 2.4%, to $28.8 million at March 31, 2024 from $29.5 million at September 30, 2023. The Company repaid a matured long term advance totaling $2.4 million and utilized a new $1.7 million long term advance from the Federal Home Loan Bank of New York during the six months ended March 31, 2024.

Stockholders’ Equity. Stockholders’ equity increased $2.8 million, or 2.7%, to $107.6 million at March 31, 2024 from $104.8 million at September 30, 2023. The increase was primarily due to net income of $3.5 million, followed by a $377 thousand reduction in other accumulated comprehensive loss, a $354 thousand increase for the Company’s adoption of ASU 2016-13, a $323 thousand increase from stock-based compensation and an $84 thousand increase for ESOP shares allocated for the six months ended March 31, 2024. Partially offsetting these increases were $1.0 million in dividends ($0.16 per share) paid and 71,745 shares repurchased during the period totaling $800 thousand. As a result, the Company’s book value per share increased to $16.30 at March 31, 2024 from $15.70 at September 30, 2023.

Average Balance Sheets for the Three and Six Months Ended March 31, 2024 and 2023

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2024 and 2023. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Comparative Average Balance Sheets

 (Dollars In Thousands)

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$61,577	$789	5.19%	$11,527	$110	3.87%
Loans receivable, net (1)	726,791	10,539	5.88%	666,301	8,618	5.25%
Securities
Taxable	92,794	522	2.28%	96,158	402	1.69%
Tax-exempt (2)	3,370	18	2.20%	3,370	18	2.20%
FHLBNY stock	2,257	56	10.11%	1,967	30	6.29%
Total interest-earning assets	886,789	11,924	5.45%	779,323	9,178	4.78%
Noninterest-earning assets	48,650			48,256
Total assets	$935,439			$827,579

Interest-bearing liabilities:
Savings accounts (3)	$59,225	97	0.67%	$74,439	90	0.49%
NOW accounts (4)	431,716	3,625	3.41%	328,023	1,563	1.93%
Time deposits (5)	122,733	1,053	3.48%	87,747	356	1.65%
Total interest-bearing deposits	613,674	4,775	3.16%	490,209	2,009	1.66%
Borrowings	28,796	222	3.12%	26,595	219	3.34%
Total interest-bearing liabilities	642,470	4,997	3.15%	516,804	2,228	1.75%
Noninterest-bearing liabilities	186,511			211,245
Total liabilities	828,981			728,049
Retained earnings	106,458			99,530
Total liabilities and retained earnings	$935,439			$827,579

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$6,923			$6,946
Interest rate spread			2.30%			3.03%
Net interest-earning assets	$244,319			$262,519
Net interest margin (6)			3.17%			3.61%
Average interest-earning assets to
average interest-bearing liabilities	138.03%			150.80%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Interest income and yield are calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

	Six Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$66,291	$1,716	5.19%	$13,274	$219	3.31%
Loans receivable, net (1)	714,884	20,622	5.79%	654,558	16,577	5.08%
Securities
Taxable	92,744	1,000	2.16%	96,645	796	1.65%
Tax-exempt (2)	3,370	36	2.17%	3,370	36	2.17%
FHLBNY stock	2,274	111	9.81%	1,788	55	6.15%
Total interest-earning assets	879,563	23,485	5.35%	769,635	17,683	4.61%
Noninterest-earning assets	49,072			48,337
Total assets	$928,635			$817,972

Interest-bearing liabilities:
Savings accounts (3)	$59,947	$185	0.62%	$76,372	$171	0.45%
NOW accounts (4)	422,674	6,781	3.22%	326,644	2,741	1.68%
Time deposits (5)	114,927	1,887	3.29%	83,596	571	1.37%
Total interest-bearing deposits	597,548	8,853	2.97%	486,612	3,483	1.44%
Borrowings	29,202	457	3.14%	22,790	355	3.12%
Total interest-bearing liabilities	626,750	9,310	2.98%	509,402	3,838	1.51%
Noninterest-bearing liabilities	193,575			206,822
Total liabilities	820,325			716,224
Retained earnings	108,310			101,748
Total liabilities and retained earnings	$928,635			$817,972

Tax-equivalent basis adjustment		(7)			(7)
Net interest and dividend income		$14,168			$13,838
Interest rate spread			2.37%			3.10%
Net interest-earning assets	$252,813			$260,233
Net interest margin (6)			3.23%			3.61%
Average interest-earning assets to
average interest-bearing liabilities	140.34%			151.09%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Interest income and yield are calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

Net Income. Net income increased $101 thousand, or 5.6%, to $1.9 million for the three-month period ended March 31, 2024 compared with net income of $1.8 million for the three month period ended March 31, 2023. The increase was due to lower provisions for credit loss and lower income tax expense, partially offset by higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income decreased $23 thousand, or 0.3%, and was $6.9 million for each of the three months ended March 31, 2024 and 2023. The decrease was attributable to a 44-basis point decrease in the Company’s net interest margin to 3.17% for the three months ended March 31, 2024 from 3.61% for the three months ended March 31, 2023, partially offset by a $107.5 million increase in the average balance of interest-earning assets between the periods.

Interest and Dividend Income. Interest and dividend income increased $2.7 million, or 29.9%, to $11.9 million for the three months ended March 31, 2024 compared with $9.2 million for the three months ended March 31, 2023. The increase was attributable to a 67-basis point increase in the yield on interest-earning assets to 5.45% for the three months ended March 31, 2024 from 4.78% for the three months ended March 31, 2023, which was attributable to higher market interest rates between periods. Also contributing to the higher interest and dividend income were higher average balances of loans and interest-earning deposits, which increased $60.5 million and $50.1 million, respectively.

The average balance of loans receivable, net of allowance for credit loss, increased $60.5 million to $726.8 million during the three months ended March 31, 2024 from $666.3 million during the three months ended March 31, 2023 while the yield on loans receivable increased 63 basis points to 5.88% for the three months ended March 31, 2024 from 5.25% for the three months ended March 31, 2023 due to higher market interest rates. The higher average balance and yield accounted for a $1.9 million, or 22.3%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, increased $798 thousand, or 151.7%, to $1.3 million for the three months ended March 31, 2024 from $526 thousand for the three months ended March 31, 2023. The yield on such assets increased 148 basis points to 3.41% for the three months ended March 31, 2024 from 1.93% for the three months ended March 31, 2023, and the average balance of investment securities and interest-earning deposits increased by $46.7 million, or 42.0%, to $157.7 million for the three months ended March 31, 2024 from $111.1 million for the three months ended March 31, 2023.

Interest Expense. Interest expense increased $2.8 million, or 124.3%, to $5.0 million for the three months ended March 31, 2024 from $2.2 million for the three months ended March 31, 2023. The cost of interest-bearing liabilities increased 140 basis points to 3.15% for the three months ended March 31, 2024 compared with 1.75% for the three months ended March 31, 2023 resulting primarily from higher market interest rates. In addition, the average balance of interest-bearing liabilities increased $125.7 million, or 24.3%, to $642.5 million from $516.8 million for the three months ended March 31, 2023.

The average balance of interest-bearing deposits increased $123.5 million, or 25.2%, to $613.7 million for the three months ended March 31, 2024 from $490.2 million for the three months ended March 31, 2023, while the average cost of such deposits increased 150 basis points to 3.16% from 1.66%. As a result, interest paid on interest-bearing deposits increased $2.8 million to $4.8 million for the three months ended March 31, 2024 compared with $2.0 million for the three months ended March 31, 2023, with the increase in the cost of deposits due to higher market interest rate environment.

Interest paid on borrowings increased $3 thousand, or 1.4%, to $222 thousand for the three months ended March 31, 2024 from $219 thousand for the prior year period, while a 22-basis point decrease in the cost of borrowings to 3.12% for the three months ended March 31, 2024 from 3.34% for the three months ended March 31, 2023. Average balance of borrowings increased $2.2 million to $28.8 million for the three months ended March 31, 2024 compared to $26.6 million for the three months ended March 31, 2023.

Provision for Credit Losses. The Company recorded a provision for credit losses of $14 thousand for the three months ended March 31, 2024 compared to $195 thousand for the three months ended March 31, 2024. The lower provision for credit losses resulted from lower net charge-offs as well as a decrease in construction loan balances, which require higher provisions for credit loss, as well as changes in factors driven by low unemployment rates. The Company recorded $65 thousand in net loan recoveries during the three months ended March 31, 2024 compared with $102 thousand in net loan charge-offs during the three months ended March 31, 2023.

Other Income. Other income decreased $9 thousand, or 1.4%, to $622 thousand during the three months ended March 31, 2024 compared to $631 thousand for the three months ended March 31, 2023. The decrease was due to lower loan prepayment fees, partially offset by higher gains from the sale of Small Business Administration 7(a) loans, which increased $12 thousand to $213 thousand for the three months ended March 31, 2024 from $201 thousand for the three months ended March 31, 2023.

Other Expenses. Other expenses increased $312 thousand, or 6.5%, to $5.1 million during the three months ended March 31, 2024 compared with $4.8 million for the three months ended March 31, 2023. The increase was primarily attributable to higher compensation and benefit expense, which increased $234 thousand, or 8.4%, to $3.0 million, due to fewer open positions between periods and the additions of a commercial lender and a commercial credit analyst. Other expenses increased $106 thousand, or 23.2%, from higher recruitment costs, loan origination and servicing costs, OREO expenses and operating expenses.

Income Tax Expense. The Company recorded tax expense of $526 thousand on pre-tax income of $2.4 million for the three months ended March 31, 2024, compared to $790 thousand on pre-tax income of $2.6 million for the three months ended March 31, 2023. The decrease in income tax expense was primarily driven by changes in deferred tax items during the period. The Company’s effective tax rate for the three months ended March 31, 2024 was 21.7% compared with 30.5% for the three months ended March 31, 2023.

Comparison of Operating Results for the Six Months Ended March 31, 2024 and 2023

Net Income. Net income decreased $57 thousand, or 1.6%, to $3.5 million during the six-month period ended March 31, 2024 compared with $3.6 million for the six-month period ended March 31, 2023. The decrease was due to higher other expenses which increased $751 thousand, or 8.0%, to $10.01 million from $9.3 million, partially offset by higher net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $330 thousand, or 2.4%, to $14.2 million for the six months ended March 31, 2024 from $13.8 million for the six months ended March 31, 2023. The increase was attributable to a $109.9 million, or 14.3%, increase in the average balance of interest-earning assets between the periods, partially offset by a 38-basis point decrease in the Company’s net interest margin to 3.23% for the six months ended March 31, 2024 from 3.61% for the six months ended March 31, 2023.

Interest and Dividend Income. Interest and dividend income increased $5.8 million, or 32.8%, to $23.5 million for the six months ended March 31, 2024 from $17.7 million for the six months ended March 31, 2023. The increase was attributable to a 74-basis point increase in the yield on interest-earning assets to 5.35% for the six months ended March 31, 2024 from 4.61% for the prior period, as well as a $60.3 million, or 9.2%, increase in the average balance of net loans receivable to $714.9 million from $654.6 million between the two periods and a $53.0 million increase in the average balance of interest-earning deposits. The increase in yield on the Company’s assets was attributable to higher market interest rates between periods.

The average balance of loans receivable, net of allowance for credit losses, increased $60.3 million to $714.9 million during the six months ended March 31, 2024 from $654.6 million during the six months ended March 31, 2023. The average interest earned on loans receivable, net of allowance for credit losses, increased $4.0 million, or 24.4%, to $20.6 million for the six months ended March 31, 2024 from $16.6 million for the same period prior year. The increase was due to higher market interest rates, which resulted in a 71-basis point increase in the yield on the average balance of loans receivable, net of allowance for credit losses to 5.79% for the six months ended March 31, 2024 from 5.08% for the six months ended March 31, 2023.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, increased $1.7 million, or 162.9%, to $2.7 million for the six months ended March 31, 2024 from $1.0 million for the six months ended March 31, 2023. The increase was attributable to a 154-basis point increase in the yield to 3.40% for the six months ended March 31, 2024 from 1.86% for the six months ended March 31, 2023, and the average balance of investment securities and interest-earning deposits increased by $49.1 million, or 43.4%, to $162.4 million for the six months ended March 31, 2024 from $113.3 million for the six months ended March 31, 2023.

Interest Expense. Interest expense increased $5.5 million, or 142.6%, to $9.3 million for the six months ended March 31, 2024 compared with $3.8 million for the six months ended March 31, 2023. The cost of interest-bearing liabilities increased 147 basis points to 2.98% for the six months ended March 31, 2024 compared with 1.51% for the six months ended March 31, 2023 resulting primarily from higher market interest rates between periods. In addition, the average balance of interest-bearing liabilities increased $117.3 million, or 23.0%, to $626.8 million from higher money market account and time deposit account balances.

Average interest paid on interest-bearing deposits increased 153 basis points increase to 2.97% for the six months ended March 31, 202 from 1.44% for the six months ended March 31, 2023 due to the higher market interest rate environment while the average balance increased $110.9 million, or 22.8%, to $597.5 million for the six months ended March 31, 2024 from $486.6 million for the six months ended March 31, 2023. As a result, interest paid on interest-bearing deposits increased $5.4 million to $8.9 million for the six months ended March 31, 2024 from $3.5 million for the six months ended March 31, 2023.

Interest expense on borrowings increased $102 thousand, or 28.7%, to $457 thousand for the six months ended March 31, 2024 from $355 thousand for the six months ended March 31, 2023. Higher market interest rates resulted in a 2-basis point increase in the cost of borrowings to 3.14% for the six months ended March 31, 2024 from 3.12% for the six months ended March 31, 2023. The average balance of borrowings increased $6.4 million to $29.2 million for the six months ended March 31, 2024 from $22.8 million for the six months ended March 31, 2023 to partially fund the growth in the Company’s loans receivable.

Provision for Credit Losses. The Company recorded a provision for credit losses of $495 thousand for the six months ended March 31, 2024 compared to $513 thousand for the six months ended March 31, 2023. Provisions for credit losses resulted from growth in the Company’s loan portfolio, particularly construction and commercial real estate loans, during the six months ended March 31, 2024. The Company recorded $66 thousand in net loan recoveries during the six months ended March 31, 2024 compared with $102 thousand in net loan charge-offs during the six months ended March 31, 2023.

Other Income. Other income increased $2 thousand, or 0.2%, to $1.2 million during the six months ended March 31, 2024 compared to $1.2 million for the six months ended March 31, 2023. The increase was due to the $60 thousand gains on sales of premises and equipment, $32 thousand increase in loan prepayment fees, $5 thousand increased in other operating incomes and $1 thousand increase in bank owned life insurance incomes, partially offset by a $57 thousand decrease in interest rate swap fees and lower gains from the sale of Small Business Administration loans, which decreased $39 thousand to $342 thousand for the six months ended March 31, 2024 from $381 thousand for the six months ended March 31, 2023.

Other Expenses. Other expenses increased $751 thousand, or 8.0%, to $10.1 million during the six months ended March 31, 2024 from $9.4 million during the six months ended March 31, 2023. The increase was primarily attributable to higher compensation and benefit expense, which increased $459 thousand, or 8.5%, to $5.9 million, due to annual merit increases as well as fewer open positions between periods and the additions of a commercial lender and a commercial credit analyst. Other expenses increased $206 thousand, or 21.7%, from higher recruitment costs, loan origination and servicing costs, OREO expenses and operating expenses.

Income Tax Expense. The Company recorded tax expense of $1.2 million on pre-tax income of $4.8 million for the six months ended March 31, 2024, compared to $1.6 million on pre-tax income of $5.2 million for the six months ended March 31, 2023. The decrease in income tax expense was primarily driven by changes in deferred tax items during the period. The Company’s effective tax rate for the six months ended March 31, 2024 was 25.7% compared with 30.3% for the six months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at March 31, 2024, we had an aggregate borrowing capacity of $117.8 million. There has been no material adverse change during the six months ended March 31, 2024 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2024, the Company had commitments outstanding under letters of credit totaling $860 thousand, commitments to originate loans totaling $35.0 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $93.4 million. There has been no material change during the three months ended March 31, 2024 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2024, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 10.88%, and total qualifying capital as a percentage of risk-weighted assets was 15.88%.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed on December 15, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 71,745 shares of its common stock during the six months ended March 31, 2024. Through March 31, 2024, the Company held 495,386 shares in treasury that were repurchased at a weighted average price of $11.14 pursuant to stock repurchase plans. On December 8, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares, 164,571 shares of which remained subject to repurchase under the plan at the six months ended March 31, 2024.

The following table reports information regarding repurchases of our common stock during the six months ended March 31, 2024.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan
January 1, 2024 through January 31, 2024	1,019	$11.29	216,065
February 1, 2024 through February 29, 2024	24,871	$11.72	191,194
March 1, 2024 through March 31, 2024	26,623	$11.44	164,571
Total	52,513	$11.14

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a.)	Not applicable.

b.)	During the three months ended March 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2024 and September 30, 2023; (ii) the Consolidated Statements of Income for the Three and Six Months Ended March 31, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the Three and Six Months Ended March 31, 2024 and 2023; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended March 31, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 13, 2024	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 13, 2024	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer