Form 10-Q
period 2024-06-30
Magyar Bancorp, Inc.
filed 2024-08-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at August 1, 2024 was 6,490,168

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$3,271	$3,179
Interest earning deposits with banks	45,776	69,353
Total cash and cash equivalents	49,047	72,532

Investment securities - available for sale, at fair value	15,584	10,125
Investment securities - held to maturity, at amortized cost (fair value of $69,500 and $73,728 at June 30, 2024 and September 30, 2023, respectively)	78,917	85,835
Federal Home Loan Bank of New York stock, at cost	2,349	2,286
Loans receivable	759,409	697,400
Allowance for credit losses-loans	(7,744)	(8,330)
Bank owned life insurance	18,258	18,030
Accrued interest receivable	4,815	4,337
Premises and equipment, net	12,354	13,339
Other real estate owned ("OREO")	842	328
Other assets	10,523	11,410

Total assets	$944,354	$907,292

Liabilities and Stockholders' Equity
Liabilities
Deposits	$789,193	$755,453
Escrowed funds	4,985	3,494
Borrowings	28,568	29,515
Accrued interest payable	845	443
Accounts payable and other liabilities	11,724	13,597

Total liabilities	835,315	802,502

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at June 30, 2024 and September 30, 2023, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,588,556 and 6,674,184 shares outstanding at June 30, 2024 and September 30, 2023, respectively, at cost	71	71
Additional paid-in capital	63,303	62,801
Treasury stock: 509,269 and 423,641 shares at June 30, 2024 and September 30, 2023, respectively, at cost	(6,315)	(5,362)
Unearned Employee Stock Ownership Plan shares	(2,997)	(3,097)
Retained earnings	56,399	52,166
Accumulated other comprehensive loss	(1,422)	(1,789)

Total stockholders' equity	109,039	104,790

Total liabilities and stockholders' equity	$944,354	$907,292

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)
Interest and dividend income
Loans, including fees	$10,962	$9,033	$31,584	$25,610
Investment securities
Taxable	1,298	692	4,013	1,707
Tax-exempt	14	14	43	43
Federal Home Loan Bank of New York stock	53	38	165	92
Total interest and dividend income	12,327	9,777	35,805	27,452

Interest expense
Deposits	5,337	2,648	14,190	6,132
Borrowings	206	239	663	594
Total interest expense	5,543	2,887	14,853	6,726

Net interest and dividend income	6,784	6,890	20,952	20,726

Provision (recovery) for credit losses-loans	49	(81)	359	432
Recovery for credit losses-unfunded commitments	(103)	—	82	—
Total (recovery) provision for credit losses	(54)	(81)	441	432
Net interest and dividend income after provision (recovery) for credit losses	6,838	6,971	20,511	20,294

Other income
Service charges	282	392	878	957
Income on bank owned life insurance	93	92	279	278
Interest rate swap fees	—	—	—	57
Other operating income	22	25	68	66
Gains on sales of premises and equipment	—	9	60	9
Gains on sale of SBA loans	—	103	342	485
Gains on sale of OREO	12	—	12	—
Total other income	409	621	1,639	1,852

Other expenses
Compensation and employee benefits	2,893	2,802	8,748	8,199
Occupancy expenses	825	803	2,418	2,355
Professional fees	200	188	605	572
Data processing expenses	147	148	434	443
Director fees and benefits	169	164	600	574
Marketing and business development	100	101	294	344
FDIC deposit insurance premiums	106	96	314	243
Other expenses	615	584	1,771	1,534
Total other expenses	5,055	4,886	15,184	14,264
Income before income tax expense	2,192	2,706	6,966	7,882
Income tax expense	501	788	1,726	2,358
Net income	$1,691	$1,918	$5,240	$5,524

Earnings per share - basic	$0.27	$0.30	$0.82	$0.86
Earnings per share - diluted	$0.27	$0.30	$0.82	$0.86
Weighted average shares outstanding - basic	6,336,702	6,412,536	6,358,581	6,426,978
Weighted average shares outstanding - diluted	6,336,702	6,412,536	6,358,581	6,426,978

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)
Net income	$1,691	$1,918	$5,240	$5,524
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(14)	(137)	487	247
Other comprehensive income (loss), before tax	(14)	(137)	487	247
Deferred income tax effect	4	34	(120)	(61)
Total other comprehensive income (loss)	$(10)	$(103)	$367	$186
Total comprehensive income	$1,681	$1,815	$5,607	$5,710

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Nine Months Ended June 30, 2024 and 2023

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790
Net income	—	—	—	—	—	1,652	—	1,652
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(716)	—	(716)
Effect of adopting ASU 2016-13	—	—	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	—	—	440	440
ESOP shares allocated	—	—	—	—	50	—	—	50
Purchase of treasury stock	(19,232)	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2023	6,654,952	$71	$62,962	$(5,554)	$(3,047)	$53,456	$(1,349)	$106,539
Net income	—	—	—	—	—	1,897	—	1,897
Dividends paid on common stock ($0.05 per share)	—	—	—	—	—	(326)	—	(326)
Other comprehensive loss	—	—	—	—	—	—	(63)	(63)
ESOP shares allocated	—	—	9	—	25	—	—	34
Purchase of treasury stock	(52,513)	—	—	(608)	—	—	—	(608)
Stock-based compensation expense	—	—	162	—	—	—	—	162
Balance, March 31, 2024	6,602,439	$71	$63,133	$(6,162)	$(3,022)	$55,027	$(1,412)	$107,635
Net income	—	—	—	—	—	1,691	—	1,691
Dividends paid on common stock ($0.05 per share)	—	—	—	—	—	(319)	—	(319)
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
ESOP shares allocated	—	—	9	—	25	—	—	34
Purchase of treasury stock	(13,883)	—	—	(153)	—	—	—	(153)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, June 30, 2024	6,588,556	$71	$63,303	$(6,315)	$(2,997)	$56,399	$(1,422)	$109,039

The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2022	6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502
Net income	—	—	—	—	—	1,810	—	1,810
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(744)	—	(744)
Other comprehensive income	—	—	—	—	—	—	156	156
ESOP shares allocated	—	—	17	—	24	—	—	41
Purchase of treasury stock	(2,194)	—	—	(27)	—	—	—	(27)
Stock-based compensation expense	—	—	180	—	—	—	—	180
Balance, December 31, 2022	6,742,934	$71	$63,931	$(5,820)	$(3,145)	$46,839	$(1,958)	$99,918
Net income	—	—	—	—	—	1,796	—	1,796
Dividends paid on common stock ($0.03 per share)	—	—	—	—	—	(179)	—	(179)
Other comprehensive income	—	—	—	—	—	—	133	133
Treasury stock used for restricted stock plan	1,000	—	(13)	13	—	—	—	—
ESOP shares allocated	—	—	17	—	16	—	—	33
Purchase of treasury stock	(54,144)	—	—	(697)	—	—	—	(697)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, March 31, 2023	6,689,790	$71	$64,096	$(6,504)	$(3,129)	$48,456	$(1,825)	$101,165
Net income	—	—	—	—	—	1,918	—	1,918
Dividends paid on common stock ($0.03 per share)	—	—	—	—	—	(192)	—	(192)
Other comprehensive loss	—	—	—	—	—	—	(103)	(103)
ESOP shares allocated	—	—	8	—	16	—	—	24
Retirement of 112,996 treasury shares	—	—	(1,242)	1,242	—	—	—	—
Purchase of treasury stock	(21,218)	—	—	(216)	—	—	—	(216)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, June 30, 2023	$6,668,572	$71	$63,023	$(5,478)	$(3,113)	$50,182	$(1,928)	$102,757

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	June 30,
	2024	2023
	(Unaudited)
Operating activities
Net income	$5,240	$5,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	663	628
Premium amortization on investment securities, net	50	112
Provision for credit losses	441	432
Originations of SBA loans held for sale	(3,771)	(5,450)
Proceeds from the sales of SBA loans	4,113	5,935
Gains on sale of SBA loans	(342)	(485)
Gains on the sales of other real estate owned	(12)	—
Gains on the sale of premises and equipment	(60)	(9)
ESOP compensation expense	118	98
Stock-based compensation expense	484	502
Deferred income tax benefit	(11)	(237)
Increase in accrued interest receivable	(478)	(665)
Income on bank owned life insurance	(279)	(278)
Decrease (increase) in other assets	778	(57)
Increase in accrued interest payable	402	128
Decrease in accounts payable and other liabilities	(1,873)	(1,625)
Net cash provided by operating activities	5,463	4,553

Investing activities
Net increase in loans receivable	(62,524)	(60,547)
Purchases of loans receivable	(1,000)	(13,350)
Purchases of investment securities held-to-maturity	(4,000)	—
Purchases of investment securities available-for-sale	(5,953)	—
Principal repayments on investment securities held-to-maturity	10,872	7,858
Principal repayments on investment securities available-for-sale	977	698
Redemption of bank owned life insurance	52	—
Purchases of premises and equipment, net	(394)	(241)
Proceeds from the sale of premises and equipments	776	19
Investment in other real estate owned	—	(11)
Proceeds from other real estate owned	340	—
Purchase of Federal Home Loan Bank stock	(286)	(5,747)
Redemption of Federal Home Loan Bank stock	222	4,143
Net cash used in investing activities	(60,918)	(67,178)
Financing activities
Net increase in deposits	33,740	25,739
Net increase in escrowed funds	1,491	500
Proceeds from long-term advances	3,437	17,000
Repayments of long-term advances	(4,384)	(3,091)
Net change in short-term advances	—	16,000
Cash dividends paid on common stock	(1,361)	(1,115)
Purchase of treasury stock	(953)	(940)
Net cash provided by financing activities	31,970	54,093
Net decrease in cash and cash equivalents	(23,485)	(8,532)
Cash and cash equivalents, beginning of period	72,532	30,936

Cash and cash equivalents, end of period	$49,047	$22,404

Supplemental disclosures of cash flow information
Cash paid for
Interest	$14,451	$6,597
Income taxes	$2,270	$2,800
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$842	$—
Adoption of ASU 2016-13	$354	—

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

Operating results for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The September 30, 2023 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In connection with the preparation of quarterly and annual reports in accordance with the Securities Exchange Act of 1934, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 11.M requires the disclosure of the impact that recently issued accounting standards will have on consolidated financial statements when they are adopted in the future.

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

Allowance for Credit Losses on Loans

The Company maintains its ACL at a level that management believes to be appropriate to absorb expected credit losses as of the date of the Consolidated Statement of Financial Condition. The Company established its allowance in accordance with the guidance included in Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”). The ACL is a valuation reserve established and maintained by charges against income. Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses that considers our historical loss experience, the weighted average expected lives of loans, current economic conditions and forecasts of future economic conditions. The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans. The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

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

The Company has elected to exclude $4.5 million of accrued interest receivable on loans as of June 30, 2024 from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. Accrued interest on loans is reported in the accrued interest receivable line on the consolidated statements of financial condition.

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

Allowance for Credit Losses on Held-to-Maturity Securities

The Company accounts for its held-to-maturity securities in accordance with ASC 326-20, Financial Instruments – Credit Loss – Measured at Amortized Cost, which requires that the Company measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current economic conditions and reasonable and supportable forecasts.

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

Accrued interest receivable on held-to-maturity debt securities totaled $235 thousand as of June 30, 2024 and is included within accrued interest receivable on the Company’s Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Generally, held-to-maturity debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

Accrued interest receivable on available-for-sale debt securities totaled $72 thousand as of June 30, 2024 and is included within accrued interest receivable on the Company’s Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Generally, available-for-sale debt securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations as presented in this report.

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2024 and 2023. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$1,691	$1,918	$5,240	$5,524
Weighted average common shares outstanding- basic	6,336,702	6,412,536	6,358,581	6,426,978
Weighted average common shares outstanding- diluted	6,336,702	6,412,536	6,358,581	6,426,978
Earnings per share - basic	$0.27	$0.30	$0.82	$0.86
Earnings per share - diluted	$0.27	$0.30	$0.82	$0.86

Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 124,320 shares of restricted shares at a weighted average price of $12.63 were outstanding at June 30, 2024 but were not included in the calculation of diluted EPS because they were anti-dilutive. Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 156,400 shares of restricted shares at a weighted average price of $12.63 were outstanding at June 30, 2023 but were not included in the calculation of diluted EPS because they were anti-dilutive.

NOTE E – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

On August 25, 2022, the Company adopted the 2022 Equity Compensation Plan which provided for grants of up to 391,000 shares to be allocated between incentive and non-qualified stock options and up to 156,400 shares of restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At June 30, 2024, 293,200 options and 156,400 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for the nine months ended June 30, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2023	293,200	$12.58	8.98	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at June 30, 2024	293,200	$12.58	8.23	$—
Exercisable at June 30, 2024	58,640	$12.58	8.23	$—

The following is a summary of the status of the Company’s non-vested restricted shares for the nine months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2023	124,320	$12.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at June 30, 2024	124,320	$12.63

Stock option and stock award expenses included with compensation expense were $63 thousand and $98 thousand for the three months ended June 30, 2024 and $63 thousand and $98 thousand for the three months ended June 30, 2023, respectively. Stock option and stock award expenses included with compensation expense were $190 thousand and $294 thousand for the nine months ended June 30, 2024 and $196 thousand and $307 thousand for the nine months ended June 30, 2023, respectively.

At June 30, 2024, total compensation cost not yet recognized for the Company’s unvested stock options and stock awards was $2.1 million and will be recognized through September 2027. The Company had no other stock-based compensation plans as of June 30, 2024 except as disclosed below.

On December 8, 2022, the Company announced the authorization of a second stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares, under which 186,458 shares had been repurchased at an average price of $11.49 through June 30, 2024. Under this stock repurchase program, 150,688 shares of the 337,146 shares authorized remained available for repurchase as of June 30, 2024. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 509,269 at June 30, 2024. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

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

At June 30, 2024, ESOP shares allocated to participants totaled 186,940. Unallocated ESOP shares held in suspense totaled 278,163 with an aggregate fair value of $3.1 million. The Company's contribution expense for the ESOP was $34 thousand and $24 thousand for the three months ended June 30, 2024 and 2023, and $118 thousand and $98 thousand for the nine months ended June 30, 2024 and 2023, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three and nine months ended June 30, 2024 and 2023. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2024			2023
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Unrealized holding loss arising during period on:
Available-for-sale investments (1)	$(14)	$4	$(10)	$(137)	$34	$(103)
Other comprehensive loss, net	$(14)	$4	$(10)	$(137)	$34	$(103)

	Nine Months Ended June 30,
	2024			2023
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain arising during period on:
Available-for-sale investments (1)	$487	$(120)	$367	$247	$(61)	$186
Other comprehensive income, net	$487	$(120)	$367	$247	$(61)	$186

(1) Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments.

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

June 30, 2024	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$87	$—	$87	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,473	—	11,473	—
Corporate securities	4,024	—	4,024	—
Total securities available for sale	$15,584	$—	$15,584	$—
Derivative assets	1,841	—	1,841	—
Total assets	$17,425	$—	$17,425	$—

Liabilities:
Derivative liabilities	$1,841	$—	$1,841	$—
Total Liabilities	$1,841	$—	$1,841	$—

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

There were no assets measured at fair value on a non-recurring basis at June 30, 2024. The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2023.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2024 and September 30, 2023.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company, and is therefore not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2024
Financial instruments - assets
Investment securities held to maturity	$78,917	$69,500	$—	$69,500	$—
Loan receivable net allowance for credit losses	751,665	735,915	—	—	735,915

Financial instruments - liabilities
Certificates of deposit including retirement certificates	143,633	141,357	—	141,357	—
Borrowings	28,568	27,342	—	27,342	—

September 30, 2023
Financial instruments - assets
Investment securities held-to-maturity	$85,835	$73,728	$—	$73,728	$—
Loan receivable net allowance for credit losses	689,070	664,331	—	—	664,331

Financial instruments - liabilities
Certificates of deposit including retirement certificates	104,668	101,216	—	101,216	—
Borrowings	29,515	28,177	—	28,177	—

NOTE H – LEASES

Accounting Standard Update ASC 842, “Leases” requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset, measured at the present value of the future minimum lease payments, at the lease commencement date.

On April 1, 2024, the Bank entered into a lease agreement to rent a retail office space in Martinsville, New Jersey to increase its presence in Somerset County. The initial term of the lease is for five years, ending on March 31, 2029, but does include the option for two additional terms of five years each. In accordance with ASC 842, a lease liability and ROU asset in the amount of $180 thousand was recognized on April 1, 2024 within accounts payable and other liabilities and other assets, respectively, on our Consolidated Balance Sheets. The discount rate used to determine the lease liability was 4.22% and derived from the Federal Home Loan Bank of New York advance rate for the same term.

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

The following table presents the balance sheet information related to our leases:

	June 30,	September 30,
	2024	2023
	(Dollars in thousands)

Operating lease right-of-use asset	$2,382	$2,687
Operating lease liabilities	$2,589	$2,944
Weighted average remaining lease term in years	6.5	6.4
Weighted average discount rate	2.4%	2.2%

Total rental expense, included in occupancy expense, was approximately $602 thousand and $604 thousand for the nine months ended June 30, 2024 and 2023, respectively.

NOTE I - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at June 30, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2024	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$98	$—	$(11)	$87
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,964	15	(1,506)	11,473
Corporate securities	4,000	24	—	4,024
Total securities available-for-sale	$17,062	$39	$(1,517)	$15,584
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,801	$—	$(758)	$4,043
Mortgage-backed securities - commercial	4,353	—	(31)	4,322
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed-securities - residential	44,116	3	(6,682)	37,437
Debt securities	18,999	—	(1,234)	17,765
Private label mortgage-backed securities - residential	195	—	(11)	184
Obligations of state and political subdivisions	3,453	—	(470)	2,983
Corporate securities	3,000	—	(234)	2,766
Total securities held-to-maturity	$78,917	$3	$(9,420)	$69,500
Total investment securities	$95,979	$42	$(10,937)	$85,084

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At June 30, 2024, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following table summarizes the amortized cost of held-to-maturity debt securities at June 30, 2024, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
June 30, 2024	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$4,801	$—	$—
Mortgage-backed securities - commercial	4,353	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	44,116	—	—
Debt securities	18,999	—	—
Private label mortgage-backed securities - residential	—	—	195
Obligations of state and political subdivisions	3,453	—	—
Corporate securities	—	3,000	—
Totals	$75,722	$3,000	$195

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities at June 30, 2024 are summarized in the following table:

	June 30, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$6,500	$6,318
Due after 1 but within 5 years	14,541	13,501
Due after 5 but within 10 years	8,411	7,719
Due after 10 years	—	—
Total debt securities	29,452	27,538

Mortgage backed securities:
Residential	62,174	53,224
Commercial	4,353	4,322
Total	$95,979	$85,084

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

As of June 30, 2024 investment securities having an estimated fair value of approximately $11.4 million were pledged to secure public deposits.

NOTE J – UNREALIZED LOSSES ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at June 30, 2024 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
June 30, 2024		(Dollars in thousands)
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$87	$(11)	$87	$(11)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	8	—	—	7,454	(1,506)	7,454	(1,506)
Total	9	$—	$—	$7,541	$(1,517)	$7,541	$(1,517)

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

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. Management has considered factors regarding credit losses and determined that no allowance for credit loss was required as of June 30, 2024.

NOTE K – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2024	2023
	(In thousands)

One-to-four family residential	$238,735	$237,683
Commercial real estate	447,023	389,134
Construction and land	24,093	21,853
Home equity loans and lines of credit	23,902	16,983
Commercial business	24,356	30,194
Other	2,245	2,359
Total loans receivable	760,354	698,206
Net deferred loan costs	(945)	(806)
Total loans receivable, net	$759,409	$697,400

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

The following table presents the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of June 30, 2024.

							Revolving Loans
	June 30, 2024						Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Cost Basis	to Term	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
One-to-four family residential
Performing	$22,560	$42,570	$31,739	$26,279	$30,473	$85,076	$15	$—	$238,712
Non-performing	—	—	—	—	—	23	—	—	23
Total	$22,560	$42,570	$31,739	$26,279	$30,473	$85,099	$15	$—	$238,735
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$68,190	$84,363	$68,019	$65,281	$29,922	$124,692	$3,887	$—	$444,354
Special Mention	—	—	201	—	—	128	—	—	329
Substandard	—	—	2,224	—	—	116	—	—	2,340
Doubtful	—	—	—	—	—	—	—	—	—
Total	$68,190	$84,363	$70,444	$65,281	$29,922	$124,936	$3,887	$—	$447,023
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$2,998	$10,586	$1,682	$—	$1,162	$4,374	$1,594	$—	$22,396
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,697	—	—	1,697
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,998	$10,586	$1,682	$—	$1,162	$6,071	$1,594	$—	$24,093
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$1,113	$1,645	$1,622	$320	$257	$1,289	$17,351	$305	$23,902
Non-performing	—	—	—	—	—	—	—	—	—
Total	$1,113	$1,645	$1,622	$320	$257	$1,289	$17,351	$305	$23,902
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$1,619	$520	$2,577	$1,674	$844	$2,718	$14,160	$244	$24,356
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,619	$520	$2,577	$1,674	$844	$2,718	$14,160	$244	$24,356
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$58	$—	$54	$—	$11	$1,771	$351	$—	$2,245
Non-performing	—	—	—	—	—	—	—	—	—
Total	$58	$—	$54	$—	$11	$1,771	$351	$—	$2,245
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of June 30, 2024 or September 30, 2023. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
June 30, 2024
One-to-four family residential	$238,629	$—	$83	$23	$238,735
Commercial real estate	444,191	—	—	2,832	447,023
Construction and land	22,396	—	—	1,697	24,093
Home equity lines of credit	23,902	—	—	—	23,902
Commercial business	22,856	1,500	—	—	24,356
Other	2,245	—	—	—	2,245
Total	$754,219	$1,500	$83	$4,552	$760,354

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
September 30, 2023
One-to four-family residential	$236,729	$—	$568	$386	$237,683
Commercial real estate	386,794	—	116	2,224	389,134
Construction and land	19,379	—	—	2,474	21,853
Home equity lines of credit	16,983	—	—	—	16,983
Commercial business	30,047	147	—	—	30,194
Other	2,359	—	—	—	2,359
Total	$692,291	$147	$684	$5,084	$698,206

The following tables present our non-accrual loans and the related allowance for credit loss by loan type as of June 30, 2024 and the non-accrual loans and specific reserves by loan type as of September 30, 2023.

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL
	(In thousands)
June 30, 2024
One-to-four family residential	$23	$—	$23
Commercial real estate	2,340	—	2,340
Construction and land	1,697	—	1,697
Total	$4,060	$—	$4,060

	Non-	Specific
	Accrual	Reserve
	(In thousands)
September 30, 2023
One-to four-family residential	$386	$—
Commercial real estate	2,224	—
Construction and land	2,474	—
Total	$5,084	$—

The following table identifies our non-performing, collateral dependent loans by collateral type as of June 30, 2024:

June 30,
2024
Real-estate type:	(In thousands)
One- to four-family residential	$23
Commercial real estate	2,832
Construction and land	1,697
Total	$4,552

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans for the three and nine months ended June 30, 2023.

	Three Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2023
	(In thousands)

One-to-four family residential	$1,777	$1,645
Commercial real estate	1,142	1,220
Construction and land	1,806	2,149
Commercial business	342	312
Average investment in impaired loans	$5,067	$5,326

Interest income recognized on an accrual basis on impaired loans:

One-to-four family residential	$22	$64
Commercial real estate	13	39
Commercial business	2	5
Total	$37	$108

An allowance for credit losses is maintained to absorb losses from the loan portfolio. Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL. Since loans individually evaluated for impairment are promptly written down to their fair value, typically there is no portion of the ACL for individually evaluated loans.

ASU 2016-13 requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to October 1, 2023).  Accordingly, the allowance for credit losses disclosures subsequent to October 1, 2023 are not always comparable to prior dates. In addition, certain new disclosures required under ASU 2016-13 are not applicable to prior periods.  As a result, the following tables present disclosures separately for each period, where appropriate.  New disclosures required under ASU 2016-13 are only shown for the current period.  Please refer to Note B “Recent Accounting Pronouncements” for a summary of the impact of adopting the provisions of ASU 2016-13 on October 1, 2023.

The following tables set forth the allocation of the Bank’s allowance for credit losses by loan category at the dates indicated. The portion of the allowance for credit losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for credit losses is a valuation allocation applicable to the entire loan portfolio. The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

The following tables also present, by loan category, the changes in the allowance for credit losses for the three and nine months ended June 30, 2024 and the allowance for credit losses for the three and nine months ended June 30, 2023.

	One-to-Four		Construction	Home Equity
	Family	Commercial	and	Lines of	Commercial
	Residential	Real Estate	Land	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance- September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Effect of adopting ASU 2016-13	7	(589)	(55)	(87)	(133)	(1)	(174)	(1,032)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	(75)	161	301	(40)	39	(1)	—	385
Balance- December 31, 2023	$1,191	$4,849	$718	$80	$845	$—	$—	$7,683
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	65	—	—	—	—	65
Provision (credit)	(421)	237	77	(28)	78	3	—	(54)
Balance- March 31, 2024	$770	$5,086	$860	$52	$923	$3	$—	$7,694
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	208	147	(187)	(14)	(102)	(3)	—	49
Balance- June 30, 2024	$979	$5,233	$673	$38	$821	$—	$—	$7,744

	One-to-Four		Construction	Home Equity
	Family	Commercial	and	Lines of	Commercial
	Residential	Real Estate	Land	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance- September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	12	518	65	(7)	(109)	—	(162)	317
Balance- December 31, 2022	$1,235	$5,130	$526	$256	$1,375	$1	$227	$8,750
Charge-offs	—	—	—	—	(102)	—	—	(102)
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	34	280	(58)	(10)	62	—	(113)	195
Balance- March 31, 2023	$1,270	$5,410	$468	$246	$1,335	$1	$114	$8,844
Charge-offs	—	—	—	—	(386)	—	—	(386)
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	(102)	(318)	(21)	(15)	(41)	—	416	(81)
Balance- June 30, 2023	$1,169	$5,092	$447	$231	$908	$1	$530	$8,378

During the nine months ended June 30, 2024 and exclusive of the impact of the adoption of ASU 2016-13, the changes in the provision for credit losses for each portfolio of loans were primarily due to fluctuations in the outstanding balance of each segment of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial real estate portfolio as well as our construction and land loan commitments during the nine months ended June 30, 2024 and a corresponding increase in the provision for credit losses for these portfolios. An adjustment to the expected loss rate for one-to-four family residential loans for improving economic conditions, as measured by the U.S. unemployment rate, resulted in a reduction in the provision for credit losses for that loan category during the nine months ended June 30, 2024.

The allowance for credit losses increased $16 thousand to $8.3 million during the nine months ended June 30, 2024. Upon adoption of ASU 2016-13 on October 1, 2023, the Company’s allowance for credit losses decreased $492 thousand. Growth in loans receivable and loan commitments during the nine months ended June 30, 2024 resulted in additional provisions for credit losses totaling $441 thousand and there were $67 thousand in loan recoveries. The Company’s allowance for on-balance sheet credit losses decreased to $7.7 million at June 30, 2024 from $8.3 million at September 30, 2023 while its reserve for off-balance sheet commitments increased to $602 thousand at June 30, 2024 from $0 at September 30, 2023.

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

During the nine months ended June 30, 2024, there were no loans modified to borrowers experiencing financial difficulty. During the nine months ended June 30, 2023, there was one loan modified that was identified as a troubled debt restructuring (“TDR”) and there were no TDRs that subsequently defaulted within twelve months of modification. The following table presents information on TDRs:

	Nine Months Ended June 30, 2023
	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
One-to four-family residential	1	$97	$107

Total	1	$97	$107

There was one residential loans totaling $23 thousand that was in the process of foreclosure at June 30, 2024.

NOTE L - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2024	2023
	(In thousands)

Demand accounts	$136,916	$188,550
Savings accounts	54,648	62,168
NOW accounts	150,420	115,182
Money market accounts	303,576	284,885
Certificates of deposit	130,678	92,725
Retirement certificates	12,955	11,943
Total deposits	$789,193	$755,453

Included in the Company’s deposits at June 30, 2024 were $21.6 million in brokered certificates of deposit and $17.7 million in certificates of deposit obtained through a national deposit listing service. At September 30, 2023 the Company had $13.8 million in brokered certificates of deposits and $14.0 million in certificates of deposits obtained through a national deposit listing service.

At June 30, 2024 and September 30, 2023, the aggregate deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance, were $380.5 million and $367.4 million, respectively. The estimated amount of deposits that were neither insured nor collateralized was $122.3 million and $109.3 million at June 30, 2024 and September 30, 2023, respectively.

NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of June 30, 2024, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties, and was not significant to the total fair value. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at June 30, 2024 and September 30, 2023.

The following table presents summary information regarding these derivatives as of June 30, 2024 and September 30, 2023.

	Notional Amount	Average Maturiy (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
June 30, 2024
Classified in Other Assets:
Customer interest rate swaps	$35,178	3.4	4.96%	1 Mo. BSBY + 2.44	$1,841
Total	$35,178	3.4	4.96%		$1,841

Classified in Other Liabilities:
3rd Party interest rate swaps	$35,178	3.4	4.96%	1 Mo. BSBY + 2.44	$1,841
Total	$35,178	3.4	4.96%		$1,841

September 30, 2023
Classified in Other Assets:
Customer interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

Classified in Other Liabilities:
3rd Party interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

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
Letters of credit	$690	$1,073
Unused lines of credit	93,102	89,933
Fixed rate loan commitments	4,939	3,578
Variable rate loan commitments	33,526	26,472
Totals	$132,257	$121,056

Upon adoption of ASU 2016-13 on October 1, 2023, the Company recorded an allowance for credit losses for its unused lines of credit and unfunded commitments totaling $540 thousand. The Company’s reserves for off-balance sheet credit losses increased to $602 thousand at June 30, 2024 from $0 at September 30, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as may be supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, levels of uninsured deposits, and with respect to the loans extended by the Company and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Critical accounting policies may involve complex subjective decisions or assessments. Please refer to the Company’s Form 10-K for the Company’s critical accounting policies. There were no significant changes to the Company’s critical accounting policies, other than a change to the methodology for calculating the allowance for credit losses during the nine months ended June 30, 2024.

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

Comparison of Financial Condition at June 30, 2024 and September 30, 2023

Total Assets. Total assets increased $37.1 million, or 4.1%, to $944.4 million at June 30, 2024 from $907.3 million at September 30, 2023. The increase was attributable to higher balances of loans receivable, partially offset by lower interest-earning deposits with banks.

Interest Earning Deposits. Interest-earning deposits with banks decreased $23.6 million, or 34.0%, to $45.8 million at June 30, 2024 from $69.4 million at September 30, 2023 resulting primarily from deployment of these fund into loans receivable during the nine months ended June 30, 2024.

Loans Receivable. Total loans receivable increased $62.2 million, or 8.9%, to $760.4 million at June 30, 2024 from $698.2 million at September 30, 2023. The increase in total loans receivable during the nine months ended June 30, 2024 occurred in commercial real estate loans, which increased $57.9 million, one-to four-family residential real estate loans (including home equity lines of credit), which increased $8.0 million, and construction and land loans, which increased $2.2 million. Partially offsetting these increases were commercial business loans, which decreased $5.8 million and other loans, which decreased $114 thousand.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of June 30, 2024:

	2024
	June 30
	Amount	Percent
	(In thousands)
Owner-occupied
Retail	$44,505	10.0%
Hotel/Motel	42,642	9.5%
Professional	36,722	8.2%
Office	11,315	2.5%
Restaurant	17,760	4.0%
Other	26,284	5.9%
Total owner-occupied	$179,228	40.1%

Non-owner occupied
Retail	$81,746	18.3%
Multi-family	72,278	16.2%
Professional	18,378	4.1%
Office	40,445	9.0%
Restaurant	8,122	1.8%
Hotel/Motel	2,575	0.6%
Other	44,251	9.9%
Total non-owner occupied	$267,795	59.9%
Total commercial real estate loans	$447,023	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at June 30, 2024:

	Number of
LTV Range	Loans	Amount
(Dollars in thousands)
0%-25.0%	113	$45,456
25.01%-50.0%	120	112,463
50.01%-60.0%	67	111,073
60.01%-70.0%	91	116,230
70.01%-75.0%	28	43,551
75.01%-80.0%	9	14,774
> 80.0%	2	3,476
Totals	430	$447,023

As of June 30, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital was estimated at approximately 262%. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Our asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of June 30, 2024 and September 30, 2023, we had $2.8 million and $2.2 million of non-performing commercial real estate loans, respectively. Such amounts totaled 0.6% of total commercial real estate loans as of June 30, 2024 and September 30, 2023.

Total non-performing loans decreased $532 thousand, or 10.5%, to $4.6 million at June 30, 2024 from $5.1 million at September 30, 2023. The decline was attributable to the foreclosure of a residential property previously securing a $777 thousand construction loan and payments totaling $386 thousand, partially offset by a $631 thousand increase from new non-performing loans secured by three commercial real estate properties and one single family residential property. The ratio of non-performing loans to total loans decreased to 0.60% at June 30, 2024 from 0.73% at September 30, 2023.

The allowance for credit losses increased $16 thousand to $8.3 million during the nine months ended June 30, 2024. Upon adoption of ASU 2016-13 on October 1, 2023, the Company’s allowance for credit losses decreased $492 thousand. Growth in loans receivable and loan commitments during the nine months ended June 30, 2024 resulted in additional provisions for credit loss totaling $441 thousand and there were $67 thousand in loan recoveries. The allowance for on-balance sheet credit losses decreased to $7.7 million at June 30, 2024 from $8.3 million at September 30, 2023 while its reserve for off-balance sheet commitments increased to $602 thousand at June 30, 2024 from $0 at September 30, 2023.

The allowance for on-balance sheet loan losses as a percentage of non-performing loans increased to 170.1% at June 30, 2024 from 163.9% at September 30, 2023. The allowance for on-balance sheet loan losses as a percentage of total loans was 1.02% at June 30, 2024 compared with 1.19% at September 30, 2023. Future increases in the allowance for credit losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Investment Securities. At June 30, 2024, investment securities totaled $94.5 million, reflecting a decrease of $1.5 million, or 1.5%, from $96.0 at September 30, 2023. The decrease resulted from matured bonds totaling $6.5 million and payments from mortgage-backed securities totaling $5.4 million during the nine months ended June 30, 2024. Offsetting these decreases were purchases totaling $10.0 million and a $400 thousand increase in the market value of the Company’s available-for-sale investment securities. There were no credit losses recorded for the Company’s investment securities during the nine months ended June 30, 2024.

Investment security purchases during the nine months ended June 30, 2024 consisted of a $4.0 million corporate note issued by Provident Financial Services, Inc., a $2.0 million bond issued by the Federal Home Loan Bank of New York, a $2.0 million mortgage-backed security issued by the Federal National Mortgage Association and a $2.0 million participation certificate issued by the U.S. Small Business Administration.

Investment securities at June 30, 2024 consisted of $64.8 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $19.0 million in U.S. government-sponsored enterprise debt securities, $7.0 million in corporate notes, $3.5 million in municipal bonds, and $195 thousand in “private-label” mortgage-backed securities. There was no allowance for credit losses for the Company’s investment securities for the nine months ended June 30, 2024.

Deposits. Total deposits increased $33.7 million, or 4.5%, to $789.2 million at June 30, 2024 from $755.4 million at September 30, 2023.

The inflow in deposits occurred in certificates of deposit (including individual retirement accounts), which increased $38.9 million, or 37.2%, to $143.6 million, in interest-bearing checking accounts (NOW), which increased $35.2 million, or 30.6%, to $150.4 million and in money market accounts, which increased $18.7 million, or 6.6%, to $303.6 million. Partially offsetting these increases were decreases in non-interest bearing checking accounts, which decreased $51.6 million, or 27.4%, to $136.9 million and in savings accounts, which decreased $7.5 million, or 12.1%, to $54.7 million. Brokered deposits, which are included in certificates of deposit within total deposits, increased $7.8 million to $21.6 million at June 30, 2024 from $13.8 million at September 30, 2023. The Company utilized brokered deposits to extend the duration of its liabilities as part of its interest rate risk management.

Borrowed Funds. Borrowings decreased $947 thousand, or 3.2%, to $28.6 million at June 30, 2024 from $29.5 million at September 30, 2023. The Company repaid a matured long term advance totaling $4.4 million and utilized a new $3.4 million long term advance from the Federal Home Loan Bank of New York during the nine months ended June 30, 2024.

Stockholders’ Equity. Stockholders’ equity increased $4.2 million, or 4.1%, to $109.0 million at June 30, 2024 from $104.8 million at September 30, 2023. The increase was primarily due to net income of $5.2 million, followed by a $367 thousand reduction in other accumulated comprehensive loss, a $354 thousand increase for the Company’s adoption of ASU 2016-13, a $484 thousand increase from stock-based compensation and an $118 thousand increase for ESOP shares allocated for the nine months ended June 30, 2024. Partially offsetting these increases were $1.4 million in dividends ($0.21 per share) paid and 85,628 shares repurchased during the period totaling $953 thousand. As a result, the Company’s book value per share increased to $16.55 at June 30, 2024 from $15.70 at September 30, 2023.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2024 and 2023

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2024 and 2023. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$57,178	$737	5.17%	$24,976	$294	4.73%
Loans receivable, net (1)	744,914	10,962	5.90%	674,985	9,033	5.37%
Securities
Taxable	92,248	561	2.44%	94,049	398	1.70%
Tax-exempt (2)	3,370	18	2.17%	3,370	18	2.17%
FHLBNY stock	2,326	53	9.20%	2,204	38	6.84%
Total interest-earning assets	900,036	12,331	5.50%	799,584	9,781	4.91%
Noninterest-earning assets	49,563			48,283
Total assets	$949,599			$847,867

Interest-bearing liabilities:
Savings accounts (3)	$55,914	86	0.62%	$68,648	86	0.50%
NOW accounts (4)	463,135	3,955	3.43%	339,784	2,023	2.39%
Time deposits (5)	139,120	1,296	3.74%	92,855	539	2.33%
Total interest-bearing deposits	658,169	5,337	3.25%	501,287	2,648	2.12%
Borrowings	28,510	206	2.90%	27,967	239	3.43%
Total interest-bearing liabilities	686,679	5,543	3.24%	529,254	2,887	2.19%
Noninterest-bearing liabilities	157,405			219,291
Total liabilities	844,084			748,545
Retained earnings	105,515			99,322
Total liabilities and retained earnings	$949,599			$847,867

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$6,784			$6,890
Interest rate spread			2.26%			2.72%
Net interest-earning assets	$213,357			$270,330
Net interest margin (6)			3.02%			3.46%
Average interest-earning assets to average interest-bearing liabilities	131.07%			151.08%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Interest income and yield are calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

	Nine Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$63,265	$2,453	5.18%	$17,175	$513	4.00%
Loans receivable, net (1)	724,804	31,584	5.83%	661,320	25,610	5.18%
Securities
Taxable	92,579	1,560	2.25%	95,780	1,194	1.67%
Tax-exempt (2)	3,370	55	2.17%	3,370	55	2.17%
FHLBNY stock	2,291	165	9.60%	1,926	92	6.42%
Total interest-earning assets	886,309	35,817	5.40%	779,571	27,464	4.71%
Noninterest-earning assets	49,235			48,319
Total assets	$935,544			$827,890

Interest-bearing liabilities:
Savings accounts (3)	$58,607	$270	0.62%	$73,798	$258	0.47%
NOW accounts (4)	436,112	10,737	3.29%	331,024	4,764	1.92%
Time deposits (5)	122,962	3,183	3.46%	86,682	1,110	1.71%
Total interest-bearing deposits	617,681	14,190	3.07%	491,504	6,132	1.67%
Borrowings	28,972	663	3.06%	24,515	594	3.24%
Total interest-bearing liabilities	646,653	14,853	3.07%	516,019	6,726	1.74%
Noninterest-bearing liabilities	179,201			208,451
Total liabilities	825,854			724,470
Retained earnings	109,690			103,420
Total liabilities and retained earnings	$935,544			$827,890

Tax-equivalent basis adjustment		(12)			(12)
Net interest and dividend income		$20,952			$20,726
Interest rate spread			2.33%			2.97%
Net interest-earning assets	$239,656			$263,552
Net interest margin (6)			3.16%			3.55%
Average interest-earning assets to average interest-bearing liabilities	137.06%			151.07%

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

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

Net Income. Net income decreased $227 thousand, or 11.8%, to $1.7 million for the three-month period ended June 30, 2024 compared with net income of $1.9 million for the three months ended June 30, 2023. The decrease was due to lower net interest and dividend income, lower other income and higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income decreased $106 thousand, or 1.5%, to $6.8 million for the three months ended June 30, 2024 from $6.9 million for the three months ended June 30, 2023. The decrease was attributable to a 44-basis point decrease in the Company’s net interest margin to 3.02% for the three months ended June 30, 2024 from 3.46% for the three months ended June 30, 2023, partially offset by a $100.5 million increase in the average balance of interest-earning assets between the periods.

Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 26.1%, to $12.3 million for the three months ended June 30, 2024 compared with $9.8 million for the three months ended June 30, 2023. The increase was attributable to a 59-basis point increase in the yield on interest-earning assets to 5.50% for the three months ended June 30, 2024 from 4.91% for the three months ended June 30, 2023, which was attributable to higher market interest rates between periods. Also contributing to the higher interest and dividend income were higher average balances of loans and interest-earning deposits, which increased $69.9 million and $32.2 million, respectively.

The average balance of loans receivable, net of allowance for credit loss, increased $69.9 million to $744.9 million during the three months ended June 30, 2024 from $675.0 million during the three months ended June 30, 2023 while the yield on loans receivable increased 53 basis points to 5.90% for the three months ended June 30, 2024 from 5.37% for the three months ended June 30, 2023 due to higher market interest rates. The higher average balance and yield accounted for a $1.9 million, or 21.4%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, increased $606 thousand, or 85.8%, to $1.3 million for the three months ended June 30, 2024 from $706 thousand for the three months ended June 30, 2023. The average yield on such assets increased 113 basis points to 3.46% for the three months ended June 30, 2024 from 2.33% for the three months ended June 30, 2023, and the average balance of investment securities and interest-earning deposits increased by $30.4 million, or 24.8%, to $152.8 million for the three months ended June 30, 2024 from $122.4 million for the three months ended June 30, 2023.

Interest Expense. Interest expense increased $2.6 million, or 92.0%, to $5.5 million for the three months ended June 30, 2024 from $2.9 million for the three months ended June 30, 2023. The cost of interest-bearing liabilities increased 105 basis points to 3.24% for the three months ended June 30, 2024 compared with 2.19% for the three months ended June 30, 2023 resulting primarily from higher market interest rates. In addition, the average balance of interest-bearing liabilities increased $157.4 million, or 29.7%, to $686.7 million from higher money market and time deposit account balances.

The average balance of interest-bearing deposits increased $156.9 million, or 31.3%, to $658.2 million for the three months ended June 30, 2024 from $501.3 million for the three months ended June 30, 2023, while the average cost of such deposits increased 113 basis points to 3.25% from 2.12%. As a result, interest paid on interest-bearing deposits increased $2.7 million to $5.3 million for the three months ended June 30, 2024 compared with $2.6 million for the three months ended June 30, 2023. The increase in the cost of deposits due to higher market interest rate environment.

Interest paid on borrowings decreased $33 thousand, or 13.8%, to $206 thousand for the three months ended June 30, 2024 from $239 thousand for the three months ended June 30, 2023, while a 53-basis point decrease in the cost of borrowings to 2.90% for the three months ended June 30, 2024 from 3.43% for the three months ended June 30, 2023. The average balance of borrowings increased $543 thousand to $28.5 million for the three months ended June 30, 2024 compared to $28.0 million for the three months ended June 30, 2023.

Provision for Credit Losses. The Company recorded a net reduction of $54 thousand in its provision for credit losses for the three months ended June 30, 2024 compared with a net reduction of $81 thousand for the three months ended June 30, 2023. The net reduction in provisions resulted from lower balances (including commitments) of construction loans and commercial lines of credit, which require higher provisions for credit loss. The Company recorded $1 thousand in net loan recoveries during the three months ended June 30, 2024 compared with $385 thousand in net loan charge-offs during the three months ended June 30, 2023.

Other Income. Other income decreased $212 thousand, or 34.1%, to $409 thousand during the three months ended June 30, 2024 compared to $621 thousand for the three months ended June 30, 2023. The decrease was due to lower loan prepayment fees, which caused service charges to decline by $110 thousand to $282 thousand from $392 thousand and lower gains from the sale of Small Business Administration 7(a) loans, which decreased by $103 thousand between the two periods.

Other Expenses. Other expenses increased $169 thousand, or 3.5%, to $5.1 million during the three months ended June 30, 2024 compared with $4.9 million for the three months ended June 30, 2023. The increase was primarily attributable to higher compensation and benefit expense, which increased $91 thousand, or 3.2%, to $2.9 million, due to the additions of a commercial lender and a commercial credit analyst, as well as annual merit increases.

Also contributing to the higher other expenses were occupancy, professional and FDIC insurance premiums. Occupancy expenses increased $22 thousand, or 2.7%, from higher rental expense related to a new lease executed April 1, 2024 for a new branch office in Martinsville, NJ. Professional fees increased $12,000, or 6.4%, from higher legal and foreclosure expenses incurred by the Company compared with the prior year period. FDIC insurance premiums increased $10,000, or 10.4%, from deposit growth.

Income Tax Expense. The Company recorded tax expense of $501 thousand on pre-tax income of $2.2 million for the three months ended June 30, 2024, compared with $788 thousand on pre-tax income of $2.7 million for the three months ended June 30, 2023. The Company’s effective tax rate for the three months ended June 30, 2024 was 22.9% compared with 29.1% for the three months ended June 30, 2023. The decrease in income tax expense was driven by changes in deferred tax items between the periods as well as changes in the State of New Jersey’s entity consolidation rule.

Comparison of Operating Results for the Nine Months Ended June 30, 2024 and 2023

Net Income. Net income decreased $284 thousand, or 5.1%, to $5.2 million during the nine months ended June 30, 2024 compared with $5.5 million for the nine months ended June 30, 2023. The decrease was due to lower other income and higher other expenses, partially offset by higher net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $226 thousand, or 1.1%, to $21.0 million for the nine months ended June 30, 2024 from $20.7 million for the nine months ended June 30, 2023. The increase was attributable to a $106.7 million, or 13.7%, increase in the average balance of interest-earning assets between the periods, partially offset by a 39-basis point decrease in the Company’s net interest margin to 3.16% for the nine months ended June 30, 2024 from 3.55% for the nine months ended June 30, 2023.

Interest and Dividend Income. Interest and dividend income increased $8.3 million, or 30.4%, to $35.8 million for the nine months ended June 30, 2024 from $27.5 million for the nine months ended June 30, 2023. The increase was attributable to a 69-basis point increase in the yield on interest-earning assets to 5.40% from 4.71%, as well as a $63.5 million increase in the average balance of net loans receivable and a $46.1 million increase in the average balance of interest-earning deposits. The increase in yield on the Company’s assets was attributable to higher market interest rates between periods.

The average balance of loans receivable, net of allowance for credit losses, increased $63.5 million to $724.8 million during the nine months ended June 30, 2024 from $661.3 million during the nine months ended June 30, 2023. The average interest earned on loans receivable, net of allowance for credit losses, increased $6.0 million, or 23.3%, to $31.6 million for the nine months ended June 30, 2024 from $25.6 million for the same period prior year. The increase was due to higher market interest rates, which resulted in a 65-basis point increase in the yield on the average balance of loans receivable, net of allowance for credit losses to 5.83% for the nine months ended June 30, 2024 from 5.18% for the nine months ended June 30, 2023.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, increased $2.3 million, or 131.8%, to $4.1 million for the nine months ended June 30, 2024 from $1.8 million for the nine months ended June 30, 2023. The increase was attributable to a 138-basis point increase in the yield to 3.41 for the nine months ended June 30, 2024 from 2.03% for the nine months ended June 30, 2023, and the average balance of investment securities and interest-earning deposits increased by $42.9 million, or 36.9%, to $159.2 million for the nine months ended June 30, 2024 from $116.3 million for the nine months ended June 30, 2023.

Interest Expense. Interest expense increased $8.1 million, or 120.8%, to $14.9 million for the nine months ended June 30, 2024 from $6.7 million for the nine months ended June 30, 2023. The cost of interest-bearing liabilities increased 133-basis points to 3.07% for the nine months ended June 30, 2024 compared with 1.74% for the nine months ended June 30, 2023 resulting primarily from higher market interest rates between periods. In addition, the average balance of interest-bearing liabilities increased $130.6 million, or 25.3%, to $646.6 million from $516.0 million primarily due to the higher money market account and time deposit account balances.

The average balance of interest-bearing deposits increased $126.2 million, or 25.7%, to $617.7 million for the nine months ended June 30, 2024 from $491.5 million for the nine months ended March 31, 2023, while the average interest paid on the interest-bearing deposits increased 140 basis points to 3.07% for the nine months ended June 30, 2024 from 1.67% for the nine months ended June 30, 2023 due to the higher market interest rate environment. As a result, interest paid on interest-bearing deposits increased $8.1 million to $14.2 million for the nine months ended June 30, 2024 from $6.1 million for the nine months ended June 30, 2023.

Interest expense on borrowings increased $69 thousand, or 11.6%, to $663 thousand for the nine months ended June 30, 2024 from $594 thousand for the nine months ended June 30, 2023, partially offset by an 18-basis point decrease in the cost of borrowings to 3.06% for the nine months ended June 30, 2024 from 3.24% for the nine months ended June 30, 2023. The average balance of borrowings increased $4.4 million to $28.9 million for the nine months ended June 30, 2024 from $24.5 million for the nine months ended June 30, 2023 to partially fund the growth in the Company’s loans receivable. The Company was able to lower the cost of borrowings while increasing the balance of its borrowings with zero-cost advances from the Federal Home Loan Bank of New York;

Provision for Credit Losses. The Company’s provision for credit losses was $441 thousand for the nine months ended June 30, 2024 compared with $432 thousand for the nine months ended June 30, 2023. Provisions for credit losses resulted from growth in the Company’s loan portfolio, particularly commercial real estate loans, during the nine months ended June 30, 2024. The Company recorded $67 thousand in net loan recoveries during the nine months ended June 30, 2024 compared with $487 thousand in net loan charge-offs during the nine months ended June 30, 2023.

Other Income. Other income decreased $213 thousand, or 11.5%, to $1.6 million during the nine months ended June 30, 2024 compared with $1.9 million for the nine months ended June 30, 2023. The decrease was due to lower loan prepayment fees, which declined by $79 thousand to $878 thousand from $957 thousand, and lower gains from the sale of Small Business Administration 7(a) loans, which decreased by $143 thousand between the two periods.

Other Expenses. Other expenses increased $920 thousand, or 6.4%, to $15.2 million during the nine months ended June 30, 2024 from $14.3 million during the nine months ended June 30, 2023. The increase was primarily attributable to higher compensation and benefit expense, which increased $549 thousand, or 6.7%, to $8.7 million, due to fewer open positions between periods and the additions of a commercial lender and a commercial credit analyst, as well as annual merit increases.

Also contributing to the increase were higher occupancy expenses, professional expenses, FDIC deposit insurance premiums and other expenses. Occupancy expenses increased $63 thousand, or 2.7%, from higher rental expense, furniture and equipment related to a new lease executed April 1, 2024 for a new branch office in Martinsville, NJ. Professional fees increased $33,000, or 5.8%, from higher legal and foreclosure expenses incurred by the Company compared with the prior year period. Deposit insurance premiums increased $71,000, or 29.2%, from deposit growth and higher insurance assessment rates implemented by the FDIC for all insured institutions effective January 1, 2023. Other expenses increased $237,000, or 15.4%, from higher loan origination and servicing costs, higher losses on fraudulent checks, higher recruitment costs and higher data communication costs.

Income Tax Expense. The Company recorded tax expense of $1.7 million on pre-tax income of $7.0 million for the nine months ended June 30, 2024, compared with $2.4 million on pre-tax income of $7.9 million for the nine months ended June 30, 2023. The Company’s effective tax rate for the nine months ended June 30, 2024 was 24.8% compared with 29.9% for the nine months ended June 30, 2023. The decrease in income tax expense was driven by changes in deferred tax items between the periods as well as changes in the State of New Jersey’s entity consolidation rule.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at June 30, 2024, we had an aggregate borrowing capacity of $114.9 million. There has been no material adverse change during the nine months ended June 30, 2024 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2024, the Company had commitments outstanding under letters of credit totaling $690 thousand, commitments to originate loans totaling $38.5 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $93.1 million. There has been no material change during the current quarter ended June 30, 2024 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2024, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 10.92%, and total qualifying capital as a percentage of risk-weighted assets was 15.93%.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed on December 15, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 85,628 shares of its common stock during the nine months ended June 30, 2024. Through June 30, 2024, the Company held 509,269 shares in treasury that were repurchased at a weighted average price of $12.40 pursuant to stock repurchase plans. On December 8, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares, 150,688 shares of which remained subject to repurchase under the plan at the nine months ended June 30, 2024.

The following table reports information regarding repurchases of our common stock during the current quarter ended June 30, 2024.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Period	Purchased	Per Share	Under the Plan
April 1, 2024 through April 30, 2024	8,579	$11.10	155,992
May 1, 2024 through May 31, 2024	3,444	$11.08	152,548
June 1, 2024 through June 30, 2024	1,860	$11.00	150,688
Total	13,883	$11.08

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a.)	Not applicable.

b.)	During the three months ended June 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2024 and September 30, 2023; (ii) the Consolidated Statements of Income for the Three and Nine Months Ended June 30, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended June 30, 2024 and 2023; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended June 30, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 13, 2024	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 13, 2024	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer