Form 10-K
period 2024-09-30
Magyar Bancorp, Inc.
filed 2024-12-19
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

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

Yes ☐ No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2024 was $72.0 million. As of December 15, 2024, there were 6,477,621 outstanding shares of the registrant’s Common Stock,

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2025 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2024

PART I

ITEM 1.	Business

Forward Looking Statements

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbour provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, as well as statements about the objective and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our business, statements about our future status, and activities or reporting under U.S. banking and financial regulation. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

General

Magyar Bancorp, Inc. (the “Company”) is a Delaware-chartered corporation which owns 100% of the outstanding shares of common stock of Magyar Bank. At September 30, 2024, Magyar Bancorp, Inc. had consolidated assets of $951.9 million, total deposits of $796.7 million and stockholders’ equity of $110.5 million. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. The executive office of Magyar Bancorp, Inc. is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600.

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our eight branch offices located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Bridgewater, Edison and Martinsville, New Jersey. The telephone number at our main office is (732) 342-7600 and our website is located at www.magbank.com. Information on our website is not and should not be considered a part of this Annual Report.

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in New Brunswick, New Jersey and our branch offices located in Middlesex and Somerset Counties, New Jersey, and investing those deposits, together with funds generated from operations and wholesale funding, in commercial real estate loans, residential mortgage loans, commercial business loans, Small Business Administration (“SBA”) loans, home equity loans, home equity lines of credit, construction and land loans and investment securities. Our revenues are derived principally from interest on loans and securities; our investment securities consist primarily of mortgage-backed securities and U.S. Government and government-sponsored enterprise obligations. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. We are subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDBI”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Most of the Bank’s customers are individuals and small to medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect the Bank’s borrowers, their ability to repay their loans and to borrow additional funds, and consequently the Bank’s financial condition and performance. The majority of the Bank’s loans are secured by real estate located in New Jersey. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on the Bank’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, at June 30, 2024, our market share of deposits was 1.52% and 0.38% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.26% and 0.38%, respectively, at June 30, 2023.

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

Lending Activities

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing primarily in and around central and northern New Jersey. We primarily originate commercial real estate loans and residential mortgage loans, and to a lesser extent home equity lines of credit, commercial business and construction and land loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	September 30,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to four-family residential	$246,201	31.5%	$237,683	34.1%
Commercial real estate	461,319	59.1%	389,134	55.8%
Construction and land	22,722	2.9%	21,853	3.1%
Home equity loans and lines of credit	24,728	3.2%	16,983	2.4%
Commercial business	24,011	3.1%	30,194	4.3%
Other	2,235	0.3%	2,359	0.3%
Total loans receivable	$781,216	100.0%	$698,206	100.0%
Net deferred loan costs	(1,054)		(806)
Total loans receivable, net	$780,162		$697,400

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to			Home Equity
	Four-Family	Commercial	Construction	Loans and Lines	Commercial
September 30, 2024	Residential	Real Estate	and Land	of Credit	Business	Other	Total
	(In thousands)

One year or less	$1,895	$25,196	$21,072	$2,619	$13,608	$4	$64,394
After one year through five years	2,307	52,820	458	763	1,914	58	58,320
After five years through fifteen years	37,162	91,846	148	4,292	4,739	20	138,207
After fifteen years	204,837	291,457	1,044	17,054	3,750	2,153	520,295
Total	$246,201	$461,319	$22,722	$24,728	$24,011	$2,235	$781,216

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2024 that are contractually due after September 30, 2025.

	Due After September 30, 2025
	Fixed	Adjustable	Total
	(In thousands)

One-to-four-family residential	$142,900	$101,406	$244,306
Commercial real estate	55,131	380,992	436,123
Construction and land	104	1,546	1,650
Home equity loans and lines of credit	5,474	16,635	22,109
Commercial business	4,302	6,101	10,403
Other	63	2,168	2,231
Total	$207,974	$508,848	$716,822

One-to Four-Family Residential Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2024, $246.2 million, or 31.5% of our total loan portfolio, consisted of residential mortgage loans. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.

Generally, all residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, policies and procedures. Historically, we have not originated a significant number of loans for the purpose of reselling them in the secondary market.

We also originate home equity loans secured by residences located in our market area. The underwriting standards we use for home equity loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan.

At September 30, 2024, we had $144.0 million of fixed-rate residential mortgage loans, which represented 58.5% of our total residential mortgage loan portfolio. At September 30, 2024, our largest fixed-rate residential mortgage loan was $9.9 million. The loan was performing in accordance with its contractual repayment terms at September 30, 2024.

At September 30, 2024, adjustable-rate residential mortgage loans totaled $102.2 million, or 41.5% of our total residential mortgage loan portfolio. The largest adjustable-rate residential mortgage loan was for $2.2 million. The loan was performing in accordance with its contractual repayment terms at September 30, 2024.

Commercial Real Estate Loans. We also originate commercial real estate loans, most of which are secured by properties located in our primary market area. At September 30, 2024, $461.3 million, or 59.1%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, warehouses and retail facilities. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable-rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

Construction and Land Loans. We also originate construction and land acquisition loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction and land loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2024, our construction and land loans totaled $22.7 million, or 2.9% of total loans.

Construction and land loans generally have a maximum term of 24 months. We provide financing for land acquisition, site improvement and hard construction costs. Land acquisition loans are limited to 50% of the sale price or appraised value of the land, whichever is lower. Site improvement loans are limited to 100% of the bonded site improvement costs. Construction loans are limited to 75% of the lesser of the contract sale price or appraised value of the property.

Construction and land lending is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction and land loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if our estimate of the value of the completed property is inaccurate, our construction and land loan may exceed the value of the collateral. The advantages of construction lending are that the market is typically less competitive than standard mortgage products, the interest rate typically charged is a variable rate, which permits the Bank to protect against sudden changes in its costs of funds, the interest rate is typically higher to reflect the higher degree of credit risk, and the origination fees charged by the Bank to its customers can be amortized over the shorter term of a construction loan, typically, one to two years, which permits the Bank to recognize fees as income over a shorter period of time.

Home Equity Loans and Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2024, these loans totaled $24.7 million, or 3.2% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

We also originate loans secured by the common stock of publicly traded companies, provided their shares are listed on the New York Stock Exchange or the NASDAQ Stock Market. Stock-secured loans are interest-only and are offered for terms up to twelve months and for adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal. The loan amount is not to exceed 70% of the value of the stock securing the loan at any time. At September 30, 2024, stock-secured and other loans totaled $2.1 million, or 0.3% of our total net loan portfolio.

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. At September 30, 2024, our commercial business loans totaled $24.0 million, or 3.1% of total loans.

The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest.

Included in commercial business loans are Small Business Administration (“SBA”) 7(a) loans, on which the SBA provides guarantees of up to 75% of the principal balance (85% for loans under $150,000). These loans are made for the purposes of providing working capital and financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the State of New Jersey. At September 30, 2024, $14.9 million, or 95.2% of the Company’s SBA loan balances, were to businesses located in the State of New Jersey. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value ratio, lower debt service coverage ratio or weaker personal financial guarantees. In addition, many SBA 7(a) loans are for start-up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. We generally sell the guaranteed portions of these SBA loans in the secondary market.

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

Loans to One Borrower and Concentration of Loans. The maximum amount of loans to one borrower is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $17.2 million. At September 30, 2024, our largest loan was $13.2 million commercial real estate loan to finance the purchase and operation of a nursing and rehabilitation home in Edison, New Jersey. The loan was performing in accordance with its terms at September 30, 2024.

The size of loans which the Bank can offer to potential borrowers is less than the size of loans which many of the Bank’s competitors with larger capitalization are able to offer. The Bank may engage in loan participations with other banks for loans in excess of the Bank’s legal lending limits. However, no assurance can be given that such participations will be available at all or on terms which are favorable to the Bank and its customers.

The Bank has established policies to determine and monitor concentrations of credit risk and to maintain discipline in lending practices with a focus on portfolio diversification.

Asset Quality

We commence collection efforts when a loan becomes 15 days past due with system-generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are delinquent for more than 90 days. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.

A summary report of all loans 30 days or more past due is provided to the Board of Directors on a monthly basis. If no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure and/or other collection efforts.

Non-Performing Assets. Non-accrual loans are loans on which the accrual of interest has ceased. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

The following table sets forth the amounts and categories of our non-accrual assets at the dates indicated.

	September 30,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$116	$386
Commercial real estate	116	2,224
Construction and land	—	2,474
Total non-accrual loans	$232	$5,084

Allowance for credit losses:	$7,548	$8,330

Ratios:
Total non-accrual loans to total loans	0.03%	0.67%
Allowance for credit loss to total non-accrual loans	3253.45%	163.85%
Allowance for credit loss to total loan receivable	0.97%	1.19%

A loan is considered individually evaluated when it has been modified for a borrower in financial distress or when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Individually evaluated loans that have been modified are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent.

We record cash receipts on individually evaluated loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent more than three months are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2024
One-to four-family residential	2	$627	2	$116	4	$743
Commercial real estate	—	—	1	116	1	116
Home equity loans and lines of credit	1	236	—	—	1	236
Total	3	$863	3	$232	6	$1,095

At September 30, 2023
One-to four-family residential	4	$568	2	$386	6	$954
Commercial real estate	1	116	1	2,224	2	2,340
Construction and land	—	—	2	2,474	2	2,474
Total	5	$684	5	$5,084	10	$5,768

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

We held three properties consisting of two residential single-family homes and one commercial real estate property totaling $3.7 million at September 30, 2024, an increase of $3.4 million, or 1035.7% from $328 thousand at September 30, 2023.

Allowance for Credit Losses

Financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses (“ACL”) reflects management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.

ACL on Loans. The Company maintains its ACL on loans at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Balance Sheet. The ACL is a valuation reserve established and maintained by charges against income. Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses that considers our historical loss experience, the weighted average expected lives of loans, current economic conditions and forecasts of future economic conditions. The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans. The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

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

ACL on Unfunded Loan Commitments. The Company estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The ACL on unfunded loan commitments is included in accounts payable and other liabilities in the Company’s Consolidated Balance Sheets and is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur, the amount of funding that will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

The following table sets forth activity in our allowance for credit losses on loans for the years indicated.

	September 30,
	2024	2023
	(Dollars in thousands)

Balance at beginning of year	$8,330	$8,433

Effect of adopting ASU 2016-13	(1,032)	—
Net charge-offs (recoveries):
One-to four-family residential	(68)	(4)
Commercial business	—	488
Total net charge-offs (recoveries)	(68)	484

Provision for credit losses	182	381
Balance at end of year	$7,548	$8,330

Ratios:
Net charge-offs (recoveries) to average loans outstanding	-0.01%	0.07%
Allowance for credit loss to total loans receivable	0.97%	1.10%

Allocation of ACL on Loans. The following table sets forth the ACL on loans allocated by loan category and the percent of the allowance to the total allowance at the dates indicated, as well as additional information with respect to net loan charge-offs by category. The ACL on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At of For the Year Ended September 30, 2024				At of For the Year Ended September 30, 2023
		% of		Net Charge-		% of		Net Charge-
		Loans	Net	off to Average		Loans	Net	off to Average
		to Total	Charge-off	Loans		to Total	Charge-off	Loans
	Amount	Loans	(Recovery)	Outstanding	Amount	Loans	(Recovery)	Outstanding
	(Dollars in thousands)

One-to four-family residential	$755	31.5%	$(1)	—%	$1,259	34.1%	$(3)	-%
Commercial real estate	5,334	59.1%	—	—%	5,277	55.8%	—	-%
Construction and land	624	2.9%	(65)	-0.3%	472	3.1%	—	-%
Home equity loans and lines of credit	30	3.2%	—	—%	207	2.4%	(1)	-%
Commercial business	805	3.1%	(2)	-0.01%	939	4.3%	488	1.5%
Other	—	0.3%	—	—%	2	0.3%	—	-%
Unallocated	—	—%	—	—%	174	—%	—	-%
Total allowance for credit losses	$7,548	100.0%	$(68)	0.0%	$8,330	100.0%	$484	0.1%

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

Portfolio Maturities and Yields. The maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The weighted average yield is determined using a yield calculated from the contractual interest rate adjusted for the amortization/accretion of premium/discount paid to purchase the security, if any, expected to be recognized during its average life. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

		More Than One	More Than Five
	One Year	Year Through	Years Through	More Than
September 30, 2024	or Less	Five Years	Ten Years	Ten Years

	Yield	Yield	Yield	Yield

Obligations of U.S. government agencies:
Mortgage backed securities - residential	—%	—%	—%	3.40%
Mortgage backed securities - commercial	—%	—%	5.82%	5.38%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	—%	4.22%	1.89%	1.84%
Debt securities	0.82%	1.99%	1.00%	—%
Private label mortgage-backed securities-residential	—%	—%	7.05%	—%
Obligations of U.S. states and political subdivisions	—%	1.59%	1.78%	—%
Corporate securities	—%	2.98%	9.00%	—%

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

Deposits. Our deposits are generated primarily from customers within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2024, we had $29.6 million in brokered deposits.

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

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2024			2023
			Weighted			Weighted
			Average			Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Demand accounts	$132,837	16.67%	0.00%	$188,550	24.96%	0.00%
Savings accounts	52,853	6.63%	0.63%	62,168	8.23%	0.54%
NOW accounts	146,744	18.42%	2.88%	115,182	15.25%	1.67%
Money market accounts	304,588	38.23%	2.45%	284,885	37.71%	3.01%
Certificates of deposit	146,674	18.41%	4.03%	92,725	12.27%	3.03%
Retirement accounts	12,978	1.63%	1.73%	11,943	1.58%	2.19%

Total deposits	$796,674	100.00%	2.28%	$755,453	100.00%	1.84%

At September 30, 2024 and 2023, the aggregate deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance, were $380.0 million and $429.9 million, respectively. The estimated amounts of deposits that were neither insured nor collateralized were $114.7 million and $109.3 million at September 30, 2024 and 2023, respectively. We had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the maturity of certificates of deposits with individual account balances exceeding $250 thousand at September 30, 2024.

	September 30,
	2024	2023
	(In thousands)
Maturity Period:
Three months or less	$5,060	$1,576
Over three through six months	9,672	3,234
Over six through twelve months	7,838	2,702
Over twelve months	4,159	8,989

Total	$26,729	$16,501

At September 30, 2024, $99.2 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Subsidiary Activities

The Company's only subsidiary is the Bank. The Bank holds three subsidiaries as described below.

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

Employees and Human Capital Resources

At September 30, 2024 we employed 91 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2024, 35% of our current staff had been with us for ten years or more.

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

Magyar Bancorp, Inc., as a bank holding company controlling Magyar Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), the rules and regulations of the Federal Reserve Bank (the “FRB”) under the BHCA the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”), and to the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Magyar Bank and Magyar Bancorp, Inc. are required to file reports with, and otherwise comply with the rules and regulations of the FRB and the Commissioner. Magyar Bancorp, Inc. is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

At September 30, 2024, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 14.75%, total capital to risk-based assets ratio was 15.85%, and Tier 1 capital to total assets leverage ratio was 11.11%. At September 30, 2023, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 14.97%, total capital to risk-based assets ratio was 16.22%, and Tier 1 capital to total assets leverage ratio was 11.11%.

Prompt Corrective Action. Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the applicable statute establishes five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Effective March 31, 2020, qualifying community banking organizations that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized.

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

As of September 30, 2024, Magyar Bank was in compliance with these requirements.

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

Deposit Insurance. The DIF of the FDIC insures deposits at Federal Deposit Insurance Corporation insured financial institutions such as Magyar Bank generally up to a maximum of $250 thousand per separately insured depositor.

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

Brokered Deposits.  Applicable law and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, upon application to and a waiver from the FDIC, “adequately capitalized.” Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. The FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are able to exempt from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits.

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

Community Reinvestment Act. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA.

In 2023, the FDIC, the FRB, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. We received an “Outstanding” CRA rating in our most recently completed federal examination, which was conducted by the FDIC in 2022.

The Bank Secrecy Act and USA PATRIOT Act. The Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) require Magyar Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime. Together, the BSA and USA PATRIOT Act require Magyar Bank to implement internal controls, conduct customer due diligence, maintain records, and file reports. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

Cyber Security. The federal banking agencies have adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Consumer Protection. Magyar Bank and Magyar Bancorp are subject to federal and state fair lending laws. The Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. In addition, Magyar Bank and Magyar Bancorp are subject to other federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services. Further, the Consumer Financial Protection Bureau has broad authority to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The failure to comply with these laws could result in enforcement actions by the federal banking agencies, as well as other federal regulatory agencies and the Department of Justice.

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

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any entities controlled by any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to member banks, which is comparable to the loans-to-one-borrower limit applicable to Magyar Bank’s loans. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25 thousand or 2.5% of the bank’s unimpaired capital and surplus, and in no event more than $100 thousand. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed the greater of $25 thousand or 5% of the bank’s unimpaired capital and surplus. Generally, loans to an insider’s related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance.

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

In connection with the mutual-to-stock conversion of Magyar Bancorp, MHC, “eligible account holders” and “supplemental eligible account holders” received an interest in liquidation accounts maintained by the Company and the Bank in an aggregate amount equal to (a) Magyar Bancorp, MHC’s ownership interest in the Company’s total stockholders’ equity as of the date of the latest Statement of Balance Sheet included in the offering prospectus for the conversion, plus (b) the value of the net assets of Magyar Bancorp, MHC as of the date of the latest Statement of Balance Sheet of Magyar Bancorp, MHC before the consummation of the conversion (excluding its ownership of the Company). The Company and the Bank hold the liquidation accounts for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain deposits in the Bank after the conversion. The liquidation accounts are intended to preserve for eligible account holders and supplemental eligible account holders who continue to maintain their deposit accounts with the Bank a liquidation interest in the residual net worth, if any, of the Bank (after the payment of all creditors, including depositors to the full extent of their deposit accounts) in the event of a liquidation of (a) the Company and the Bank or (b) the Bank .

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

ITEM 1A.	Risk Factors

Not required for smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 1C.	Cybersecurity

The Board of Directors and Information Security Officer are responsible for overseeing the Information Security Program. The Board of Directors receives reports from, and oversees, IT Risk Assessment, Cybersecurity Risk Assessment, Annual IT Program Status Report, Vendor Management Risk Assessment, and Internal Vulnerability Reports and current Cyber Events briefings. The Board of Directors also makes budgeting, procedure, and policy decisions designed and intended to improve the Company’s residual risk.

The Technology and Security Committee consists of the Company’s senior management, the IT Management, and business unit management. The primary function of the Technology and Security Committee is to perform Strategic Planning, discuss hardware and software replacement, new projects, current cybersecurity threats, and ongoing cybersecurity issues and threats. The IT Director provides an IT status report to the Board of Directors on a Monthly basis.

The Company has adopted an Incident Response Plan (the “Plan”) to monitor, detect, mitigate and remediate cybersecurity incidents. The Plan requires that business unit management have a working knowledge of the Company’s Information Security Program and Incident Response Policies. Pursuant to the Plan, the IT Director identifies information owners for sensitive customer information and creates an incident response team. Each Department Manager, upon notification of a potential unauthorized access, manipulation of data or theft of any item identified under the Gramm-Leach-Bliley Act (the “GLBA”) Inventory and Asset Classification, is responsible for further assessing the situation in order to document the suspected or actual breach, and forward the appropriate documentation to IT Management. The documentation of the suspected or actual incident includes the following:

(a) Identify the nature and scope of the incident;

(b) Identify the information systems affected;

(c) Identify the types of customer information potentially affected.

Once the Incident Response Team has determined that unauthorized access, manipulation of data or theft of any item identified under GLBA Inventory and Asset Classification has occurred, Executive Management, the Information Security Officer, the Compliance Officer and the Information Technology Management must be contacted immediately.

If theft of any item identified under GLBA Inventory and Asset Classification has occurred, and it cannot be determined what specific information was included on the Asset, the Asset is treated as if it contained sensitive customer information and Senior Management, the Information Security Officer, the Compliance Officer and Information Technology Management must be contacted immediately. If Management declares an incident or if there is a confirmed theft or loss of customer information, appropriate regulatory authorities, law enforcement, and legal counsel are notified.

During the fiscal year ended September 30, 2024, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

ITEM 2.	Properties

The following table provides certain information with respect to our offices as of September 30, 2024:

	Leased or	Original Year	Year of
Location	Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	—
New Brunswick, New Jersey, 08901

Full - Service Branches:
3050 State Route 27	Owned	1969	—
Kendall Park, New Jersey, 08824

596 Milltown Road	Leased	2002	2031
North Brunswick, New Jersey, 08902

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey, 08876

475 North Bridge Street	Leased	2010	2024
Bridgewater, New Jersey, 08807

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey, 08820

1199 Amboy Avenue	Leased	2017	2027
Edison, New Jersey, 08837

1990 Washington Valley Road	Leased	2024	2029
Martinsville, New Jersey, 08836

The net book value of our premises, land and equipment was approximately $12.5 million and $13.3 million at September 30, 2024 and 2023, respectively.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

In the ordinary course of business, we are a party to various legal actions which are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability as of September 30, 2024 is believed to be immaterial to our consolidated financial position, results of operations and cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Our shares of common stock are traded on the NASDAQ Stock Market LLC under the symbol “MGYR.” The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2024 was 575. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company declared five dividends totaling $0.26 per share paid to common shareholders during the year ended September 30, 2024. In the future, the Company intends to continue to pay a regular cash dividend. In determining whether and in what amount to pay a cash dividend, the Board will continue to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will continue to be paid or that, if paid, will not be reduced. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Business- Supervision and Regulation- New Jersey Banking Regulation-Dividends.”

Other than its employee stock ownership plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Company’s equity compensation plans.

	Number of securities to		Number of
	be issued upon exercise	Weighted	securities remaining
	of outstanding options	average exercise	available for
September 30, 2024	and rights	price*	issuance under plan

Stock options	293,200	$12.58	92,719
Shares of restricted stock	93,240	—	—
Total	386,440	$12.58	92,719

* Reflects exercise price of stock options only.

(b)	Not applicable.

(c)	Share repurchases.

On December 8, 2022, the Company announced an additional stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares. The Company had repurchased 296,736 shares at an average price of $11.92 per share through September 30, 2024, leaving 40,410 shares remaining available for repurchase. The Company’s intended use of the repurchased shares is for general corporate purposes. The timing of the repurchases will depend on certain factors including, but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

The following table reports information regarding repurchases of our common stock during the three months ended September 30, 2024.

			Remaining Number
	Total Number	Average	of Shares That
	of Shares	Price Paid	May be Purchased
Periods	Purchased	Per Share	Under the Plan
July 1, 2024 through July 31, 2024	98,388	$12.67	52,300
August 1, 2024 through August 31, 2024	7,550	$12.36	44,750
September 1, 2024 through September 30, 2024	4,340	$12.37	40,410

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a Delaware-chartered stock holding company whose most significant business activity is ownership of 100% of the common stock of Magyar Bank. Magyar Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, into one-to four-family residential mortgage loans, multi-family and commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and construction loans. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

During the year ended September 30, 2024, the Company’s total assets grew $44.6 million, or 4.9%, to $951.9 million compared with $907.3 million at September 30, 2023. The increase was attributable to an $82.8 million increase in net loans receivable, a $5.3 million increase in bank-owned life insurance, and a $3.4 million increase in other real estate owned. Offsetting these increases was a $46.9 million decrease in interest-earning deposits with banks.

Total deposits increased $41.2 million, or 5.5%, to $796.7 million and stockholders’ equity increased $5.8 million, or 5.5%, to $110.5 million during the year ended September 30, 2024.

The Company’s net income increased $74 thousand, or 1.0%, to $7.8 million during the year ended September 30, 2024 compared with net income of $7.7 million for the year ended September 30, 2023 from higher net interest income, lower provision for credit losses and higher other income, partially offset by higher income tax and other expenses.

Throughout fiscal 2025, we expect to continue increasing our commercial real estate and commercial business loans while managing non-interest expenses in an effort to increase profitability of the Company.

Our business operations are subject to risks and uncertainties that could materially affect our operating results. The extent of such impact will depend on future developments, which are highly uncertain. There continues to be various other risks and uncertainties that could impact the Company’s businesses and future results, such as changes to the U.S. economic condition, market interest rates, the Federal Reserve Board's monetary policy, other government policies, and actions of regulatory agencies.

Comparison of Financial Condition at September 30, 2024 and 2023

Total Assets. Total assets increased $44.6 million, or 4.9%, to $951.9 million during the year ended September 30, 2024 compared with $907.3 million at September 30, 2023. The increase was attributable to higher loans receivable, bank-owned life insurance and other real estate owned. Partially offsetting these increases were lower interest-earning deposits with banks, as we used cash and cash equivalents to fund loan growth.

Loans Receivable. Total loans receivable increased $83.0 million, or 11.9%, to $781.2 million at September 30, 2024 from $698.2 million at September 30, 2023. The growth occurred in commercial real estate loans, which increased $72.2 million, or 18.6%, to $461.3 million, in one-to four-family residential mortgage loans (including home equity lines of credit), which increased $16.3 million, or 6.4%, to $270.9 million, and in construction and land loans, which increased $869 thousand, or 4.0%, to $22.7 million. Offsetting these increases were declines in commercial business loans, which decreased $6.2 million, or 20.5%, to $24.0 million and in other consumer loans, which decreased $124 thousand, or 5.3%, to $2.2 million.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of September 30, 2024:

	September 30
	2024
	Amount	Percent
	(In thousands)
Owner-occupied
Retail	$41,718	9.0%
Hotel/Motel	42,438	9.2%
Professional	35,341	7.7%
Office	10,934	2.4%
Restaurant	18,743	4.1%
Other	28,243	6.1%
Total owner-occupied	$177,417	38.5%

Non-owner occupied
Retail	$84,435	18.3%
Multi-family	86,676	18.8%
Professional	18,972	4.1%
Office	39,064	8.5%
Restaurant	8,060	1.7%
Hotel/Motel	2,566	0.6%
Other	44,129	9.6%
Total non-owner occupied	$283,902	61.5%
Total commercial real estate loans	$461,319	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons including, but not limited to, payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at September 30, 2024:

	Number of
LTV range	Loans	Amount
	(Dollars in thousands)
0%-25.0%	114	$45,522
25.01%-50.0%	120	111,699
50.01%-60.0%	71	123,684
60.01%-70.0%	94	118,379
70.01%-75.0%	32	47,611
75.01%-80.0%	7	13,188
> 80.0%	1	1,236
Totals	439	$461,319

As of September 30, 2024 and 2023, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital were estimated at approximately 270% and 262%, respectively. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Our asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of September 30, 2024 and 2023, we had $116 thousand and $2.2 million of non-performing commercial real estate loans, respectively. Such amounts totaled 0.03% and 0.60% of total commercial real estate loans as of September 30, 2024 and 2023, respectively.

In 2024, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, held-to-maturity debt securities, and unfunded commitments. On October 1, 2023, the Company recorded a cumulative effect increase to retained earnings of $354 thousand, net of tax, which consisted of a $743 thousand reduction related to loans, and a $389 thousand increase related to unfunded commitments. There were no such charges for investment securities held by the Company at the date of adoption.

Investment Securities. Investment securities decreased $528 thousand, or 0.6%, to $95.4 million at September 30, 2024 from $96.0 million at September 30, 2023.

Securities available-for-sale increased $5.5 million, or 54.2%, to $15.6 million at September 30, 2024 from $10.1 million at September 30, 2023. The increase was attributable to purchases totaling $6.0 million, unrealized gain of $834 thousand partially offset by principal repayments totaling $1.3 million.

Securities held-to-maturity decreased $6.0 million, or 7.0%, to $79.8 million at September 30, 2024 from $85.8 million at September 30, 2023. The decrease was the attributable to principal repayments totaling $12.5 million and partially offset by purchases totaling $6.5 million.

Bank-Owned Life Insurance. The cash surrender value of life insurance held for directors and executive officers of Magyar Bank increased $5.3 million, or 29.5%, to $23.3 million at September 30, 2024 from $18.0 million at September 30, 2023.

In addition to a $433 thousand increase in the cash surrender value of policies, the Company purchased new life insurance policies on directors and executive officers of the Bank totaling $6.6 million and redeemed policies totaling $1.7 million during the twelve months ended September 30, 2024. The Company was in the process of restructuring $7.9 million of its BOLI portfolio at September 30, 2024 that is expected to increase the crediting rate on the restructured BOLI policies from 2.24% (3.20% tax-equivalent yield) to 4.93% (7.04% tax-equivalent yield). The surrender of BOLI policies also impacted income tax expense during the year ended September 30, 2024 as discussed below.

Other Real Estate Owned. Other real estate owned increased $3.4 million to $3.7 million for the year ended September 30, 2024. The Company acquired four properties totaling $4.4 million and sold two properties totaling $1.0 million during the year ended September 30, 2024. Of the three remaining properties owned at September 30, 2024, two totaling $3.3 million were under contract of sale.

Deposits. Total deposits increased $41.2 million, or 5.5%, during the year ended September 30, 2024. The growth in deposits occurred in certificates of deposit (including individual retirement accounts) which increased $55.0 million, or 52.5%, to $159.7 million, in interest-bearing checking account balances, which increased $31.6 million, or 27.4% to $146.7 million, and in money market account balances, which increased $19.7 million, or 6.9%, to $304.6 million. Offsetting these increases were declines in non-interest checking account balances, which decreased $55.7 million, or 29.6%, to $132.8 million and in savings account balances, which decreased $9.3 million, or 15.0%, to $52.9 million. Customers sought higher-yielding deposit products during a period of increased interest rates.

Included in the Company’s deposits were $249.9 million in municipal deposits at September 30, 2024, which represented 29.1% of total deposits. Under current State of New Jersey legislation, municipal deposits exceeding 70% of the Bank’s capital must be collateralized. Magyar Bank was in compliance with the State’s requirements at September 30, 2024.

The Company’s deposit strategy in 2024 focused on retaining deposits and managing the overall cost of its interest-bearing liabilities during a period with an inverted yield curve. In addition, the Company opened its eighth retail branch office in Martinsville, New Jersey in October 2024.

Borrowed Funds. Borrowings decreased $947 thousand, or 3.2%, to $28.6 million at September 30, 2024 compared with $29.5 million at September 30, 2023.

Stockholders’ Equity. Stockholders’ equity increased $5.7 million, or 5.5%, to $110.5 million at September 30, 2024 from $104.8 million at September 30, 2023. The increase was attributable to the Company’s net income from operations totaling $7.8 million, partially offset by $1.7 million in dividends paid and $2.4 million in share repurchases. In addition, other comprehensive income, stock-based compensation expense and the effect of adopting ASU 2016-13 increased the

Company’s equity by $2.1 million. The Company’s book value per share increased to $16.98 at September 30, 2024 from $15.70 at September 30, 2023.

Comparison of Operating Results for the Years Ended September 30, 2024 and 2023

Net Income. The Company’s net income increased $74 thousand, or 1.0%, to $7.8 million during the year ended September 30, 2024 compared with $7.7 million for the year ended September 30, 2023 from higher net interest income, lower provision for credit losses and higher other income, partially offset by higher income tax and other expenses. Earnings per share increased to $1.23 for the year ended September 30, 2024 from $1.20 for the year ended September 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income increased $240 thousand, or 0.9%, to $28.0 million during the year ended September 30, 2024 compared to $27.7 million for the year ended September 30, 2023.

The Company’s net interest margin decreased 36 basis points to 3.14% for the year ended September 30, 2024 from 3.50% for the year ended September 30, 2023. Growth in the Company’s average interest-earning assets more than offset margin compression between periods due to market interest rate levels and the prolonged inversion to the yield curve.

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2024 and 2023. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields. Interest income on loans includes loan fees, but such amounts were not material for the years ended September 30, 2024 or 2023.

	Years Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$58,557	$3,037	5.19%	$22,616	$1,040	4.60%
Loans receivable, net (1)	734,402	43,107	5.87%	668,870	35,229	5.27%
Securities
Taxable	92,147	2,149	2.33%	94,519	1,602	1.69%
Tax-exempt (2)	3,370	73	2.17%	3,370	73	2.17%
FHLBNY stock	2,306	220	9.52%	2,020	139	6.89%
Total interest-earning assets	890,782	48,586	5.45%	791,395	38,083	4.81%
Noninterest-earning assets	49,938			48,514
Total assets	$940,720			$839,909

Interest-bearing liabilities:
Savings accounts (3)	$57,147	$352	0.62%	$71,148	$342	0.48%
NOW accounts (4)	441,853	14,700	3.33%	340,126	7,332	2.16%
Time deposits (5)	130,061	4,673	3.59%	90,385	1,814	2.01%
Total interest-bearing deposits	629,061	19,725	3.14%	501,659	9,488	1.89%
Borrowings	28,871	872	3.02%	25,604	846	3.31%
Total interest-bearing liabilities	657,932	20,597	3.13%	527,263	10,334	1.96%
Noninterest-bearing liabilities	170,923			207,255
Total liabilities	828,855			734,518
Retained earnings	111,865			105,391
Total liabilities and retained earnings	$940,720			$839,909

Tax-equivalent basis adjustment		(15)			(15)
Net interest and dividend income		$27,974			$27,734
Interest rate spread			2.32%			2.85%
Net interest-earning assets	$232,850			$264,132
Net interest margin (6)			3.14%			3.50%
Average interest-earning assets to
average interest-bearing liabilities	135.39%			150.09%

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

	September 30,
	2024 vs. 2023
	Increase (decrease) due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$1,848	$149	$1,997
Loans	3,644	4,234	7,878
Securities
Taxable	(41)	588	547
Tax-exempt (1)	—	—	—
FHLBNY stock	22	59	81
Total interest-earning assets	5,472	5,031	10,503

Interest-bearing liabilities:
Savings accounts (2)	(76)	86	10
NOW accounts (3)	2,620	4,748	7,368
Time deposits (4)	1,024	1,835	2,859
Total interest-bearing deposits	3,568	6,669	10,237
Borrowings	103	(77)	26
Total interest-bearing liabilities	3,672	6,591	10,263
Increase (decrease) in tax equivalent
net interest income	$1,801	$(1,561)	$240
Change in tax-equivalent basis adjustment			—
Increase in net interest income			$240

(1) Calculated using the Company's 21% federal tax rate.
(2) Includes passbook savings, money market passbook and club accounts.
(3) Includes interest-bearing checking and money market accounts.
(4) Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $10.5 million, or 27.6%, to $48.6 million for the year ended September 30, 2024 from $38.1 million for the year ended September 30, 2023. The average balance of interest-earnings assets between the two periods increased $99.4 million, or 12.6%, to $890.8 million from $791.4 million, while the yield on such assets increased 64 basis point to 5.45% for the year ended September 30, 2024 from 4.81% for the year ended September 30, 2023.

Interest income on loans increased $7.9 million, or 22.4%, to $43.1 million for the year ended September 30, 2024 from $35.2 million for the year ended September 30, 2023, while the average balance of loans increased $65.5 million, or 9.8%, to $734.4 million from $668.9 million. The average yield on such loans increased 60 basis points to 5.87% at September 30, 2024 from 5.27% for the year ended September 30, 2023 from higher market interest rates.

Interest earned on investment securities, including interest earned on deposits but excluding FHLBNY stock, increased $2.5 million, or 94.3%, to $5.2 million for the year ended September 30, 2024 from $2.7 million for the year ended

2023. The increase was attributable to a 116 basis point increase in the average yield on investment securities and interest earned on deposits to 3.41% from 2.25%, and $33.6 million increase in the average balance of investment securities and interest earning deposits to $154.1 million from $120.5 million during the year ended September 30, 2023.

Interest Expense. Interest expense increased $10.3 million, or 99.3%, to $20.6 million for the year ended September 30, 2024 from $10.3 million for the year ended September 30, 2023. The average balance of interest-bearing liabilities increased $130.7 million, or 24.8%, to $657.9 million from $527.3 million between the two periods while the average cost on such interest-bearing liabilities increased 117 basis points to 3.13% for the year ended September 30, 2024 from 1.96% for the year ended September 30, 2023. Higher market interest rates were primarily responsible for the increase in the cost of the Company’s interest-bearing liabilities for the year ended September 30, 2024.

The average balance of interest-bearing deposits increased $127.4 million, or 25.4%, to $629.1 million for the year ended September 30, 2024 from $501.7 million for the year ended September 30, 2023 while the average cost on such interest-bearing deposits increased 125 basis points to 3.14% from 1.89%. Average expense on interest-bearing deposits increased $10.2 million, or 107.9%, to 19.7 million at September 30, 2024 compared with $9.5 million at September 30, 2023.

Interest expense on advances increased $26 thousand, or 3.1%, to $872 thousand for the year ended September 30, 2024 from $846 thousand for the year ended September 30, 2023. The average cost of borrowings decreased 29 basis points to 3.02% for the year ended September 30, 2024 from 3.31% for the year ended September 30, 2023 while the average balance of those borrowings increased $3.3 million to $28.9 million for the year ended September 30, 2024 from $25.6 million the prior year.

Provision for Credit Losses. The provision for credit losses decreased $291 thousand, or 76.4%, to $90 thousand for the year ended September 30, 2024 compared to $381 thousand for the year ended September 30, 2023. During the year ended September 30, 2024, the Company recorded $69 thousand in net loan recoveries compared with $484 thousand in net charge-offs for the year ended September 30, 2023. In addition to lower net charge-offs, the provision for credit losses on loans decreased in amount and as a percentage of gross loans during the year from higher balances of lower risk loans and lower balances of higher risk loans in addition to lower adjustments to the historical loss for all loan categories for improving economic conditions.

Other Income. Other income increased $931 thousand, or 34.7%, to $3.6 million during the year ended September 30, 2024 compared with $2.7 million the year ended September 30, 2023. The Company’s gains on other real estate, SBA loans and premises were $1.3 million, $599 thousand and $60 thousand, respectively, during the year ended September 30, 2024 compared with $0, $565 thousand and $9 thousand, respectively, during the year ended September 30, 2023. In addition, service charges decreased $457 thousand to $1.1 million during the year ended September 30, 2024 compared with $1.6 million for the year ended September 30, 2023 from lower commercial loan prepayment fees.

Other Expenses. Other expenses increased $1.1 million, or 5.7%, to $20.4 million during the year ended September 30, 2024 compared to $19.3 million for the year ended September 30, 2023 due primarily to higher compensation benefit expenses, which increased $689 thousand, or 6.2%, to $11.8 million for the year ended September 30, 2024 from $11.1 million for the year ended September 30, 2023. The increase was due to fewer open positions between the two years and the additions of a commercial lender and a commercial credit analyst, as well as annual merit increases.

Other expenses increased $202 thousand, or 9.4%, from higher recruitment costs, loan origination and servicing costs and operating expenses. In addition, deposit insurance premiums increased $81 thousand, or 23.8%, to $421 thousand from deposit growth and higher insurance assessment rates implemented by the FDIC for all insured institutions effective January 1, 2023.

Income Tax Expense. Income tax expense increased $285 thousand, or 9.4%, to $3.3 million for the year ended September 30, 2024 from $3.0 million for the year ended September 30, 2023. The increase was attributable to higher pre-tax income and a $456 thousand expense for taxable gains on surrendered bank-owned life insurance policies during the year ended September 30, 2024. The Company’s effective income tax rate was 29.9% for the year ended September 30, 2024 and 28.2% for the year ended September 30, 2023.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2024, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Change in		Estimated Increase			Estimated Increase
Interest rates	Estimated	(Decrease) in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)

+200	$26,550	$(2,283)	-7.92%	$30,140	$(870)	-2.81%
Unchanged	28,833	—	—	31,010	—	—
-200	30,583	1,750	6.07%	30,847	(163)	-0.53%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, FHLBNY borrowings and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% of assets or greater. The liquidity ratio is calculated by determining the sum of the difference between liquid assets (cash and unpledged investment securities) and short-term liabilities (estimated 30-day deposit outflows), plus our borrowing capacity from the FHLBNY and dividing the sum by total assets. At September 30, 2024, our liquidity ratio was 7.6% of assets.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short-and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled

$25.6 million compared with $72.5 million at September 30, 2023. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $15.6 million at September 30, 2024 compared with $10.1 million at September 30, 2023. At September 30, 2024, we also had the ability to borrow $272.3 million from the FHLBNY compared with $230.1 million at September 30 2023. At September 30, 2024, we had an aggregate of $28.6 million in advances outstanding and $120.0 million in municipal letters of credit outstanding with the FHLBNY leaving $164.9 million as our remaining borrowing capacity. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated Statements of Cash Flows included in our consolidated Financial Statements.

At September 30, 2024, we had $28.6 million in loan origination commitments outstanding. In addition to commitments to originate loans, we had $88.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2024 totaled $99.2 million, or 12.45% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2025. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. We originated $161.1 million in loans and purchased $12.5 million of investment securities during the year ended September 30, 2024. Comparatively, we originated $188.5 million in loans and purchased $6.6 million of investment securities during the year ended September 30, 2023.

Financing activities consist primarily of activity in deposit accounts and FHLBNY advances. We experienced a net increase in total deposits of $41.2 million, or 5.46%, to $796.7 million for the year ended September 30, 2024 compared with a net increase in total deposits of $87.7 million, or 13.1%, to $755.5 million for the year ended September 30, 2023. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY, which provide an additional source of funds. FHLBNY advances totaled $28.6 million and $29.5 million at September 30, 2024 and 2023, respectively. FHLBNY advances have primarily been used to fund loan demand.

In addition to borrowings, the Bank has the ability to raise deposits on the brokered market or through deposit listing services. At September 30, 2024, the Bank held $29.6 million in brokered deposits and $20.0 million from deposit listing services.

Magyar Bank is subject to various regulatory capital requirements, (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2024, Magyar Bank’s Tier 1 capital as a percentage of the Bank’s average assets was 11.11% and the total qualifying capital as a percentage of risk-weighted assets was 15.85%.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. For additional information, see Note O, “Commitments,” and Note P “Financial Instruments with Off-Balance-Sheet Risk” to our consolidated financial statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note B - Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements. As disclosed in Note B, the preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Allowance for Credit Losses.

The allowance for credit losses is the amount estimated by management as necessary to cover expected credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for credit losses which is charged against income. In determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical. Due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses, the methodology for determining the allowance for credit losses is considered a critical accounting policy by management.

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

Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as impaired through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis. However, the Bank’s Federal and State regulators generally require that the specific reserve against impaired collateral-dependent loans be charged-off, reducing the carrying balance of the loan and allowance for loan loss. The general component is determined by segregating the remaining loans into homogenous categories. We analyze the historical loss experience of each category, delinquency trends, general economic conditions and geographic and industry concentrations in establishing the general portion of the reserve. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for credit losses.

The process of determining the level of the allowance for credit losses requires a high degree of judgment. To the extent actual outcomes differ from our estimates, additional provision for credit and lease losses may be required that would reduce future earnings.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

Table of Contents

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Magyar Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2024 and 2023; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for credit losses effective October 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

Description of the Matter

The Company’s loan portfolio totaled $780.2 million as of September 30, 2024, and the associated ACL was $7.5 million. As discussed in Notes B and E to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses. The ACL calculation is based on an average charge-off model, to identify a baseline expected loss reserve, which is then adjusted for certain qualitative conditions. Management applies these qualitative adjustments to the baseline reserve, to reflect changes in the environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

We identified these qualitative adjustments within the ACL as a critical audit matter because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments are highly subjective.

How we addressed the matter in our audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the accuracy of inputs into significant factor adjustments.

●	Testing the completeness and accuracy of the significant data points that management uses in their evaluation of significant qualitative adjustments.

●	Testing the accuracy of other significant inputs into the calculation including loan balances, historical charge-off and recovery data, and expected loan terms.

●	Evaluating the directional consistency and magnitude of management’s conclusions regarding basis points applied (whether positive or negative), based on the trends identified in the underlying data.

●	Testing the clerical accuracy of the application of the qualitative adjustments to the loan segments within the ACL calculation.

We have served as the Company’s auditor since 2023.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 19, 2024

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30,
	2024	2023

Assets
Cash and due from banks	$1,577	$3,179
Interest earning deposits with banks	24,019	69,353
Total cash and cash equivalents	25,596	72,532

Investment securities - available for sale, at fair value	15,616	10,125
Investment securities - held to maturity, at amortized cost (fair value of $72,617 and $73,728 at September 30, 2024 and 2023, respectively)	79,816	85,835
Federal Home Loan Bank of New York stock, at cost	2,349	2,286
Loans receivable	780,162	697,400
Allowance for credit losses-loans	(7,548)	(8,330)
Bank owned life insurance	23,342	18,030
Accrued interest receivable	5,056	4,337
Premises and equipment, net	12,545	13,339
Other real estate owned ("OREO")	3,725	328
Other assets	11,259	11,410

Total assets	$951,918	$907,292

Liabilities and Stockholders' Equity
Liabilities
Deposits	$796,674	$755,453
Escrowed funds	4,310	3,494
Borrowings	28,568	29,515
Accrued interest payable	891	443
Accounts payable and other liabilities	10,927	13,597

Total liabilities	841,370	802,502

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at September 30, 2024 and 2023, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,509,358 and 6,674,184 shares outstanding at September 30, 2024 and 2023, respectively, at cost	71	71
Additional paid-in capital	63,085	62,801
Treasury stock: 588,467 and 423,641 shares at September 30, 2024 and 2023, respectively, at cost	(7,364)	(5,362)
Unearned Employee Stock Ownership Plan shares	(2,972)	(3,097)
Retained earnings	58,644	52,166
Accumulated other comprehensive loss	(916)	(1,789)

Total stockholders' equity	110,548	104,790

Total liabilities and stockholders' equity	$951,918	$907,292

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Years Ended
	September 30,
	2024	2023

Interest and dividend income
Loans, including fees	$43,106	$35,229
Investment securities and interest earning deposits
Taxable	5,187	2,642
Tax-exempt	58	58
Federal Home Loan Bank of New York stock	220	139
Total interest and dividend income	48,571	38,068

Interest expense
Deposits	19,725	9,488
Borrowings	872	846
Total interest expense	20,597	10,334
Net interest and dividend income	27,974	27,734

Provision for credit losses-loans	182	381
Recovery of credit losses-unfunded commitments	(92)	—
Total provision for credit losses	90	381
Net interest and dividend income after
provision for credit losses	27,884	27,353

Other income
Service charges	1,135	1,592
Income on bank owned life insurance	433	370
Interest rate swap fees	—	57
Other operating income	81	89
Gains on premises and equipment	60	9
Gains on SBA loans	599	565
Gains on OREO	1,305	—
Total other income	3,613	2,682

Other expenses
Compensation and employee benefits	11,823	11,134
Occupancy expenses	3,275	3,187
Professional fees	794	755
Director fees and benefits	789	784
Data processing expenses	542	579
Marketing and business development	402	366
FDIC deposit insurance premiums	421	340
Other expenses	2,351	2,149
Total other expenses	20,397	19,294
Income before income tax expense	11,100	10,741
Income tax expense	3,317	3,032
Net income	$7,783	7,709

Earnings per share - basic	$1.23	$1.20
Earnings per share - diluted	$1.23	$1.20
Weighted average shares outstanding - basic	6,341,610	6,424,796
Weighted average shares outstanding - diluted	6,341,610	6,424,796

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended
	September 30,
	2024	2023

Net income	$7,783	$7,709
Other comprehensive income
Unrealized gain (loss) on securities available for sale	834	(47)
Defined benefit pension plan gain	350	516
Other comprehensive income, before tax	1,184	469
Deferred income tax effect	(311)	(144)
Total other comprehensive income	$873	$325
Total comprehensive income	$8,656	$8,034

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Years Ended September 30, 2024 and 2023

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2022	6,745,128	$71	$63,734	$(5,793)	$(3,169)	$45,773	$(2,114)	$98,502
Net income	—	—	—	—	—	7,709	—	7,709
Dividends paid on common stock ($0.20 per share)	—	—	—	—	—	(1,315)	—	(1,315)
Other comprehensive income	—	—	—	—	—	—	325	325
Treasury stock used for restricted stock plan	32,080	—	(405)	406	—	(1)	—	—
ESOP shares allocated	—	—	50	—	72	—	—	122
Retirement of 112,996 treasury shares	—	—	(1,242)	1,242	—	—	—	—
Purchase of treasury stock	(103,024)	—	—	(1,217)	—	—	—	(1,217)
Stock-based compensation expense	—	—	664	—	—	—	—	664
Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790
Net income	—	—	—	—	—	7,783	—	7,783
Dividends paid on common stock ($0.26 per share)	—	—	—	—	—	(1,679)	—	(1,679)
Effect of adopting ASU 2016-13	—	—	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	—	—	873	873
Treasury stock used for restricted stock plan	31,080	—	(392)	372	—	20	—	—
ESOP shares allocated	—	—	30	—	125	—	—	155
Purchase of treasury stock	(195,906)	—	—	(2,374)	—	—	—	(2,374)
Stock-based compensation expense	—	—	646	—	—	—	—	646
Balance, September 30, 2024	6,509,358	$71	$63,085	$(7,364)	$(2,972)	$58,644	$(916)	$110,548

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	September 30,
	2024	2023

Operating activities
Net income	$7,783	$7,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	890	840
Premium amortization on investment securities, net	63	137
Provision for credit losses	90	381
Originations of SBA loans held for sale	(6,446)	(6,494)
Proceeds from the sales of SBA loans	7,045	7,059
Gains on sale of SBA loans	(599)	(565)
Gains on other real estate owned	(1,305)	—
Gains on the sale of premises and equipment	(60)	(9)
ESOP compensation expense	155	122
Stock-based compensation expense	646	664
Deferred income tax expense (benefit)	33	(615)
Increase in accrued interest receivable	(719)	(859)
Income on bank owned life insurance	(433)	(370)
Decrease (increase) in other assets	1,397	(795)
Increase in accrued interest payable	448	358
(Decrease) increase in accounts payable and other liabilities	(2,670)	921
Net cash provided by operating activities	6,318	8,484

Investing activities
Net increase in loans receivable	(86,668)	(56,258)
Purchases of loans receivable	(1,000)	(13,350)
Purchases of investment securities held-to-maturity	(6,528)	(4,587)
Purchases of investment securities available-for-sale	(5,953)	(1,965)
Principal repayments on investment securities held-to-maturity	12,487	10,313
Principal repayments on investment securities available-for-sale	1,293	970
Purchase of bank owned life insurance	(6,550)	—
Redemption of bank owned life insurance	1,672	—
Purchases of premises and equipment, net	(812)	(309)
Proceeds from the sale of premises and equipments	776	19
Investment in other real estate owned	—	(47)
Proceeds from the sale of other real estate owned	1,056	—
Purchase of Federal Home Loan Bank stock	(286)	(5,820)
Redemption of Federal Home Loan Bank stock	222	4,981
Net cash used in investing activities	(90,291)	(66,053)
Financing activities
Net increase in deposits	41,221	87,720
Net increase in escrowed funds	816	87
Proceeds from long-term advances	3,437	18,631
Repayments of long-term advances	(4,384)	(4,741)
Cash dividends paid on common stock	(1,679)	(1,315)
Purchase of treasury stock	(2,374)	(1,217)
Net cash provided by financing activities	37,037	99,165
Net (decrease) increase in cash and cash equivalents	(46,936)	41,596
Cash and cash equivalents, beginning of year	72,532	30,936

Cash and cash equivalents, end of year	$25,596	$72,532

Supplemental disclosures of cash flow information
Cash paid for
Interest	$20,148	$9,977
Income taxes	$2,870	$3,255
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$4,388	$—
Adoption of ASU 2016-13	$354	$—
Change in fair value of swap asset/liability	$(1,173)	$92

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE A - ORGANIZATION

The Company is a Delaware-chartered bank holding company. The Company owns 100% of the outstanding common stock of Magyar Bank (the “Bank”), a New Jersey-chartered stock savings bank. The Bank offers consumer and commercial banking services to individuals, businesses, and nonprofit organizations throughout the central New Jersey area through its administrative office in New Brunswick, New Jersey and seven full-service branch offices in Middlesex and Somerset Counties in New Jersey. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the New Jersey Department of Banking and Insurance (“NJDBI”).

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

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses and the deferred tax asset. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

2. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, time deposits with original maturities less than three months and overnight deposits.

3. Investment Securities and Allowance for Credit Losses

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

Allowance for Credit Losses on Held-to-Maturity Securities

The Company accounts for its held-to-maturity securities in accordance with Accounting Standards Codification 326-20, Financial Instruments – Credit Loss – Measured at Amortized Cost, which requires that the Company measure expected credit losses on held-to-maturity securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current economic conditions and reasonable and supportable forecasts.

The Company classifies its held-to-maturity debt securities into the following major security types: obligations of U.S. government agencies, obligations of U.S. government-sponsored enterprises, private label mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience of no losses, the Company determined that the expected credit losses on its held-to-maturity portfolio is not significant.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Accrued interest receivable on held-to-maturity securities totaled $225 thousand as of September 30, 2024 and is included within accrued interest receivable on the Company’s Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Generally, held-to-maturity securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

Allowance for Credit Losses on Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale securities when the Bank intends to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the amortized cost basis of the security is written down to fair value through income. For available-for-sale securities that do not meet the previously mentioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit loss on available-for-sale securities is included within the recorded balance of securities available-for-sale on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale securities totaled $162 thousand as of September 30, 2024 and is included within accrued interest receivable on the Company’s Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Generally, available-for-sale securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

5. Loans and Allowance for Credit Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, adjusted for net deferred loan fees and costs, and reduced by an allowance for credit losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for credit losses is established through a provision for possible loan losses charged to operations. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

Allowance for Credit Losses on Loans

The Company maintains its allowance for credit loss on loans (“ACL”) at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Balance Sheet. The Company established its allowance in accordance with the guidance included in Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”). The ACL is a valuation reserve established and maintained by charges against income. Loans, or portions thereof, are charged-off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses that considers our historical loss experience, the weighted average expected lives of loans, current economic conditions and forecasts of future economic conditions. The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans. The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

Historical credit loss experience is the basis for the estimate of expected credit losses. We apply our historical loss rates to pools of loans with similar risk characteristics using the Weighted-Average Remaining Maturity (“WARM”) method. The remaining contractual life of the pools of loans with similar risk characteristics is adjusted by expected scheduled payments and prepayments. After consideration of the historical loss calculation, management applies qualitative adjustments to reflect qualitative changes not already reflected in the historical loss information. Our reasonable and supportable forecast adjustment is based on a regional economic indicator obtained from the United States Government Publishing Office. The Company selected eight qualitative metrics which were correlated with the Bank and its peer group’s historical loss patterns. The eight qualitative metrics include: changes in lending policies and procedures, changes in national and local economic conditions as well as business conditions, changes in the nature, complexity, and volume of the portfolio, changes in the experience, ability, and depth of lenders and lending management, changes in the volume and severity of past due and classified loans, changes in the value of collateral securing loans, changes in or the existence of credit concentrations, and changes in the legal and/or regulatory landscape. The adjustments are weighted for relevance before applying to each pool of loans. Each quarter, management reviews the recommended adjustment factors and applies any additional adjustments based on current conditions.

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

The Company has elected to exclude $4.6 million of accrued interest receivable on loans as of September 30, 2024 from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. Accrued interest on loans is reported in the accrued interest receivable line on the Consolidated Statements of Balance Sheet.

Allowance for Credit Losses on Unfunded Loan Commitments

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2024 and 2023.

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

Revenue from contracts with customers included in service charges was $1.1 million and $1.6 million for the years ended September 30, 2024 and 2023, respectively.  Revenue from contracts with customers included in other operating income was $81 thousand and $89 thousand for the years ended September 30, 2024 and 2023, respectively.

For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third-party service provider as services are rendered.

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

The Company accounts for gains on sales of other real estate owned under ASC Topic 606 Revenue from Contracts with Customers, which uses a principles based methodology. As it pertains to the criteria for determining how a contract

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

should be accounted for under the new guidance, judgment is required in evaluating if: (a) a commitment on the buyer’s part exists; (b) collection is probable in circumstances where the initial investment is minimal; and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance.

Operating expenses of holding real estate, net of related income, are charged against income as incurred. Losses on the disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

9. Pension and Postretirement Plans

The Company sponsors a qualified defined benefit pension plan and a supplemental executive retirement plan (“SERP”). The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. This involves extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (a) affect the level of plan funding; (b) cause volatility in the net periodic pension cost; and (c) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plan could have an adverse impact on our cash flow. Changes in the key actuarial assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and other postretirement benefit plan. See Note L, “Pension Plan,” and Note M, “Non-Qualified Compensation Plan” for information on these plans and the assumptions used.

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

At September 30, 2024 and 2023, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No interest and penalties were recorded during the years ended September 30, 2024 and 2023. The tax years subject to examination by the taxing authorities are the years ended September 30, 2019 and forward.

11. Advertising Costs

The Company expenses advertising costs as incurred.

12. Earnings Per Share (“EPS”)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

The following table presents a calculation of basic and diluted earnings per share (“EPS”) for the years ended September 30, 2024 and 2023. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	Years Ended
	September 30,
	2024	2023
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$7,783	$7,709

Weighted average shares outstanding - basic	6,341,610	6,424,796
Potential diliutive common stock equivalents	—	—
Weighted average shares outstanding - diluted	6,341,610	6,424,796

Earnings per share - basic	$1.23	$1.20
Earnings per share - diluted	$1.23	$1.20

All options were anti-dilutive at September 30, 2024 and 2023.

13. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income, as well as the related income tax effects, for the years ended September 30, 2024 and 2023 were as follows:

	September 30,
	2024			2023
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$834	$(205)	$629	$(47)	$12	$(35)
Defined benefit pension plan	297	(91)	206	394	(122)	272
Total unrealized holding gain arising during period	1,131	(296)	835	347	(110)	237
Reclassification of pension costs	53	(15)	38	122	(34)	88
Other comprehensive income, net	$1,184	$(311)	$873	$469	$(144)	$325

(a)	All amounts are net of tax. Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments and 28% for pension plan.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Details about the reclassification of accumulated other comprehensive loss components and the affected line item in the Consolidated Statements of Income for the years ended September 30, 2024 and 2023 were as follows:

	Amount Reclassified From
	Accumulated Other Comprehensive		Affected Line Item in the Consolidated
	Loss For the Year Ended September 30,		Statements of Income
	2024	2023
	(In thousands)
Defined benefit pension plan (1)
Amortization of net gain and prior service costs	$53	$122	Other expenses
Related income tax benefit	(15)	(34)	Income taxes
Net effect on accumulated other comprehensive loss	38	88
Total reclassification	$38	$88

(1) For additional details related to the defined benefit pension plan, see Note L- Pension Plan.

The components of accumulated other comprehensive loss at September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023
	(In thousands)

Available-for-sale investments, net of tax	$(853)	$(1,481)
Defined benefit pension plan, net of tax	(63)	(308)
Total accumulated other comprehensive loss	$(916)	$(1,789)

14. Bank-Owned Life Insurance

The Company has purchased Bank-Owned Life Insurance (“BOLI”) policies. BOLI involves the purchasing of life insurance by the Company on directors and officers of the Bank. The proceeds are used to help defray the costs of non-qualified compensation plans. The Company is the owner and beneficiary of the policies. BOLI is recorded on the Consolidated Balance Sheets at its cash surrender value and changes in the cash surrender value are recorded in other income in the Consolidated Statements of Income.

15. Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit. Such financial instruments are recorded when they are funded. The Company does not engage in the use of derivative financial instruments. See Note P, “Financial Instruments With Off-Balance Risk.”

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

September 30, 2024 and 2023

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted ASU 2016-13 on October 1, 2023 using the modified retrospective approach. Results and disclosures for reporting periods beginning after October 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The impact of the change from the incurred loss model to the current expected credit loss model using ACL is included in the following table:

	October 1, 2023
		Adoption
	Pre-adoption	Impact	As Reported
	(In thousands)
Assets
ACL on debt securities held-to-maturity	$—	$—	$—
ACL on loans
One-to-four family residential	1,259	7	1,266
Commercial real estate	5,277	(589)	4,688
Construction and land	472	(55)	417
Home equity loans and lines of credit	207	(87)	120
Commercial business	939	(133)	806
Other	176	(175)	1

Liabilities
ACL on unfunded commitments	—	540	540
Total	$8,330	$(492)	$7,838

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Under the guidance, modifications of contracts due to reference rate reform will not require contract remeasurement or reassessment of a previous accounting determination. For hedge accounting, modification of critical terms of the hedge due to changes in reference rate reform will not affect hedge accounting or dedesignate the hedging relationship. The guidance also provides specific expedients for fair value hedges, cash flow hedges, and excluded components. Further, the guidance provides a none-time election to sell or transfer held to maturity debt securities that are affected by the reference rate change. The guidance is effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

extends the expiration date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis.  These updates are not expected to have a significant impact on the Company’s financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2022-02 and enhances the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments in this ASU require disclosure of current period gross write-offs by year of origination for financing receivables in the existing vintage disclosures. This ASU became effective on October 1, 2023 for the Company. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Company’s consolidated financial statements.

18. Subsequent Events

On October 31, 2024, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.05 per common share to shareholders of record at the close of business on November 14, 2024, payable on November 27, 2024.

On November 22, 2024, the Company declared a special dividend of $0.04 per common share, payable on December 20, 2024, to shareholders of record at the close of business on December 6, 2024.

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

The Company’s 2022 Equity Compensation Plan provided for grants of up to 391,000 shares to be allocated between incentive and non-qualified stock options and restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At September 30, 2024, 293,200 options and 124,320 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for the year ended September 30, 2024:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2023	293,200	$12.58	8.98	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at September 30, 2024	293,200	$12.58	7.98	$—

Exercisable at September 30, 2024	117,280	$12.58	7.98	$—

The following is a summary of the status and changes of the Company’s non-vested restricted shares as of September 30, 2024 and during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2023	124,320	$12.63
Granted	—	—
Vested	(31,080)	12.63
Forfeited	—	—
Balance at September 30, 2024	93,240	$12.63

Stock option and stock award expenses included with compensation expense were $254 thousand and $392 thousand, respectively, for the year ended September 30, 2024. Stock option and stock award expenses included with compensation expense were $259 thousand and $405 thousand, respectively, for the year ended September 30, 2023.

At September 30, 2024, total compensation cost not yet recognized for the Company’s unvested stock options and stock awards was $1.9 million. The Company had no other stock-based compensation plans as of September 30, 2024 except as disclosed below.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet certain eligibility requirements. The ESOP trust purchases shares of common stock in the open market using proceeds of a loan from the Company. The loan bears a fixed interest rate of 3.25% with principal and interest payable annually in equal installments over 30 years and is secured by shares of the Company’s stock. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with FASB ASC Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans.” As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

The following table presents the components of the ESOP shares for the years ended September 30, 2024 and 2023:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Unreleased shares at September 30, 2022	302,373
Shares released for allocation during the year ended September 30, 2023	(12,060)
Unreleased shares at September 30, 2023	290,313
Shares released for allocation during the year ended September 30, 2024	(12,150)
Unreleased shares at September 30, 2024	278,163
Total released shares	186,940
Total ESOP shares	465,103

At September 30, 2024, ESOP shares allocated to participants totaled 186,940. Unallocated ESOP shares held in suspense totaled 278,163 with an aggregate fair value of $3.4 million. The Company's contribution expense for the ESOP was $155 thousand and $122 thousand for years ended September 30, 2024 and 2023, respectively.

In 2022, the Company announced the authorization of a stock repurchase plan pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 337,146 shares, under which 296,736 shares had been repurchased at an average price of $11.92 through September 30, 2024. Under this stock repurchase program, 40,410 shares of the 337,146 shares authorized remained available for repurchase as of September 30, 2024. The Company’s intended use of the repurchased shares is for general corporate purposes. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

NOTE D - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2024:

	September 30, 2024
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$95	$—	$(6)	$—	$89
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,652	56	(1,202)	—	11,506
Corporate securities	4,000	21	—	—	4,021
Total securities available-for-sale	$16,747	$77	$(1,208)	$—	$15,616
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,209	$—	$(611)	$—	$6,598
Mortgage-backed securities - commercial	4,268	64	(23)	—	4,309
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	42,701	4	(5,194)	—	37,511
Debt securities	19,000	13	(865)	—	18,148
Private label mortgage-backed securities - residential	190	—	(5)	—	185
Obligations of state and political subdivisions	3,448	3	(351)	—	3,100
Corporate securities	3,000	—	(234)	—	2,766
Total securities held-to-maturity	$79,816	$84	$(7,283)	$—	$72,617
Total investment securities	$96,563	$161	$(8,491)	$—	$88,233

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held to-maturity at September 30, 2023:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

The contractual maturities of the debt securities, municipal bonds and certain information regarding the mortgage-backed securities available-for-sale at September 30, 2024 are summarized in the following table:

	September 30, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	4,000	4,021
Due after 10 years	—	—
Total debt securities	4,000	4,021

Mortgage-backed securities:
Residential	12,747	11,595
Commercial	—	—
Total	$16,747	$15,616

The contractual maturities of the debt securities, municipal bonds and certain information regarding the mortgage-backed securities held-to-maturity at September 30, 2024 are summarized in the following table:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

	September 30, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$9,500	$9,317
Due after 1 but within 5 years	12,179	11,413
Due after 5 but within 10 years	3,769	3,284
Due after 10 years	—	—
Total debt securities	25,448	24,014

Mortgage backed securities:
Residential	50,100	44,294
Commercial	4,268	4,309
Total	$79,816	$72,617

There were no sales of securities during the years ended September 30, 2024 and 2023.

As of September 30, 2024 and 2023, investment securities having a carrying amount of approximately $12.5 million and $13.9 million, respectively, were pledged to secure public deposits.

Details of available-for-sale securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2024 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)

September 30, 2024 Securities available-for-sale
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$88	$(6)	$88	$(6)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	8	—	—	7,550	(1,202)	7,550	(1,202)
Total	9	$—	$—	$7,638	$(1,208)	$7,638	$(1,208)

Details of available-for-sale and held-to-maturity securities with unrealized losses at September 30, 2023 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)

September 30, 2023
Obligations of U.S. government agencies:
Mortgage-backed securities- residential	6	$—	$—	$4,312	$(864)	$4,312	$(864)
Mortgage-backed securities - commercial	2	1,926	(14)	567	(2)	2,493	(16)
Obligations of U.S. government-sponsored enterprises
Mortgage backed securities- residential	50	4,938	(49)	44,485	(10,382)	49,423	(10,431)
Debt securities	12	—	—	21,550	(1,947)	21,550	(1,947)
Private label mortgage-backed securities- residential	1	—	—	195	(12)	195	(12)
Obligations of state and political subdivisions	7	789	(43)	2,072	(562)	2,861	(605)
Corporate securities	1	—	—	2,803	(197)	2,803	(197)
Total	79	$7,653	$(106)	$75,984	$(13,966)	$83,637	$(14,072)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At September 30, 2024, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following table summarizes the amortized cost of held-to-maturity debt securities at September 30, 2024, aggregated by credit quality indicator:

	Credit Rating
	September 30, 2024
	AAA/AA/A	BBB/BB/B	Non-rated
	(In thousands)
Securities held to maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,209	$—	$—
Mortgage-backed securities - commercial	4,268	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	42,701	—	—
Debt securities	19,000	—	—
Private label mortgage-backed securities - residential	190	—	—
Obligations of state and political subdivisions	3,448	—	—
Corporate securities	3,000	—	—
Total held to maturity debt securities	$79,816	$—	$—

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. For individual debt securities classified as available-for-sale, we determine whether a decline in fair value below the amortized cost has resulted from a credit loss or other factors. If the decline in fair value is due to credit, we will record the portion of the impairment loss relating to credit through an allowance for credit losses. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes.

NOTE E - LOANS RECEIVABLE, NET

Loans receivable, net allowance for credit losses were comprised of the following:

	September 30,
	2024	2023
	(In thousands)

One-to-four family residential	$246,201	$237,683
Commercial real estate	461,319	389,134
Construction and land	22,722	21,853
Home equity loans and lines of credit	24,728	16,983
Commercial business	24,011	30,194
Other	2,235	2,359
Total loans receivable	781,216	698,206
Net deferred loan costs	(1,054)	(806)
Total loans receivable, net	780,162	697,400

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $3.9 million at September 30, 2024 and $5.1 million at September 30, 2023. There were $854 thousand and $2.9 million in new loans or advances on existing lines of credit during the year ended September 30, 2024 and 2023, respectively. Total principal repayments and/or reductions due to retirements were approximately $2.0 million and $142 thousand for the year ended September 30, 2024 and 2023, respectively.

At September 30, 2024 and 2023, the Company was servicing loans for others amounting to approximately $50.2 million and $48.1 million, respectively. The Company held mortgage servicing rights in the amount of $159 thousand and $28 thousand at September 30, 2024 and 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with loans serviced for others, the Company held borrowers’ escrow balances of approximately $21 thousand and $27 thousand at September 30, 2024 and 2023, respectively.

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

The following table presents the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of September 30, 2024.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

							Revolving Loans
	September 30, 2024						Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Cost Basis	to Term	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
One-to-four family residential
Performing	$32,624	$42,084	$31,711	$25,970	$29,976	$83,378	$342	$—	$246,085
Non-performing	—	—	94	—	22	—	—	—	116
Total	$32,624	$42,084	$31,805	$25,970	$29,998	$83,378	$342	$—	$246,201
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$88,597	$84,674	$66,412	$64,573	$29,568	$122,605	$3,718	$932	$461,079
Special Mention	—	—	—	—	—	124	—	—	124
Substandard	—	—	—	—	—	116	—	—	116
Doubtful	—	—	—	—	—	—	—	—	—
Total	$88,597	$84,674	$66,412	$64,573	$29,568	$122,845	$3,718	$932	$461,319
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$5,650	$10,061	$—	$—	$1,156	$4,069	$1,786	$—	$22,722
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,650	$10,061	$—	$—	$1,156	$4,069	$1,786	$—	$22,722
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Non-performing	—	—	—	—	—	—	—	—	—
Total	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$61	$—	$47	$—	$9	$1,771	$347	$—	$2,235
Non-performing	—	—	—	—	—	—	—	—	—
Total	$61	$—	$47	$—	$9	$1,771	$347	$—	$2,235
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Information presented in the table above is not required for periods prior to the adoption of ASU 2016-13. The following table presents more comparable information of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Bank’s internal risk rating system as of September 30, 2023.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2023
One-to four-family residential	$236,876	$—	$807	$—	$237,683
Commercial real estate	386,794	116	2,224	—	389,134
Construction and land	19,379	—	2,474	—	21,853
Home equity loans and lines of credit	16,983	—	—	—	16,983
Commercial business	30,194	—	—	—	30,194
Other	2,359	—	—	—	2,359
Total	$692,585	$116	$5,505	$—	$698,206

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of September 30, 2024 or September 30, 2023. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
September 30, 2024
One-to-four family residential	$245,458	$—	$627	$116	$246,201
Commercial real estate	461,203	—	—	116	461,319
Construction and land	22,722	—	—	—	22,722
Home equity loans and lines of credit	24,492	—	236	—	24,728
Commercial business	23,870	141	—	—	24,011
Other	2,235	—	—	—	2,235
Total	$779,980	$141	$863	$232	$781,216

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
September 30, 2023
One-to four-family residential	$236,729	$—	$568	$386	$237,683
Commercial real estate	386,794	—	116	2,224	389,134
Construction and land	19,379	—	—	2,474	21,853
Home equity loans and lines of credit	16,983	—	—	—	16,983
Commercial business	30,047	147	—	—	30,194
Other	2,359	—	—	—	2,359
Total	$692,291	$147	$684	$5,084	$698,206

The following tables present our non-accrual loans by loan type as of September 30, 2024 and the non-accrual loans and specific reserves by loan type as of September 30, 2023.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL
	(In thousands)
September 30, 2024
One-to-four family residential	$116	$—	$116
Commercial real estate	116	—	116
Total	$232	$—	$232

	Non-	Specific
	Accrual	Reserve
	(In thousands)
September 30, 2023
One-to four-family residential	$386	$—
Commercial real estate	2,224	—
Construction and land	2,474	—
Total	$5,084	$—

The following table identifies our non-performing, collateral dependent loans by collateral type as of September 30, 2024:

September 30,
2024
Real-estate type:	(In thousands)
One- to four-family residential	$116
Commercial real estate	116
Total	$232

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

The following tables present, by loan category, the changes in the allowance for credit losses for the year ended September 30, 2024 and 2023.

	One-to Four-			Home Equity
	Family	Commercial	Construction	Loans and Lines	Commercial
	Residential	Real Estate	and Land	of Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Effect of adopting ASU 2016-13	7	(589)	(55)	(87)	(133)	(1)	(174)	(1,032)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	65	—	2	—	—	68
Provision (credit)	(512)	646	142	(90)	(3)	(1)	—	182
Balance-September 30, 2024	$755	$5,334	$624	$30	$805	$—	$—	$7,548

	One-to Four-			Home Equity
	Family	Commercial	Construction	Loans and Lines	Commercial
	Residential	Real Estate	and Land	of Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance-September 30, 2022	$1,223	$4,612	$461	$263	$1,484	$1	$389	$8,433
Charge-offs	—	—	—	—	(488)	—	—	(488)
Recoveries	4	—	—	—	—	—	—	4
Provision (credit)	32	665	11	(56)	(57)	1	(215)	381
Balance-September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330

During the year ended September 30, 2024, the provision for credit loss decreased $512 thousand for one-to four-family residential loans due primarily to economic data indicating the appreciation in collateral values securing such loans while the provision for credit loss increased $646 thousand for commercial real estate loans due to higher balances of such loans at September 30, 2024.

The following table presents, by loan category, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and September 30, 2023.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

	One-to-Four			Home Equity
	Family	Commercial	Construction	Loans and Lines	Commercial
	Residential	Real Estate	and Land	of Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance - September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Individually evaluated
for impairment	—	—	—	—	—	—	—	—
Collectively evaluated
for impairment	1,259	5,277	472	207	939	2	174	8,330

Loans receivable:
Balance - September 30, 2023	$237,683	$389,134	$21,853	$16,983	$30,194	$2,359	$—	$698,206
Individually evaluated
for impairment	2,031	2,969	2,474	—	147	—	—	7,621
Collectively evaluated
for impairment	235,652	386,165	19,379	16,983	30,047	2,359	—	690,585

During the year ended September 30, 2024, the Company did not make any loan modifications to borrowers experiencing financial difficulty. During the year ended September 30, 2023, there was one loan modified that was identified as a troubled debt restructuring (“TDR”) and there were no TDRs that subsequently defaulted within twelve months of modification. The following table presents information on TDRs for the year ended September 30, 2023:

	Number of	Investment Before	Investment After
	Loans	TDR Modification	TDR Modification
	(Dollars in thousands)
September 30, 2023
One-to four-family residential	1	$97	$106
Total	1	$97	$106

There were no loans in the process of foreclosure at September 30, 2024.

Total loans pledged as collateral against Federal Home Loan Bank of New York (“FHLBNY”) borrowings were $410.6 million and $341.6 million as of September 30, 2024 and 2023, respectively.

NOTE F - PREMISES AND EQUIPMENTS

Premises and equipment consist of the following:

	Estimated	September 30,
	Useful Lives	2024	2023
		(In thousands)

Land	Indefinite	$3,095	$3,811
Buildings and improvements	10-40 years	22,441	21,923
Furniture, fixtures and equipment	5-10 years	4,154	3,860
		29,690	29,594
Less accumulated depreciation		(17,145)	(16,255)

Premises and equipment, net		$12,545	$13,339

For the years ended September 30, 2024 and 2023, depreciation expense included in occupancy expense amounted to approximately $890 thousand and $840 thousand, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE G - OTHER REAL ESTATE OWNED

The Company held $3.7 million of real estate owned properties at September 30, 2024 and $328 thousand at September 30, 2023. The Company did not have any write-downs on these properties for the years ended September 30, 2024 and 2023. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE H - DEPOSITS

A summary of deposits by type of account follows:

	September 30,
	2024	2023
	(In thousands)

Demand accounts	$132,837	$188,550
Savings accounts	52,853	62,168
NOW accounts	146,744	115,182
Money market accounts	304,588	284,885
Certificate of deposit	146,674	92,725
Retirement accounts	12,978	11,943
Total deposits	$796,674	$755,453

Included in the Company’s deposits at September 30, 2024 were $29.6 million in brokered certificates of deposits and $20.0 million in certificates of deposits obtained through a national deposit listing service. At September 30, 2023 the Company had $13.8 million in brokered certificates of deposits and $14.0 million in certificates of deposits obtained through a national deposit listing service.

At September 30, 2024, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Years Ending September 30,
2025	$99,174
2026	18,096
2027	6,896
2028	19,409
2029	14,993
2030 and after	1,084
Total	$159,652

At September 30, 2024 and 2023, the aggregate deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance, were $380.0 million and $429.9 million, respectively. Related party deposits totaled $3.2 million and $3.5 million at September 30, 2024 and 2023, respectively.

NOTE I - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term FHLBNY advances at September 30, 2024 and 2023 totaled $28.6 million and $29.5 million, respectively. The weighted average interest rates on advances outstanding at September 30, 2024 and 2023 were 2.90% and 3.27%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

residential and commercial real estate mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2024 mature as follows (in thousands):

Years Ending September 30,
2025	$3,500
2026	1,631
2027	9,437
2028	14,000
2029	—
Thereafter	—
Total	$28,568

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2024 and 2023, the Company had available credit from the FHLBNY totaling $123.7 million and $122.2 million, respectively. Information concerning short-term arrangement with the FHLBNY is summarized as follows:

	September 30,
	2024	2023
	(Dollars in thousands)

Balance at end of year	$—	$—
Weighted average balance during the year	$—	$1,283
Maximum month-end balance during the year	$—	$16,450
Average interest rate during the year	N/A	4.65%

NOTE J – SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the Small Business Administration (the “SBA”). The Company has sold loans on a servicing retained basis and on a servicing released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2024 were $6.4 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2023 were $6.5 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

Gains on sales of loans, representing the difference between the total sales price received for the loans and the allocated cost of the loans, are recognized when loans are sold and delivered to the purchasers. Loans are accounted for as sold when control of the loan is surrendered. Control over the loans is deemed surrendered when (a) the loans have been isolated from the Company; (b) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the loans; and (c) the Company does not maintain effective control over the loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the loans before maturity, or (b) the ability to unilaterally cause the buyer to return specific loans.

The Company services one-to-four family residential mortgage loans and SBA 7(a) loans for investors in the secondary market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2024 and 2023, the Company was servicing mortgage loans sold in the amount of $1.4 million and $1.9 million, respectively, and SBA loans sold in the amount of $38.4 million and $35.5 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in loan servicing rights during the years ended September 30, 2024 and 2023 are summarized as follows:

	September 30,
	2024	2023
	(In thousands)

Beginning balance	$28	$—
Origination of mortgage servicing rights	151	28
Amortization	(20)	—
Ending balance	$159	$28

Loan servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

NOTE K - INCOME TAXES

The Company’s income tax expense is comprised of the following components for the years ended September 30, 2024 and 2023:

	For the Year Ended
	September 30,
	2024	2023
	(In thousands)

Current	$3,423	$3,647
Deferred	(106)	(615)
Total income tax expense	$3,317	$3,032

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2024 and 2023 is as follows:

	September 30,
	2024	2023
	(In thousands)

Income tax expense at statutory rate	$2,331	$2,256
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,005	931
Tax-exempt income, net	(103)	(90)
BOLI policy surrender tax	277	—
Nondeductible expenses	56	58
Share based compensation	40	54
Employee stock ownership plan	6	11
Other, net	(295)	(188)
Total income tax expense	$3,317	$3,032

The major sources of temporary differences and their deferred tax effect at September 30, 2024 and 2023 are as follows:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

	September 30,
	2024	2023
	(In thousands)

Allowance for credit losses	$2,248	$2,342
Net unrealized loss, investment securities available-for-sale	278	483
Deferred loan fees	296	287
Unrealized loss, minimum pension liability	132	132
Employee benefits	340	265
Allowance for transaction expense	6	11
Straight line rent	54	72
Gross deferred tax asset	3,354	3,592

Depreciation	(551)	(588)
Mortgage servicing rights	(45)	(8)
Gross deferred tax liability	(596)	(596)
Net deferred tax asset, included in other assets	$2,758	$2,996

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

There were no valuation allowances for the year ended September 30, 2024 and 2023. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.

The Bank’s statutory income tax rate in the State of New Jersey was 9.0% for the years ending September 30, 2024 and 2023. The State of New Jersey has imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million for the Company’s tax year ended September 30, 2023 and has imposed a surtax on corporations earning New Jersey allocated income in excess of $10 million for the Company’s tax year ended September 30, 2024. The surtax is set at a rate of 2.5% and it currently effective through 2029. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense for the years ended September 30, 2024 and 2023.

NOTE L - PENSION PLAN

The Company had a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees. On January 26, 2006, the Plan was frozen and amended to eliminate future benefit accruals after February 15, 2006.

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2024 and September 30, 2023.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

	September 30,
	2024	2023
	(In thousands)

Actuarial present value of benefit obligations	$3,697	$3,495

Change in benefit obligations
Projected benefit obligation, beginning	$3,495	$3,735
Interest cost	193	190
Actuarial (gain) loss	283	(181)
Annuity payments and lump sum distributions	(274)	(249)

Projected benefit obligation, end	$3,697	$3,495

Change in plan assets
Fair value of assets, beginning	$4,076	$3,886
Actual return on plan assets	816	438
Annuity payments and lump sum distributions	(274)	(248)

Fair value of assets, end	$4,618	$4,076

Funded status included with other assets	$921	$580

Net pension cost for the years ended September 30, 2024 and 2023 included the following components:

	September 30,
	2024	2023
	(In thousands)

Service cost benefits earned during the year	$—	$—
Interest cost on projected benefit obligation	193	190
Expected return on plan assets	(236)	(226)
Amortization of unrecognized net loss	53	122
Net pension cost	$10	$86

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2024 and 2023, by asset category are as follows:

	September 30,
	2024	2023

Equity securities	65%	63%
Debt securities (bond mutual funds)	32%	36%
Other (money market fund)	2%	2%
Total	100%	100%

Expected Contributions

For the fiscal year ending September 30, 2025, the Company does not expect to make a contribution to the Plan.

Estimated Future Benefit Payments

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2024 through September 30, 2025	$276
October 1, 2025 through September 30, 2026	275
October 1, 2026 through September 30, 2027	274
October 1, 2027 through September 30, 2028	271
October 1, 2028 through September 30, 2029	269
October 1, 2029 through September 30, 2034	1,263
Total	$2,628

Included in the funded status of the Plan at September 30, 2024 and 2023, are actuarial losses of $91 thousand and $440 thousand, respectively. These amounts are included, net of related income tax effects of $132 thousand in the accumulated other comprehensive loss component of stockholders’ equity at September 30, 2024 and 2023.

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
	(In thousands)
At September 30, 2024
Investment Type
Mutual Funds - Equity
Large - Cap Value	$738	$738	$—	$—
Large - Cap Core	628	628	—	—
Mid - Cap Core	591	591	—	—
Small - Cap Core	484	484	—	—
Non - U.S. Core	581	581	—	—
Mutual Funds - Fixed Income
Intermediate Duration	707	707	—	—
Short - Duration Corporate	787	787	—	—
Cash Equivalents
Money Market	102	102	—	—
Total Investment	$4,618	$4,618	$—	$—

At September 30, 2023
Investment Type
Mutual Funds - Equity
Large - Cap Value	$682	$682	$—	$—
Large - Cap Core	525	525	—	—
Mid - Cap Core	459	459	—	—
Small - Cap Core	429	429	—	—
Non - U.S. Core	465	465	—	—
Mutual Funds - Fixed Income
Intermediate Duration	634	634	—	—
Short - Duration Corporate	816	816	—	—
Cash Equivalents
Money Market	65	65	—	—
Total Investment	$4,075	$4,075	$—	$—

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

The Company funds the plans through modified endowment contracts. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2024 and 2023, the Company’s life insurance contracts had cash surrender values of approximately $23.3 million and $18.0 million, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. The total expense for nonqualified retirement benefits recorded during the years ended September 30, 2024 and 2023 was $384 thousand and $375 thousand, respectively. Included in accounts payable and other liabilities at September 30, 2024 and 2023 were accrued retirement benefits totaling $1.0 million and $828 thousand, respectively, for these plans.

NOTE N - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $255 thousand and $257 thousand to the plan for the years ended September 30, 2024 and 2023, and is included in compensation and employee benefits in the accompanying Consolidated Statements of Income.

NOTE O - COMMITMENTS

1.       Lease Commitments

Accounting Standard Update ASC 842, “Leases” requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset, measured at the present value of the future minimum lease payments, at the lease commencement date.

The Company has operating leases for six branch locations. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to 10 additional years. Operating leases are recorded as ROU assets and lease liabilities and are included within other assets and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

The following table presents the balance sheet information related to our leases:

	September 30,	September 30,
	2024	2023
	(Dollars in thousands)

Operating lease right-of-use asset	$2,223	$2,687
Operating lease liabilities	$2,413	$2,944
Weighted average remaining lease term in years	6.0	6.4
Weighted average discount rate	2.4%	2.2%

The following table summarizes the maturity of our remaining lease liabilities by year:

September 30, 2024
(In thousands)
For the Year Ending:
2025	558
2026	490
2027	370
2028	337
2029	318
2030 and thereafter	600
Total lease payments	2,673
Less imputed interest	(260)
Present value of lease liabilities	$2,413

Total rental expense, included in occupancy expense, was approximately $809 thousand for the years ended September 30, 2024 and 2023.

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

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2024 and 2023, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Bank executes with a third-party financial institution, such that the Bank minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties and did not have a significant impact on fair value. The Company had $0 in cash pledged for collateral on its interest rate swaps with financial institutions at September 30, 2024 and 2023.

The following table presents summary information regarding these derivatives for September 30, 2024 and 2023.

	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
September 30, 2024
Classified in Other Assets:
Customer interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

Classified in Other Liabilities:
3rd Party interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

September 30, 2023
Classified in Other Assets:
Customer interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

Classified in Other Liabilities:
3rd Party interest rate swaps	$36,020	4.2	4.96%	1 Mo. BSBY + 2.44	$2,579
Total	$36,020	4.2	4.96%		$2,579

At September 30, 2024 and 2023, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

	September 30,
	2024	2023
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$620	$1,073
Unused lines of credit	88,272	89,933
Fixed rate loan commitments	1,804	3,578
Variable rate loan commitments	26,843	26,472

Total	$117,539	$121,056

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

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2024 and 2023:

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2024
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$89	$—	$89	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,506	—	11,506	—
Corporate securities	4,021	—	4,021	—
Total securities available for sale	$15,616	$—	$15,616	$—
Derivative assets	1,405	—	1,405	—
Total assets	$17,021	$—	$17,021	$—

Liabilities:
Derivative liabilities	$1,405	$—	$1,405	$—
Total Liabilities	$1,405	$—	$1,405	$—

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

Impaired Loans

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Three impairment measurement methods are used, depending upon the collateral securing the asset: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the asset’s observable market price; or 3) the fair value of the collateral if the asset is collateral dependent. The regulatory agencies require this method for loans from which repayment is expected to be provided solely by the underlying collateral. The Company’s impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling and disposition costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3. There were no such loans at September 30, 2024.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. There were no valuation write-downs for the years ended September 30, 2024 and 2023. During the year ended September 30, 2024, the Company recorded valuation write-ups on three properties received through foreclosure.

Collateral Dependent Loans

Collateral dependent loans are measured and reported at fair value through specific allocations of the allowance for credit losses based on the fair value of the underlying collateral.

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2024 and 2023:

	Total	Level 1	Level 2	Level 3
September 30, 2024	(In thousands)
Other real estate owned	$1,501	—	—	$1,501
Total	$1,501	$—	$—	$1,501

	Total	Level 1	Level 2	Level 3
September 30, 2023	(In thousands)
Impaired loans	$777	$—	$—	$777
Total	$777	—	—	$777

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value at September 30, 2024 and 2023:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
September 30, 2024	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$1,501	Appraisal	Liquidation expenses (2)	-13.0% to -19.6% (-14.6%)

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2024 and 2023. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLBNY stock, bank owned life insurance, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company, and is therefore not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2024
Financial instruments - assets
Investment securities held to maturity	$79,816	$72,617	$—	$72,617	$—
Loan receivable net allowance for credit losses	772,614	766,822	—	—	766,822
Financial instruments - liabilities
Certificates of deposit including retirement certificates	159,652	159,582	—	159,582	—
Borrowings	28,568	28,151	—	28,151	—

September 30, 2023
Financial instruments - assets
Investment securities held-to-maturity	$85,835	$73,728	$—	$73,728	$—
Loan receivable net allowance for credit losses	689,070	664,331	—	—	664,331
Financial instruments - liabilities
Certificates of deposit including retirement certificates	104,668	101,216	—	101,216	—
Borrowings	29,515	28,177	—	28,177	—

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

As of September 30, 2024, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The following tables set forth the Company’s and the Bank’s actual and required capital levels under those measures:

				To be well-
				capitalized under
			Required for capital	prompt corrective
September 30, 2024	Company	Bank	adequacy purposes	action provisions
Tier 1 leverage ratio	11.64%	11.11%	≥ 4.00%	≥ 5.00%
CET1	15.44%	14.75%	≥ 7.00% (1)	≥ 6.50%
Tier 1 risk-based capital ratio	15.44%	14.75%	≥ 8.50% (1)	≥ 8.00%
Total risk-based capital ratio	16.55%	15.85%	≥ 10.50% (1)	≥ 10.00%

September 30, 2023
Tier 1 leverage ratio	12.15%	11.11%	≥ 4.00%	≥ 5.00%
CET1	16.37%	14.97%	≥ 7.00% (1)	≥ 6.50%
Tier 1 risk-based capital ratio	16.37%	14.97%	≥ 8.50% (1)	≥ 8.00%
Total risk-based capital ratio	17.62%	16.22%	≥ 10.50% (1)	≥ 10.00%

(1) Includes 2.50% capital conservation buffer

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.'s internal control over financial reporting during Magyar Bancorp, Inc.'s fourth quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.'s internal control over financial reporting.

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

Magyar Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2024, the Company's internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Magyar Bancorp, Inc. (1)
3.2	Bylaws of Magyar Bancorp, Inc. (2)
3.3	Amendment to Certificate of Incorporation of Magyar Bancorp, Inc. (8)
4.1	Form of Common Stock Certificate of Magyar Bancorp, Inc. (2)
4.2	Description of the Capital Stock of Magyar Bancorp, Inc. (3)
10.1	Form of Employee Stock Ownership Plan (2)
10.2	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Joseph A. Yelencsics (4)
10.3	[intentionally omitted]
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey (4)
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik (4)
10.6	Form of Change in Control Agreement for Executive Officers (2)
10.7	Executive Supplemental Retirement Income Agreement for John Fitzgerald (4)
10.8	Executive Supplemental Retirement Income Agreement for Jon Ansari (4)
10.9	Employment Agreement for John Fitzgerald (5)
10.10	Employment Agreement for Jon Ansari (9)
10.11	Change in Control Agreement for Peter Brown (5)
10.12	Supplemental Executive Retirement Plan for John Fitzgerald (6)
10.13	Supplemental Executive Retirement Plan for Jon Ansari (6)
10.14	Magyar Bancorp, Inc. 2022 Equity Incentive Plan (7)
19	Insider Trading Policy
21	Subsidiaries of Registrant (2)
23	Consent of S.R. Snodgrass, P.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy relating to erroneously awarded executive compensation
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Inline XBRL Cover Page Interactive Data File
____________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(3)	Incorporated by reference to the Annual Report on Form 10-K of Magyar Bancorp, Inc. (file no. 000-51726), filed with the Securities and Exchange Commission on December 20, 2021.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254282), filed with the Securities and Exchange Commission on March 15, 2021.
(6)	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no 000-51726), originally filed with the Securities and Exchange Commission on May 29, 2019.
(7)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement (file no. 000-51726) filed with the SEC on July 18, 2022.
(8)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 12, 2021.
(9)	Incorporated by reference to the Annual Report on Form 10-K of Magyar Bancorp, Inc. (file no. 000-51726), filed with the Securities and Exchange Commission on December 22, 2022.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 19, 2024	By:	/s/ John S. Fitzgerald
Date		John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 19, 2024
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 19, 2024
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 19, 2024
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 19, 2024
Andrew Hodulik

/s/ Joseph A. Yelencsics	Director	December 19, 2024
Joseph A. Yelencsics

/s/ Edward C. Stokes	Director	December 19, 2024
Edward C. Stokes, III

/s/ Susan Eisenhauer	Director	December 19, 2024
Susan Eisenhauer

/s/ Michael Lombardi	Director	December 19, 2024
Michael Lombardi

/s/ Maureen Ruane	Director	December 19, 2024
Maureen Ruane