Form 10-Q
period 2024-12-31
Magyar Bancorp, Inc.
filed 2025-02-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at February 1, 2025 was 6,479,621

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2024	2024
	(Unaudited)
Assets
Cash and due from banks	$2,852	$1,577
Interest earning deposits with banks	55,680	24,019
Total cash and cash equivalents	58,532	25,596

Investment securities - available for sale, at fair value	17,346	15,616
Investment securities - held to maturity, at amortized cost (fair value of $71,812 and $72,617 at December 31, 2024 and September 30, 2024, respectively)	80,644	79,816
Federal Home Loan Bank of New York stock, at cost	2,433	2,349
Loans receivable	805,489	780,162
Allowance for credit losses-loans	(7,860)	(7,548)
Bank owned life insurance	20,264	23,342
Accrued interest receivable	5,227	5,056
Premises and equipment, net	12,680	12,545
Other real estate owned ("OREO")	2,537	3,725
Other assets	11,116	11,259

Total assets	$1,008,408	$951,918

Liabilities and Stockholders' Equity
Liabilities
Deposits	$848,832	$796,674
Escrowed funds	5,021	4,310
Borrowings	30,424	28,568
Accrued interest payable	789	891
Accounts payable and other liabilities	11,666	10,927

Total liabilities	896,732	841,370

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at December 31, 2024 and September 30, 2024, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,479,621 and 6,509,358 shares outstanding at December 31, 2024 and September 30, 2024, respectively, at cost	71	71
Additional paid-in capital	63,263	63,085
Treasury stock: 618,204 and 588,467 shares at December 31, 2024 and September 30, 2024, respectively, at cost	(7,777)	(7,364)
Unearned Employee Stock Ownership Plan shares	(2,946)	(2,972)
Retained earnings	60,160	58,644
Accumulated other comprehensive loss	(1,095)	(916)

Total stockholders' equity	111,676	110,548

Total liabilities and stockholders' equity	$1,008,408	$951,918

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)
Interest and dividend income
Loans, including fees	$11,864	$10,082
Investment securities and interest earning deposits
Taxable	973	1,406
Tax-exempt	14	14
Federal Home Loan Bank of New York stock	55	55
Total interest and dividend income	12,906	11,557

Interest expense
Deposits	5,254	4,077
Borrowings	208	236
Total interest expense	5,462	4,313
Net interest and dividend income	7,444	7,244

Provision for credit losses-loans	209	384
(Recovery) provision for credit losses-unfunded commitments	(108)	97
Total provision for credit losses	101	481
Net interest and dividend income after provision for credit losses	7,343	6,763

Other income
Service charges	321	303
Income on bank owned life insurance	167	95
Other operating income	8	22
Gains on premises and equipment	—	60
Gains on SBA loans	236	129
Net gains on OREO	224	—
Total other income	956	609

Other expenses
Compensation and employee benefits	3,081	2,847
Occupancy expenses	991	790
Professional fees	199	226
Data processing expenses	91	140
Director fees and benefits	201	224
Marketing and business development	127	97
FDIC deposit insurance premiums	107	103
Other expenses	612	593
Total other expenses	5,409	5,020
Income before income tax expense	2,890	2,352
Income tax expense	805	$700
Net income	$2,085	1,652

Earnings per share - basic and diluted	$0.34	$0.26
Weighted average shares outstanding - basic and diluted	6,232,069	6,387,010

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended
	December 31,
	2024	2023
	(Unaudited)
Net income	$2,085	$1,652
Other comprehensive income
Unrealized (loss) gain on securities available for sale	(237)	584
Other comprehensive (loss) income, before tax	(237)	584
Deferred income tax effect	58	(144)
Total other comprehensive (loss) income	$(179)	$440
Total comprehensive income	$1,906	$2,092

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2024 and 2023

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2024	6,509,358	$71	$63,085	$(7,364)	$(2,972)	$58,644	$(916)	$110,548
Net income	—	—	—	—	—	2,085	—	2,085
Dividends paid on common stock ($0.09 per share)	—	—	—	—	—	(569)	—	(569)
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
Treasury stock used for exercised stock options	2,000	—	—	24	—	—	—	24
ESOP shares allocated	—	—	17	—	26	—	—	43
Purchase of treasury stock	(31,737)	—	—	(437)	—	—	—	(437)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2024	6,479,621	$71	$63,263	$(7,777)	$(2,946)	$60,160	$(1,095)	$111,676

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790
Net income	—	—	—	—	—	1,652	—	1,652
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(716)	—	(716)
Effect of adopting ASU 2016-13	—	—	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	—	—	440	440
ESOP shares allocated	—	—	—	—	50	—	—	50
Purchase of treasury stock	(19,232)	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2023	6,654,952	$71	$62,962	$(5,554)	$(3,047)	$53,456	$(1,349)	$106,539

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Three Months Ended
	December 31,
	2024	2023
	(Unaudited)
Operating activities
Net income	$2,085	$1,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	240	217
Premium amortization on investment securities, net	3	20
Provision for credit losses	101	481
Provision for loss on other real estate owned	57	—
Originations of SBA loans held for sale	(2,423)	(1,613)
Proceeds from the sales of SBA loans	2,659	1,741
Gains on sale of SBA loans	(236)	(129)
Gains on the sales of other real estate owned	(281)	—
Gains on the sale of premises and equipment	—	(60)
ESOP compensation expense	43	50
Stock-based compensation expense	161	161
Deferred income tax expense	162	221
Increase in accrued interest receivable	(171)	(248)
Income on bank owned life insurance	(167)	(95)
Decrease in other assets	39	733
(Decrease) increase in accrued interest payable	(102)	213
Increase (decrease) in accounts payable and other liabilities	738	(120)
Net cash provided by operating activities	2,908	3,224

Investing activities
Net increase in loans receivable	(25,115)	(31,934)
Purchases of investment securities held-to-maturity	(2,446)	(2,000)
Purchases of investment securities available-for-sale	(2,430)	(1,953)
Principal repayments on investment securities held-to-maturity	1,613	3,487
Principal repayments on investment securities available-for-sale	465	384
Redemption of bank owned life insurance	3,245	—
Purchases of premises and equipment, net	(375)	(128)
Proceeds from the sale of premises and land	—	776
Proceeds from the sale of other real estate owned	1,412	—
Purchase of Federal Home Loan Bank stock	(84)	(76)
Redemption of Federal Home Loan Bank stock	—	108
Net cash used in investing activities	(23,715)	(31,336)
Financing activities
Net increase in deposits	52,158	8,095
Net increase in escrowed funds	711	229
Proceeds from long-term advances	1,856	1,690
Repayments of long-term advances	—	(2,409)
Proceeds from exercise of stock options	24	—
Dividends paid on common stock	(569)	(716)
Purchase of treasury stock	(437)	(192)
Net cash provided by financing activities	53,743	6,697
Net increase (decrease) in cash and cash equivalents	32,936	(21,415)
Cash and cash equivalents, beginning of period	25,596	72,532

Cash and cash equivalents, end of period	$58,532	$51,117

Supplemental disclosures of cash flow information
Cash paid for
Interest	$5,564	$4,100
Adoption of ASU 2016-13	$—	$354
Change in fair value of swap asset/liability	$105	$(618)

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

Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025 or for any other period. The September 30, 2024 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” requires public entities to disclose detailed information about a reportable segment’s expenses on both an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is in the process of completing its analysis of ASU 2023-07 and expects to incorporate additional disclosures in the financial statements on adoption.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations as presented in this report.

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended December 31, 2024 and 2023. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	Three Months
	Ended December 31,
	2024	2023
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$2,085	$1,652
Weighted average common shares outstanding- basic and diluted	6,232,069	6,387,010
Earnings per share - basic and diluted	$0.34	$0.26

Options to purchase 291,200 shares of common stock at a weighted average strike price of $12.58 and 93,240 shares of restricted shares at a weighted average price of $12.63 were outstanding at December 31, 2024 and included in the calculation of diluted earnings per share. Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 124,300 shares of restricted shares at a weighted average price of $12.63 were outstanding at December 31, 2023 but were not included in the calculation of diluted EPS because they were anti-dilutive.

NOTE E – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

The following is a summary of the status of the Company’s stock option activity and related information for the three months ended December 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2024	293,200	$12.58	7.98	$—
Granted	—	—	—	—
Exercised	(2,000)	12.58	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at December 31, 2024	291,200	$12.58	7.73	$588,224

Exercisable at December 31, 2024	115,280	$12.58	7.73	$232,866

The following is a summary of the status of the Company’s non-vested restricted shares for the three months ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2024	93,240	$12.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2024	93,240	$12.63

Stock option and stock award expenses included with compensation expense were $63 thousand and $98 thousand for the three months ended December 31, 2024 and $63 thousand and $98 thousand for the three months ended December 31, 2023, respectively.

At December 31, 2024, total compensation cost not yet recognized for the Company’s unvested stock options and stock awards was $1.7 million and will be recognized through September 2027. The Company had no other stock-based compensation plans as of December 31, 2024 except as disclosed below.

The Company maintains a stock repurchase plan pursuant to which the Company may repurchase up to 5% of its outstanding shares, or up to 337,146 shares, under which 328,473 shares had been repurchased at an average price of $12.10 through December 31, 2024. Under this stock repurchase program, 8,673 shares of the 337,146 shares authorized remained available for repurchase as of December 31, 2024. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 618,204 at December 31, 2024. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

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

At December 31, 2024, ESOP shares allocated to participants totaled 186,940. Unallocated ESOP shares held in suspense totaled 278,163 with an aggregate fair value of $4.1 million. The Company's contribution expense for the ESOP was $43 thousand and $50 thousand for the three months ended December 31, 2024 and 2023, respectively.

NOTE F – OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three months ended December 31, 2024 and 2023. The components of other comprehensive (loss) income and the related income tax effects are as follows:

	Three Months Ended December 31,
	2024			2023
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Benefit	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding (loss) gain arising during period on:
Available-for-sale investments	$(237)	$58	$(179)	$584	$(144)	$440
Other comprehensive income, net	$(237)	$58	$(179)	$584	$(144)	$440

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

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2024
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$82	$—	$82	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,165	—	13,165	—
Corporate securities	4,099	—	4,099	—
Total securities available for sale	$17,346	$—	$17,346	$—
Derivative assets	1,510	—	1,510	—
Total assets	$18,856	$—	$18,856	$—

Liabilities:
Derivative liabilities	$1,510	$—	$1,510	$—
Total Liabilities	$1,510	$—	$1,510	$—

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

Collateral Dependent Loans

Collateral dependent other real estate owned loans are measured and reported at fair value through specific allocations of the allowance for credit losses based on the fair value of the underlying collateral.

The following tables provide the level of valuation assumptions used to determine the carrying value of the other real estate owned loans measured at fair value on a non-recurring basis at December 31, 2024 and September 30, 2024.

	Total	Level 1	Level 2	Level 3
December 31, 2024	(In thousands)
Other real estate owned	$2,537	—	—	$2,537
Total	$2,537	$—	$—	$2,537

	Total	Level 1	Level 2	Level 3
September 30, 2024	(In thousands)
Other real estate owned	$1,501	—	—	$1,501
Total	$1,501	$—	$—	$1,501

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
December 31, 2024	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$2,537	Appraisal	Liquidation expenses (1)	-1.5% to -19.6% (-7.0%)

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
September 30, 2024	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$1,501	Appraisal	Liquidation expenses (1)	-13.0% to -19.6% (-14.6%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2024 and September 30, 2024.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company and, therefore, is not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2024
Financial instruments - assets
Investment securities held to maturity	$80,644	$71,812	$—	$71,812	$—
Loan receivable net allowance for credit losses	797,629	790,574	—	—	790,574

Financial instruments - liabilities
Certificates of deposit including retirement certificates	161,938	161,244	—	161,244	—
Borrowings	30,424	29,430	—	29,430	—

September 30, 2024
Financial instruments - assets
Investment securities held to maturity	$79,816	$72,617	$—	$72,617	$—
Loan receivable net allowance for credit losses	772,614	766,822	—	—	766,822

Financial instruments - liabilities
Certificates of deposit including retirement certificates	159,652	159,582	—	159,582	—
Borrowings	28,568	28,151	—	28,151	—

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at December 31, 2024:

	December 31, 2024
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$93	$—	$(11)	$—	$82
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,621	34	(1,490)	—	13,165
Corporate securities	4,000	99	—	—	4,099
Total securities available-for-sale	$18,714	$133	$(1,501)	$—	$17,346
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,051	$—	$(817)	$—	$6,234
Mortgage-backed securities - commercial	4,182	—	(42)	—	4,140
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	43,780	2	(6,527)	—	37,255
Debt securities	19,000	—	(873)	—	18,127
Private label mortgage-backed securities - residential	187	—	(7)	—	180
Obligations of state and political subdivisions	3,444	—	(428)	—	3,016
Corporate securities	3,000	—	(140)	—	2,860
Total securities held-to-maturity	$80,644	$2	$(8,834)	$—	$71,812
Total investment securities	$99,358	$135	$(10,335)	$—	$89,158

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

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At December 31, 2024, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following tables summarize the amortized cost of held-to-maturity debt securities at December 31, 2024 and September 30, 2024, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
December 31, 2024	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,051	$—	$—
Mortgage-backed securities - commercial	4,182	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	43,780	—	—
Debt securities	19,000	—	—
Private label mortgage-backed securities - residential	187	—	—
Obligations of state and political subdivisions	3,444	—	—
Corporate securities	3,000	—	—
Totals	$80,644	$—	$—

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
	(In thousands)
September 30, 2024
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

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities available-for-sale at December 31, 2024 are summarized in the following table:

	December 31, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	4,000	4,099
Due after 10 years	—	—
Total debt securities	4,000	4,099

Mortgage-backed securities:
Residential	14,714	13,247
Commercial	—	—
Total	$18,714	$17,346

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities held-to-maturity at December 31, 2024 are summarized in the following table:

	December 31, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$9,500	$9,403
Due after 1 but within 5 years	12,176	11,413
Due after 5 but within 10 years	3,768	3,187
Due after 10 years	—	—
Total debt securities	25,444	24,003

Mortgage backed securities:
Residential	51,018	43,669
Commercial	4,182	4,140
Total	$80,644	$71,812

As of December 31, 2024 and September 30, 2024, investment securities having a carrying amount of approximately $12.0 million and $12.5 million, respectively, were pledged to secure public deposits.

NOTE I – UNREALIZED LOSSES ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company recognizes an allowance for credit loss (“ACL”) on debt securities in earnings through a provision for credit losses while non credit-related impairment on debt securities not expected to be sold are recognized in other comprehensive income.

The Company reviews its investment portfolio on a quarterly basis for indications of credit losses. This review includes analyzing the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. The Company evaluates its intent and ability to hold debt securities based upon its investment strategy for the particular type of security and its cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future credit losses may be influenced by prolonged recession in the U.S. economy, changes in real estate values and interest deferrals.

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at December 31, 2024 and September 30, 2024 are as following tables:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)

December 31, 2024
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$83	$(11)	$83	$(11)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	9	2,430	—	7,077	(1,490)	9,507	(1,490)
Total	10	$2,430	$—	$7,160	$(1,501)	$9,590	$(1,501)

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)

September 30, 2024
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$88	$(6)	$88	$(6)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	8	—	—	7,550	(1,202)	7,550	(1,202)
Total	9	$—	$—	$7,638	$(1,208)	$7,638	$(1,208)

The investment securities listed above currently have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

The Company anticipates full recovery of amortized costs with respect to these securities. The Company does not intend to sell these securities and has determined that it is not more likely than not that the Company would be required to sell these securities prior to maturity or market price recovery. For individual debt securities classified as available-for-sale, we determine whether a decline in fair value below the amortized cost has resulted from a credit loss or other factors. If the decline in fair value is due to credit, we will record the portion of the impairment loss relating to credit through an ACL. Impairment that has not been recorded through an ACL is recorded through other comprehensive income, net of applicable taxes.

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2024	2024
	(In thousands)

One-to-four family residential	$245,834	$246,201
Commercial real estate	481,439	461,319
Construction and land	25,992	22,722
Home equity loans and lines of credit	27,273	24,728
Commercial business	23,780	24,011
Other	2,252	2,235
Total loans receivable	806,570	781,216
Net deferred loan costs	(1,081)	(1,054)
Total loans receivable, net	805,489	780,162

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two types: first lien, amortizing term loans, and the combination of second lien amortizing term loans and home equity lines of credit. The commercial loan segment is further disaggregated into three types: loans secured by multifamily structures, loans secured by owner-occupied commercial structures, and loans secured by non-owner occupied nonresidential properties. The construction and land loan segment consists primarily of developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan. The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists of revolving lines of credit and loans partially guaranteed by the U.S. Small Business Administration. The consumer loan segment consists primarily of stock-secured installment loans, but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

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

The following tables present the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of December 31, 2024 and September 30, 2024:

							Revolving Loans
	December 31, 2024						Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Cost Basis	to Term	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
One-to-four family residential
Performing	$6,191	$32,205	$41,065	$31,565	$24,508	$110,020	$259	$—	$245,813
Non-performing	—	—	—	—	—	21	—	—	21
Total	$6,191	$32,205	$41,065	$31,565	$24,508	$110,041	$259	$—	$245,834
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$27,362	$88,039	$84,241	$65,951	$63,277	$148,441	$3,079	$927	$481,317
Special Mention	—	—	—	—	—	122	—	—	122
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,362	$88,039	$84,241	$65,951	$63,277	$148,563	$3,079	$927	$481,439
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$150	$8,430	$11,374	$—	$—	$5,238	$800	$—	$25,992
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$150	$8,430	$11,374	$—	$—	$5,238	$800	$—	$25,992
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$30	$1,563	$1,463	$1,581	$298	$1,289	$20,428	$303	$26,955
Non-performing	—	—	82	—	—	236	—	—	318
Total	$30	$1,563	$1,545	$1,581	$298	$1,525	$20,428	$303	$27,273
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$—	$1,748	$497	$2,343	$1,783	$3,039	$13,772	$598	$23,780
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$1,748	$497	$2,343	$1,783	$3,039	$13,772	$598	$23,780
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$74	$21	$—	$42	$—	$1,773	$342	$—	$2,252
Non-performing	—	—	—	—	—	—	—	—	—
Total	$74	$21	$—	$42	$—	$1,773	$342	$—	$2,252
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2024						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$32,624	$42,084	$31,711	$25,970	$29,976	$83,378	$342	$—	$246,085
Non-performing	—	—	94	—	22	—	—	—	116
Total	$32,624	$42,084	$31,805	$25,970	$29,998	$83,378	$342	$—	$246,201
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$88,597	$84,674	$66,412	$64,573	$29,568	$122,605	$3,718	$932	$461,079
Special Mention	—	—	—	—	—	124	—	—	124
Substandard	—	—	—	—	—	116	—	—	116
Doubtful	—	—	—	—	—	—	—	—	—
Total	$88,597	$84,674	$66,412	$64,573	$29,568	$122,845	$3,718	$932	$461,319
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$5,650	$10,061	$—	$—	$1,156	$4,069	$1,786	$—	$22,722
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,650	$10,061	$—	$—	$1,156	$4,069	$1,786	$—	$22,722
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Non-performing	—	—	—	—	—	—	—	—	—
Total	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$61	$—	$47	$—	$9	$1,771	$347	$—	$2,235
Non-performing	—	—	—	—	—	—	—	—	—
Total	$61	$—	$47	$—	$9	$1,771	$347	$—	$2,235
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of December 31, 2024 or September 30, 2024. The following table presents the classes of the loan portfolio summarized by the aging categories of loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
December 31, 2024
One-to-four family residential	$243,541	$986	$1,286	$21	$245,834
Commercial real estate	475,484	773	5,182	—	481,439
Construction and land	25,992	—	—	—	25,992
Home equity lines of credit	26,935	20	—	318	27,273
Commercial business	22,480	550	750	—	23,780
Other	2,252	—	—	—	2,252
Total	$796,684	$2,329	$7,218	$339	$806,570

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
September 30, 2024
One-to four-family residential	$245,458	$—	$627	$116	$246,201
Commercial real estate	461,203	—	—	116	461,319
Construction and land	22,722	—	—	—	22,722
Home equity lines of credit	24,492	—	236	—	24,728
Commercial business	23,870	141	—	—	24,011
Other	2,235	—	—	—	2,235
Total	$779,980	$141	$863	$232	$781,216

The following tables present our non-accrual loans and the related ACL by loan type as of December 31, 2024 and September 30, 2024.

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL
	(In thousands)
December 31, 2024
One-to-four family residential	$21	$—	$21
Home loans and lines of credit	318	—	318
Total	$339	$—	$339

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL
	(In thousands)
September 30, 2024
One-to-four family residential	$116	$—	$116
Commercial real estate	116	—	116
Total	$232	$—	$232

The following table identifies our non-performing, collateral dependent loans by collateral type as of December 31, 2024 and September 30, 2024:

	December 31,	September 30,
	2024	2024
Real-estate type:	(In thousands)
One- to four-family residential	$21	$116
Commercial real estate	—	116
Home equity loans and lines of credit	318	—
Total	$339	$232

An ACL is maintained to absorb losses from the loan portfolio. Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL. Since loans individually evaluated for impairment are promptly written down to their fair value, typically there is no portion of the ACL for individually evaluated loans.

The following tables set forth the allocation of the Bank’s ACL by loan category at the dates indicated. The portion of the ACL allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for credit losses is a valuation allocation applicable to the entire loan portfolio. The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2024	$755	$5,334	$624	$30	$805	$—	$—	$7,548
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	103	—	—	103
Provision (credit)	(1)	261	71	3	(125)	—	—	209
Balance- December 31, 2024	$754	$5,595	$695	$33	$783	$—	$—	$7,860

	One-to-Four			Home Equity
	Family	Commercial		Lines of	Commercial
	Residential	Real Estate	Construction	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Effect of adopting ASU 2016-13	7	(589)	(55)	(87)	(133)	(1)	(174)	(1,032)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	(75)	161	301	(40)	39	(1)	—	385
Balance- December 31, 2023	$1,191	$4,849	$718	$80	$845	$—	$—	$7,683

During the three months ended December 31, 2024, the changes in the ACL for each loan category were primarily due to fluctuations in the outstanding balance of each segment of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial real estate portfolio and, to a lesser extent, growth in our construction loan balances during the three months ended December 31, 2024.

The Company’s ACL increased $204 thousand to $8.2 million during the three months ended December 31, 2024. The ACL for on-balance sheet exposures increased to $7.9 million at December 31, 2024 from $7.5 million at September 30, 2024 resulting from additional net provisions for credit losses totaling $209 thousand and $103 thousand in loan recoveries. The Company’s ACL for off-balance sheet loan commitments decreased to $340 thousand at December 31, 2024 from $449 thousand at September 30, 2024 from lower unfunded construction lines of credit.

During the three months ended December 31, 2024, there were no loans modified to borrowers experiencing financial difficulty.

There was one residential loan and one home equity line of credit totaling $257 thousand that were in the process of foreclosure at December 31, 2024.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2024	2024
	(In thousands)

Demand accounts	$131,218	$132,837
Savings accounts	55,271	52,853
NOW accounts	168,776	146,744
Money market accounts	331,629	304,588
Certificates of deposit	148,874	146,674
Retirement certificates	13,064	12,978

	$848,832	$796,674

Included in the Company’s deposits at December 31, 2024 and September 30, 2024 were $29.6 million in brokered certificates of deposit and $20.0 million in certificates of deposit obtained through a national deposit listing service.

At December 31, 2024 and September 30, 2024, the aggregate deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance, were $477.5 million and $380.0 million, respectively.

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of December 31, 2024, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties, and was not significant to the total fair value. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at December 31, 2024 and September 30, 2024.

The following table presents summary information regarding these derivatives as of December 31, 2024 and September 30, 2024.

	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
	(Dollars in thousands)
December 31, 2024
Classified in Other Assets:
Customer interest rate swaps	$34,599	2.9	4.96%	1 Mo. BSBY + 2.44	$1,510
Total	$34,599	2.9	4.96%		$1,510

Classified in Other Liabilities:
3rd Party interest rate swaps	$34,599	2.9	4.96%	1 Mo. BSBY + 2.44	$1,510
Total	$34,599	2.9	4.96%		$1,510

September 30, 2024
Classified in Other Assets:
Customer interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

Classified in Other Liabilities:
3rd Party interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

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

	December 31,	September 30,
	2024	2024
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$735	$620
Unused lines of credit	74,838	88,272
Fixed rate loan commitments	5,554	1,804
Variable rate loan commitments	62,086	26,843
Total	$143,213	$117,539

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

Comparison of Financial Condition at December 31, 2024 and September 30, 2024

Total Assets. Total assets increased $56.5 million, or 5.9%, to $1.0 billion at December 31, 2024 from $951.9 million at September 30, 2024. The increase was attributable to higher interest-earning deposits with banks and higher balances of loans receivable.

Interest Earning Deposits. Total cash and cash equivalents increased $32.9 million, or 128.7%, to $58.5 million at December 31, 2024 from $25.6 million at September 30, 2024 resulting from higher deposits, partially offset by higher loans receivable and investments.

Loans Receivable. Total loans receivable increased $25.3 million, or 3.2%, to $805.5 million at December 31, 2024 from $780.2 million at September 30, 2024. The increase in total loans receivable during the quarter ended December 31, 2024 occurred primarily in commercial real estate loans, which increased $20.1 million, or 4.4%, to $481.4 million, or 59.7% of loans. The Company also grew in construction loans, which increased $3.3 million, and one-to four-family residential real estate loans (including home equity lines of credit), which increased $2.2 million. Partially offsetting these increases were commercial business loans, which decreased $231 thousand.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of December 31, 2024:

	December 31
	2024
	Amount	Percent
	(In thousands)
Owner-occupied
Retail	$45,626	9.5%
Hotel/Motel	43,507	9.0%
Professional	34,795	7.2%
Office	11,975	2.5%
Restaurant	18,565	3.9%
Other	29,029	6.0%
Total owner-occupied	$183,497	38.1%

Non-owner occupied
Retail	$95,493	19.8%
Multi-family	89,862	18.7%
Professional	18,812	3.9%
Office	39,406	8.2%
Restaurant	7,481	1.6%
Hotel/Motel	2,556	0.5%
Other	44,332	9.2%
Total non-owner occupied	$297,942	61.9%
Total commercial real estate loans	$481,439	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons including, but not limited to, payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at December 31, 2024:

December 31, 2024
	Number of
LTV range	Loans	Amount
(Dollars in thousands)
0%-25.0%	111	$46,530
25.01%-50.0%	125	125,002
50.01%-60.0%	75	121,156
60.01%-70.0%	98	127,570
70.01%-75.0%	32	47,312
75.01%-80.0%	6	12,648
> 80.0%	1	1,221
Totals	448	$481,439

As of December 31, 2024 and September 30, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital were estimated at approximately 280% and 270%, respectively. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Our asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of December 31, 2024 and September 30, 2024, we had $0 and $116 thousand of non-performing commercial real estate loans, respectively.

Total non-performing loans increased $107 thousand, or 46.1%, to $339 thousand at December 31, 2024 from $232 thousand at September 30, 2024. The increase was due to the addition of two loans secured by residential mortgages, partially offset by the payoff of one loan secured by commercial real estate. The ratio of non-performing loans to total loans increased to 0.04% at December 31, 2024 from 0.03% at September 30, 2024.

The allowance for credit losses increased $204 thousand to $8.2 million, or 1.02% of total loans receivable, during the three months ended December 31, 2024. Growth in loans receivable during the quarter resulted in additional provisions for credit losses totaling $101 thousand and the Company recorded $103 thousand in net loan recoveries. The Company’s allowance for on-balance sheet credit losses increased to $7.9 million at December 31, 2024 from $7.5 million at September 30, 2024 while its reserve for off-balance sheet commitments decreased to $340 thousand at December 31, 2024 from $449 thousand at September 30, 2024.

The allowance for on-balance sheet loan losses as a percentage of non-performing loans decreased to 2,318.6% at December 31, 2024 from 3,253.5% at September 30, 2024. The allowance for on-balance sheet loan losses as a percentage of total loans was 0.97% at December 31, 2024 and September 30, 2024, respectively. Future increases in the allowance for credit losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Investment Securities. At December 31, 2024, investment securities totaled $98.0 million, reflecting an increase of $2.6 million, or 2.7%, from $95.4 million at September 30, 2024. The increase resulted from $4.9 million purchase of mortgage-backed securities, offset by principal repayments totaling $2.1 million and a $237 thousand decrease in the market value of the Company’s available-for-sale investment securities during the three months ended December 31, 2024.

Investment securities at December 31, 2024 consisted of $68.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $19.0 million in U.S. government-sponsored enterprise debt securities, $7.1 million in corporate notes, $3.4 million in municipal bonds, and $187 thousand in “private-label” mortgage-backed securities. There was no allowance for credit losses for the Company’s investment securities for the three months ended December 31, 2024.

Deposits. Total deposits increased $52.2 million, or 6.5%, to $848.8 million at December 31, 2024 from $796.7 million at September 30, 2024. The inflow in deposits occurred in money market accounts, which increased $27.0 million, or 8.9%, to $331.6 million, in interest-bearing checking accounts, which increased $22.0 million, or 15.0%, to $168.8 million, in savings accounts, which increased $2.4 million, or 4.6%, to $55.3 million, and in certificates of deposit (including individual retirement accounts), which increased $2.3 million, or 1.4%, to $161.9 million. Partially offsetting these increases was a $1.6 million, or 1.2%, decrease in non-interest bearing checking accounts to $131.2 million.

Borrowed Funds. Borrowings increased $1.9 million, or 6.5%, to $30.4 million at December 31, 2024 from $28.6 million at September 30, 2024. During the three months ended December 31, 2024, the Company borrowed an additional $1.9 million from the Federal Home Loan Bank of New York under a program that provides a zero-cost advance for a three-year term.

Stockholders’ Equity. Stockholders’ equity increased $1.1 million, or 1.0%, to $111.7 million at December 31, 2024 from $110.5 million at September 30, 2024. The increase was due to the results from operations, partially offset by dividends paid totaling $0.09 per share and the repurchase of 31,737 shares during the quarter at an average share price of $13.75. The Company’s book value per share increased to $17.23 at December 31, 2024 from $16.98 at September 30, 2024.

Average Balance Sheets for the Three Months Ended December 31, 2024 and 2023

The following table presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2024 and 2023. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended December 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$33,054	$370	4.44%	$70,954	$928	5.19%
Loans receivable, net (1)	786,040	11,864	5.99%	703,238	10,082	5.69%
Securities
Taxable	91,814	603	2.60%	92,694	478	2.05%
Tax-exempt (2)	3,370	18	2.15%	3,370	18	2.15%
FHLBNY stock	2,394	55	9.05%	2,290	55	9.53%
Total interest-earning assets	916,672	12,910	5.59%	872,546	11,561	5.26%
Noninterest-earning assets	53,992			49,628
Total assets	$970,664			$922,174

Interest-bearing liabilities:
Savings accounts (3)	$53,440	90	0.67%	$60,661	87	0.57%
NOW accounts (4)	465,382	3,540	3.02%	413,731	3,156	3.03%
Time deposits (5)	161,842	1,624	3.98%	107,207	834	3.09%
Total interest-bearing deposits	680,664	5,254	3.06%	581,599	4,077	2.78%
Borrowings	29,556	208	2.80%	29,604	236	3.16%
Total interest-bearing liabilities	710,220	5,462	3.05%	611,203	4,313	2.80%
Noninterest-bearing liabilities	148,100			204,225
Total liabilities	858,320			815,428
Retained earnings	112,344			106,746
Total liabilities and retained earnings	$970,664			$922,174

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$7,444			$7,244
Interest rate spread			2.54%			2.46%
Net interest-earning assets	$206,452			$261,343
Net interest margin (6)			3.22%			3.29%
Average interest-earning assets to average interest-bearing liabilities	129.07%			142.76%

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

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

Net Income. Net income increased $443 thousand, or 26.2%, to $2.1 million for the three-month period ended December 31, 2024 compared with net income of $1.7 million for the three months ended December 31, 2023. The increase was due to higher net interest income, lower provisions for credit losses and higher other income, partially offset by higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $200 thousand, or 2.8%, to $7.4 million for the three months ended December 31, 2024 from $7.2 million for the three months ended December 31, 2023. The increase was attributable to a $44.1 million increase in the average balance of interest-earning assets between periods, partially offset by a seven-basis point decrease in the Company’s net interest margin to 3.22% for the three months ended December 31, 2024 from 3.29% for the three months ended December 31, 2023.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 11.7%, to $12.9 million for the three months ended December 31, 2024 compared with $11.6 million for the three months ended December 31, 2023. The increase was attributable to a 33-basis point increase in the yield on earning assets to 5.59% for the three months ended December 31, 2024 from 5.26% for the three months ended December 31, 2023 as well as a $44.1 million, or 5.1%, increase in the average balance of interest-earning assets. The increase in yield on the Company’s assets was attributable to higher market interest rates on loans and investments between periods.

The average balance of loans receivable, net of allowance for credit losses, increased $82.8 million to $786.0 million during the three months ended December 31, 2024 from $703.2 million during the three months ended December 31, 2023, while the yield on loans receivable increased 30 basis points to 5.99% for the three months ended December 31, 2024 from 5.69% for the three months ended December 31, 2023 due to higher market interest rates. The higher average balance and yield accounted for a $1.8 million, or 17.7%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, decreased $433 thousand, or 30.5%, to $987 thousand for the three months ended December 31, 2024 from $1.4 million for the three months ended December 31, 2023. The average yield on such assets decreased 33 basis points to 3.06% for the three months ended December 31, 2024 from 3.39% for the three months ended December 31, 2023 while the average balance of investment securities and interest-earning deposits decreased by $38.8 million, or 23.2%, to $128.2 million for the three months ended December 31, 2024 from $167.0 million for the three months ended December 31, 2023.

Interest Expense. Interest expense increased $1.2 million, or 26.6%, to $5.5 million for the three months ended December 31, 2024 from $4.3 million for the three months ended December 31, 2023. The cost of interest-bearing liabilities increased 25 basis points to 3.05% for the three months ended December 31, 2024 compared with 2.80% for the three months ended December 31, 2023 while the average balance of interest-bearing liabilities increased $99.0 million, or 16.2%, to $710.2 million.

The average balance of interest-bearing deposits increased $99.1 million, or 17.0%, to $680.7 million for the three months ended December 31, 2024 from $581.6 million for the three months ended December 31, 2023, while the average cost of such deposits increased 28 basis points to 3.06% from 2.78%. As a result, interest paid on interest-bearing deposits increased $1.2 million to $5.3 million for the three months ended December 31, 2024 compared with $4.1 million for the three months ended December 31, 2023.

Interest paid on borrowings decreased $28 thousand, or 11.9%, to $208 thousand for the three months ended December 31, 2024 from $236 thousand for the three months ended December 31, 2023. While the average balance of borrowings only decreased $48 thousand to $29.5 million for the three months ended December 31, 2024 compared to $29.6 million for the three months ended December 31, 2023, the cost of the borrowings decreased by 36 basis points to 2.80% for the three months ended December 31, 2024 from 3.16% for the three months ended December 31, 2023.

Provision for Credit Losses. The provision for credit losses decreased to $101 thousand for the three months ended December 31, 2024 compared to $481 thousand for the three months ended December 31, 2023. Provisions for on-balance sheet credit losses were $209 thousand from growth in total loans receivable during the quarter and net recoveries of previously charged-off commercial business loans totaling $103 thousand. The Company reduced its allowance for off-balance sheet credit losses by $108 thousand from the contraction in unfunded lines of credit during the quarter.

Other Income. Other income increased $347 thousand, or 57.0%, to $956 thousand during the three months ended December 31, 2024 compared to $609 thousand for the three months ended December 31, 2023. The increase was the result of higher gains on the sale of other real estate owned, which totaled $224 thousand for the three months ended December 31, 2024 compared with $0 for the three months ended December 31, 2023, and higher gains on the sale of SBA loans, which totaled $236 thousand for the three months ended December 31, 2024 compared with $129 thousand for the three months ended December 31, 2023. In addition, income on bank owned life insurance increased $72 thousand, or 75.8%, to $167 thousand from the Company’s restructure of policies totaling $7.9 million during the quarter ended September 30, 2024.

Other Expenses. Other expenses increased $389 thousand, or 7.7%, to $5.4 million during the three months ended December 31, 2024 compared to $5.0 million for the three months ended December 31, 2023. The increase was attributable to higher compensation and occupancy expenses, partially offset by lower data processing expenses.

Compensation and benefit expenses increased $234 thousand, or 8.2%, to $3.1 million due to the additions of a commercial lender and a commercial credit analyst, higher medical insurance expenses, higher incentive accruals and annual merit increases. Occupancy expenses increased $201 thousand, or 25.4%, to $991 thousand due to the opening and operation of the Bank’s new branch office in Martinsville, NJ. In addition, the Company incurred one-time lease termination expenses totaling $130,000 related to the closure of the Bank’s Bridgewater office during the three months ended December 31, 2024. The relocation of the Bank’s branch office from Bridgewater to Martinsville is expected to save the Company $225 thousand per year.

Data processing expenses decreased $49 thousand, or 35.0%, to $91 thousand for the three months ended December 31, 2024 from $140 thousand for the three months ended December 31, 2023. During the three months ended December 31, 2024, the Bank extended its core services contract, resulting in the expedited usage of existing flex credits available under the original contract term.

Income Tax Expense. The Company recorded tax expense of $805 thousand on pre-tax income of $2.9 million for the three months ended December 31, 2024, compared to tax expense of $700 thousand on pre-tax income of $2.4 million for the three months ended December 31, 2023. The Company’s effective tax rate for the three months ended December 31, 2024 was 27.9% compared with 29.8% for the three months ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at December 31, 2024, we had an aggregate borrowing capacity of $135.3 million. There has been no material adverse change during the nine months ended December 31, 2024 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2024, the Company had commitments outstanding under letters of credit totaling $735 thousand, commitments to originate loans totaling $67.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $74.8 million. There has been no material change during the current quarter ended December 31, 2024 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2024, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 11.20%, and total qualifying capital as a percentage of risk-weighted assets was 15.65%.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the U.S. Securities and Exchange Commission on December 19, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 31,737 shares of its common stock during the three months ended December 31, 2024. Through December 31, 2024, the Company held 618,204 shares in treasury that were repurchased at a weighted average price of $12.58 pursuant to stock repurchase plans. On December 8, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares, 8,673 shares of which remained subject to repurchase under the plan at December 31, 2024.

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2024.

	Total Number	Average	Total Number of Shares Repurchased as Part of	Remaining Number of Shares That
	of Shares	Price Paid	Publicly Announced	May be Purchased
Periods	Purchased	Per Share	Plans or Programs	Under the Plan
October 1, 2024 through October 31, 2024	2,394	$12.38	299,130	38,016
November 1, 2024 through November 30, 2024	6,401	$13.18	305,531	31,615
December 1, 2024 through December 31, 2024	22,942	$13.87	328,473	8,673

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a.)	Not applicable.

b.)	During the three months ended December 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 13, 2025	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 13, 2025	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer