Form 10-Q
period 2025-03-31
Magyar Bancorp, Inc.
filed 2025-05-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at May 1, 2025 was 6,470,948

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$2,224	$1,577
Interest earning deposits with banks	70,719	24,019
Total cash and cash equivalents	72,943	25,596

Investment securities - available for sale, at fair value	19,345	15,616
Investment securities - held to maturity, at amortized cost (fair value of $67,121 and $72,617 at March 31, 2025 and September 30, 2024, respectively)	74,638	79,816
Federal Home Loan Bank of New York stock, at cost	2,590	2,349
Loans receivable	808,993	780,162
Allowance for credit losses-loans	(7,936)	(7,548)
Bank owned life insurance	20,426	23,342
Accrued interest receivable	5,262	5,056
Premises and equipment, net	12,545	12,545
Other real estate owned ("OREO")	2,537	3,725
Other assets	10,520	11,259
Total assets	$1,021,863	$951,918

Liabilities and Stockholders' Equity
Liabilities
Deposits	$857,679	$796,674
Escrowed funds	4,547	4,310
Borrowings	33,924	28,568
Accrued interest payable	734	891
Accounts payable and other liabilities	10,689	10,927
Total liabilities	907,573	841,370

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at March 31, 2025 and September 30, 2024, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,473,872 and 6,509,358 shares outstanding at March 31, 2025 and September 30, 2024, respectively, at cost	71	71
Additional paid-in capital	63,430	63,085
Treasury stock: 623,953 and 588,467 shares at March 31, 2025 and September 30, 2024, respectively, at cost	(7,860)	(7,364)
Unearned Employee Stock Ownership Plan shares	(2,920)	(2,972)
Retained earnings	62,466	58,644
Accumulated other comprehensive loss	(897)	(917)

Total stockholders' equity	114,290	110,548

Total liabilities and stockholders' equity	$1,021,863	$951,918

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Unaudited)
Interest and dividend income
Loans, including fees	$12,132	$10,540	$23,995	$20,622
Investment securities and interest earning deposits
Taxable	1,322	1,310	2,294	2,716
Tax-exempt	14	14	29	29
Federal Home Loan Bank of New York stock	56	56	110	111
Total interest and dividend income	13,524	11,920	26,428	23,478

Interest expense
Deposits	5,425	4,775	10,677	8,853
Borrowings	223	222	431	457
Total interest expense	5,648	4,997	11,108	9,310
Net interest and dividend income	7,876	6,923	15,320	14,168

Provision for (recovery of) credit losses-loans	70	(74)	279	310
(Recovery of) provision for credit losses-unfunded commitments	(100)	88	(208)	185
Total (recovery of) provision for credit losses	(30)	14	71	495
Net interest and dividend income after
provision for (recovery of) credit losses	7,906	6,909	15,249	13,673

Other income
Service charges	485	294	807	597
Income on bank owned life insurance	162	91	329	186
Other operating income	9	24	17	46
Gains on premises and equipment	—	—	—	60
Gains on SBA loans	612	213	848	342
Net gains on OREO	—	—	224	—
Total other income	1,268	622	2,225	1,231

Other expenses
Compensation and employee benefits	3,226	3,008	6,307	5,855
Occupancy expenses	849	803	1,840	1,593
Professional fees	169	178	368	404
Data processing expenses	122	147	213	287
Director fees and benefits	198	207	399	431
Marketing and business development	120	98	248	195
FDIC deposit insurance premiums	114	105	222	209
Other expenses	600	562	1,212	1,156
Total other expenses	5,398	5,108	10,809	10,130
Income before income tax expense	3,776	2,423	6,665	4,774
Income tax expense	1,095	$526	1,900	$1,225
Net income	$2,681	$1,897	$4,765	$3,549

Earnings per share - basic	$0.43	$0.30	$0.77	$0.56
Earnings per share - diluted	$0.43	$0.30	$0.76	$0.56
Weighted average shares outstanding - basic	6,222,951	6,372,034	6,227,560	6,360,801
Weighted average shares outstanding - diluted	6,225,134	6,372,034	6,234,328	6,360,801

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Unaudited)

Net income	$2,681	$1,897	$4,765	$3,549
Other comprehensive income
Unrealized (loss) gain on securities available for sale	263	(84)	26	500
Other comprehensive (loss) income, before tax	263	(84)	26	500
Deferred income tax effect	(65)	21	(6)	(123)
Total other comprehensive income (loss)	$198	$(63)	$20	$377
Total comprehensive income	$2,879	$1,834	$4,785	$3,926

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Six Months Ended March 31, 2025 and 2024

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2024	6,509,358	$71	$63,085	$(7,364)	$(2,972)	$58,644	$(916)	$110,548
Net income	—	—	—	—	—	2,085	—	2,085
Dividends paid on common stock ($0.09 per share)	—	—	—	—	—	(569)	—	(569)
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
Treasury stock used for exercised stock options	2,000	—	—	24	—	—	—	24
ESOP shares allocated	—	—	17	—	26	—	—	43
Purchase of treasury stock	(31,737)	—	—	(437)	—	—	—	(437)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2024	6,479,621	71	63,263	(7,777)	(2,946)	60,160	(1,095)	111,676
Net income	—	—	—	—	—	2,681	—	2,681
Dividends paid on common stock ($0.06 per share)	—	—	—	—	—	(375)	—	(375)
Other comprehensive income	—	—	—	—	—	—	198	198
ESOP shares allocated	—	—	18	—	26	—	—	44
Purchase of treasury stock	(5,749)	—	—	(83)	—	—	—	(83)
Stock-based compensation expense	—	—	149	—	—	—	—	149
Balance, March 31, 2025	6,473,872	$71	$63,430	$(7,860)	$(2,920)	$62,466	$(897)	$114,290

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790
Net income	—	—	—	—	—	1,652	—	1,652
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(716)	—	(716)
Effect of adopting ASU 2016-13	—	—	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	—	—	440	440
ESOP shares allocated	—	—	—	—	50	—	—	50
Purchase of treasury stock	(19,232)	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2023	6,654,952	71	62,962	(5,554)	(3,047)	53,456	(1,349)	106,539
Net income	—	—	—	—	—	1,897	—	1,897
Dividends paid on common stock ($0.05 per share)	—	—	—	—	—	(326)	—	(326)
Other comprehensive loss	—	—	—	—	—	—	(63)	(63)
ESOP shares allocated	—	—	9	—	25	—	—	34
Purchase of treasury stock	(52,513)	—	—	(608)	—	—	—	(608)
Stock-based compensation expense	—	—	162	—	—	—	—	162
Balance, March 31, 2024	6,602,439	$71	$63,133	$(6,162)	$(3,022)	$55,027	$(1,412)	$107,635

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Six Months Ended
	March 31,
	2025	2024
	(Unaudited)
Operating activities
Net income	$4,765	$3,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	477	440
(Discount) premium (accretion) amortization on investment securities, net	(1)	35
Provision for credit losses	71	495
Provision for loss on other real estate owned	57	—
Originations of SBA loans held for sale	(8,941)	(3,771)
Proceeds from the sales of SBA loans	9,789	4,113
Gains on sale of SBA loans	(848)	(342)
Gains on the sales of other real estate owned	(281)	—
Gains on the sale of premises and equipment	—	(60)
ESOP compensation expense	87	84
Stock-based compensation expense	310	323
Deferred income tax expense	15	103
Increase in accrued interest receivable	(206)	(415)
Income on bank owned life insurance	(329)	(186)
Decrease in other assets	718	825
(Decrease) increase in accrued interest payable	(157)	246
Decrease in accounts payable and other liabilities	(238)	(1,662)
Net cash provided by operating activities	5,288	3,777

Investing activities
Net increase in loans receivable	(28,514)	(45,931)
Purchases of investment securities held-to-maturity	(2,446)	(4,000)
Purchases of investment securities available-for-sale	(4,415)	(1,953)
Proceeds from maturities of investment securities held-to-maturity	4,500	—
Principal repayments on investment securities held-to-maturity	3,116	6,367
Principal repayments on investment securities available-for-sale	721	660
Redemption of bank owned life insurance	3,245	—
Purchases of premises and equipment, net	(477)	(253)
Proceeds from the sale of premises and land	—	776
Proceeds from the sale of other real estate owned	1,412	—
Purchase of Federal Home Loan Bank stock	(309)	(120)
Redemption of Federal Home Loan Bank stock	68	133
Net cash used in investing activities	(23,099)	(44,321)
Financing activities
Net increase in deposits	61,005	19,435
Net increase in escrowed funds	237	1,127
Proceeds from long-term advances	6,856	1,690
Repayments of long-term advances	(1,500)	(2,409)
Proceeds from exercise of stock options	24	—
Dividends paid on common stock	(944)	(1,042)
Purchase of treasury stock	(520)	(800)
Net cash provided by financing activities	65,158	18,001
Net increase (decrease) in cash and cash equivalents	47,347	(22,543)
Cash and cash equivalents, beginning of period	25,596	72,532

Cash and cash equivalents, end of period	$72,943	$49,989

Supplemental disclosures of cash flow information
Cash paid for
Interest	$11,266	$9,064
Income taxes	$2,275	$1,570
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$842
Adoption of ASU 2016-13	$—	$354
Change in fair value of swap asset/liability	$(456)	$(568)

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

Operating results for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025 or for any other period. The September 30, 2024 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended March 31, 2025 and 2024. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$2,681	$1,897	$4,765	$3,549
Weighted average shares outstanding - basic	6,222,951	6,372,034	6,227,560	6,360,801
Weighted average shares outstanding - diluted	6,225,134	6,372,034	6,234,328	6,360,801
Earnings per share - basic	$0.43	$0.30	$0.77	$0.56
Earnings per share - diluted	$0.43	$0.30	$0.76	$0.56

Options to purchase 281,200 shares of common stock at a weighted average strike price of $12.58 and 87,240 shares of restricted shares at a weighted average price of $12.62 were outstanding at March 31, 2025 and included in the calculation of diluted earnings per share. Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 124,320 shares of restricted shares at a weighted average price of $12.63 were outstanding at March 31, 2024 but were not included in the calculation of diluted EPS because they were anti-dilutive.

NOTE E – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

The following is a summary of the status of the Company’s stock option activity and related information for the six months ended March 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2024	293,200	$12.58	7.98	$—
Granted	—	—	—	—
Exercised	(2,000)	12.25	—	—
Forfeited	(10,000)	12.70	—	—
Expired	—	—	—	—
Balance at March 31, 2025	281,200	$12.58	7.48	$371,184

Exercisable at March 31, 2025	115,280	$12.58	7.48	$152,170

The following is a summary of the status of the Company’s non-vested restricted shares for the six months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2024	93,240	$12.63
Granted	—	—
Vested	—	—
Forfeited	(6,000)	12.70
Balance at March 31, 2025	87,240	$12.62

Stock option and stock award expenses included with compensation expense were $63 thousand and $85 thousand for the three months ended March 31, 2025 and $63 thousand and $98 thousand for the three months ended March 31, 2024, respectively.

Stock option and stock award expenses included with compensation expense were $127 thousand and $184 thousand for the six months ended March 31, 2025 and $127 thousand and $196 thousand for the six months ended March 31, 2024, respectively.

At March 31, 2025, total compensation cost not yet recognized for the Company’s unvested stock options and stock awards was $1.6 million and will be recognized through September 2027. The Company had no other stock-based compensation plans as of March 31, 2025 except as disclosed below.

The Company maintains a stock repurchase plan pursuant to which the Company may repurchase up to 5% of its outstanding shares, or up to 337,146 shares, under which 334,222 shares had been repurchased at an average price of $12.13 through March 31, 2025. Under this stock repurchase program, 2,924 shares of the 337,146 shares authorized remained available for repurchase as of March 31, 2025. The Company’s intended use of the repurchased shares is for general corporate purposes. The Company held treasury stock shares totaling 623,953 at March 31, 2025. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet certain eligibility requirements. The ESOP trust purchases shares of common stock in the open market using proceeds of a loan from the Company. The loan is secured by shares of the Company’s stock. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, “Employer’s Accounting for Employee Stock Ownership Plans.” As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

At March 31, 2025, ESOP shares allocated to participants totaled 186,940. Unallocated ESOP shares held in suspense totaled 278,163 with an aggregate fair value of $3.9 million. The Company's contribution expense for the ESOP was $44 thousand and $35 thousand for the three months ended March 31, 2025 and 2024, respectively, and $87 thousand and $84 thousand for the six months ended March 31, 2025 and 2024, respectively.

NOTE F – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three and six months ended March 31, 2025 and 2024. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2025			2024
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Benefit	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$263	$(65)	$198	$(84)	$21	$(63)
Total unrealized holding gain (loss) arising during period	263	(65)	198	(84)	21	(63)
Other comprehensive income (loss), net	$263	$(65)	198	$(84)	$21	$(63)
(a) All amounts are net of tax. Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments

	Six Months Ended March 31,
	2025			2024
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain arising during period on:
Available-for-sale investments	$26	$(6)	$20	$500	$(123)	$377
Total unrealized holding gain arising during period	26	(6)	20	500	(123)	377
Other comprehensive income, net	$26	$(6)	20	$500	$(123)	377
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

	Fair Value on a Recurring Basis
	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2025
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$83	$—	$83	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	15,163	—	15,163	—
Corporate securities	4,099	—	4,099	—
Total securities available for sale	$19,345	$—	$19,345	$—
Derivative assets	949	—	949	—
Total assets	$20,294	$—	$20,294	$—

Liabilities:
Derivative liabilities	$949	$—	$949	$—
Total liabilities	$949	$—	$949	$—

	Fair Value on a Recurring Basis
	Total	Level 1	Level 2	Level 3
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

Other Real Estate owned

Other real estate owned is measured and reported at fair value through specific allocations of the allowance for credit losses based on the fair value of the underlying collateral.

The following tables provide the level of valuation assumptions used to determine the carrying value of the other real estate owned measured at fair value on a non-recurring basis at March 31, 2025 and September 30, 2024.

	Total	Level 1	Level 2	Level 3
March 31, 2025	(In thousands)
Other real estate owned	$2,537	—	—	$2,537
Total	$2,537	$—	$—	$2,537

	Total	Level 1	Level 2	Level 3
September 30, 2024	(In thousands)
Other real estate owned	$1,501	—	—	$1,501
Total	$1,501	$—	$—	$1,501

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
March 31, 2025	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$2,537	Appraisal	Liquidation expenses (1)	-1.5% to -19.6% (-7.0%)

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
September 30, 2024	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$1,501	Appraisal	Liquidation expenses (1)	-13.0% to -19.6% (-14.6%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2025 and September 30, 2024.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company and, therefore, is not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2025
Financial instruments - assets
Investment securities held to maturity	$74,638	$67,121	$—	$67,121	$—
Loan receivable net allowance for credit losses	801,057	799,699	—	—	799,699

Financial instruments - liabilities
Certificates of deposit including retirement certificates	165,714	165,086	—	165,086	—
Borrowings	33,924	33,381	—	33,381	—

September 30, 2024
Financial instruments - assets
Investment securities held to maturity	$79,816	$72,617	$—	$72,617	$—
Loan receivable net allowance for credit losses	772,614	766,822	—	—	766,822

Financial instruments - liabilities
Certificates of deposit including retirement certificates	159,652	159,582	—	159,582	—
Borrowings	28,568	28,151	—	28,151	—

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at March 31, 2025:

	March 31, 2025
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$92	$—	$(9)	$—	$83
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	16,357	51	(1,245)	—	15,163
Corporate securities	4,000	99	—	—	4,099
Total securities available-for-sale	$20,449	$150	$(1,254)	$—	$19,345
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,901	$—	$(699)	$—	$6,202
Mortgage-backed securities - commercial	4,051	38	(34)	—	4,055
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	42,564	2	(5,576)	—	36,990
Debt securities	14,500	—	(675)	—	13,825
Private label mortgage-backed securities - residential	183	—	(5)	—	178
Obligations of state and political subdivisions	3,439	—	(428)	—	3,011
Corporate securities	3,000	—	(140)	—	2,860
Total securities held-to-maturity	$74,638	$40	$(7,557)	$—	$67,121
Total investment securities	$95,087	$190	$(8,811)	$—	$86,466

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

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At March 31, 2025 and September 30, 2024, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following tables summarize the amortized cost of held-to-maturity debt securities at March 31, 2025 and September 30, 2024, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
March 31, 2025	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,901	$—	$—
Mortgage-backed securities - commercial	4,051	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	42,564	—	—
Debt securities	14,500	—	—
Private label mortgage-backed securities - residential	183	—	—
Obligations of state and political subdivisions	3,439	—	—
Corporate securities	3,000	—	—
Totals	$74,638	$—	$—

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
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

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities available-for-sale at March 31, 2025 are summarized in the following table:

	March 31, 2025
	Amortized	Fair
	Cost	Value
Securities available-for-sale	(In thousands)
Debt securities:
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	4,000	4,099
Due after 10 years	—	—
Total debt securities	4,000	4,099

Mortgage-backed securities:
Residential	16,449	15,246
Commercial	—	—
Total mortgage-backed securities	16,449	15,246
Total securities available-for-sale	$20,449	$19,345

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities held-to-maturity at March 31, 2025 are summarized in the following table:

	March 31, 2025
	Amortized	Fair
	Cost	Value
Securities held-to-maturity	(In thousands)
Debt securities:
Due within 1 year	$5,000	$4,955
Due after 1 but within 5 years	14,477	13,547
Due after 5 but within 10 years	1,462	1,194
Due after 10 years	—	—
Total debt securities	20,939	19,696

Mortgage backed securities:
Residential	49,648	43,370
Commercial	4,051	4,055
Total mortgage-backed securities	53,699	47,425
Total securities held-to-maturity	$74,638	$67,121

As of March 31, 2025 and September 30, 2024, investment securities having a carrying amount of approximately $12.2 million and $12.5 million, respectively, were pledged to secure public deposits.

NOTE I – UNREALIZED LOSSES ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company recognizes an allowance for credit losses (“ACL”) on debt securities in earnings through a provision for credit losses while non credit-related impairment on debt securities not expected to be sold are recognized in other comprehensive income.

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at March 31, 2025 and September 30, 2024 are as following tables:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
March 31, 2025
Securities available-for-sale
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$84	$(9)	$84	$(9)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	9	1,947	(3)	7,153	(1,242)	9,100	(1,245)
Total	10	$1,947	$(3)	$7,237	$(1,251)	$9,184	$(1,254)

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
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

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2025	2024
	(In thousands)

One-to-four family residential	$247,493	$246,201
Commercial real estate	495,236	461,319
Construction and land	17,497	22,722
Home equity loans and lines of credit	27,209	24,728
Commercial business	21,045	24,011
Other	1,752	2,235
Total loans receivable	810,232	781,216
Net deferred loan costs	(1,239)	(1,054)
Total loans receivable, net	$808,993	$780,162

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as severe delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s Asset Review Committee performs monthly reviews of all commercial relationships internally rated 6 (“Watch”) or worse. Confirmation of appropriate risk grading is performed by an external loan review company that semi-annually reviews and assesses loans within the portfolio.  Generally, the external consultant reviews commercial relationships greater than $500 thousand and/or criticized relationships greater than $250 thousand. Detailed reviews, including plans for resolution, are performed on adversely classified loans on a monthly basis.

The following tables present the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of March 31, 2025 and September 30, 2024:

	March 31, 2025						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$10,321	$33,408	$40,363	$30,058	$24,262	$107,453	$1,547	$—	$247,412
Non-performing	—	—	81	—	—	—	—	—	81
Total	$10,321	$33,408	$40,444	$30,058	$24,262	$107,453	$1,547	$—	$247,493
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$43,117	$87,468	$89,687	$66,537	$57,246	$146,977	$4,204	$—	$495,236
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$43,117	$87,468	$89,687	$66,537	$57,246	$146,977	$4,204	$—	$495,236
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$—	$9,522	$2,448	$—	$—	$5,527	$—	$—	$17,497
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$9,522	$2,448	$—	$—	$5,527	$—	$—	$17,497
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$631	$1,365	$1,494	$1,702	$852	$2,372	$18,793	$—	$27,209
Non-performing	—	—	—	—	—	—	—	—	—
Total	$631	$1,365	$1,494	$1,702	$852	$2,372	$18,793	$—	$27,209
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$249	$1,300	$487	$2,116	$1,115	$2,669	$13,109	$—	$21,045
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$249	$1,300	$487	$2,116	$1,115	$2,669	$13,109	$—	$21,045
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$74	$20	$—	$36	$—	$1,428	$194	$—	$1,752
Non-performing	—	—	—	—	—	—	—	—	—
Total	$74	$20	$—	$36	$—	$1,428	$194	$—	$1,752
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2024						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$32,624	$42,084	$31,711	$25,970	$29,976	$83,378	$342	$—	$246,085
Non-performing	—	—	94	—	22	—	—	—	116
Total	$32,624	$42,084	$31,805	$25,970	$29,998	$83,378	$342	$—	$246,201
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$88,597	$84,674	$66,412	$64,573	$29,568	$122,605	$3,718	$932	$461,079
Special Mention	—	—	—	—	—	124	—	—	124
Substandard	—	—	—	—	—	116	—	—	116
Doubtful	—	—	—	—	—	—	—	—	—
Total	$88,597	$84,674	$66,412	$64,573	$29,568	$122,845	$3,718	$932	$461,319
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$5,650	$10,061	$—	$—	$1,156	$4,069	$1,786	$—	$22,722
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,650	$10,061	$—	$—	$1,156	$4,069	$1,786	$—	$22,722
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Non-performing	—	—	—	—	—	—	—	—	—
Total	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$61	$—	$47	$—	$9	$1,771	$347	$—	$2,235
Non-performing	—	—	—	—	—	—	—	—	—
Total	$61	$—	$47	$—	$9	$1,771	$347	$—	$2,235
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of March 31, 2025 and September 30, 2024. The following tables present the classes of the loan portfolio summarized by the aging categories of loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
March 31, 2025
One-to-four family residential	$244,467	$2,675	$270	$81	$247,493
Commercial real estate	489,530	5,416	290	—	495,236
Construction and land	17,497	—	—	—	17,497
Home equity lines of credit	27,189	20	—	—	27,209
Commercial business	20,786	259	—	—	21,045
Other	1,752	—	—	—	1,752
Total	$801,221	$8,370	$560	$81	$810,232

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(Iin thousands)
September 30, 2024
One-to four-family residential	$245,458	$—	$627	$116	$246,201
Commercial real estate	461,203	—	—	116	461,319
Construction and land	22,722	—	—	—	22,722
Home equity lines of credit	24,492	—	236	—	24,728
Commercial business	23,870	141	—	—	24,011
Other	2,235	—	—	—	2,235
Total	$779,980	$141	$863	$232	$781,216

The following tables present our non-accrual loans and the related ACL by loan type as of March 31, 2025 and September 30, 2024.

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL

March 31, 2025
One-to-four family residential	$81	$—	$81
Total	$81	$—	$81

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL

September 30, 2024
One-to-four family residential	$116	$—	$116
Commercial real estate	116	—	116
Total	$232	$—	$232

The following table identifies our non-performing, collateral dependent loans by collateral type as of March 31, 2025 and September 30, 2024:

	March 31,	September 30,
	2025	2024
Real-estate type:	(In thousands)
One- to four-family residential	$81	$116
Commercial real estate	—	116
Total	$81	$232

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

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2024	$755	$5,334	$624	$30	$805	$—	$—	$7,548
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	103	—	—	103
Provision (credit)	(1)	261	71	3	(125)	—	—	209
Balance- December 31, 2024	$754	$5,595	$695	$33	$783	$—	$—	$7,860
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	5	—	—	5
Provision (credit)	1	54	(169)	2	(17)	—	200	71
Balance- March 31, 2025	$755	$5,649	$526	$35	$771	$—	$200	$7,936

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Effect of adopting ASU 2016-13	7	(589)	(55)	(87)	(133)	(1)	(174)	(1,032)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	(75)	161	301	(40)	39	(1)	—	385
Balance- December 31, 2023	$1,191	$4,849	$718	$80	$845	$—	$—	$7,683
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	65	—	—	—	—	65
Provision (credit)	(421)	237	77	(28)	78	3	—	(54)
Balance- March 31, 2024	$770	$5,086	$860	$52	$923	$3	$—	$7,694

During the six months ended March 31, 2025, the changes in the ACL for each loan category were primarily due to fluctuations in the outstanding balance of each segment of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial real estate portfolio and significant contraction in our construction loan balances during the six months ended March 31, 2025.

The Company’s ACL increased $179 thousand to $8.2 million, or 0.98% of total loan receivable during the six months ended March 31, 2025. Growth in loans receivable during the six months ended March 31, 2025 resulted in additional provisions for credit losses totaling $71 thousand and the Company recorded $108 thousand in net loan recoveries. The Company’s allowance for on-balance sheet credit losses increased to $7.9 million at March 31, 2025 from $7.5 million at September 30, 2024 while its reserve for off-balance sheet commitments decreased to $240 thousand at March 31, 2025 from $449 thousand at September 30, 2024.

During the six months ended March 31, 2025, there were no loans modified to borrowers experiencing financial difficulty.

There was one residential loan totaling $81 thousand that was in the process of foreclosure at March 31, 2025.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2025	2024
	(In thousands)

Demand accounts	$133,299	$132,837
Savings accounts	54,561	52,853
NOW accounts	177,036	146,744
Money market accounts	327,069	304,588
Certificates of deposit	152,160	146,674
Retirement certificates	13,554	12,978
	$857,679	$796,674

Included in the Company’s deposits at March 31, 2025 were $33.1 million in brokered certificates of deposit and $20.1 million in certificates of deposit obtained through a national deposit listing service. Included in the Company’s deposits at September 30, 2024 were $29.6 million in brokered certificates of deposit and $20.0 million in certificates of deposit obtained through a national deposit listing service.

At March 31, 2025 and September 30, 2024, the aggregate deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance, were $485.2 million and $380.0 million, respectively.

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of March 31, 2025, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties, and was not significant to the total fair value. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at March 31, 2025 and September 30, 2024.

The following table presents summary information regarding these derivatives as of March 31, 2025 and September 30, 2024.

		Average	Weighted
	Notional	Maturity	Average	Weighted Average	Fair
	Amount	(Years)	Fixed Rate	Variable Rate	Value
	(Dollars in thousands)
March 31, 2025
Classified in Other Assets:
Customer interest rate swaps	$28,879	2.7	5.26%	1 Mo. SOFR + 2.46	$949
Total	$28,879	2.7	5.26%		$949

Classified in Other Liabilities:
3rd Party interest rate swaps	$28,879	2.7	5.26%	1 Mo. SOFR + 2.46	$949
Total	$28,879	2.7	5.26%		$949

September 30, 2024
Classified in Other Assets:
Customer interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

Classified in Other Liabilities:
3rd Party interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

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

	March 31,	September 30,
	2025	2024
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$785	$620
Unused lines of credit	82,963	88,272
Fixed rate loan commitments	1,588	1,804
Variable rate loan commitments	22,568	26,843
Total	$107,904	$117,539

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

Comparison of Financial Condition at March 31, 2025 and September 30, 2024

Total Assets. Total assets increased $69.9 million, or 7.3%, to $1.0 billion at March 31, 2025 from $951.9 million at September 30, 2024. The increase was attributable to higher balances of interest-earning deposits with banks and loans receivable.

Interest Earning Deposits. Total interest-earning deposits with banks increased $46.7 million, or 194.4%, to $70.7 million at March 31, 2025 from $25.6 million at September 30, 2024 from net deposit inflows during the six months ended March 31, 2025.

Loans Receivable. Total loans receivable increased $28.8 million, or 3.7%, to $809.0 million at March 31, 2025 from $780.2 million at September 30, 2024. The increase in total loans receivable during the six months ended March 31, 2025 occurred primarily in commercial real estate loans, which increased $33.9 million, or 7.4% to $495.2 million, or 61.1% of total loans. The Company also grew its one-to four-family residential real estate loans (including home equity lines of credit), which increased $3.8 million. Partially offsetting these increases were construction and land loans, which decreased $5.2 million, commercial business loans, which decreased $3.0 million and other loans, which decreased $483 thousand.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of March 31, 2025:

	March 31, 2025
	Amount	Percent
	(In thousands)
Owner-occupied
Retail	$45,524	9.2%
Hotel/Motel	49,427	10.0%
Professional	35,177	7.1%
Office	12,619	2.5%
Restaurant	18,368	3.7%
Other	36,082	7.3%
Total owner-occupied	$197,197	39.8%

Non-owner occupied
Retail	$95,200	19.2%
Multi-family	94,277	19.0%
Professional	18,504	3.7%
Office	32,561	6.6%
Restaurant	7,419	1.5%
Hotel/Motel	2,545	0.5%
Other	47,533	9.6%
Total non-owner occupied	$298,039	60.2%
Total commercial real estate loans	$495,236	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons including, but not limited to, payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at March 31, 2025:

March 31, 2025
	Number of
LTV range	Loans	Amount
(Dollars in thousands)
0%-25.0%	123	$50,647
25.01%-50.0%	131	146,142
50.01%-60.0%	74	104,087
60.01%-70.0%	102	125,066
70.01%-75.0%	31	53,046
75.01%-80.0%	7	16,248
Totals	468	$495,236

As of March 31, 2025 and September 30, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital were estimated at approximately 268% and 270%, respectively. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

The Company’s asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of March 31, 2025 and September 30, 2024, we had $0 and $116 thousand of non-performing commercial real estate loans, respectively.

Total non-performing loans decreased $151 thousand, or 65.1%, to $81 thousand at March 31, 2025 from $232 thousand at September 30, 2024. The ratio of non-performing loans to total loans decreased to 0.01% at March 31, 2025 from 0.03% at September 30, 2024.

The allowance for credit losses increased $179 thousand to $8.2 million, or 0.98% of total loans receivable, during the six months ended March 31, 2025. Growth in loans receivable during the six months ended March 31, 2025 resulted in additional provisions for credit losses totaling $71 thousand and the Company recorded $108 thousand in net loan recoveries. The Company’s allowance for on-balance sheet credit losses increased to $7.9 million at March 31, 2025 from $7.5 million at September 30, 2024 while its reserve for off-balance sheet commitments decreased to $240 thousand at March 31, 2025 from $449 thousand at September 30, 2024.

The allowance for on-balance sheet loan losses as a percentage of total loans was 0.98% at March 31, 2025 and 0.97% at September 30, 2024. Future increases in the allowance for credit losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Investment Securities. At March 31, 2025, investment securities totaled $94.0 million, reflecting a decrease of $1.4 million, or 1.5%, from $95.4 million at September 30, 2024. The decrease resulted from matured bonds totaling $4.5 million and payments from mortgage-backed securities totaling $3.8 million during the six months ended March 31, 2025. Offsetting these decreases were purchases of mortgage-backed securities totaling $6.9 million.

Investment securities at March 31, 2025 consisted of $68.8 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $14.5 million in U.S. government-sponsored enterprise debt securities, $7.1 million in corporate notes, $3.4 million in municipal bonds, and $183 thousand in “private-label” mortgage-backed securities. There was no allowance for credit losses for the Company’s investment securities at March 31, 2025 and September 30, 2024.

Bank Owned Life Insurance. Bank owned life insurance (“BOLI”) decreased $2.9 million, or 12.5%, to $20.4 million at March 31, 2025 from $23.3 million at September 30, 2024.

In August 2024, the Company restructured approximately $7.9 million of its BOLI portfolio with the simultaneous purchase and surrender/exchange of BOLI policies. During the six months ended March 31, 2025, the Company received $3.2 million from policy surrenders and recorded a $329 thousand increase in the cash surrender value of the BOLI policies. The restructure increased the yield on the BOLI portfolio from 2.59% (3.71% tax-equivalent) to 3.26% (4.66% tax-equivalent) at March 31, 2025.

Deposits. Total deposits increased $61.0 million, or 7.7%, to $857.7 million at March 31, 2025 from $796.7 million at September 30, 2024.

The inflow in deposits occurred in interest-bearing checking accounts, which increased $30.3 million, or 20.6%, to $177.0 million, in money market accounts, which increased $22.5 million, or 7.4%, to $327.1 million, in certificates of deposit (including individual retirement accounts), which increased $6.1 million, or 3.8%, to $165.7 million, in savings accounts, which increased $1.7 million, or 3.2%, to $54.6 million and in non-interest bearing checking accounts, which increased $462 thousand, or 0.4%, to $133.3 million.

Included with total deposit at March 31, 2025 were $33.1 million in brokered deposits, compared with $29.6 million at September 30, 2024. The Company issued $3.8 million of five-year term certificates of deposit and had one redemption totaling $250 thousand during the six months ended March 31, 2025.

Uninsured deposits were approximately $169.3 million and $122.3 million at March 31, 2025 and September 30, 2024, respectively.

Borrowed Funds. Borrowings increased $5.3 million, or 18.7%, to $33.9 million at March 31, 2025 from $28.6 million at September 30, 2024.

During the six months ended March 31, 2025, the Company borrowed $6.9 million from the Federal Home Loan Bank of New York, of which $1.9 million was a zero-cost advance for a three-year term and a $5.0 million was a four-year advance with an initial rate of 4.468% and an embedded 5.0% SOFR interest rate cap. The borrowings were used to fund the Company’s loan growth and were offset by $1.5 million in principal repayment.

Stockholders’ Equity. Stockholders’ equity increased $3.7 million, or 3.4%, to $114.3 million at March 31, 2025 from $110.5 million at September 30, 2024. The increase was primarily due to the results from operations, partially offset by dividends paid totaling $0.15 per share and the repurchase of 37,486 shares during the six months ended March 31, 2025. The Company’s book value per share increased to $17.65 at March 31, 2025 from $16.98 at September 30, 2024.

Average Balance Sheets for the Three and Six Months Ended March 31, 2025 and 2024

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2025 and 2024. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$64,690	$671	4.21%	$61,577	$789	5.19%
Loans receivable, net (1)	803,428	12,133	6.12%	726,791	10,539	5.88%
Securities
Taxable	91,543	650	2.88%	92,794	522	2.28%
Tax-exempt (2)	3,370	18	2.20%	3,370	18	2.20%
FHLBNY stock	2,509	56	9.00%	2,257	56	10.11%
Total interest-earning assets	965,540	13,528	5.68%	886,789	11,924	5.45%
Noninterest-earning assets	52,716			48,650
Total assets	$1,018,256			$935,439

Interest-bearing liabilities:
Savings accounts (3)	$54,443	97	0.72%	$59,225	97	0.67%
NOW accounts (4)	510,430	3,768	2.99%	431,716	3,625	3.41%
Time deposits (5)	161,860	1,560	3.91%	122,733	1,053	3.48%
Total interest-bearing deposits	726,733	5,425	3.03%	613,674	4,775	3.16%
Borrowings	32,119	223	2.81%	28,796	222	3.12%
Total interest-bearing liabilities	758,852	5,648	3.02%	642,470	4,997	3.15%
Noninterest-bearing liabilities	147,138			186,511
Total liabilities	905,990			828,981
Retained earnings	112,266			106,458
Total liabilities and retained earnings	$1,018,256			$935,439

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$7,876			$6,923
Interest rate spread			2.66%			2.30%
Net interest-earning assets	$206,688			$244,319
Net interest margin (6)			3.31%			3.17%
Average interest-earning assets to average interest-bearing liabilities	127.24%			138.03%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Interest income and yield are calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

	Six Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$48,698	$1,041	4.29%	$66,291	$1,716	5.19%
Loans receivable, net (1)	794,577	23,995	6.06%	714,884	20,622	5.79%
Securities
Taxable	91,680	1,253	2.74%	92,744	1,000	2.16%
Tax-exempt (2)	3,370	36	2.17%	3,370	36	2.17%
FHLBNY stock	2,451	110	9.02%	2,274	111	9.81%
Total interest-earning assets	940,776	26,435	5.64%	879,563	23,485	5.35%
Noninterest-earning assets	53,361			49,072
Total assets	$994,137			$928,635

Interest-bearing liabilities:
Savings accounts (3)	$53,936	$186	0.69%	$59,947	$185	0.62%
NOW accounts (4)	487,658	7,307	3.01%	422,674	6,781	3.22%
Time deposits (5)	161,851	3,184	3.94%	114,927	1,887	3.29%
Total interest-bearing deposits	703,445	10,677	3.04%	597,548	8,853	2.97%
Borrowings	30,823	431	2.80%	29,202	457	3.14%
Total interest-bearing liabilities	734,268	11,108	3.03%	626,750	9,310	2.98%
Noninterest-bearing liabilities	145,177			193,575
Total liabilities	879,445			820,325
Retained earnings	114,692			108,310
Total liabilities and retained earnings	$994,137			$928,635

Tax-equivalent basis adjustment		(7)			(7)
Net interest and dividend income		$15,320			$14,168
Interest rate spread			2.61%			2.37%
Net interest-earning assets	$206,508			$252,813
Net interest margin (6)			3.27%			3.23%
Average interest-earning assets to average interest-bearing liabilities	128.12%			140.34%

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

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

Net Income. Net income increased $784 thousand, or 41.3%, to $2.7 million for the three-month period ended March 31, 2025 compared with net income of $1.9 million for the three months ended March 31, 2024. The increase was due to higher net interest income and other income, partially offset by higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased $953 thousand, or 13.8%, to $7.9 million for the three months ended March 31, 2025 from $6.9 million for the three months ended March 31, 2024. The increase was attributable to a 14-basis point increase in the Company’s net interest margin to 3.31% for the three months ended March 31, 2025 from 3.17% for the three months ended March 31, 2024.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 13.5%, to $13.5 million for the three months ended March 31, 2025 compared with $11.9 million for the three months ended March 31, 2024. The increase was attributable to a 23-basis point increase in the yield on interest-earning assets to 5.68% for the three months ended March 31, 2025 from 5.45% for the three months ended March 31, 2024, as well as a $78.8 million, or 8.9%, increase in the average balance of interest-earning assets.

The average balance of loans receivable, net of allowance for credit losses, increased $76.6 million, or 10.5%, to $803.4 million during the three months ended March 31, 2025 from $726.8 million during the three months ended March 31, 2024, while the yield on loans receivable increased 24 basis points to 6.12% for the three months ended March 31, 2025 from 5.88% for the three months ended March 31, 2024. The higher average balance and yield accounted for a $1.6 million, or 15.1%, increase in loan interest income between periods.

       Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, increased $12 thousand, or 0.9%, to $1.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The average balance of investment securities and interest-earning deposits increased by $1.9 million, or 1.2%, to $159.6 million for the three months ended March 31, 2025 from $157.7 million for the three months ended March 31, 2024 while the yield on such assets decreased 1 basis points to 3.40% for the three months ended March 31, 2025 from 3.41% for the three months ended March 31, 2024.

Interest Expense. Interest expense increased $651 thousand, or 13.0%, to $5.6 million for the three months ended March 31, 2025 from $5.0 million for the three months ended March 31, 2024. The average balance of interest-bearing liabilities increased $116.4 million, or 18.1%, to $758.9 million while the cost of interest-bearing liabilities decreased 13 basis points to 3.02% for the three months ended March 31, 2025 compared with 3.15% for the three months ended March 31, 2024.

The average balance of interest-bearing deposits increased $113.0 million, or 18.4%, to $726.7 million for the three months ended March 31, 2025 from $613.7 million for the three months ended March 31, 2024, while the average cost of such deposits decreased 13 basis points to 3.03% from 3.16%. As a result, interest paid on interest-bearing deposits increased $650 thousand, or 13.6%, to $5.4 million for the three months ended March 31, 2025 compared with $4.8 million for the three months ended March 31, 2024.

Interest paid on borrowings increased $1 thousand, or 0.5%, to $223 thousand for the three months ended March 31, 2025 from $222 thousand for the three months ended March 31, 2024. While the average balance of borrowings increased $3.3 million to $32.1 million for the three months ended March 31 2025 compared to $28.8 million for the three months ended March 31, 2025, the cost of the borrowings decreased by 31 basis points to 2.81% for the three months ended March 31, 2025 from 3.12% for the three months ended March 31, 2025.

Provision for Credit Losses. The Company recorded a net $30 thousand reduction to its allowance for credit losses for the three months ended March 31, 2025 compared to a $14 thousand provision during the three months ended March 31, 2024.

Provisions for on-balance sheet credit losses were $70 thousand from growth in total loans receivable during the quarter. The Company reduced its allowance for off-balance sheet credit losses by $100 thousand from a reduction in unfunded construction loan commitments during the quarter. Net recoveries from a previously charged-off commercial business loan totaled $5 thousand during the three months ended March 31,2025 compared with $65 thousand in net loan recoveries during the three months ended March 31, 2024.

Other Income. Other income increased $646 thousand, or 103.9%, to $1.3 million during the three months ended March 31, 2025 compared to $622 thousand for the three months ended March 31, 2024.

Higher other income was primarily due to higher gains from the sale of Small Business Administration (“SBA”) 7(a) loans, which increased $399 thousand, or 187.3%, to $612 thousand during the three months ended March 31, 2025 from $213 thousand during the three months ended March 31, 2024. The Company sold loans totaling $6.5 million during the three months ended March 31, 2025 compared with $2.2 million during the three months ended March 31, 2024.

Service charges increased $191 thousand, or 65.0%, to $485 thousand during the three months ended March 31, 2025 from $294 thousand during the three months ended March 31, 2024. The Company recorded higher commercial loan prepayment charges, loan fees and late charges on loans during the three months ended March 31, 2025.

Income on bank-owned life insurance policies increased $71 thousand, or 78.0%, to $162 thousand during the three months ended March 31, 2025 from $91 thousand during the three months ended March 31, 2024. The higher income on bank owned life insurance resulted from the restructure of policies totaling $7.9 million during the quarter ended September 30, 2024.

Other Expenses. Other expenses increased $290 thousand, or 5.7%, to $5.4 million during the three months ended March 31, 2025 compared to $5.1 million for the three months ended March 31, 2024.

Compensation and benefit expense increased $218 thousand, or 7.2%, to $3.2 million during the three months ended March 31, 2025 from $3.0 million during the three months ended March 31, 2024. The increase was attributable to higher employee medical benefits and incentive accruals as well as annual merit increases.

Occupancy expenses increased $46 thousand, or 5.7%, to $849 thousand during the three months ended March 31, 2025 from $803 thousand during the three months ended March 31, 2024 due to higher seasonal snow and ice removal.

Other expenses increased $38 thousand, or 6.8%, to $600 thousand during the three months ended March 31, 2025 from $562 thousand during the three months ended March 31, 2024 primarily due to higher loan servicing costs.

Income Tax Expense. The Company recorded income tax expense of $1.1 million on pre-tax income of $3.8 million for the three months ended March 31, 2025, compared with $526 thousand on pre-tax income of $2.4 million for the three months ended March 31, 2024. The increase was driven by higher pre-tax income as well as changes in deferred tax items that lowered the Company’s tax expense during the three months ended March 31, 2024. The Company’s effective tax rate for the three months ended March 31, 2025 was 29.0% compared with 21.7% for the three months ended March 31, 2024.

Comparison of Operating Results for the Six Months Ended March 31, 2025 and 2024

Net Income. Net income increased $1.2 million, or 34.3%, to $4.8 million during the six-month period ended March 31, 2025 compared with $3.5 million for the six-month period ended March 31, 2024. The increase was due to higher net interest income, lower provisions for credit loss, and higher other income, partially offset by higher other expenses and income tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 8.1%, to $15.3 million for the six months ended March 31, 2025 from $14.2 million for the six months ended March 31, 2024. The increase was attributable to a $61.2 million, or 7.0%, increase in the average balance of interest-earning assets to $940.8 million for the six months ended March 31, 2025 from $879.6 million for the same period at March 31, 2024, as well as a 4-basis point increase in the Company’s net interest margin to 3.27% for the six months ended March 31, 2025 from 3.23% for the six months ended March 31, 2024.

Interest and Dividend Income. Interest and dividend income increased $2.9 million, or 12.6%, to $26.4 million for the six months ended March 31, 2025 from $23.5 million for the six months ended March 31, 2024. The increase was attributable to a 29-basis point increase in the yield on interest-earning assets to 5.64% for the six months ended March 31, 2025 from 5.35% for the six months ended March 31, 2024, as well as a $61.2 million, or 7.0%, increase in the average balance of interest-earning assets.

The average balance of loans receivable, net of allowance for credit losses, increased $79.7 million, or 11.1%, to $794.6 million during the six months ended March 31, 2025 from $714.9 million during the six months ended March 31, 2024, while the yield on loans receivable increased 27 basis points to 6.06% for the six months ended March 31, 2025 from 5.79% for the six months ended March 31, 2024. The higher average balance and yield accounted for a $3.4 million, or 16.4%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, decreased $422 thousand, or 15.4%, to $2.3 million for the six months ended March 31, 2025 from $2.7 million for the six months ended March 31, 2024. The average balance of investment securities and interest-earning deposits decreased by $18.7 million, or 11.5%, to $143.7 million for the six months ended March 31, 2025 from $162.4 million for the six months ended March 31, 2024. Partially offsetting this decrease was a 15-basis point increase in the yield of such assets to 3.25% for the six months ended March 31, 2025 from 3.40% for the six months ended March 31, 2024.

Interest Expense. Interest expense increased $1.8 million, or 19.3%, to $11.1 million for the six months ended March 31, 2025 compared with $9.3 million for the six months ended March 31, 2024. The average balance of interest-bearing liabilities increased $107.5 million, or 17.2%, to $743.3 million while the cost of interest-bearing liabilities increased 5 basis points to 3.03% for the six months ended March 31, 2025 compared with 2.98% for the six months ended March 31, 2024.

The average balance of interest-bearing deposits increased $105.9 million, or 17.7%, to $703.4 million for the six months ended March 31, 2025 from $597.5 million for the six months ended March 31, 2024, while the average cost of such deposits increased seven basis points to 3.04% from 2.97%. As a result, interest paid on interest-bearing deposits increased $1.8 million, or 20.6%, to $10.7 million for the six months ended March 31, 2025 from $8.9 million for the six months ended March 31, 2024.

Interest expense on borrowings decreased $26 thousand, or 5.7%, to $431 thousand for the six months ended March 31, 2025 from $457 thousand for the six months ended March 31, 2024. The cost of borrowings decreased 34 basis points to 2.80% for the six months ended March 31, 2025 compared with 3.14% for the six months ended March 31, 2024, while the average balance of borrowings increased $1.6 million, or 5.6%, to $30.8 million for the six months ended March 31, 2025 from $29.2 million for the six months ended March 31, 2024.

Provision for Credit Losses. The Company recorded provisions for credit losses of $71 thousand for the six months ended March 31, 2025 compared with $495 thousand for the six months ended March 31, 2024. Provisions for on-balance sheet credit losses were $279 thousand from growth in total loans receivable during the period. The Company reduced its allowance for off-balance sheet credit losses by $208 thousand from a reduction in unfunded construction loan commitments during the period. Net recoveries from previously charged-off commercial business loans totaled $108 thousand during the six months ended March 31, 2025 compared with $66 thousand in net loan recoveries during the six months ended March 31, 2024.

Other Income. Other income increased $994 thousand, or 80.7%, to $2.2 million during the six months ended March 31, 2025 compared to $1.2 million for the six months ended March 31, 2024.

Higher other income was primarily due to higher gains from the sale of SBA 7(a) loans and other real estate owned (“OREO”). Gains from the sale of SBA loans increased $506 thousand, or 148.0%, to $848 thousand during the six months ended March 31, 2025 from $342 thousand during the six months ended March 31, 2024. The Company sold loans totaling $8.9 million during the six months ended March 31, 2025 compared with $3.8 million during the six months ended March 31, 2024. The Company recorded a $224 thousand gain on the sale of one OREO property during the six months ended March 31, 2025 compared with no sales or gains during the six months ended March 31, 2024.

Service charges increased $210 thousand, or 35.2%, to $807 thousand during the six months ended March 31, 2025 from $597 thousand during the six months ended March 31, 2024. The Company recorded higher commercial loan prepayment charges, loan fees and late charges on loans during the six months ended March 31, 2025.

Income on bank-owned life insurance policies increased $143 thousand, or 76.9%, to $329 thousand during the six months ended March 31, 2025 from $186 thousand during the six months ended March 31, 2024. The higher income on bank owned life insurance resulted from the restructure of policies totaling $7.9 million during the quarter ended September 30, 2024.

Other Expenses. Other expenses increased $679 thousand, or 6.7%, to $10.8 million during the six months ended March 31, 2025 from $10.1 million during the six months ended March 31, 2024.

Compensation and benefit expense increased $452 thousand, or 7.7%, to $6.3 million during the six months ended March 31, 2025 from $5.9 million during the six months ended March 31, 2024. The increase was attributable to higher employee medical benefits and incentive accruals as well as annual merit increases.

Occupancy expenses increased $247 thousand, or 15.5%, to $1.8 million during the six months ended March 31, 2025 from $1.6 million during the six months ended March 31, 2024 due to lease termination expenses related to the closure of the Bank’s Bridgewater office in the Company’s first quarter as well as higher seasonal snow and ice removal during the six months ended March 31, 2025 compared with the six months ended March 31, 2024.

Income Tax Expense. The Company recorded tax expense of $1.9 million on pre-tax income of $6.7 million for the six months ended March 31, 2025, compared to $1.2 million on pre-tax income of $4.8 million for the six months ended March 31, 2024. The increase in income tax expense was driven by higher pre-tax income as well as changes in deferred tax items that lowered the Company’s tax expense during the six months ended March 31, 2024. The Company’s effective tax rate for the six months ended March 31, 2025 was 28.5% compared with 25.7% for the six months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at March 31, 2025, we had an aggregate net borrowing capacity of $128.8 million. There has been no material adverse change during the six months ended March 31, 2025 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2025, the Company had commitments outstanding under letters of credit totaling $785 thousand, commitments to originate loans totaling $24.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $83.0 million. There has been no material change during the current quarter ended March 31, 2025 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2025, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 10.90%, and total qualifying capital as a percentage of risk-weighted assets was 15.96%.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the U.S. Securities and Exchange Commission on December 19, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The Company repurchased 37,486 shares of its common stock during the six months ended March 31, 2025. Through March 31, 2025, the Company held 623,953 shares in treasury that were repurchased at a weighted average price of $12.60 pursuant to stock repurchase plans. On December 8, 2022, the Company announced a stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares, 2,924 shares of which remained subject to repurchase under the plan at March 31, 2025.

The following table reports information regarding repurchases of our common stock during the six months ended March 31, 2025.

			Total Number of Shares	Remaining Number
	Total Number	Average	Repurchased as Part of	of Shares That
	of Shares	Price Paid	Publicly Announced	May be Purchased
Periods	Purchased	Per Share	Plans or Programs	Under the Plan
January 1, 2025 through January 31, 2025	—	$—	328,473	8,673
February 1, 2025 through February 28, 2025	219	$14.63	328,692	8,454
March 1, 2025 through March 31, 2025	5,530	$14.34	334,222	2,924

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a.)	Not applicable.

b.)	During the six months ended March 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 13, 2025	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 13, 2025	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer