Form 10-Q
period 2025-06-30
Magyar Bancorp, Inc.
filed 2025-08-13
CIK 1337068

aUNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-51726

Magyar Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732) 342-7600

(Issuer’s Telephone Number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 per share	MGYR	The NASDAQ Stock Market, LLC

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at August 1, 2025 was 6,450,948

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$1,972	$1,577
Interest earning deposits with banks	5,079	24,019
Total cash and cash equivalents	7,051	25,596

Investment securities - available for sale, at fair value	21,604	15,616
Investment securities - held to maturity, at amortized cost (fair value of $62,591 and $72,617 at June 30, 2025 and September 30, 2024, respectively)	69,520	79,816
Federal Home Loan Bank of New York stock, at cost	2,826	2,349
Loans receivable	843,991	780,162
Allowance for credit losses-loans	(8,059)	(7,548)
Bank owned life insurance	20,598	23,342
Accrued interest receivable	5,374	5,056
Premises and equipment, net	12,356	12,545
Other real estate owned ("OREO")	2,167	3,725
Other assets	10,060	11,259
Total assets	$987,488	$951,918

Liabilities and Stockholders' Equity
Liabilities
Deposits	$819,962	$796,674
Escrowed funds	4,616	4,310
Borrowings	36,054	28,568
Accrued interest payable	748	891
Accounts payable and other liabilities	9,785	10,927
Total liabilities	871,165	841,370

Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at June 30, 2025 and September 30, 2024, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,450,948 and 6,509,358 shares outstanding at June 30, 2025 and September 30, 2024, respectively, at cost	71	71
Additional paid-in capital	63,607	63,085
Treasury stock: 646,877 and 588,467 shares at June 30, 2025 and September 30, 2024, respectively, at cost	(8,209)	(7,364)
Unearned Employee Stock Ownership Plan shares	(2,894)	(2,972)
Retained earnings	64,558	58,644
Accumulated other comprehensive loss	(810)	(916)
Total stockholders' equity	116,323	110,548

Total liabilities and stockholders' equity	$987,488	$951,918

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)
Interest and dividend income
Loans, including fees	$12,608	$10,962	$36,603	$31,584
Investment securities and interest earning deposits
Taxable	1,317	1,298	3,611	4,013
Tax-exempt	14	14	43	43
Federal Home Loan Bank of New York stock	49	53	160	165
Total interest and dividend income	13,988	12,327	40,417	35,805

Interest expense
Deposits	5,548	5,337	16,226	14,190
Borrowings	262	206	693	663
Total interest expense	5,810	5,543	16,919	14,853
Net interest and dividend income	8,178	6,784	23,498	20,952

Provision for credit losses-loans	120	49	399	359
(Recovery of) provision for credit losses-unfunded commitments	(19)	(103)	(227)	82
Total provision for (recovery of) credit losses	101	(54)	172	441
Net interest and dividend income after
provision for (recovery of) credit losses	8,077	6,838	23,326	20,511

Other income
Service charges	340	282	1,147	878
Income on bank owned life insurance	172	93	501	279
Interest rate swap fees	110	—	110	—
Other operating income	8	22	25	68
Gains on premises and equipment	—	—	—	60
Gains on SBA loans	—	—	848	342
Net gains on OREO	6	12	229	12
Total other income	636	409	2,860	1,639

Other expenses
Compensation and employee benefits	3,104	2,893	9,411	8,748
Occupancy expenses	800	825	2,640	2,418
Director fees and benefits	194	169	592	600
Professional fees	186	200	553	605
Data processing expenses	120	147	333	434
Marketing and business development	114	100	362	294
FDIC deposit insurance premiums	115	106	338	314
Other expenses	606	615	1,818	1,771
Total other expenses	5,239	5,055	16,047	15,184
Income before income tax expense	3,474	2,192	10,139	6,966
Income tax expense	1,004	501	2,904	1,726
Net income	$2,470	$1,691	$7,235	$5,240

Earnings per share - basic	$0.40	$0.27	$1.16	$0.82
Earnings per share - diluted	$0.40	$0.27	$1.16	$0.82
Weighted average shares outstanding - basic	6,217,639	6,336,702	6,224,253	6,358,581
Weighted average shares outstanding - diluted	6,232,247	6,336,702	6,232,173	6,358,581

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)
Net income	$2,470	$1,691	$7,235	$5,240
Other comprehensive income (loss)
Unrealized (loss) gain on securities available for sale	115	(14)	141	487
Deferred income tax effect	(28)	4	(35)	(120)
Total other comprehensive income (loss)	$87	$(10)	$106	$367
Total comprehensive income	$2,557	$1,681	$7,341	$5,607

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Nine Months Ended June 30, 2025 and 2024

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2024	6,509,358	$71	$63,085	$(7,364)	$(2,972)	$58,644	$(916)	$110,548
Net income	—	—	—	—	—	2,085	—	2,085
Dividends paid on common stock ($0.09 per share)	—	—	—	—	—	(569)	—	(569)
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
Treasury stock used for exercised stock options	2,000	—	—	24	—	—	—	24
ESOP shares allocated	—	—	17	—	26	—	—	43
Purchase of treasury stock	(31,737)	—	—	(437)	—	—	—	(437)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2024	6,479,621	71	63,263	(7,777)	(2,946)	60,160	(1,095)	111,676
Net income	—	—	—	—	—	2,681	—	2,681
Dividends paid on common stock ($0.06 per share)	—	—	—	—	—	(375)	—	(375)
Other comprehensive income	—	—	—	—	—	—	198	198
ESOP shares allocated	—	—	18	—	26	—	—	44
Purchase of treasury stock	(5,749)	—	—	(83)	—	—	—	(83)
Stock-based compensation expense	—	—	149	—	—	—	—	149
Balance, March 31, 2025	6,473,872	$71	$63,430	$(7,860)	$(2,920)	$62,466	$(897)	$114,290
Net income	—	—	—	—	—	2,470	—	2,470
Dividends paid on common stock ($0.06 per share)	—	—	—	—	—	(378)	—	(378)
Other comprehensive income	—	—	—	—	—	—	87	87
ESOP shares allocated	—	—	21	—	26	—	—	47
Purchase of treasury stock	(22,924)	—	—	(349)	—	—	—	(349)
Stock-based compensation expense	—	—	156	—	—	—	—	156
Balance, June 30, 2025	6,450,948	$71	$63,607	$(8,209)	$(2,894)	$64,558	$(810)	$116,323

The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790
Net income	—	—	—	—	—	1,652	—	1,652
Dividends paid on common stock ($0.11 per share)	—	—	—	—	—	(716)	—	(716)
Effect of adopting ASU 2016-13	—	—	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	—	—	440	440
ESOP shares allocated	—	—	—	—	50	—	—	50
Purchase of treasury stock	(19,232)	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2023	6,654,952	71	62,962	(5,554)	(3,047)	53,456	(1,349)	106,539
Net income	—	—	—	—	—	1,897	—	1,897
Dividends paid on common stock ($0.05 per share)	—	—	—	—	—	(326)	—	(326)
Other comprehensive loss	—	—	—	—	—	—	(63)	(63)
ESOP shares allocated	—	—	9	—	25	—	—	34
Purchase of treasury stock	(52,513)	—	—	(608)	—	—	—	(608)
Stock-based compensation expense	—	—	162	—	—	—	—	162
Balance, March 31, 2024	6,602,439	$71	$63,133	$(6,162)	$(3,022)	$55,027	$(1,412)	$107,635
Net income	—	—	—	—	—	1,691	—	1,691
Dividends paid on common stock ($0.05 per share)	—	—	—	—	—	(319)	—	(319)
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
ESOP shares allocated	—	—	9	—	25	—	—	34
Purchase of treasury stock	(13,883)	—	—	(153)	—	—	—	(153)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, June 30, 2024	6,588,556	$71	$63,303	$(6,315)	$(2,997)	$56,399	$(1,422)	$109,039

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	June 30,
	2025	2024
	(Unaudited)
Operating activities
Net income	$7,235	$5,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	710	663
(Discount) premium (accretion) amortization on investment securities, net	(6)	50
Provision for credit losses	172	441
Provision for loss on other real estate owned	58	—
Originations of SBA loans held for sale	(8,941)	(3,771)
Proceeds from the sales of SBA loans	9,790	4,113
Gains on sale of SBA loans	(848)	(342)
Gains on the sales of other real estate owned	(287)	(12)
Gains on the sale of premises and equipment	—	(60)
ESOP compensation expense	134	118
Stock-based compensation expense	466	484
Deferred income tax expense	(229)	(11)
Increase in accrued interest receivable	(318)	(478)
Income on bank owned life insurance	(501)	(279)
Decrease in other assets	1,393	778
(Decrease) increase in accrued interest payable	(143)	402
Decrease in accounts payable and other liabilities	(1,142)	(1,873)
Net cash provided by operating activities	7,543	5,463

Investing activities
Net increase in loans receivable	(63,490)	(62,524)
Purchases of loans receivable	—	(1,000)
Purchases of investment securities held-to-maturity	(2,446)	(4,000)
Purchases of investment securities available-for-sale	(6,915)	(5,953)
Proceeds from maturities of investment securities held-to-maturity	8,500	—
Principal repayments on investment securities held-to-maturity	4,232	10,872
Principal repayments on investment securities available-for-sale	1,084	977
Redemption of bank owned life insurance	3,245	52
Purchases of premises and equipment, net	(522)	(394)
Proceeds from the sale of premises and land	—	776
Proceeds from the sale of other real estate owned	1,788	340
Purchase of Federal Home Loan Bank stock	(545)	(286)
Redemption of Federal Home Loan Bank stock	68	222
Net cash used in investing activities	(55,001)	(60,918)
Financing activities
Net increase in deposits	23,288	33,740
Net increase in escrowed funds	306	1,491
Proceeds from long-term advances	8,986	3,437
Repayments of long-term advances	(1,500)	(4,384)
Proceeds from exercise of stock options	24	—
Dividends paid on common stock	(1,322)	(1,361)
Purchase of treasury stock	(869)	(953)
Net cash provided by financing activities	28,913	31,970
Net decrease in cash and cash equivalents	(18,545)	(23,485)
Cash and cash equivalents, beginning of period	25,596	72,532

Cash and cash equivalents, end of period	$7,051	$49,047

Supplemental disclosures of cash flow information
Cash paid for
Interest	$17,062	$14,451
Income taxes	$3,925	$2,270
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$—	$842
Adoption of ASU 2016-13	$—	$354
Change in fair value of swap asset/liability	$(428)	$(738)

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

Operating results for the nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025 or for any other period. The September 30, 2024 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2025 and 2024. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$2,470	$1,691	$7,235	$5,240
Weighted average shares outstanding - basic	6,217,639	6,336,702	6,224,253	6,358,581
Weighted average shares outstanding - diluted	6,232,247	6,336,702	6,232,173	6,358,581
Earnings per share - basic	$0.40	$0.27	$1.16	$0.82
Earnings per share - diluted	$0.40	$0.27	$1.16	$0.82

Options to purchase 281,200 shares of common stock at a weighted average strike price of $12.58 and 87,240 shares of restricted shares at a weighted average price of $12.62 were outstanding at June 30, 2025 and included in the calculation of diluted earnings per share. Options to purchase 293,200 shares of common stock at a weighted average strike price of $12.58 and 124,320 shares of restricted shares at a weighted average price of $12.63 were outstanding at June 30, 2024 but were not included in the calculation of diluted EPS because they were anti-dilutive.

NOTE E – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three and nine months ended June 30, 2025 and 2024. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended June 30,
	2025			2024
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Benefit	Amount
	(In thousands)
Unrealized holding gain (loss) arising during period on:
Available-for-sale investments	$115	$(28)	$87	$(14)	$4	$(10)
Total unrealized holding gain (loss) arising during period	115	(28)	87	(14)	4	(10)
Other comprehensive income (loss), net	$115	$(28)	87	$(14)	$4	(10)

(a) All amounts are net of tax. Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments

	Nine Months Ended June 30,
	2025			2024
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount
	(In thousands)
Unrealized holding gain arising during period on:
Available-for-sale investments	$141	$(35)	$106	$487	$(120)	$367
Total unrealized holding gain arising during period	141	(35)	106	487	(120)	367
Other comprehensive income, net	$141	$(35)	106	$487	$(120)	367

(a) All amounts are net of tax. Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments

NOTE F – FAIR VALUE DISCLOSURES

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
	(In thousands)
June 30, 2025
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$82	$—	$82	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,876	—	14,876	—
Corporate securities	6,646	—	6,646	—
Total securities available for sale	$21,604	$—	$21,604	$—
Derivative assets	977	—	977	—
Total assets	$22,581	$—	$22,581	$—
Liabilities:
Derivative liabilities	$977	$—	$977	$—
Total liabilities	$977	$—	$977	$—

	Fair Value on a Recurring Basis
	Total	Level 1	Level 2	Level 3
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

Other Real Estate owned

Other real estate owned is measured and reported at fair value based on the fair value of the underlying collateral.

The following tables provide the level of valuation assumptions used to determine the carrying value of the other real estate owned measured at fair value on a non-recurring basis at June 30, 2025 and September 30, 2024.

	Total	Level 1	Level 2	Level 3
June 30, 2025	(In thousands)
Other real estate owned	$2,167	—	—	$2,167
Total	$2,167	$—	$—	$2,167

	Total	Level 1	Level 2	Level 3
September 30, 2024	(In thousands)
Other real estate owned	$1,501	—	—	$1,501
Total	$1,501	$—	$—	$1,501

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
June 30, 2025	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$2,167	Appraisal	Liquidation expenses (1)	-1.5% to -1.5% (-1.5%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)

	Fair Value	Valuation
September 30, 2024	Estimate	Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$1,501	Appraisal	Liquidation expenses (1)	-13.0% to -19.6% (-14.6%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2025 and September 30, 2024.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company and, therefore, is not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2025
Financial instruments - assets
Investment securities held to maturity	$69,520	$62,591	$—	$62,591	$—
Loan receivable net allowance for credit losses	835,932	838,336	—	—	838,336

Financial instruments - liabilities
Certificates of deposit including retirement certificates	180,523	179,819	—	179,819	—
Borrowings	36,054	35,409	—	35,409	—

September 30, 2024
Financial instruments - assets
Investment securities held to maturity	$79,816	$72,617	$—	$72,617	$—
Loan receivable net allowance for credit losses	772,614	766,822	—	—	766,822

Financial instruments - liabilities
Certificates of deposit including retirement certificates	159,652	159,582	—	159,582	—
Borrowings	28,568	28,151	—	28,151	—

NOTE G - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at June 30, 2025:

	June 30, 2025
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$91	$—	$(9)	$—	$82
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	16,003	62	(1,189)	—	14,876
Corporate securities	6,500	146	—	—	6,646
Total securities available-for-sale	$22,594	$208	$(1,198)	$—	$21,604
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,781	$—	$(687)	$—	$6,094
Mortgage-backed securities - commercial	4,024	19	(7)	—	4,036
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	41,601	1	(5,219)	—	36,383
Debt securities	10,500	—	(560)	—	9,940
Private label mortgage-backed securities - residential	179	—	(3)	—	176
Obligations of state and political subdivisions	3,435	1	(368)	—	3,068
Corporate securities	3,000	—	(106)	—	2,894
Total securities held-to-maturity	$69,520	$21	$(6,950)	$—	$62,591
Total investment securities	$92,114	$229	$(8,148)	$—	$84,195

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

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At June 30, 2025 and September 30, 2024, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following tables summarize the amortized cost of held-to-maturity debt securities at June 30, 2025 and September 30, 2024, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
June 30, 2025	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,781	$—	$—
Mortgage-backed securities - commercial	4,024	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	41,601	—	—
Debt securities	10,500	—	—
Private label mortgage-backed securities - residential	179	—	—
Obligations of state and political subdivisions	3,435	—	—
Corporate securities	3,000	—	—
Total securities held-to-maturity:	$69,520	$—	$—

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
	(In thousands)
September 30, 2024
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,209	$—	$—
Mortgage-backed securities - commercial	4,268	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	42,701	—	—
Debt securities	19,000	—	—
Private label mortgage-backed securities - residential	190	—	—
Obligations of state and political subdivisions	3,448	—	—
Corporate securities	3,000	—	—
Total securities held-to-maturity:	$79,816	$—	$—

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities available-for-sale at June 30, 2025 are summarized in the following table:

	June 30, 2025
	Amortized	Fair
	Cost	Value
Securities available-for-sale	(In thousands)
Debt securities:
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	6,500	6,646
Due after 10 years	—	—
Total debt securities	6,500	6,646

Mortgage-backed securities:
Residential	16,094	14,958
Commercial	—	—
Total mortgage-backed securities	16,094	14,958
Total securities available-for-sale	$22,594	$21,604

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities held-to-maturity at June 30, 2025 are summarized in the following table:

	June 30, 2025
	Amortized	Fair
	Cost	Value
Securities held-to-maturity	(In thousands)
Debt securities:
Due within 1 year	$3,000	$2,994
Due after 1 but within 5 years	12,474	11,683
Due after 5 but within 10 years	1,461	1,225
Due after 10 years	—	—
Total debt securities	16,935	15,902

Mortgage backed securities:
Residential	48,561	42,653
Commercial	4,024	4,036
Total mortgage-backed securities	52,585	46,689
Total securities held-to-maturity	$69,520	$62,591

As of June 30, 2025 and September 30, 2024, investment securities having a carrying amount of approximately $11.3 million and $12.5 million, respectively, were pledged to secure public deposits.

NOTE H – UNREALIZED LOSSES ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at June 30, 2025 and September 30, 2024 are as following tables:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
June 30, 2025
Securities available-for-sale
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$82	$(9)	$82	$(9)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	9	1,857	—	7,018	(1,189)	8,875	(1,189)
Total	10	$1,857	$—	$7,100	$(1,198)	$8,957	$(1,198)

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
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

NOTE I – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net were comprised of the following:

	June 30,	September 30,
	2025	2024
	(In thousands)

One-to-four family residential	$245,235	$246,201
Commercial real estate	523,990	461,319
Construction and land	25,930	22,722
Home equity loans and lines of credit	29,415	24,728
Commercial business	19,135	24,011
Other	1,705	2,235
Total loans receivable	845,410	781,216
Net deferred loan costs	(1,419)	(1,054)
Total loans receivable, net	$843,991	$780,162

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

The following tables present the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of June 30, 2025 and September 30, 2024:

	June 30, 2025						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$13,780	$32,565	$37,983	$29,549	$24,064	$106,662	$—	$—	$244,603
Non-performing	—	67	565	—	—	—	—	—	632
Total	$13,780	$32,632	$38,548	$29,549	$24,064	$106,662	$—	$—	$245,235
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$87,742	$86,986	$80,720	$64,455	$55,285	$144,688	$4,114	$—	$523,990
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$87,742	$86,986	$80,720	$64,455	$55,285	$144,688	$4,114	$—	$523,990
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$8,538	$11,260	$2,757	$—	$—	$2,575	$800	$—	$25,930
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,538	$11,260	$2,757	$—	$—	$2,575	$800	$—	$25,930
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$400	$1,226	$1,433	$1,542	$276	$1,134	$23,404	$—	$29,415
Non-performing	—	—	—	—	—	—	—	—	—
Total	$400	$1,226	$1,433	$1,542	$276	$1,134	$23,404	$—	$29,415
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$319	$1,241	$476	$2,052	$1,068	$2,384	$11,595	$—	$19,135
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$319	$1,241	$476	$2,052	$1,068	$2,384	$11,595	$—	$19,135
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$41	$19	$—	$30	$—	$1,426	$189	$—	$1,705
Non-performing	—	—	—	—	—	—	—	—	—
Total	$41	$19	$—	$30	$—	$1,426	$189	$—	$1,705
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2024						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$32,624	$42,084	$31,711	$25,970	$29,976	$83,378	$342	$—	$246,085
Non-performing	—	—	94	—	22	—	—	—	116
Total	$32,624	$42,084	$31,805	$25,970	$29,998	$83,378	$342	$—	$246,201
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$88,597	$84,674	$66,412	$64,573	$29,568	$122,605	$3,718	$932	$461,079
Special Mention	—	—	—	—	—	124	—	—	124
Substandard	—	—	—	—	—	116	—	—	116
Doubtful	—	—	—	—	—	—	—	—	—
Total	$88,597	$84,674	$66,412	$64,573	$29,568	$122,845	$3,718	$932	$461,319
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$5,650	$10,061	$—	$—	$1,156	$4,069	$1,786	$—	$22,722
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,650	$10,061	$—	$—	$1,156	$4,069	$1,786	$—	$22,722
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Non-performing	—	—	—	—	—	—	—	—	—
Total	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$61	$—	$47	$—	$9	$1,771	$347	$—	$2,235
Non-performing	—	—	—	—	—	—	—	—	—
Total	$61	$—	$47	$—	$9	$1,771	$347	$—	$2,235
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of June 30, 2025 and September 30, 2024. The following tables present the classes of the loan portfolio summarized by the aging categories of loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
June 30, 2025
One-to-four family residential	$243,441	$—	$1,162	$632	$245,235
Commercial real estate	523,587	—	115	288	523,990
Construction and land	25,930	—	—	—	25,930
Home equity lines of credit	29,415	—	—	—	29,415
Commercial business	18,999	136	—	—	19,135
Other	1,705	—	—	—	1,705
Total	$843,077	$136	$1,277	$920	$845,410

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(Iin thousands)
September 30, 2024
One-to four-family residential	$245,458	$—	$627	$116	$246,201
Commercial real estate	461,203	—	—	116	461,319
Construction and land	22,722	—	—	—	22,722
Home equity lines of credit	24,492	—	236	—	24,728
Commercial business	23,870	141	—	—	24,011
Other	2,235	—	—	—	2,235
Total	$779,980	$141	$863	$232	$781,216

The following tables present our non-accrual loans and the related ACL by loan type as of June 30, 2025 and September 30, 2024.

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL
	(In thousands)
June 30, 2025
One-to-four family residential	$632	$—	$632
Commercial real estate	288	—	288
Total	$920	$—	$920

	Total	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL
	(In thousands)
September 30, 2024
One-to-four family residential	$116	$—	$116
Commercial real estate	116	—	116
Total	$232	$—	$232

The following table identifies our non-performing, collateral dependent loans by collateral type as of June 30, 2025 and September 30, 2024:

	June 30,	September 30,
	2025	2024
Real-estate type:	(In thousands)
One- to four-family residential	$632	$116
Commercial real estate	288	116
Total	$920	$232

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

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2024	$755	$5,334	$624	$30	$805	$—	$—	$7,548
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	103	—	—	103
Provision (credit)	(1)	261	71	3	(125)	—	—	209
Balance- December 31, 2024	$754	$5,595	$695	$33	$783	$—	$—	$7,860
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	5	—	—	5
Provision (credit)	1	54	(169)	2	(17)	—	200	71
Balance- March 31, 2025	$755	$5,649	$526	$35	$771	$—	$200	$7,936
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	2	—	—	3
Provision (credit)	(24)	220	138	(1)	(13)	—	(200)	120
Balance- June 30, 2025	$732	$5,869	$664	$34	$760	$—	$—	$8,059

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Effect of adopting ASU 2016-13	7	(589)	(55)	(87)	(133)	(1)	(174)	(1,032)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision (credit)	(75)	161	301	(40)	39	(1)	—	385
Balance- December 31, 2023	$1,191	$4,849	$718	$80	$845	$—	$—	$7,683
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	65	—	—	—	—	65
Provision (credit)	(421)	237	77	(28)	78	3	—	(54)
Balance- March 31, 2024	$770	$5,086	$860	$52	$923	$3	$—	$7,694
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	1
Provision (credit)	208	147	(187)	(14)	(102)	(3)	—	49
Balance- June 30, 2024	$979	$5,233	$673	$38	$821	$—	$—	$7,744

During the nine months ended June 30, 2025, the changes in the ACL for each loan category were primarily due to fluctuations in the outstanding balance of each segment of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial real estate and construction portfolios, partially offset by contraction in our commercial business loans, which require higher provisions for credit loss, during the nine months ended June 30, 2025.

The Company’s ACL increased $283 thousand to $8.3 million, or 0.98% of total loan receivable during the nine months ended June 30, 2025. Growth in loans receivable during the nine months ended June 30, 2025 resulted in additional provisions for credit losses totaling $172 thousand and the Company recorded $111 thousand in net loan recoveries. The Company’s allowance for on-balance sheet credit losses increased to $8.1 million at June 30, 2025 from $7.5 million at September 30, 2024 while its reserve for off-balance sheet commitments decreased to $222 thousand at June 30, 2025 from $449 thousand at September 30, 2024.

During the nine months ended June 30, 2025, there were no loans modified to borrowers experiencing financial difficulty.

There were three residential loans totaling $564 thousand that were in the process of foreclosure at June 30, 2025.

NOTE J - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2025	2024
	(In thousands)

Demand accounts	$116,343	$132,837
Savings accounts	53,277	52,853
NOW accounts	138,944	146,744
Money market accounts	330,875	304,588
Certificates of deposit	166,556	146,674
Retirement certificates	13,967	12,978
	$819,962	$796,674

Included in the Company’s deposits at June 30, 2025 were $41.3 million in brokered certificates of deposit and $20.2 million in certificates of deposit obtained through a national deposit listing service. Included in the Company’s deposits at September 30, 2024 were $29.6 million in brokered certificates of deposit and $20.0 million in certificates of deposit obtained through a national deposit listing service.

At June 30, 2025 and September 30, 2024, the aggregate deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance, were $444.1 million and $380.0 million, respectively.

NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of June 30, 2025, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties, and was not significant to the total fair value. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at June 30, 2025 and September 30, 2024.

The following table presents summary information regarding these derivatives as of June 30, 2025 and September 30, 2024.

		Average	Weighted
	Notional	Maturity	Average	Weighted Average	Fair
	Amount	(Years)	Fixed Rate	Variable Rate	Value
	(Dollars in thousands)
June 30, 2025
Classified in Other Assets:
Customer interest rate swaps	$41,601	3.8	5.74%	1 Mo. SOFR + 2.66	$977
Total	$41,601	3.8	5.74%		$977

Classified in Other Liabilities:
3rd Party interest rate swaps	$41,601	3.8	5.74%	1 Mo. SOFR + 2.66	$977
Total	$41,601	3.8	5.74%		$977

September 30, 2024
Classified in Other Assets:
Customer interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

Classified in Other Liabilities:
3rd Party interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

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

	June 30,	September 30,
	2025	2024
	(In thousands)
Financial instruments whose contract amounts
represent credit risk
Letters of credit	$785	$620
Unused lines of credit	85,484	88,272
Fixed rate loan commitments	3,432	1,804
Variable rate loan commitments	34,177	26,843
Total	$123,878	$117,539

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as may be supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, levels of uninsured deposits, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses, and with respect to the loans extended by the Company and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at June 30, 2025 and September 30, 2024

Total Assets. Total assets increased $35.6 million, or 3.7%, to $987.5 million at June 30, 2025 from $951.9 million at September 30, 2024. The increase was attributable to higher balances of loans receivable, partially offset by lower cash equivalents and investment securities.

Interest Earning Deposits. Total interest-earning deposits with banks decreased $18.5 million, or 72.5%, to $7.1 million at June 30, 2025 from $25.6 million at September 30, 2024 resulting from deployment of these funds into loans receivable during the nine months ended June 30, 2025. The Company’s cash balance reflects seasonal deposit outflows from municipal accounts that historically return the following calendar quarter.

Loans Receivable. Total loans receivable increased $64.2 million, or 8.2%, to $845.4 million at June 30, 2025 from $781.2 million at September 30, 2024. The increase in total loans receivable during the nine months ended June 30, 2025 occurred in commercial real estate loans, which increased $62.7 million, in one-to four-family residential real estate loans (including home equity lines of credit), which increased $3.7 million, and in construction and land loans, which increased $3.2 million. Partially offsetting these increases were commercial business loans, which decreased $4.9 million and other loans, which decreased $530 thousand.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of June 30, 2025:

	June 30, 2025
	Amount	Percent
	(In thousands)
Owner-occupied
Retail	$43,962	8.4%
Hotel/Motel	75,751	14.5%
Professional	35,789	6.8%
Office	15,648	3.0%
Restaurant	18,790	3.6%
Other	38,731	7.4%
Total owner-occupied	$228,671	43.6%
Non-owner occupied
Retail	$86,860	16.6%
Multi-family	94,495	18.0%
Professional	17,935	3.4%
Office	32,980	6.3%
Restaurant	8,005	1.5%
Hotel/Motel	2,536	0.5%
Other	52,508	10.0%
Total non-owner occupied	$295,319	56.4%
Total commercial real estate loans	$523,990	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons including, but not limited to, payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at June 30, 2025:

June 30, 2025
	Number of
LTV range	Loans	Amount
(Dollars in thousands)
0%-25.0%	116	$48,111
25.01%-50.0%	137	170,178
50.01%-60.0%	78	114,971
60.01%-70.0%	104	137,405
70.01%-75.0%	26	35,371
75.01%-80.0%	8	17,954
Totals	469	$523,990

As of June 30, 2025 and September 30, 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital were estimated at approximately 266% and 270%, respectively. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

The Company’s asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of June 30, 2025 and September 30, 2024, we had $288 thousand and $116 thousand of non-performing commercial real estate loans, respectively.

Total non-performing loans increased $688 thousand, or 296.6%, to $920 thousand at June 30, 2025 from $232 thousand at September 30, 2024. The ratio of non-performing loans to total loans increased to 0.11% at June 30, 2025 from 0.03% at September 30, 2024.

The allowance for credit losses increased $283 thousand to $8.3 million, or 0.98% of total loan receivable during the nine months ended June 30, 2025. Growth in loans receivable during the nine months ended June 30, 2025 resulted in additional provisions for credit losses totaling $172 thousand and the Company recorded $111 thousand in net loan recoveries. The Company’s allowance for on-balance sheet credit losses increased to $8.1 million at June 30, 2025 from $7.5 million at September 30, 2024 while its reserve for off-balance sheet commitments decreased to $222 thousand at June 30, 2025 from $449 thousand at September 30, 2024. The decrease in our reserves for off balance sheet commitments resulted from contraction in our construction loan commitments during the nine months ended June 30, 2025.

Future increases in the allowance for credit losses may be necessary based on possible future increases in non-performing loans and charge-offs, the possible deterioration of collateral values, and the possible deterioration of the current economic environment.

Investment Securities. At June 30, 2025, investment securities totaled $91.1 million, reflecting a decrease of $4.3 million, or 4.5%, from September 30, 2024. The decrease resulted from matured and called bonds totaling $8.5 million and payments from mortgage-backed securities totaling $5.2 million during the nine months ended June 30, 2025. Offsetting these decreases were purchases of mortgage-backed securities totaling $6.9 million and corporate notes totaling $2.5 million.

Investment securities at June 30, 2025 consisted of $67.4 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $10.5 million in U.S. government-sponsored enterprise debt securities, $9.6 million in corporate notes, $3.4 million in municipal bonds, and $179 thousand in “private-label” mortgage-backed securities. There was no allowance for credit losses for the Company’s investment securities at June 30, 2025 and September 30, 2024.

Bank Owned Life Insurance. Bank owned life insurance (“BOLI”) decreased $2.7 million, or 11.8%, to $20.6 million at June 30, 2025 from $23.3 million at September 30, 2024.

In August 2024, the Company restructured approximately $7.9 million of its BOLI portfolio with the simultaneous purchase and surrender/exchange of BOLI policies. During the nine months ended June 30, 2025, the Company received $3.2 million from policy surrenders and recorded a $501 thousand increase in the cash surrender value of the BOLI policies. The restructure increased the yield on the BOLI portfolio from 2.59% (3.71% tax-equivalent) to 3.36% (4.81% tax-equivalent) at June 30, 2025.

Deposits. Total deposits increased $23.3 million, or 2.9%, to $820.0 million at June 30, 2025. The inflow in deposits occurred in money market accounts, which increased $26.3 million, or 8.6%, to $330.9 million, in certificates of deposit (including individual retirement accounts), which increased $20.9 million, or 13.1%, to $180.5 million, and in savings accounts, which increased $424 thousand, or 0.8%, to $53.3 million. Partially offsetting these increases were a $16.5 million, or 12.4%, decrease in non-interest bearing checking accounts to $116.3 million, and a $7.8 million, or 5.3%, decrease in interest-bearing checking accounts to $138.9 million.

Included with total deposit at June 30, 2025 were $41.3 million in brokered deposits, compared with $29.6 million at September 30, 2024. The Company issued $14.1 million of five-year term brokered certificates of deposit during the nine months ended June 30, 2025.

Borrowed Funds. Borrowings increased $7.5 million, or 26.2%, to $36.1 million at June 30, 2025 from $28.6 million at September 30, 2024.

During the nine months ended June 30, 2025, the Company borrowed $9.0 million from the Federal Home Loan Bank of New York, of which $4.0 million were a zero-cost advances for three-year terms and $5.0 million was for a four-year advance with an initial rate of 4.468% and an embedded 5.0% SOFR interest rate cap. The borrowings were used to fund the Company’s loan growth and were offset by $1.5 million in principal repayments.

Stockholders’ Equity. Stockholders’ equity increased $5.8 million, or 5.2%, to $116.3 million at June 30, 2025 from $110.5 million at September 30, 2024. The increase was primarily due to the Company’s results from operations, which increased $7.2 million, partially offset by dividends paid totaling $1.3 million at $0.21 per share and $869 thousand stock repurchase of 60,410 shares during the nine months ended June 301, 2025. The Company’s book value per share increased to $18.03 at June 30, 2025 from $16.98 at September 30, 2024.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2025 and 2024

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2025 and 2024. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the period indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$59,653	$650	4.37%	$57,178	$737	5.17%
Loans receivable, net (1)	822,467	12,608	6.15%	744,914	10,962	5.90%
Securities
Taxable	90,212	667	2.97%	92,248	561	2.44%
Tax-exempt (2)	3,370	18	2.17%	3,370	18	2.17%
FHLBNY stock	2,729	49	7.27%	2,326	53	9.20%
Total interest-earning assets	978,431	13,992	5.74%	900,036	12,331	5.50%
Noninterest-earning assets	51,850			49,563
Total assets	$1,030,281			$949,599

Interest-bearing liabilities:
Savings accounts (3)	$54,496	93	0.68%	$55,914	86	0.62%
NOW accounts (4)	507,337	3,787	2.99%	463,135	3,955	3.43%
Time deposits (5)	176,269	1,668	3.80%	139,120	1,296	3.74%
Total interest-bearing deposits	738,102	5,548	3.01%	658,169	5,337	3.25%
Borrowings	34,041	262	3.08%	28,510	206	2.90%
Total interest-bearing liabilities	772,143	5,810	3.02%	686,679	5,543	3.24%
Noninterest-bearing liabilities	146,342			157,405
Total liabilities	918,485			844,084
Retained earnings	111,796			105,515
Total liabilities and retained earnings	$1,030,281			$949,599

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$8,178			$6,784
Interest rate spread			2.72%			2.26%
Net interest-earning assets	$206,288			$213,357
Net interest margin (6)			3.35%			3.02%
Average interest-earning assets to
average interest-bearing liabilities	126.72%			131.07%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Interest income and yield are calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

	Nine Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$52,350	$1,691	4.32%	$63,265	$2,453	5.18%
Loans receivable, net (1)	803,846	36,603	6.09%	724,804	31,584	5.83%
Securities
Taxable	91,191	1,920	2.82%	92,579	1,560	2.25%
Tax-exempt (2)	3,370	55	2.17%	3,370	55	2.17%
FHLBNY stock	2,544	160	8.40%	2,291	165	9.60%
Total interest-earning assets	953,301	40,429	5.67%	886,309	35,817	5.40%
Noninterest-earning assets	52,856			49,235
Total assets	$1,006,157			$935,544

Interest-bearing liabilities:
Savings accounts (3)	$54,123	$279	0.69%	$58,607	$270	0.62%
NOW accounts (4)	494,218	11,095	3.00%	436,112	10,737	3.29%
Time deposits (5)	166,657	4,852	3.89%	122,962	3,183	3.46%
Total interest-bearing deposits	714,998	16,226	3.03%	617,681	14,190	3.07%
Borrowings	31,896	693	2.90%	28,972	663	3.06%
Total interest-bearing liabilities	746,894	16,919	3.03%	646,653	14,853	3.07%
Noninterest-bearing liabilities	142,302			179,201
Total liabilities	889,196			825,854
Retained earnings	116,961			109,690
Total liabilities and retained earnings	$1,006,157			$935,544

Tax-equivalent basis adjustment		(12)			(12)
Net interest and dividend income		$23,498			$20,952
Interest rate spread			2.64%			2.33%
Net interest-earning assets	$206,407			$239,656
Net interest margin (6)			3.30%			3.16%
Average interest-earning assets to
average interest-bearing liabilities	127.64%			137.06%

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

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

Net Income. Net income increased $779 thousand, or 46.1%, to $2.5 million for the three months ended June 30, 2025 compared with net income of $1.7 million for the three months ended June 30, 2024. The increase was due to higher net interest income and other income, partially offset by higher provisions for credit loss, other expenses and income tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 20.5%, to $8.2 million for the three months ended June 30, 2025 from $6.8 million for the three months ended June 30, 2024. The increase was attributable to a 33-basis point increase in the Company’s net interest margin to 3.35% for the three months ended June 30, 2025 from 3.02% for the three months ended June 30, 2024, as well as a $78.4 million increase in the average balance of interest-earning assets between the periods.

Interest and Dividend Income. Interest and dividend income increased $1.7 million, or 13.5%, to $14.0 million for the three months ended June 30, 2025 compared with $12.3 million for the three months ended June 30, 2024. The increase was attributable to a 24-basis point increase in the yield on interest-earning assets to 5.74% for the three months ended June 30, 2025 from 5.50% for the three months ended June 30, 2024, as well as a $77.6 million, or 10.4%, increase in the average balance of interest-earning assets.

The average balance of loans receivable, net of allowance for credit losses, increased $76.6 million, or 10.4%, to $822.5 million during the three months ended June 30, 2025 from $744.9 million during the three months ended June 30, 2024, while the yield on loans receivable increased 25 basis points to 6.15% for the three months ended June 30, 2025 from 5.90% for the three months ended June 30, 2024. The higher average balance and yield accounted for a $1.6 million, or 15.0%, increase in loan interest income between periods.

Interest Expense. Interest expense increased $267 thousand, or 4.8%, to $5.8 million for the three months ended June 30, 2025 from $5.5 million for the three months ended June 30, 2024. The average balance of interest-bearing liabilities increased $85.5 million, or 12.4%, to $772.1 million from $686.6 million, while the cost of interest-bearing liabilities decreased 22 basis points to 3.02% for the three months ended June 30, 2025 compared with 3.24% for the three months ended June 30, 2024.

The average balance of interest-bearing deposits increased $79.9 million, or 12.1%, to $738.1 million for the three months ended June 30, 2025 from $658.2 million for the three months ended June 30, 2024, while the average cost of such deposits decreased 24 basis points to 3.01% from 3.25%. Interest paid on interest-bearing deposits increased $211 thousand, or 4.0%, to $5.5 million for the three months ended June 30, 2025 compared with $5.3 million for the three months ended June 30, 2024.

Interest paid on borrowings increased $56 thousand, or 27.2%, to $262 thousand for the three months ended June 30, 2025 from $206 thousand for the three months ended June 30, 2024. The average balance of borrowings increased $5.5 million to $34.0 million for the three months ended June 30 2025 from $28.5 million for the three months ended June 30, 2024, and the cost of the borrowings increased by 18 basis points to 3.08% for the three months ended June 30, 2025 from 2.90% for the three months ended June 30, 2024.

Provision for Credit Losses. The Company recorded a net provision for credit losses totaling $101 thousand for the three months ended June 30, 2025 compared with a net recovery of credit losses totaling $54 thousand for the three months ended June 30, 2024. The higher provision for credit losses resulted from growth in commercial real estate, residential mortgage and commercial business loans, partially offset by lower construction loan balances, which require higher provisions for credit loss. The Company recorded $3 thousand in net loan recoveries during the three months ended June 30, 2025 compared with $1 thousand in net loan recoveries during the three months ended June 30, 2024.

Other Income. Other income increased $227 thousand, or 55.5%, to $636 thousand during the three months ended June 30, 2025 compared to $409 thousand for the three months ended June 30, 2024. The increase was primarily due to higher income on bank owned life insurance, which increased $79 thousand, or 84.9%, to $172 thousand for the three months ended June 30, 2025 from $93 thousand for the three months ended June 30, 2024 resulting from the restructure of policies totaling $7.9 million. In addition, the Company recorded higher service fee income, which increased $58 thousand, or 20.6%, to $340 thousand for the three months ended June 30, 2025 from $282 thousand for the three months ended June 30, 2024 primarily from higher commercial loan prepayment charges and late charges on loans.

Other Expenses. Other expenses increased $184 thousand, or 3.6%, to $5.2 million during the three months ended June 30, 2025 compared to $5.1 million for the three months ended June 30, 2024. The increase was primarily attributable to higher compensation and benefit expense, which increased $211 thousand, or 7.3%, to $3.1 million for the three months ended June 30, 2025 from $2.9 million for the three months ended June 30, 2024. The increase was attributable to higher employee medical benefits and incentive accruals as well as annual merit increases.

Income Tax Expense. The Company recorded income tax expense of $1.0 million on pre-tax income of $3.5 million for the three months ended June 30, 2025, compared with $501 thousand on pre-tax income of $2.2 million for the three months ended June 30, 2024. The increase in income tax expense was driven by higher pre-tax income as well as changes in deferred tax items that lowered the Company’s tax expense during the three months ended June 30, 2024. The Company’s effective tax rate for the three months ended June 30, 2025 was 28.9% compared with 22.9% for the three months ended June 30, 2024.

Comparison of Operating Results for the Nine Months Ended June 30, 2025 and 2024

Net Income. Net income increased $2.0 million, or 38.1%, to $7.2 million during the nine months ended June 30, 2025 compared with $5.2 million for the nine months ended June 30, 2024. The increase was due to higher net interest income, lower provisions for credit loss, and higher other income, partially offset by higher other expenses and income tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased $2.5 million, or 12.2%, to $23.5 million for the nine months ended June 30, 2025 from $21.0 million for the nine months ended June 30, 2024. The increase was attributable to a $67.0 million, or 7.6%, increase in the average balance of interest-earning assets to $953.3 million for the nine months ended June 30, 2025 from $886.3 million for the same period at June 30, 2024, as well as a 14-basis point increase in the Company’s net interest margin to 3.30% for the nine months ended June 30, 2025 from 3.16% for the nine months ended June 30, 2024.

Interest and Dividend Income. Interest and dividend income increased $4.6 million, or 12.9%, to $40.4 million for the nine months ended June 30, 2025 from $35.8 million for the nine months ended June 30, 2024. The increase was attributable to a 27-basis point increase in the yield on interest-earning assets to 5.67% for the nine months ended June 30, 2025 from 5.40% for the nine months ended June 30, 2024, as well as a $79.0 million, or 10.9%, increase in the average balance of net loan receivable.

The average balance of loans receivable, net of allowance for credit losses, increased $79.0 million, or 10.9%, to $803.8 million during the nine months ended June 30, 2025 from $724.8 million during the nine months ended June 30, 2024, while the yield on loans receivable increased 26-basis points to 6.09% for the nine months ended June 30, 2025 from 5.83% for the nine months ended June 30, 2024. The higher average balance and yield accounted for a $5.0 million, or 15.9%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, decreased $402 thousand, or 9.9%, to $3.7 million for the nine months ended June 30, 2025 from $4.1 million for the nine months ended June 30, 2024. The average balance of investment securities and interest-earning deposits decreased by $12.3 million, or 7.7%, to $146.9 million for the nine months ended June 30, 2025 from $159.2 million for the nine months ended June 30, 2024, and the yield of such assets decreased 7-basis points to 3.34% for the nine months ended June 30, 2025 from 3.41% for the nine months ended June 30, 2024.

Interest Expense. Interest expense increased $2.1 million, or 13.9%, to $16.9 million for the nine months ended June 30, 2025 compared with $14.9 million for the nine months ended June 30, 2024. The average balance of interest-bearing liabilities increased $100.2 million, or 15.5%, to $746.9 million from $646.6 million, while the cost of interest-bearing liabilities decreased 4-basis points to 3.03% for the nine months ended June 30, 2025 compared with 3.07% for the nine months ended June 30, 2024.

The average balance of interest-bearing deposits increased $97.3 million, or 15.8%, to $715.0 million for the nine months ended June 30, 2025 from $617.7 million for the nine months ended June 30, 2024, while the average cost of such deposits decreased 4-basis points to 3.03% from 3.07%. Interest paid on interest-bearing deposits increased $2.0 million, or 14.3%, to $16.2 million for the nine months ended June 30, 2025 from $14.2 million for the nine months ended June 30, 2024. A 29-basis point decrease in the cost of the Company’s $494.2 million average balance in money market and interest-bearing checking account balances more than offset a 43-basis point increase in the Company’s $166.7 million average balance of time deposits.

Interest expense on borrowings increased $30 thousand, or 4.5%, to $693 thousand for the nine months ended June 30, 2025 from $663 thousand for the nine months ended June 30, 2024. The average balance of borrowings increased $2.9 million, or 10.1%, to $31.9 million for the nine months ended June 30, 2025 from $28.9 million for the nine months ended June 30, 2024, while the cost of borrowings decreased 16 basis points to 2.90% for the nine months ended June 30, 2025 compared with 3.06% for the nine months ended June 30, 2024.

Provision for Credit Losses. The Company recorded provisions for credit losses of $172 thousand for the nine months ended June 30, 2025 compared with $441 thousand for the nine months ended June 30, 2024. The lower provision for credit losses resulted from lower construction loan commitments, which require higher provisions for credit loss, that more than offset growth in commercial real estate, residential mortgage and commercial business loans. In addition, the Company recorded $111 thousand in net loan recoveries during the nine months ended June 30, 2025 compared with $67 thousand in net loan recoveries during the nine months ended June 30, 2024.

Other Income. Other income increased $1.2 million, or 74.5%, to $2.9 million during the nine months ended June 30, 2025 compared to $1.6 million for the nine months ended June 30, 2024. The increase was primarily due to higher gains from the sale of Small Business Administration 7(a) loans, which increased $506 thousand to $848 thousand for the nine months ended June 30, 2025 from $342 thousand for the nine months ended June 30, 2024. In addition, the Company recorded higher gains from the sale of OREO, commercial loan prepayment charges, late charges on loans and income from its bank-owned life insurance policies.

Other Expenses. Other expenses increased $863 thousand, or 5.7%, to $16.0 million during the nine months ended June 30, 2025 from $15.2 million during the nine months ended June 30, 2024. The increase was primarily attributable to higher compensation and benefit expense, which increased $663 thousand, or 7.6%, to $9.4 million during the nine months ended June 30, 2025 from $8.7 million for the year ended June 30, 2024, and higher medical benefits and incentive accruals as well as annual merit increases. In addition, occupancy expense increased $222 thousand, or 9.2%, to $2.6 million from $2.4 million due to lease termination expenses related to the closure of the Bank’s Bridgewater office.

Income Tax Expense. The Company recorded tax expense of $2.9 million on pre-tax income of $10.1 million for the nine months ended June 30, 2025, compared to $1.7 million on pre-tax income of $7.0 million for the nine months ended June 30, 2024. The increase in income tax expense was driven by higher pre-tax income as well as changes in deferred tax items that lowered the Company’s tax expense during the nine months ended June 30, 2024. The Company’s effective tax rate for the nine months ended June 30, 2025 was 28.6% compared with 24.8% for the nine months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at June 30, 2025, we had an aggregate net borrowing capacity of $133.2 million. There has been no material adverse change during the nine months ended June 30, 2025 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2025, the Company had commitments outstanding under letters of credit totaling $785 thousand, commitments to originate loans totaling $37.6 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $85.5 million. There has been no material change during the nine months ended June 30, 2025 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2025, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 10.97%, and total qualifying capital as a percentage of risk-weighted assets was 15.71%.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the U.S. Securities and Exchange Commission on December 19, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	On December 8, 2022, the Company announced its fourth stock repurchase program of up to 5% of its outstanding shares of common stock, or 337,146 shares. The Company completed the repurchase of all 337,146 shares at an average price of $12.23 on April 17, 2025.

On May 22, 2025 the Company announced the authorization of its fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 323,547 shares. The Company’s intended use of the repurchased shares is for general corporate purposes. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The Company repurchased 60,410 shares of its common stock during the nine months ended June 30, 2025. Through June 30, 2025, the Company held 646,877 shares in treasury that were repurchased at an average price of $12.69.

The following table reports information regarding repurchases of our common stock during the current quarter ended June 30, 2025.

			Total Number of	Remaining Number
	Total Number	Average	Shares Repurchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	be Purchased Under
Periods	Purchased	Per Share	Announced Programs	the Current Program
April 1, 2025 through April 30, 2025	2,924	$13.97	337,146	—
May 1, 2025 through May 31, 2025	20,000	$15.42	20,000	303,547
June 1, 2025 through June 30, 2025	—	$—	20,000	303,547

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a.)	Not applicable.

b.)	During the nine months ended June 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 13, 2025	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 13, 2025	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer