Form 10-K
period 2025-09-30
Magyar Bancorp, Inc.
filed 2025-12-19
CIK 1337068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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

Yes ☐     No ☑

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of March 31, 2025 was $90.0 million. As of December 15, 2025, there were 6,477,991 outstanding shares of the registrant’s Common Stock,

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2026 (Part III)

Magyar Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2025

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

General

Magyar Bancorp, Inc. (the “Company”) is a Delaware-chartered corporation which owns 100% of the outstanding shares of common stock of Magyar Bank (the “Bank”). At September 30, 2025, Magyar Bancorp, Inc. had consolidated assets of $997.7 million, total deposits of $814.3 million and stockholders’ equity of $118.8 million. Magyar Bancorp, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Magyar Bank. The executive office of Magyar Bancorp, Inc. is located at 400 Somerset Street, New Brunswick, New Jersey 08901, and its telephone number is (732) 342-7600.

Magyar Bank is a New Jersey-chartered savings bank headquartered in New Brunswick, New Jersey that was originally founded in 1922. We conduct business from our main office located at 400 Somerset Street, New Brunswick, New Jersey, and our seven branch offices located in New Brunswick, North Brunswick, South Brunswick, Branchburg, Edison and Martinsville, New Jersey. The telephone number at our main office is (732) 342-7600 and our website is located at www.magbank.com. Information on our website is not and should not be considered a part of this Annual Report.

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

Most of our customers are individuals and small to medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect the Bank’s borrowers, their ability to repay their loans and to borrow additional funds, and consequently the Bank’s financial condition and performance. Most of the Bank’s loans are secured by real estate located in New Jersey. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on the Bank’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. According to the Federal Deposit Insurance Corporation’s annual Summary of Deposit report, on June 30, 2025, our market share of deposits was 1.39% and 0.69% in Middlesex and Somerset Counties, respectively. Our market share of deposits was 1.52% and 0.38%, respectively, at June 30, 2024.

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

Lending Activities

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing primarily in and around central and northern New Jersey. We primarily originate commercial and residential real estate loans, and to a lesser extent home equity lines of credit, commercial business and construction and land loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, for the years ended September 30, 2025 and 2024.

	Years Ended September 30,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to four-family residential	$242,454	28.2%	$246,201	31.5%
Commercial real estate	533,213	62.1%	461,319	59.1%
Construction and land	29,287	3.4%	22,722	2.9%
Home equity loans and lines of credit	31,778	3.7%	24,728	3.2%
Commercial business	20,048	2.3%	24,011	3.1%
Other	2,119	0.2%	2,235	0.3%
Total loans receivable	$858,899	100.0%	$781,216	100.0%
Net deferred loan costs	(1,546)		(1,054)
Total loans receivable, net	$857,353		$780,162

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

				Home Equity
	One-to Four-Family	Commercial	Construction	Loans and Lines	Commercial
September 30, 2025	Residential	Real Estate	and Land	of Credit	Business	Other	Total
	(In thousands)
One year or less	$553	$34,603	$27,544	$3,602	$10,935	$6	$77,243
After one year through five years	2,361	48,787	101	510	3,035	33	54,827
After five years through fifteen years	39,427	131,365	134	4,034	4,072	20	179,052
After fifteen years	200,113	318,458	1,508	23,632	2,006	2,060	547,777
Total	$242,454	$533,213	$29,287	$31,778	$20,048	$2,119	$858,899

The following table sets forth the scheduled repayments of fixed-rate and adjustable-rate loans at September 30, 2025 that are contractually due after September 30, 2026.

	Due After September 30, 2026
	Fixed	Adjustable	Total
	(In thousands)
One-to-four-family residential	$144,470	$97,431	$241,901
Commercial real estate	63,312	435,298	498,610
Construction and land	101	1,642	1,743
Home equity loans and lines of credit	4,872	23,303	28,175
Commercial business	3,949	5,165	9,114
Other	37	2,076	2,113
Total	$216,741	$564,915	$781,656

One-to Four-Family Residential Loans. We originate residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At September 30, 2025, $242.5 million, or 28.2% of our total loan portfolio, consisted of residential mortgage loans. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio more than 80%.

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

At September 30, 2025, we had $145.0 million of fixed-rate residential mortgage loans, which represented 59.8% of our total residential mortgage loan portfolio. At September 30, 2025, our largest fixed-rate residential mortgage loan was $9.8 million. The loan was performing in accordance with its contractual repayment terms at September 30, 2025.

At September 30, 2025, adjustable-rate residential mortgage loans totaled $97.4 million, or 40.2% of our total residential mortgage loan portfolio. The largest adjustable-rate residential mortgage loan was for $2.6 million. The loan was performing in accordance with its contractual repayment terms at September 30, 2025.

Commercial Real Estate Loans. We also originate commercial real estate loans, most of which are secured by properties located in our primary market area. At September 30, 2025, $533.2 million, or 62.1%, of our total loan portfolio consisted of these types of loans. Commercial real estate loans are generally secured by five-or-more-unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, warehouses and retail facilities. We generally originate adjustable-rate commercial real estate loans with a maximum term of 25 years with adjustable-rate periods every five years. The maximum loan-to-value ratio for our commercial real estate loans is 75%, based on the appraised value of the property.

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

Loans secured by commercial real estate generally are larger than residential mortgage loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

Construction and Land Loans. We also originate construction and land acquisition loans for the development of one-to four-family homes, apartment buildings and commercial properties. Construction and land loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At September 30, 2025, our construction and land loans totaled $29.3 million, or 3.4% of total loans.

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

Construction and land lending is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction and land loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed to protect the value of the property. Additionally, if our estimate of the value of the completed property is inaccurate, our construction and land loan may exceed the value of the collateral. The advantages of construction lending are that the market is typically less competitive than standard mortgage products, the interest rate typically charged is a variable rate, which permits the Bank to protect against sudden changes in its costs of funds, the interest rate is typically higher to reflect the higher degree of credit risk, and the origination fees charged by the Bank to its customers can be amortized over the shorter term of a construction loan, typically, one to two years, which permits the Bank to recognize fees as income over a shorter period of time.

Home Equity Loans and Lines of Credit and Other Loans. We originate home equity lines of credit secured by residences located in our market area. At September 30, 2025, these loans totaled $31.8 million, or 3.7% of our total loan portfolio. The underwriting standards we use for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations, the ongoing payments on the proposed loan and the value of the collateral securing the loan. The maximum combined (first and second mortgage liens) loan-to-value ratio for home equity lines of credit is 80%. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 25 years.

We also originate loans secured by the common stock of publicly traded companies, provided their shares are listed on the New York Stock Exchange or the NASDAQ Stock Market. Stock-secured loans are interest-only and are offered for terms up to twelve months and for adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal. The loan amount is not to exceed 70% of the value of the stock securing the loan at any time. At September 30, 2025, stock-secured and other loans totaled $1.6 million, or 0.2% of our total net loan portfolio.

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Our commercial business loans include term loans and revolving lines of credit. At September 30, 2025, our commercial business loans totaled $20.0 million, or 2.3% of total loans.

The maximum term of a commercial business loan is 25 years. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial business loans are made with either adjustable or fixed rates of interest.

Included in commercial business loans are SBA 7(a) loans, on which the SBA provides guarantees of up to 75% of the principal balance (85% for loans under $150,000). These loans are made for the purposes of providing working capital and financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the State of New Jersey. At September 30, 2025, $17.6 million, or 96.0% of the Company’s SBA loan balances, were to businesses located in the State of New Jersey. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value ratio, lower debt service coverage ratio or weaker personal financial guarantees. In addition, many SBA 7(a) loans are for start-up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. We generally sell the guaranteed portions of these SBA loans in the secondary market.

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

Loans to One Borrower and Concentration of Loans. The maximum amount of loans to one borrower is limited by our Board-established loans-to-one-borrower limit, which is currently 15% of Magyar Bank’s capital, or $18.6 million. At September 30, 2025, our largest loan was a $12.8 million commercial real estate loan to finance the purchase and operation of a nursing and rehabilitation home in Edison, New Jersey. The loan was performing in accordance with its terms at September 30, 2025.

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

Asset Quality

We commence collection efforts when a loan becomes 15 days past due with system-generated reminder notices. Subsequent late charge and delinquent notices are issued, and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are delinquent for more than 90 days. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.

A summary report of all loans 30 days or more past due is provided to the Board of Directors on a monthly basis. If no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure and/or other collection efforts.

Non-Performing Assets. Non-accrual loans are loans on which the accrual of interest has ceased. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

The following table sets forth the amounts and categories of our non-accrual assets at September 30, 2025 and 2024.

	Years Ended September 30,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
One-to four-family residential	$303	$116
Commercial real estate	-	116
Home equity lines of credit	148	-
Total non-accrual loans	$451	$232

Allowance for credit losses:	$8,350	$7,548

Ratios:
Total non-accrual loans to total loans	0.05%	0.03%
Allowance for credit losses to total non-accrual loans*	NM *	NM *
Allowance for credit losses to total loan receivable	0.97%	0.97%

*	Not meaningful

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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies for the years ended September 30, 2025 and 2024. Loans delinquent more than three months, or 90 days are generally classified as non-accrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2025
One-to four-family residential	1	$160	2	$303	3	$463
Commercial real estate	2	346	-	-	2	346
Home equity loans and lines of credit	-	-	2	148	2	148
Total	3	$506	4	$451	7	$957

September 30, 2024
One-to four-family residential	2	$627	2	$116	4	$743
Commercial real estate	-	-	1	116	1	116
Home equity loans and lines of credit	1	236	-	-	1	236
Total	3	$863	3	$232	6	$1,095

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired, it is recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition.

At September 30, 2025, we held one commercial real estate property totaling $2.2 million, a decrease of $1.5 million, or 41.8%, compared to two residential single-family and one commercial real estate properties totaling $3.7 million at September 30, 2024.

Allowance for Credit Losses

Financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses (“ACL”) reflects management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.

ACL on Loans. The Company maintains its ACL on loans at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Balance Sheet. The ACL is a valuation reserve established and maintained by charges against income. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses that considers our historical loss experience, the weighted average expected lives of loans, current economic conditions and forecasts of future economic conditions. The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans. The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

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

The following table sets forth activity in our ACL on loans for the years ended September 30, 2025 and 2024.

	Years Ended September 30,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$7,548	$8,330

Effect of adopting ASU 2016-13	-	(1,032)
Net recoveries:
One-to four-family residential	(34)	(1)
Construction and land	-	(65)
Commercial business	(115)	(2)
Total net recoveries	(149)	(68)
Provision for credit losses	653	182
Balance at end of year	$8,350	$7,548
Ratios:
Net recoveries to average loans outstanding	-0.02%	-0.01%
Allowance for credit loss to total loans receivable	0.97%	0.97%

Allocation of ACL on Loans. The following table sets forth the ACL on loans allocated by loan category and the percent of the allowance to the total allowance at September 30, 2025 and 2024, as well as additional information with respect to net loan charge-offs by category. The ACL on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2025				September 30, 2024
				Net Charge-off				Net Charge-off
		% of		(Recovery)		% of		(Recovery)
		Loans	Net	to Average		Loans	Net	to Average
		to Total	Charge-off	Loans		to Total	Charge-off	Loans
	Amount	Loans	(Recovery)	Outstanding	Amount	Loans	(Recovery)	Outstanding
	(Dollars in thousands)
One-to four-family residential	$838	28.2%	$(34)	-0.01%	$755	31.5%	$(1)	-%
Commercial real estate	5,975	62.1%	-	-%	5,334	59.1%	-	-%
Construction and land	754	3.4%	-	-%	624	2.9%	(65)	-0.3%
Home equity loans and lines of credit	40	3.7%	-	-%	30	3.2%	-	-%
Commercial business	742	2.3%	(115)	-0.5%	805	3.1%	(2)	0.0%
Other	2	0.2%	-	-%	-	0.3%	-	-%
Unallocated	(1)	-%	-	-%	-	-%	-	-%
Total allowance for credit losses	8,350	100.0%	(149)	0.0%	$7,548	100.0%	$(68)	0.0%

Investments

Our Board of Directors has adopted our Investment Policy, which determines the types of securities in which we may invest. While general investment strategies are developed by the Board Asset and Liability Committee, the execution of specific actions rests primarily with our President and our Chief Financial Officer. They are responsible for ensuring the guidelines and requirements included in the Investment Policy are followed. They are authorized to execute transactions that fall within the scope of the established Investment Policy up to $5.0 million per transaction individually or $10.0 million per transaction jointly. Investment transactions more than $10.0 million must be approved by the Board Asset and Liability Committee. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.

Our investments portfolio may include U.S. Treasury obligations, debt and equity securities issued by various government-sponsored enterprises, including Fannie Mae and Freddie Mac, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment-grade corporate debt instruments, and municipal debt securities. In addition, we may invest in equity securities subject to certain limitations and not more than Magyar Bank’s Tier 1 capital.

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

Portfolio Maturities and Yields. The maturities and weighted average yields of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2025 and 2024 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The weighted average yield is determined using a yield calculated from the contractual interest rate adjusted for the amortization/accretion of premium/discount paid to purchase the security, if any, expected to be recognized during its average life. Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

		More Than	More Than
	One Year	One Year Through	Five Years Through	More Than
	or Less	Five Years	Ten Years	Ten Years
September 30, 2025	Yield	Yield	Yield	Yield
Obligations of U.S. government agencies:
Mortgage backed securities - residential	-%	-%	-%	3.44%
Mortgage backed securities - commercial	-%	4.82%	-%	4.89%
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	3.00%	3.09%	1.90%	2.52%
Debt securities	0.84%	1.72%	-%	-%
Private label mortgage-backed securities-residential	-%	-%	6.98%	-%
Obligations of U.S. states and political subdivisions	-%	1.78%	1.51%	-%
Corporate securities	-%	3.63%	8.66%	-%

Sources of Funds

General. Deposits have traditionally been the primary source of funds used for our lending and investment activities. We obtain certificates of deposit primarily through our branch network and to a lesser extent via the brokered CD market. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, income on other earning assets and stockholders’ equity. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from customers within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept brokered deposits when attractive rates and terms are available. At September 30, 2025, we had $57.3 million in brokered certificate of deposits.

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

The following table sets forth the distribution of total deposit accounts, by account type, at September 30, 2025 and 2024.

	Years Ended September 30,
	2025			2024
			Weighted			Weighted
	Average		Average	Average		Average
Deposit Type	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Demand accounts	$127,218	15.12%	0.00%	$157,783	20.05%	0.00%
Savings accounts	53,750	6.39%	0.69%	57,147	7.26%	0.62%
NOW accounts	169,089	20.10%	2.63%	139,057	17.67%	3.05%
Money market accounts	318,997	37.91%	3.22%	302,795	38.48%	3.45%
Certificates of deposit	158,736	18.87%	3.89%	117,676	14.96%	3.66%
Retirement accounts	13,559	1.61%	3.49%	12,385	1.57%	2.91%
Total deposits	$841,349	100.00%	2.59%	$786,843	100.00%	2.51%

At September 30, 2025 and 2024, the aggregate deposits in amounts greater than $250 thousand, which is the maximum amount for federal deposit insurance, were $351.0 million and $380.0 million, respectively. The estimated amounts of deposits that were neither insured nor collateralized were $127.9 million and $114.7 million at September 30, 2025 and 2024, respectively. We had no deposits that were uninsured for any reason other than being more than the maximum amount for federal deposit insurance.

The following table sets forth the maturity of certificates of deposits with individual account balances exceeding $250 thousand for the years ended September 30, 2025 and 2024.

	Years Ended September 30,
	2025	2024
	(In thousands)
Maturity Periods:
Three months or less	$4,392	$5,060
Over three through six months	5,322	9,672
Over six through twelve months	10,657	7,838
Over twelve months	68,208	4,159
Total	$88,579	$26,729

At September 30, 2025, $80.6 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Subsidiary Activities

The Company’s only subsidiary is the Bank. The Bank holds three subsidiaries as described below.

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

Employees and Human Capital Resources

On September 30, 2025 we employed 91 full-time employees and seven part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At September 30, 2025, 36% of our current staff had been with us for ten years or more.

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

Magyar Bancorp, Inc., as a bank holding company controlling Magyar Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), the rules and regulations of the Federal Reserve Bank (the “FRB”) under the BHCA the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”), and the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Magyar Bank and Magyar Bancorp, Inc. are required to file reports with and otherwise comply with the rules and regulations of the FRB and the Commissioner. Magyar Bancorp, Inc. is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

New Jersey Banking Regulation

Activity Powers. Magyar Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its implementing regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

At September 30, 2025, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 14.70%, total capital to risk-based assets ratio was 15.79%, and Tier 1 capital to total assets leverage ratio was 11.41%. At September 30, 2024, Magyar Bank’s common equity Tier 1 capital to risk-based assets ratio was 14.75%, total capital to risk-based assets ratio was 15.85%, and Tier 1 capital to total assets leverage ratio was 11.11%.

Prompt Corrective Action. Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the applicable statute establishes five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Effective March 31, 2020, qualifying community banking organizations that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized. At September 30, 2025, Magyar Bank met all of the requirements to be considered well capitalized for regulatory capital purposes.

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

As of September 30, 2025, Magyar Bank was in compliance with these requirements.

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

Deposit Insurance. The DIF insures deposits at FDIC-insured financial institutions such as Magyar Bank generally up to a maximum of $250 thousand per separately insured depositor for each account ownership category.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

Brokered Deposits.  Applicable law and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, upon application to and a waiver from the FDIC, “adequately capitalized.” Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. The FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks can exempt from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits.

Transactions with Affiliates of Magyar Bank. Magyar Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the FRB. An affiliate includes, among other things, a company that controls, is controlled by, or is under common control with an insured depository institution, such as Magyar Bancorp, Inc. In general, “covered transactions,” as defined by these authorities, between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, covered transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s capital stock and surplus for transactions with any one affiliate, and 20% of the institution’s capital stock and surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates for a savings bank to engage in a credit transaction with them. In addition, “covered transactions” with affiliates must be on terms and conditions consistent with safe and sound banking practices and generally may not involve low-quality assets. Transactions with affiliates must generally be on terms and under circumstances that are substantially the same, or at least as favorable to the institution, as comparable transactions involving non-affiliates. Magyar Bank is currently in compliance with these requirements.

Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Community Reinvestment Act. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In connection with its examination of a state-chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA.

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. We received an “Satisfactory” CRA rating in our most recently completed federal examination, which was conducted by the FDIC in 2025.

The Bank Secrecy Act and USA PATRIOT Act. The Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) require Magyar Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime. Together, the BSA and USA PATRIOT Act require Magyar Bank to implement internal controls, conduct customer due diligence, maintain records, and file reports, among other things. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

Cybersecurity. The federal banking agencies have adopted rules providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Consumer Protection. Magyar Bank is subject to federal and state fair lending laws. The federal Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. In addition, Magyar Bank is subject to other federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the way financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services. Further, the Consumer Financial Protection Bureau has broad authority to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The failure to comply with these laws could result in enforcement actions by the federal banking agencies, as well as other federal regulatory agencies and the Department of Justice.

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

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any entities controlled by any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to member banks, which is comparable to the loans-to-one-borrower limit applicable to Magyar Bank’s loans. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25 thousand or 2.5% of the bank’s unimpaired capital and surplus, and in no event more than $100 thousand. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed the greater of $25 thousand or 5% of the bank’s unimpaired capital and surplus. Generally, loans to an insider or insider’s related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

An exception is made to some of the otherwise-applicable requirements for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Holding Company Regulation

Federal Regulation. Magyar Bancorp, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. Bank holding companies are generally subject to consolidated capital requirements established by the FRB, but those under $3.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and required the promulgation of implementing regulations. Under the prompt corrective action provisions of the Dodd-Frank Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. See “Federal Banking Regulation—Prompt Corrective Action.” If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

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

In connection with the mutual-to-stock conversion of Magyar Bancorp, MHC, “eligible account holders” and “supplemental eligible account holders” received an interest in liquidation accounts maintained by the Company and Magyar Bank in an aggregate amount equal to (a) Magyar Bancorp, MHC’s ownership interest in the Company’s total stockholders’ equity as of the date of the latest Statement of Balance Sheet included in the offering prospectus for the conversion plus; (b) the value of the net assets of Magyar Bancorp, MHC as of the date of the latest Statement of Balance Sheet of Magyar Bancorp, MHC before the consummation of the conversion (excluding its ownership of the Company). The Company and Magyar Bank hold the liquidation accounts for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain deposits in Magyar Bank after the conversion. The liquidation accounts are intended to preserve for eligible account holders and supplemental eligible account holders who continue to maintain their deposit accounts with Magyar Bank a liquidation interest in the residual net worth, if any, of Magyar Bank (after the payment of all creditors, including depositors to the full extent of their deposit accounts) in the event of a liquidation of (a) the Company and Magyar Bank or (b) Magyar Bank.

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

The Company has adopted an Incident Response Plan (the “Plan”) to monitor, detect, mitigate and remediate cybersecurity incidents. The Plan requires that business unit management have a working knowledge of the Company’s Information Security Program and Incident Response Policies. Pursuant to the Plan, the IT Director identifies information owners for sensitive customer information and creates an incident response team. Each Department Manager, upon notification of a potential unauthorized access, manipulation of data or theft of any item identified under the Gramm-Leach-Bliley Act (the “GLBA”) Inventory and Asset Classification, is responsible for further assessing the situation in order to document the suspected or actual breach and forward the appropriate documentation to IT Management. The documentation of the suspected or actual incident includes the following:

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

During the fiscal year ended September 30, 2025, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

ITEM 2.	Properties

The following table provides certain information with respect to our offices as of September 30, 2025:

	Leased or	Original Year	Year of
Office Locations	Owned	Leased or Acquired	Lease Expiration
Main Office:
400 Somerset Street	Owned	2005	-
New Brunswick, New Jersey, 08901

Full - Service Branches:
3050 State Route 27	Owned	1969	-
Kendall Park, New Jersey, 08824

596 Milltown Road	Leased	2002	2031
North Brunswick, New Jersey, 08902

1000 Route 202 South	Leased	2006	2031
Branchburg, New Jersey, 08876

1167 Inman Avenue	Leased	2011	2026
Edison, New Jersey, 08820

1199 Amboy Avenue	Leased	2017	2027
Edison, New Jersey, 08837

1990 Washington Valley Road	Leased	2024	2029
Martinsville, New Jersey, 08836

The net book value of our premises, land and equipment was approximately $12.2 million and $12.5 million at September 30, 2025 and 2024, respectively.

For information regarding Magyar Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

In the ordinary course of business, we are a party to various legal actions which are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability as of September 30, 2025 is believed to be immaterial to our consolidated financial position, results of operations and cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Our shares of common stock are traded on the NASDAQ Stock Market LLC under the symbol “MGYR.” The approximate number of holders of record of Magyar Bancorp, Inc.’s common stock as of September 30, 2025 was 503. Certain shares of Magyar Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company declared five dividends totaling $0.29 per share paid to common shareholders during the year ended September 30, 2025. In the future, the Company intends to continue to pay a regular quarterly cash dividend. In determining whether and in what amount to pay a cash dividend, the Board will continue to consider several factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will continue to be paid or that, if paid, will not be reduced. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1- Business- Supervision and Regulation- New Jersey Banking Regulation-Dividends.”

Other than its employee stock ownership plan, Magyar Bancorp, Inc. does not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Company’s equity compensation plans.

September 30, 2025	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price*	Number of securities remaining available for issuance under plan
Stock options	285,200	$12.58	103,800
Shares of restricted stock	58,160	-	6,000
Total	$343,360	$12.58	$109,800

*	Reflects exercise price of stock options only.

(b)	Not applicable.

(c)	Share repurchases.

On April 17, 2025 the Company completed its fourth stock repurchase program announced December 8, 2022, with all 337,146 shares repurchased at an average price of $12.23. On May 22, 2025 the Company announced the authorization of its fifth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares, or up to 323,547 shares. The Company’s intended use of the repurchased shares is for general corporate purposes. The timing of the repurchases will depend on certain factors including, but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The Company held 617,797 shares of treasury stock at September 30, 2025.

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2025.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a Delaware-chartered stock holding company whose most significant business activity is ownership of 100% of the common stock of Magyar Bank. Magyar Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, into one-to four-family residential mortgage loans, multi-family and commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and construction loans. Our results of operations depend primarily on our net interest income, which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

During the year ended September 30, 2025, the Company’s total assets grew $45.8 million, or 4.8%, to $997.7 million from $951.9 million at September 30, 2024. The increase was attributable to a $77.2 million increase in loans receivable, offset by an $18.5 million decrease in total cash and cash equivalents, a $7.0 million decrease in investment securities, a $4.3 million decrease in bank owned life insurance and a $1.6 million decrease in other real estate owned.

Total deposits increased $17.6 million, or 2.2%, to $814.3 million and stockholders’ equity increased $8.3 million, or 7.5%, to $118.8 million during the year ended September 30, 2025 compared with $796.7 million and $110.5 million for the year ended September 30, 2024, respectively.

The Company’s net income increased $2.0 million, or 25.4%, to $9.8 million during the year ended September 30, 2025 compared with net income of $7.8 million for the year ended September 30, 2024 from higher net interest income, partially offset by higher provisions for credit loss, other expenses and income tax expense.

Throughout fiscal year 2026, we expect to continue increasing our commercial real estate and commercial business loans while managing non-interest expenses in an effort to increase profitability of the Company.

Our business operations are subject to risks and uncertainties that could materially affect our operating results. The extent of such impact will depend on future developments, which are highly uncertain. There continues to be various other risks and uncertainties that could impact the Company’s businesses and future results, such as changes to the U.S. economic condition, market interest rates, the Federal Reserve Board’s monetary policy, other government policies, and actions of regulatory agencies.

Comparison of Financial Condition at September 30, 2025 and 2024

Total Assets. Total assets increased $45.8 million, or 4.8%, to $997.7 million compared with $951.9 million at September 30, 2024. The increase was attributable to a $77.2 million increase in loans receivable, net of deferred loan costs, offset by an $18.5 million decrease in total cash and cash equivalents, a $7.0 million decrease in investment securities, a $4.3 million decrease in bank owned life insurance and a $1.6 million decrease in other real estate owned.

Loans Receivable. Total loans receivable increased $77.7 million, or 9.9%, to $858.9 million during the year ended September 30, 2025 from $781.2 million at September 30, 2024. The growth during the year occurred in commercial real estate loans, which increased $71.9 million, or 15.6%, to $533.2 million, in construction and land loans, which increased $6.6 million, or 28.9%, to $29.3 million, and in one-to four-family residential mortgage loans (including home equity lines of credit), which increased $3.3 million, or 1.2%, to $274.2 million. Offsetting these increases were declines in commercial business loans, which decreased $4.0 million, or 16.5%, to $20.1 million and in other consumer loans, which decreased $116 thousand, or 5.2%, to $2.1 million.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Owner-occupied
Retail	$43,440	8.1%	$41,718	9.0%
Hotel/Motel	75,380	14.1%	42,438	9.2%
Professional	34,328	6.4%	35,341	7.7%
Office	17,563	3.3%	10,934	2.4%
Restaurant	23,409	4.4%	18,743	4.1%
Other	39,722	7.4%	28,243	6.1%
Total owner-occupied	$233,842	43.9%	$177,417	38.5%

Non-owner occupied
Retail	$85,574	16.0%	$84,435	18.3%
Multi-family	95,794	18.0%	86,676	18.8%
Professional	17,514	3.3%	18,972	4.1%
Office	36,053	6.8%	39,064	8.5%
Restaurant	7,943	1.5%	8,060	1.7%
Hotel/Motel	2,526	0.5%	2,566	0.6%
Other	53,967	10.1%	44,129	9.6%
Total non-owner occupied	$299,371	56.1%	$283,902	61.5%
Total commercial real estate loans	$533,213	100.0%	$461,319	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio (“LTV”). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons including, but not limited to, payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Number of		Number of
LTV range	Loans	Amount	Loans	Amount
	(Dollars in thousands)
0%-25.0%	129	$54,594	114	$45,522
25.01%-50.0%	129	163,280	120	111,699
50.01%-60.0%	79	114,311	71	123,684
60.01%-70.0%	109	147,882	94	118,379
70.01%-75.0%	24	33,244	32	47,611
75.01%-80.0%	8	17,856	7	13,188
> 80.0%	2	2,046	1	1,236
Totals	480	$533,213	439	$461,319

As of September 30, 2025 and 2024, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital were estimated at approximately 267% and 270%, respectively. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Our asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of September 30, 2025 and 2024, we had $0 and $116 thousand of non-performing commercial real estate loans, respectively. Such amounts totaled 0.00% and 0.03% of total commercial real estate loans as of September 30, 2025 and 2024, respectively.

Total non-performing loans increased $219 thousand, or 94.4%, to $451 thousand at September 30, 2025 from $232 thousand at September 30, 2024. Non-performing loans consisted of four loans secured by one-to four family properties totaling $451 thousand. The ratio of non-performing loans to total loans was 0.05% at September 30, 2025 compared to 0.03% at September 30, 2024.

Allowance for Credit Losses. The allowance for credit losses on loans increased $802 thousand to $8.4 million at September 30, 2025 compared to $7.5 million at September 30, 2024. The increase was attributable to provisions for credit loss totaling $653 thousand and net loan recoveries totaling $149 thousand during the year. For comparison, the Company recorded provisions for credit loss totaling $182 thousand and net loan recoveries totaling $69 thousand during the year ended September 30, 2024.

Investment Securities. At September 30, 2025, investment securities totaled $88.4 million, reflecting a $7.0 million, or 7.3%, decrease from September 30, 2024. Investment securities at September 30, 2025 consisted of $65.6 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $9.4 million in U.S. government-sponsored enterprise debt securities, $9.8 million in corporate notes, $3.4 million in municipal bonds and $174 thousand in “private-label” mortgage-backed securities.

Bank-Owned Life Insurance. Bank owned life insurance (“BOLI”) decreased $4.3 million, or 18.4%, to $19.0 million at September 30, 2025 from the surrender of policies totaling $5.0 million, partially offset by increases in the cash surrender value of the retained policies totaling $673 thousand.

The Company began restructuring $7.9 million of its BOLI portfolio in August 2024 to increase the yield on the portfolio to higher market interest rates. The portfolio restructure increased the crediting rate on the restructured BOLI policies from 2.24% (3.20% tax-equivalent yield) to 4.67% (6.67% tax-equivalent yield).

Other Real Estate Owned. Other real estate owned decreased $1.6 million, or 41.8%, to $2.2 million at September 30, 2025. The Company sold two properties totaling $1.8 million for a net gain of $229 thousand and reduced the carrying value on its remaining property through a $57 thousand write down during the year ended September 30, 2025.

Deposits. Total deposits increased $17.6 million, or 2.2%, to $814.3 million at September 30, 2025. The growth in deposits during the year occurred in certificates of deposit (including individual retirement accounts) which increased $50.3 million, or 31.5%, to $210.0 million, in interest-bearing checking account balances, which increased $17.0 million, or 11.6% to $163.8 million, and in savings account balances, which increased $1.6 million, or 3.0%, to $54.4 million. Offsetting these increases were declines in money market account balances, which decreased $35.6 million, or 11.7%, to $268.9 million and in non-interest checking account balances, which decreased $15.6 million, or 11.7%, to $117.2 million.

Included in the Company’s total deposits was an estimated $127.9 million that was not collateralized and exceeded the FDIC’s insurance coverage limit of $250,000 at September 30, 2025 compared to $114.7 million at September 30, 2024.

The Company’s deposit strategy in 2025 focused on retaining deposits and managing the overall cost of its interest-bearing liabilities. As part of its strategy to increase deposits and lower its occupancy expense, the Company closed its branch office in Bridgewater, New Jersey and opened a new retail branch office in Martinsville, New Jersey.

Borrowed Funds. Borrowings increased $20.5 million, or 71.7%, to $49.1 million at September 30, 2025 from $28.6 million at September 30, 2024. Long-term advances from the Federal Home Loan Bank of New York were utilized to match fund commercial real estate loan originations.

Stockholders’ Equity. Stockholders’ equity increased $8.3 million, or 7.5%, to $118.8 million at September 30, 2025 from $110.5 million at September 30, 2024. The increase was attributable to the Company’s net income from operations totaling $9.8 million, partially offset by $1.8 million in dividends paid and $844 thousand in share repurchases. In addition, other comprehensive income and stock-based compensation expense increased the Company’s equity by $1.2 million. The Company’s book value per share increased to $18.34 at September 30, 2025 from $16.98 at September 30, 2024.

Comparison of Operating Results for the Years Ended September 30, 2025 and 2024

Net Income. The Company’s net income increased $2.0 million, or 25.4%, to $9.8 million during the year ended September 30, 2025 compared with $7.8 million for the year ended September 30, 2024 from higher net interest income, partially offset by higher provisions for credit loss, other expenses and income tax expense. Earnings per share increased to $1.57 for the year ended September 30, 2025 from $1.23 for the year ended September 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income increased $3.9 million, or 14.0%, to $31.9 million during the year ended September 30, 2025 compared to $28.0 million for the year ended September 30, 2024.

The Company’s net interest margin increased 20 basis points to 3.34% for the year ended September 30, 2025 from 3.14% for the year ended September 30, 2024. The increase was attributable to a $63.9 million, or 7.2%, increase in the average balance of interest-earning assets to $954.6 million for the year ended September 30, 2025 from $890.7 million for the year ended September 30, 2024,

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended September 30, 2025 and 2024. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields. Interest income on loans includes loan fees, but such amounts were not material for the years ended September 30, 2025 or 2024.

	Years Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$45,078	$1,920	4.26%	$58,557	$3,037	5.19%
Loans receivable, net (1)	813,509	49,920	6.14%	734,402	43,107	5.87%
Securities
Taxable	89,957	2,597	2.89%	92,147	2,149	2.33%
Tax-exempt (2)	3,370	73	2.17%	3,370	73	2.17%
FHLBNY stock	2,718	211	7.78%	2,306	220	9.52%
Total interest-earning assets	954,632	54,721	5.73%	890,782	48,586	5.45%
Noninterest-earning assets	52,373			49,938
Total assets	$1,007,005			$940,720

Interest-bearing liabilities:
Savings accounts (3)	$53,750	$372	0.69%	$57,147	$352	0.62%
NOW accounts (4)	487,643	14,733	3.02%	441,853	14,700	3.33%
Time deposits (5)	172,295	6,651	3.86%	130,061	4,673	3.59%
Total interest-bearing deposits	713,688	21,756	3.05%	629,061	19,725	3.14%
Borrowings	35,202	1,054	3.00%	28,871	872	3.02%
Total interest-bearing liabilities	748,890	22,810	3.05%	657,932	20,597	3.13%
Noninterest-bearing liabilities	138,805			170,923
Total liabilities	887,695			828,855
Retained earnings	119,310			111,865
Total liabilities and retained earnings	$1,007,005			$940,720

Tax-equivalent basis adjustment		(15)			(15)
Net interest and dividend income		$31,896			$27,974
Interest rate spread			2.68%			2.32%
Net interest-earning assets	$205,742			$232,850
Net interest margin (6)			3.34%			3.14%
Average interest-earning assets to average interest-bearing liabilities	127.47%			135.39%

(1)	The average balance of loans receivable, net includes non-accrual loans.
(2)	Interest income and yield are calculated using the Company’s 21% federal tax rate.
(3)	Includes passbook savings, money market passbook and club accounts.
(4)	Includes interest-bearing checking and money market accounts.
(5)	Includes certificates of deposits and individual retirement accounts.
(6)	Calculated as annualized net interest income divided by average total interest-earning assets.

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

	September 30,
	2025 vs. 2024
	Increase (decrease) due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits	$(628)	$(489)	$(1,117)
Loans	4,773	2,040	6,813
Securities
Taxable	(53)	501	448
Tax-exempt (1)	-	-	-
FHLBNY stock	35	(44)	(9)
Total interest-earning assets	4,128	2,007	6,135
Interest-bearing liabilities:
Savings accounts (2)	(22)	41	19
NOW accounts (3)	1,461	(1,427)	34
Time deposits (4)	1,606	372	1,978
Total interest-bearing deposits	3,045	(1,014)	2,031
Borrowings	188	(6)	182
Total interest-bearing liabilities	3,233	(1,020)	2,213
Increase (decrease) in tax equivalent net interest income	$895	$3,027	$3,922
Increase in net interest income			$3,922

(1)	Calculated using the Company’s 21% federal tax rate.
(2)	Includes passbook savings, money market passbook and club accounts.
(3)	Includes interest-bearing checking and money market accounts.
(4)	Includes certificates of deposits and individual retirement accounts.

Interest and Dividend Income. Interest and dividend income increased $6.1 million, or 12.6%, to $54.7 million for the year ended September 30, 2025 from $48.6 million for the year ended September 30, 2024. The average balance of interest-earnings assets between the two periods increased $63.9 million, or 7.2%, to $954.6 million from $890.8 million, while the yield on such assets increased 28 basis points to 5.73% for the year ended September 30, 2025 from 5.45% for the year ended September 30, 2024.

Interest income on loans increased $6.8 million, or 15.8%, to $49.9 million for the year ended September 30, 2025 from $43.1 million for the year ended September 30, 2024, while the average balance of loans increased $79.1 million, or 10.8%, to $813.5 million from $734.4 million. The average yield on such loans increased 27 basis points to 6.14% at September 30, 2025 from 5.87% for the year ended September 30, 2024 from higher interest income on loan originations and on adjustable-rate commercial term loans repricing higher.

Interest earned on investment securities, including interest earned on deposits but excluding FHLBNY stock, decreased $670 thousand, or 12.8%, to $4.6 million for the year ended September 30, 2025 from $5.2 million for the year ended 2024. The decrease was attributable to a nine-basis point decrease in the average yield on investment securities and interest earned on deposits to 3.32% from 3.41%, and $15.7 million decrease in the average balance of investment securities and interest earning deposits to $138.4 million from $154.1 million during the year ended September 30, 2025.

Interest Expense. Interest expense increased $2.2 million, or 10.7%, to $22.8 million for the year ended September 30, 2025 from $20.6 million for the year ended September 30, 2024. The average balance of interest-bearing liabilities increased $91.0 million, or 13.8%, to $748.9 million for the year ended September 30, 2025 from $657.9 million for the year ended September 30, 2024, while the average cost on such interest-bearing liabilities decreased eight basis points to 3.05% for the year ended September 30, 2025 compared with 3.13% for the year ended September 30, 2024. Lower short-term market interest rates were primarily responsible for the lower cost of the Company’s interest-bearing liabilities for the year ended September 30, 2025.

The average balance of interest-bearing deposits increased $84.6 million, or 13.5%, to $713.7 million for the year ended September 30, 2025 from $629.1 million for the year ended September 30, 2024 while the average cost on such interest-bearing deposits decreased nine basis points to 3.05% from 3.14%. As a result, the cost of interest-bearing deposits increased $2.0 million, or 10.3%, to $21.7 million for the year ended September 30, 2025 compared with $19.7 million for the year ended September 30, 2024.

Interest expense on borrowings increased $182 thousand, or 20.9%, to $1.1 million for the year ended September 30, 2025 from $872 thousand for the year ended September 30, 2024. The average cost of borrowings decreased 2 basis points to 3.00% for the year ended September 30, 2025 from 3.02% for the year ended September 30, 2024 while the average balance of those borrowings increased $6.3 million to $35.2 million for the year ended September 30, 2025 from $28.9 million the prior year.

Provision for Credit Losses. The provision for credit losses increased $312 thousand, or 346.7%, to $402 thousand for the year ended September 30, 2025 compared with $90 thousand for the year ended September 30, 2024. In addition to the provisions, the Company recorded $149 thousand and $69 thousand in net loan recoveries for the year ended September 30, 2025 and 2024, respectively.

The increase in provisions for credit loss for the year ended September 30, 2025 resulted from growth in the Company’s loan portfolio, specifically in higher expected loss rate segments such as commercial real estate and commercial construction loans. While total loan growth was lower for the current fiscal year period compared to our 2024 fiscal year, the provisions increased comparatively, due to higher balances of lower risk loans and lower balances of higher risk loans in addition to lower adjustments to the historical loss for all loan categories for improving economic conditions during the prior year period.

Offsetting the increase in provision for credit loss for loans was a $251 thousand reduction in the Company’s allowance for credit loss for unfunded construction loan commitments, which declined by $9.3 million to $5.9 million at September 30, 2025 from $15.2 million at September 30, 2024.

Other Income. Other income increased $100 thousand, or 2.8%, to $3.7 million during the year ended September 30, 2025 compared with $3.6 million for the year ended September 30, 2024.

The Company’s service charges increased $304 thousand, or 26.8%, to $1.4 million during the year ended September 30, 2025 compared with $1.1 million for the year ended September 30, 2024 from higher commercial loan prepayment fees, loans fees earned and late charges. Income on bank owned life insurance increased $240 thousand, or 55.4% to $673 thousand during the year ended September 30, 2025 compared with $433 thousand for the year ended September 30, 2024 from the restructure of $7.9 million in policies beginning in the 2024 fiscal year. In addition, the Company recorded $179 thousand in interest rate swap fees compared with none for the prior year.

Offsetting these increases were lower net gains from the sale of assets. The Company’s gains on other real estate and SBA loans were $229 thousand and $1.1 million, respectively, during the year ended September 30, 2025 compared with $1.3 million and $599 thousand, respectively, during the year ended September 30, 2024.

Other Expenses. Other expenses increased $1.0 million, or 4.9%, to $21.4 million from $20.4 million for the year ended September 30, 2024 due primarily to higher compensation and occupancy expenses.

Compensation and employee benefit expenses increased $893 thousand, or 7.6%, due to annual merit increases, higher medical insurance costs and higher incentive plan accruals. In addition, occupancy expenses increased $188 thousand, or 5.7%, to $3.5 million, due to lease termination expenses related to the closure of the Bank’s Bridgewater office during the year.

Partially offsetting these increases were lower professional and data processing expenses, which declined $89 thousand and $71 thousand, respectively, due to lower collection costs for non-performing loans and one-time credits used to offset core processing fees.

Income Tax Expense. Income tax expense increased $732 thousand, or 22.1%, to $4.0 million for the year ended September 30, 2025 from $3.3 million for the year ended September 30, 2024. The increase was attributable to higher pre-tax income, which increased $2.7 million, or 24.4%, to $13.8 million during the year ended September 30, 2025 compared with $11.1 million for the year ended September 30, 2024.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, which consist primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Board Asset and Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis, and the Board Asset and Liability Committee meets at least on a quarterly basis to review our asset/liability policies and interest rate risk position.

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

Net Interest Income Analysis. The table below sets forth, as of September 30, 2025, the estimated changes in our Net Interest Income (“NII”) for each of the next two years that would result from the designated instantaneous changes in interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Further, certain shortcomings are inherent in the methodology used in the interest rate risk measurement. Modeling changes in net interest income requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

		Estimated Increase			Estimated Increase
Change in Interest rates	Estimated	(Decrease) in NII Year 1		Estimated	(Decrease) in NII Year 2
(Basis Points)(1)	NII Year 1	Amount	Percentage	NII Year 2	Amount	Percentage
(Dollars in thousands)
+200	$32,481	$(2,464)	-7.05%	$35,633	$(965)	-2.64%
Unchanged	34,945	-	-	36,598	-	-
-200	36,946	2,001	5.73%	36,363	(235)	-0.64%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, FHLBNY borrowings and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset and Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain Day 1 available liquidity of at least 25% of non-contractual funding, defined as total deposits, less brokered deposits, collateralized municipal deposits, and any other contractual funding outstanding. At September 30, 2025, our Day 1 availability was 46.6% of non-contractual funding.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $7.1 million compared with $25.6 million at September 30, 2024. Securities classified as available-for-sale, which provide additional sources of liquidity from sales, totaled $21.2 million at September 30, 2025 compared with $15.6 million at September 30, 2024.

At September 30, 2025, we had the ability to borrow $319.9 million from the FHLBNY compared with $272.3 million at September 30 2024. At September 30, 2025, we had an aggregate of $49.1 million in advances outstanding and $135.0 million in municipal letters of credit outstanding with the FHLBNY leaving $164.1 million as our remaining borrowing capacity. We also had the ability to borrow $77.5 million from the FRBNY at September 30 2025 compared with $9.1 million at September 30 2024. The Company did not have any borrowings outstanding with the FRBNY at September 30, 2025 or 2024.

At September 30, 2025, we had $49.1 million in loan origination commitments outstanding and $80.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2025 totaled $80.6 million, or 9.90% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including replacement deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) due on or before September 30, 2026. We believe, however, that based on past experience a significant portion of our certificates of deposit (including individual retirement accounts and brokered certificate deposit accounts) will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. We originated $162.7 million in loans and purchased $11.3 million of investment securities during the year ended September 30, 2025. Comparatively, we originated $161.1 million in loans and purchased $12.5 million of investment securities during the year ended September 30, 2024.

Financing activities consist primarily of activity in deposit accounts and FHLBNY advances. We experienced a net increase in total deposits of $17.6 million, or 2.2%, to $814.3 million for the year ended September 30, 2025 compared with a net increase in total deposits of $41.2 million, or 5.46%, to $796.7 million for the year ended September 30, 2024. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBNY and FRBNY, which provide an additional source of funds. In addition to borrowings, the Bank has ability to raise deposits on the brokered market or through deposit listing services. At September 30, 2025, the Bank held $57.3 million in brokered deposits and $24.0 million from national deposit listing services.

Magyar Bank is subject to various regulatory capital requirements, (see “Supervision and Regulation-Federal Banking Regulation-Capital Requirements”). As of September 30, 2025, Magyar Bank’s Tier 1 capital as a percentage of the Bank’s average assets was 11.41% and the total qualifying capital as a percentage of risk-weighted assets was 15.79%.

Bank-owned life insurance is a tax-advantaged financing transaction that is used to offset employee benefit plan costs. Policies are purchased to insure the lives of directors and officers of Magyar Bank using a single premium method of payment. Magyar Bank is the owner and beneficiary of the policies and records tax-free income through cash surrender value accumulation. We have minimized our credit exposure by choosing carriers that are highly rated and limiting the concentration of any one carrier. The investment in bank-owned life insurance has no significant impact on our capital and liquidity.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. For additional information, see Note O “Commitments,” and Note P “Financial Instruments with Off-Balance-Sheet Risk” to our consolidated financial statements.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as having increased non-performance risk through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan and discounted cash flows. Specific impairment allowances are established as required by this analysis. However, the Bank’s Federal and State regulators generally require that the specific reserve against impaired collateral-dependent loans be charged-off, reducing the carrying balance of the loan and allowance for loan loss. The general component is determined by segregating the remaining loans into homogenous categories. We analyze the historical loss experience of each category, delinquency trends, general economic conditions and geographic and industry concentrations in establishing the general portion of the reserve. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for credit losses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Magyar Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magyar Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2025 and 2024; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

Description of the Matter

The Company’s loan portfolio totaled $857.4 million as of September 30, 2025, and the associated ACL was $8.4 million. As discussed in Notes B and E to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses. The ACL calculation is based on an average charge-off model, to identify a baseline expected loss reserve, which is then adjusted for certain qualitative conditions. Management applies these qualitative adjustments to the baseline reserve, to reflect changes in the environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

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

Cranberry Township, Pennsylvania

December 19, 2025

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	Years Ended
	September 30,
	2025	2024
Assets
Cash and due from banks	$1,430	$1,577
Interest earning deposits with banks	5,656	24,019
Total cash and cash equivalents	7,086	25,596
Investment securities - available for sale, at fair value	21,182	15,616
Investment securities - held to maturity, at amortized cost (fair value of $61,160 and $72,617 at September 30, 2025 and 2024, respectively)	67,266	79,816
Federal Home Loan Bank of New York stock, at cost	3,399	2,349
Loans receivable	857,353	780,162
Allowance for credit losses-loans	(8,350)	(7,548)
Bank owned life insurance	19,037	23,342
Accrued interest receivable	5,798	5,056
Premises and equipment, net	12,182	12,545
Other real estate owned (“OREO”)	2,167	3,725
Other assets	10,540	11,259
Total assets	$997,660	$951,918

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$814,307	$796,674
Escrowed funds	4,209	4,310
Borrowings	49,054	28,568
Accrued interest payable	969	891
Accounts payable and other liabilities	10,279	10,927
Total liabilities	878,818	841,370
Stockholders’ equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at September 30, 2025 and 2024, none issued	-	-
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,480,028 and 6,509,358 shares outstanding at September 30, 2025 and 2024, respectively, at cost	71	71
Additional paid-in capital	63,421	63,085
Treasury stock: 617,797 and 588,467 shares at September 30, 2025 and 2024, respectively, at cost	(7,840)	(7,364)
Unearned Employee Stock Ownership Plan shares	(2,868)	(2,972)
Retained earnings	66,581	58,644
Accumulated other comprehensive loss	(523)	(916)
Total stockholders’ equity	118,842	110,548
Total liabilities and stockholders’ equity	$997,660	$951,918

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Years Ended
	September 30,
	2025	2024
Interest and dividend income
Loans, including fees	$49,920	$43,106
Investment securities and interest earning deposits
Taxable	4,517	5,187
Tax-exempt	58	58
Federal Home Loan Bank of New York stock	211	220
Total interest and dividend income	54,706	48,571
Interest expense
Deposits	21,756	19,725
Borrowings	1,054	872
Total interest expense	22,810	20,597
Net interest and dividend income	31,896	27,974
Provision for credit losses-loans	653	182
Recovery for credit losses-unfunded commitments	(251)	(92)
Total provision for credit losses	402	90
Net interest and dividend income after provision for credit losses	31,494	27,884
Other income
Service charges	1,439	1,135
Income on bank owned life insurance	673	433
Interest rate swap fees	179	-
Other operating income	58	81
Gains on premises and equipment	-	60
Gains on SBA loans	1,135	599
Net gains on OREO	229	1,305
Total other income	3,713	3,613
Other expenses
Compensation and employee benefits	12,716	11,823
Occupancy expenses	3,463	3,275
Professional fees	705	794
Director fees and benefits	787	789
Data processing expenses	471	542
Marketing and business development	438	402
FDIC deposit insurance premiums	451	421
Other expenses	2,367	2,351
Total other expenses	21,398	20,397
Income before income tax expense	13,809	11,100
Income tax expense	4,049	3,317
Net income	$9,760	$7,783
Earnings per share - basic	$1.57	$1.23
Earnings per share - diluted	$1.56	$1.23
Weighted average shares outstanding - basic	6,221,921	6,341,610
Weighted average shares outstanding - diluted	6,239,678	6,341,610

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended
	September 30,
	2025	2024
Net income	$9,760	$7,783
Other comprehensive income
Unrealized gain on securities available for sale	398	834
Defined benefit pension plan gain	133	350
Other comprehensive income, before tax	531	1,184
Deferred income tax effect	(138)	(311)
Total other comprehensive income	$393	$873
Total comprehensive income	$10,153	$8,656

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended September 30, 2025 and 2024

(In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total

Balance, September 30, 2023	6,674,184	$71	$62,801	$(5,362)	$(3,097)	$52,166	$(1,789)	$104,790
Net income	-	-	-	-	-	7,783	-	7,783
Dividends paid on common stock ($0.26 per share)	-	-	-	-	-	(1,679)	-	(1,679)
Effect of adopting ASU 2016-13	-	-	-	-	-	354	-	354
Other comprehensive income	-	-	-	-	-	-	873	873
Treasury stock used for restricted stock plan	31,080	-	(392)	372	-	20	-	-
ESOP shares allocated	-	-	30	-	125	-	-	155
Purchase of treasury stock	(195,906)	-	-	(2,374)	-	-	-	(2,374)
Stock-based compensation expense	-	-	646	-	-	-	-	646
Balance, September 30, 2024	6,509,358	$71	$63,085	$(7,364)	$(2,972)	$58,644	$(916)	$110,548
Net income	-	-	-	-	-	9,760	-	9,760
Dividends paid on common stock ($0.29 per share)	-	-	-	-	-	(1,823)	-	(1,823)
Other comprehensive income	-	-	-	-	-	-	393	393
Treasury stock used for restricted stock plan	29,080	-	(368)	368	-	-	-	-
Treasury stock used for exercised stock options	2,000	-	-	24	-	-	-	24
ESOP shares allocated	-	-	83	-	104	-	-	187
Purchase of treasury stock	(60,410)	-	-	(868)	-	-	-	(868)
Stock-based compensation expense	-	-	621	-	-	-	-	621
Balance, September 30, 2025	6,480,028	$71	$63,421	$(7,840)	$(2,868)	$66,581	$(523)	$118,842

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	September 30,
	2025	2024
Operating activities
Net income	$9,760	$7,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	937	890
(Discount) premium (accretion) amortization on investment securities, net	(18)	63
Provision for credit losses	402	90
Provision for loss on other real estate owned	57	-
Originations of SBA loans held for sale	(11,885)	(6,446)
Proceeds from the sales of SBA loans	13,020	7,045
Gains on sale of SBA loans	(1,135)	(599)
Gains on the sales of other real estate owned	(286)	(1,305)
Gains on the sale of premises and equipment	-	(60)
ESOP compensation expense	187	155
Stock-based compensation expense	621	646
Deferred income tax (benefit) expense	(348)	33
Increase in accrued interest receivable	(742)	(719)
Income on bank owned life insurance	(673)	(433)
Decrease in other assets	1,062	1,397
Increase in accrued interest payable	78	448
Decrease in accounts payable and other liabilities	(648)	(2,670)
Net cash provided by operating activities	10,389	6,318
Investing activities
Net increase in loans receivable	(83,891)	(86,668)
Purchases of loans receivable	-	(1,000)
Proceeds from the sale of loans receivable	7,100	-
Purchases of investment securities held-to-maturity	(4,391)	(6,528)
Purchases of investment securities available-for-sale	(6,915)	(5,953)
Proceeds from maturities of investment securities held-to-maturity	11,500	-
Principal repayments on investment securities held-to-maturity	5,436	12,487
Principal repayments on investment securities available-for-sale	1,770	1,293
Purchase of bank owned life insurance	-	(6,550)
Redemption of bank owned life insurance	4,977	1,672
Purchases of premises and equipment, net	(574)	(812)
Proceeds from the sale of premises and land	-	776
Proceeds from the sale of other real estate owned	1,788	1,056
Purchase of Federal Home Loan Bank stock	(2,933)	(286)
Redemption of Federal Home Loan Bank stock	1,883	222
Net cash used in investing activities	(64,250)	(90,291)
Financing activities
Net increase in deposits	17,633	41,221
Net (decrease) increase in escrowed funds	(101)	816
Proceeds from long-term advances	23,986	3,437
Repayments of long-term advances	(3,500)	(4,384)
Dividends paid on common stock	(1,823)	(1,679)
Purchase of treasury stock	(844)	(2,374)
Net cash provided by financing activities	35,351	37,037
Net decrease in cash and cash equivalents	(18,510)	(46,936)
Cash and cash equivalents, beginning of year	25,596	72,532
Cash and cash equivalents, end of year	$7,086	$25,596
Supplemental disclosures of cash flow information
Cash paid for
Interest	$22,732	$20,148
Income taxes	$5,625	$2,870
Non-cash operating activities
Real estate acquired in full satisfaction of loans in foreclosure	$-	$4,388
Adoption of ASU 2016-13	$-	$354
Change in fair value of swap asset/liability	$(494)	$(1,173)

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

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

Magyar Investment Company, a New Jersey investment corporation subsidiary of the Bank, was formed in 2006 for the purpose of buying, selling and holding investment securities.

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

The Company has evaluated subsequent events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were available to be issued.

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
September 30, 2025 and 2024

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

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance. The Company accounts for temporary impairments based upon security classification as either available for sale or held to maturity. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through AOCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments.

Premiums and discounts on all securities are amortized or accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments on mortgage-backed securities. Gain or loss on sales of securities is recognized on the specific identification method.

Allowance for Credit Losses on Held-to-Maturity Securities

The Company accounts for its held-to-maturity securities in accordance with Accounting Standards Codification 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost (“ASC 326”), which requires that the Company measure expected credit losses on held-to-maturity securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current economic conditions and reasonable and supportable forecasts.

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

Accrued interest receivable on held-to-maturity securities totaling $188 thousand and $225 thousand as of September 30, 2025 and 2024, respectively, are included within accrued interest receivable on the Company’s Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Generally, held-to-maturity securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

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

Accrued interest receivable on available-for-sale securities totaling $242 thousand and $162 thousand as of September 30, 2025 and 2024, respectively, are included within accrued interest receivable on the Company’s Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Generally, available-for-sale securities are classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale securities are placed on nonaccrual status, unpaid interest credited to income is reversed against interest income.

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

5. Loans and Allowance for Credit Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, adjusted for net deferred loan fees and costs, and reduced by an allowance for credit losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for credit losses (“ACL”) is established through a provision for possible loan losses charged to operations. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

Allowance for Credit Losses on Loans

The Company maintains its ACL on loans at a level that management believes to be appropriate to absorb estimated credit losses as of the date of the Consolidated Balance Sheet. The Company established its allowance in accordance with the guidance included in Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”). The ACL is a valuation reserve established and maintained by charges against income. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. The ACL is an estimate of expected credit losses that considers our historical loss experience, the weighted average expected lives of loans, current economic conditions and forecasts of future economic conditions. The determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans. The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

Historical credit loss experience is the basis for the estimate of expected credit losses. We apply our historical loss rates to pools of loans with similar risk characteristics using the Weighted-Average Remaining Maturity (“WARM”) method. The remaining contractual life of the pools of loans with similar risk characteristics is adjusted by expected scheduled payments and prepayments. After consideration of the historical loss calculation, management applies qualitative adjustments to reflect qualitative changes not already reflected in the historical loss information. Our reasonable and supportable forecast adjustment is based on a regional economic indicator obtained from the United States Government Publishing Office. The Company selected eight qualitative metrics which were correlated with the Bank and its peer group’s historical loss patterns. The eight qualitative metrics include: changes in lending policies and procedures, changes in national and local economic conditions as well as business conditions, changes in the nature, complexity and volume of the portfolio, changes in the experience, ability and depth of lenders and lending management, changes in the volume and severity of past due and classified loans, changes in the value of collateral securing loans, changes in or the existence of credit concentrations; and changes in the legal and/or regulatory landscape. The adjustments are weighted for relevance before applying to each pool of loans. Each quarter, management reviews the recommended adjustment factors and applies any additional adjustments based on current conditions.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and, therefore, should be individually assessed. We individually evaluate loans that meet the following criteria: (1) when it is determined that foreclosure is probable; (2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral; or (3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Credit loss estimates are calculated based on the following three acceptable methods for measuring the ACL: (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are reduced to consider expected disposition costs when appropriate. A charge-off is recorded when the estimated fair value of the loan is less than the loan balance.

The Company has elected to exclude $5.3 million and $4.6 million of accrued interest receivable on loans as of September 30, 2025 and 2024, respectively, from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. Accrued interest on loans is reported in the accrued interest receivable line on the Consolidated Balance Sheets.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

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

The Company accounts for the impairment of long-lived assets in accordance with US GAAP, which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company had no impaired long-lived assets at September 30, 2025 and 2024.

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

The Company’s contracts with customers in the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) are contracts for deposit accounts and contracts for non-deposit investment accounts through a third-party service provider. Both types of contracts result in non-interest income being recognized. The revenue resulting from deposit accounts, which includes fees such as insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of service charges on the Consolidated Statements of Income. The revenue resulting from non-deposit investment accounts is included as a component of other operating income on the Consolidated Statements of Income.

Revenue from contracts with customers included in service charges was $1.4 million and $1.1 million for the years ended September 30, 2025 and 2024, respectively.  Revenue from contracts with customers included in other operating income was $58 thousand and $81 thousand for the years ended September 30, 2025 and 2024, respectively.

For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third-party service provider as services are rendered.

8. Other Real Estate Owned

Real estate acquired through foreclosure, or a deed-in-lieu of foreclosure, is recorded at fair value less estimated selling costs at the date of acquisition or transfer, and subsequently at the lower of its net cost or fair value less estimated selling costs. Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for loan losses. The carrying value of the individual property is subsequently adjusted to the extent it exceeds estimated fair value less estimated selling costs, at which time a provision for losses on such real estate is charged to operations.

The Company accounts for gains on sales of other real estate owned under ASC 606, Revenue from Contracts with Customers, which uses a principles-based methodology. As it pertains to the criteria for determining how a contract should be accounted for under the new guidance, judgment is required in evaluating if: (a) a commitment on the buyer’s part exists; (b) collection is probable in circumstances where the initial investment is minimal; and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance.

Operating expenses of holding real estate, net of related income, are charged against income as incurred. Losses on the disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

9. Pension and Postretirement Plans

The Company sponsors a qualified defined benefit pension plan and a supplemental executive retirement plan (“SERP”). The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions and other post-retirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. This involves extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. Among other factors, changes in interest rates, investment returns and the market value of plan assets can: (a) affect the level of plan funding; (b) cause volatility in the net periodic pension cost; and (c) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plan could have an adverse impact on our cash flow. Changes in the key actuarial assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and other postretirement benefit plan. See Note L, “Pension Plan,” and Note M, “Non-Qualified Compensation Plan” for information on these plans and the assumptions used.

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

The Company follows the provisions of FASB ASC 740, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

At September 30, 2025 and 2024, no significant income tax uncertainties have been included in the Company’s Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No interest and penalties were recorded during the years ended September 30, 2025 and 2024. The tax years subject to examination by the taxing authorities are the years ended September 30, 2021 and forward.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The following table presents a calculation of basic and diluted EPS for the years ended September 30, 2025 and 2024. Basic and diluted earnings per share were calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

	Years Ended September 30,
	2025	2024
	(Dollars in thousands, except share and per share data)
Income applicable to common shares	$9,760	$7,783
Weighted average shares outstanding - basic	6,221,921	6,341,610
Effect of dilutive shares	17,757	-
Weighted average shares outstanding - diluted	6,239,678	6,341,610
Earnings per share - basic	$1.57	$1.23
Earnings per share - diluted	$1.56	$1.23

All options were anti-dilutive at September 30, 2024.

13. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. The other items allocated to comprehensive income, as well as the related income tax effects, for the years ended September 30, 2025 and 2024 were as follows:

	Years Ended September 30,
	2025			2024
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense (1)	Amount	Amount	Expense (1)	Amount
	(In thousands)
Unrealized holding gain arising during period on:
Available-for-sale investments	$398	$(98)	$300	$834	$(205)	$629
Defined benefit pension plan	122	(37)	85	297	(91)	206
Total unrealized holding gain arising during period	520	(135)	385	1,131	(296)	835
Reclassification of pension costs	11	(3)	8	53	(15)	38
Other comprehensive income, net	$531	$(138)	$393	$1,184	$(311)	$873

(1)	Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments and 28% for pension plan.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

Details about the reclassification of accumulated other comprehensive loss components and the affected line item in the Consolidated Statements of Income for the years ended September 30, 2025 and 2024 were as follows:

	Amount Reclassified From
	Accumulated Other Comprehensive Income
	For the Years Ended September 30,		Affected Line Item in the
	2025	2024	Consolidated Statements of Income
	(In thousands)
Defined benefit pension plan (1)
Amortization of net gain and prior service costs	$11	$53	Other expenses
Related income tax benefit	(3)	(15)	Income taxes
Net effect on accumulated other comprehensive loss	8	38
Total reclassification	$8	$38

(1)	For additional details related to the defined benefit pension plan, see Note L- Pension Plan.

The components of accumulated other comprehensive loss for the years ended September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(In thousands)
Available-for-sale investments, net of tax	$(553)	$(853)
Defined benefit pension plan, net of tax	30	(63)
Total accumulated other comprehensive loss	$(523)	$(916)

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

16. Segment Reporting

Operating segments should be aggregated into one reportable segment if the operating segments have similar qualitative characteristics: (1) nature of business; (2) type of customer and services; (3) the nature of the regulatory environment; and (4) business markets and geographic locations.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Company. As such, discrete financial information is not available, and segment reporting would not be meaningful. Although we have seven operational branches, they are all located in New Jersey; providing similar banking products and services to similar customers and markets; and under the same regulatory environment, so we have one reportable segment which is Magyar Bancorp, Inc. The chief operating decision maker (CODM) is the President & Chief Executive Officer of the Company.

17. New Accounting Pronouncements

In connection with the preparation of quarterly and annual reports in accordance with the Securities and Exchange Commission’s (“SEC”) Securities Exchange Act of 1934, SEC Staff Accounting Bulletin Topic 11.M requires the disclosure of the impact that recently issued accounting standards will have on financial statements when they are adopted in the future. There were no such standards at September 30, 2025.

On Dec. 14, 2023, the Financial Accounting Standards Board (FASB or Board) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (October 1, 2025 for the Company) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. It will impact the Company in its fiscal year 2026.

ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more.

18. Subsequent Events

On October 30, 2025, the Company announced that its Board of Directors has approved a quarterly dividend of $0.08 per share, which will be paid on November 25, 2025 to stockholders of record as of November 13, 2025.

NOTE C – STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

The Company follows FASB ASC Section 718, Compensation-Stock Compensation (“ASC 718”), which covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

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

The Company’s 2022 Equity Compensation Plan provided for grants of up to 391,000 shares to be allocated between incentive and non-qualified stock options and 156,400 of restricted stock awards to officers, employees and directors of the Company and Magyar Bank. At September 30, 2025, 293,200 options and 124,320 shares of restricted stock had been awarded from the plan.

The following is a summary of the status of the Company’s stock option activity and related information for the year ended September 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at September 30, 2024	293,200	$12.58	7.98	$-
Granted	-	-	-	-
Exercised	(2,000)	12.25	-	-
Forfeited	(6,000)	12.70	-	-
Expired	-	-	-	-
Balance at September 30, 2025	285,200	$12.58	6.98	$1,337,588
Exercisable at September 30, 2025	171,120	$12.58	6.98	$802,592

The following is a summary of the status and changes of the Company’s non-vested restricted shares as of September 30, 2025 and during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Balance at September 30, 2024	93,240	$12.63
Granted	-	-
Vested	(29,080)	12.62
Forfeited	(6,000)	12.70
Balance at September30, 2025	58,160	$12.62

Stock option and stock award expenses included with compensation expense were $253 thousand and $367 thousand, respectively, for the year ended September 30, 2025. Stock option and stock award expenses included with compensation expense were $254 thousand and $392 thousand, respectively, for the year ended September 30, 2024.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

At September 30, 2025, total compensation cost not yet recognized for the Company’s unvested stock options and stock awards was $1.2 million. The Company had no other stock-based compensation plans as of September 30, 2025 except as disclosed below.

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet certain eligibility requirements. The ESOP trust purchases shares of common stock in the open market using proceeds of a loan from the Company. The loan bears a fixed interest rate of 3.25% with principal and interest payable annually in equal installments over 30 years and is secured by shares of the Company’s stock. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. As the debt is repaid, shares are released as collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company accounts for its ESOP in accordance with ASC 718, “Employer’s Accounting for Employee Stock Ownership Plans.” As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

The following table presents the components of the ESOP shares for the years ended September 30, 2025 and 2024:

Unreleased shares at September 30, 2023	290,313
Shares released for allocation during the year ended September 30, 2024	(12,150)
Unreleased shares at September 30, 2024	278,163
Shares released for allocation during the year ended September 30, 2025	(12,238)
Unreleased shares at September 30, 2025	265,925
Total released shares	179,375
Total ESOP shares	445,300

At September 30, 2025, ESOP shares allocated to participants totaled 179,375. Unallocated ESOP shares held in suspense totaled 265,925 with an aggregate fair value of $4.6 million. The Company’s contribution expense for the ESOP was $187 thousand and $155 thousand for years ended September 30, 2025 and 2024, respectively.

On May 22, 2025 the Company announced the authorization of its fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 323,547 shares. The Company’s intended use of the repurchased shares is for general corporate purposes. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The Company repurchased 20,000 shares of its common stock under this plan during the year ended September 30, 2025. At September 30, 2025, the Company held 617,797 shares in treasury that were repurchased at an average price of $12.69.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

NOTE D - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2025:

	September 30, 2025
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$90	$-	$(8)	$-	$82
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	15,325	70	(1,082)	-	14,313
Corporate securities	6,500	287	-	-	6,787
Total securities available-for-sale	$21,915	$357	$(1,090)	$-	$21,182
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,558	$-	$(629)	$-	$5,929
Mortgage-backed securities - commercial	3,913	19	(17)	-	3,915
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,741	4	(4,679)	-	36,066
Debt securities	9,449	12	(455)	-	9,006
Private label mortgage-backed securities - residential	174	-	(2)	-	172
Obligations of state and political subdivisions	3,431	5	(278)	-	3,158
Corporate securities	3,000	-	(86)	-	2,914
Total securities held-to-maturity	$67,266	$40	$(6,146)	$-	$61,160
Total investment securities	$89,181	$397	$(7,236)	$-	$82,342

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held to-maturity at September 30, 2024:

	September 30, 2024
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$95	$-	$(6)	$-	$89
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	12,652	56	(1,202)	-	11,506
Corporate securities	4,000	21	-	-	4,021
Total securities available-for-sale	$16,747	$77	$(1,208)	$-	$15,616
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,209	$-	$(611)	$-	$6,598
Mortgage-backed securities - commercial	4,268	64	(23)	-	4,309
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	42,701	4	(5,194)	-	37,511
Debt securities	19,000	13	(865)	-	18,148
Private label mortgage-backed securities - residential	190	-	(5)	-	185
Obligations of state and political subdivisions	3,448	3	(351)	-	3,100
Corporate securities	3,000	-	(234)	-	2,766
Total securities held-to-maturity	$79,816	$84	$(7,283)	$-	$72,617
Total investment securities	$96,563	$161	$(8,491)	$-	$88,233

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The contractual maturities of the debt securities, municipal bonds and certain information regarding the mortgage-backed securities available-for-sale at September 30, 2025 are summarized in the following table:

	September 30, 2025
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$-	$-
Due after 1 but within 5 years	-	-
Due after 5 but within 10 years	6,500	6,787
Due after 10 years	-	-
Total debt securities	6,500	6,787

Mortgage-backed securities:
Residential	15,415	14,395
Commercial	-	-
Total	$21,915	$21,182

The contractual maturities of the debt securities, municipal bonds and certain information regarding the mortgage-backed securities held-to-maturity at September 30, 2025 are summarized in the following table:

	September 30, 2025
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$1,500	$1,465
Due after 1 but within 5 years	13,268	12,643
Due after 5 but within 10 years	1,112	970
Due after 10 years	-	-
Total debt securities	15,880	15,078

Mortgage backed securities:
Residential	47,473	42,167
Commercial	3,913	3,915
Total	$67,266	$61,160

There were no sales of securities during the years ended September 30, 2025 and 2024.

As of September 30, 2025 and 2024, investment securities having a carrying amount of approximately $10.9 million and $12.5 million, respectively, were pledged to secure public deposits.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

Details of available-for-sale securities with unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2025 and 2024 are as follows:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
September 30, 2025
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$-	$-	$82	$(8)	$82	$(8)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	7	-	-	6,728	(1,082)	6,728	(1,082)
Total	8	$-	$-	$6,810	$(1,090)	$6,810	$(1,090)

September 30, 2024
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$-	$-	$88	$(6)	$88	$(6)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	8	-	-	7,550	(1,202)	7,550	(1,202)
Total	9	$-	$-	$7,638	$(1,208)	$7,638	$(1,208)

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At September 30, 2025, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company.

The following table summarizes the amortized cost of held-to-maturity debt securities at September 30, 2025 and 2024, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
	(In thousands)
September 30, 2025
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,558	$-	$-
Mortgage-backed securities - commercial	3,913	-	-
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,741	-	-
Debt securities	9,449	-	-
Private label mortgage-backed securities - residential	174	-	-
Obligations of state and political subdivisions	3,431	-	-
Corporate securities	-	3,000	-
Totals	$64,266	$3,000	$-

September 30, 2024
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,209	$-	$-
Mortgage-backed securities - commercial	4,268	-	-
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	42,701	-	-
Debt securities	19,000	-	-
Private label mortgage-backed securities - residential	190	-	-
Obligations of state and political subdivisions	3,448	-	-
Corporate securities	-	3,000	-
Totals	$76,816	$3,000	$-

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The investment securities listed above may have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluated these securities and determined that the decline in value was primarily related to fluctuations in the interest rate environment and were not related to any company or industry specific event.

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

NOTE E - LOANS RECEIVABLE, NET

Loans receivable, net allowance for credit losses were comprised of the following:

	Years Ended September 30,
	2025	2024
	(In thousands)
One-to-four family residential	$242,454	$246,201
Commercial real estate	533,213	461,319
Construction and land	29,287	22,722
Home equity loans and lines of credit	31,778	24,728
Commercial business	20,048	24,011
Other	2,119	2,235
Total loans receivable	858,899	781,216
Net deferred loan costs	(1,546)	(1,054)
Total loans receivable, net	$857,353	$780,162

Certain directors and executive officers of the Company have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. Total loans receivable from directors and executive officers, and affiliates thereof, were approximately $3.2 million at September 30, 2025 and $3.9 million at September 30, 2024. There were $372 thousand and $854 thousand in new loans or advances on existing lines of credit during the year ended September 30, 2025 and 2024, respectively. Total principal repayments and/or reductions due to retirements were approximately $163 thousand and $2.0 million for the year ended September 30, 2025 and 2024, respectively.

At September 30, 2025 and 2024, the Company was servicing loans for others amounting to approximately $56.7 million and $50.2 million, respectively. See Note J for additional information.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two classes: first lien, amortizing term loans, and the combination of second lien amortizing term loans and home equity lines of credit. The commercial loan segment is further disaggregated into three classes: loans secured by multifamily structures, loans secured by owner-occupied commercial structures, and loans secured by non-owner occupied, non-residential properties. The construction loan segment consists primarily of developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan. The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists of revolving lines of credit and loans partially guaranteed by the U.S. Small Business Administration. The consumer loan segment consists primarily of stock-secured installment loans but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

Management uses a ten-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. All loans greater than three months past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The following tables present the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of September 30, 2025 and 2024.

	September 30, 2025						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$18,873	$31,952	$36,663	$28,465	$23,556	$102,642	$-	$-	$242,151
Non-performing	-	213	-	90	-	-	-	-	303
Total	$18,873	$32,165	$36,663	$28,555	$23,556	$102,642	$-	$-	$242,454
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass	$111,456	$86,068	$70,546	$63,905	$54,060	$140,866	$6,110	$-	$533,011
Special Mention	-	-	-	91	-	111	-	-	202
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$111,456	$86,068	$70,546	$63,996	$54,060	$140,977	$6,110	$-	$533,213
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land
Pass	$10,037	$12,982	$3,405	$-	$-	$2,863	$-	$-	$29,287
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,037	$12,982	$3,405	$-	$-	$2,863	$-	$-	$29,287
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity loans and lines of credit
Performing	$492	$1,181	$1,271	$1,523	$265	$1,090	$25,808	$-	$31,630
Non-performing	-	-	148	-	-	-	-	-	148
Total	$492	$1,181	$1,419	$1,523	$265	$1,090	$25,808	$-	$31,778
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial business
Pass	$669	$1,195	$465	$2,001	$1,061	$2,270	$12,240	$147	$20,048
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$669	$1,195	$465	$2,001	$1,061	$2,270	$12,240	$147	$20,048
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Other
Performing	$464	$18	$-	$25	$-	$1,423	$189	$-	$2,119
Non-performing	-	-	-	-	-	-	-	-	-
Total	$464	$18	$-	$25	$-	$1,423	$189	$-	$2,119
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

	September 30, 2024						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$32,624	$42,084	$31,711	$25,970	$29,976	$83,378	$342	$-	$246,085
Non-performing	-	-	94	-	22	-	-	-	116
Total	$32,624	$42,084	$31,805	$25,970	$29,998	$83,378	$342	$-	$246,201
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass	$88,597	$84,674	$66,412	$64,573	$29,568	$122,605	$3,718	$932	$461,079
Special Mention	-	-	-	-	-	124	-	-	124
Substandard	-	-	-	-	-	116	-	-	116
Doubtful	-	-	-	-	-	-	-	-	-
Total	$88,597	$84,674	$66,412	$64,573	$29,568	$122,845	$3,718	$932	$461,319
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land
Pass	$5,650	$10,061	$-	$-	$1,156	$4,069	$1,786	$-	$22,722
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,650	$10,061	$-	$-	$1,156	$4,069	$1,786	$-	$22,722
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity loans and lines of credit
Performing	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Non-performing	-	-	-	-	-	-	-	-	-
Total	$1,585	$1,561	$1,600	$309	$247	$1,220	$17,902	$304	$24,728
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial business
Pass	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,062	$507	$2,517	$2,298	$802	$2,565	$13,072	$188	$24,011
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Other
Performing	$61	$-	$47	$-	$9	$1,771	$347	$-	$2,235
Non-performing	-	-	-	-	-	-	-	-	-
Total	$61	$-	$47	$-	$9	$1,771	$347	$-	$2,235
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of September 30, 2025 and 2024. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
September 30, 2025
One-to-four family residential	$240,975	$1,016	$160	$303	$242,454
Commercial real estate	532,867	-	346	-	533,213
Construction and land	29,287	-	-	-	29,287
Home equity loans and lines of credit	31,630	-	-	148	31,778
Commercial business	19,913	135	-	-	20,048
Other	2,119	-	-	-	2,119
Total	$856,791	$1,151	$506	$451	$858,899

September 30, 2024
One-to four-family residential	$245,458	$-	$627	$116	$246,201
Commercial real estate	461,203	-	-	116	461,319
Construction and land	22,722	-	-	-	22,722
Home equity loans and lines of credit	24,492	-	236	-	24,728
Commercial business	23,870	141	-	-	24,011
Other	2,235	-	-	-	2,235
Total	$779,980	$141	$863	$232	$781,216

The following table presents our non-accrual loans by loan type as of September 30, 2025 and 2024:

	90 Days+	Non-Accrual	Non-Accrual
	Non-Accrual	with ACL	without ACL
	(In thousands)
September 30, 2025
One-to-four family residential	$303	$-	$303
Home loans and lines of credit	148	-	148
Total	$451	$-	$451

September 30, 2024
One-to-four family residential	$116	$-	$116
Commercial real estate	116	-	116
Total	$232	$-	$232

The following table identifies our non-performing, collateral dependent loans by collateral type as of September 30, 2025 and 2024:

	Years Ended September 30,
	2025	2024
	(In thousands)
Real-estate type:
One- to four-family residential	$303	$116
Commercial real estate	-	116
Home equity loans and lines of credit	148	-
Total	$451	$232

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The ACL is maintained to absorb losses from the loan portfolio. Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL. Since loans individually evaluated for impairment are promptly written down to their fair value, typically there is no portion of the ACL for loans individually evaluated for impairment.

The following tables set forth the allocation of the Bank’s ACL by loan category at the dates indicated. The portion of the ACL allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total ACL is a valuation allocation applicable to the entire loan portfolio. The Company generally charges off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

The following table presents, by loan category, the changes in the ACL for the year ended September 30, 2025 and 2024.

	One-to Four-			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)
Balance-September 30, 2023	$1,259	$5,277	$472	$207	$939	$2	$174	$8,330
Effect of adopting ASU 2016-13	7	(589)	(55)	(87)	(133)	(1)	(174)	(1,032)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	1	-	65	-	2	-	-	68
Provision (credit)	(512)	646	142	(90)	(3)	(1)	-	182
Balance-September 30, 2024	$755	$5,334	$624	$30	$805	$-	$-	$7,548
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	34	-	-	-	115	-	-	149
Provision (credit)	49	641	130	10	(178)	2	(1)	653
Balance-September 30, 2025	$838	$5,975	$754	$40	$742	$2	$(1)	$8,350

During the year ended September 30, 2025, the changes in the ACL for each loan category were primarily due to fluctuations in the outstanding balance of each segment of loans collectively evaluated for impairment. Specifically, we experienced significant growth in our commercial real estate and construction portfolios, partially offset by contraction in our commercial business loans, which require higher provisions for credit loss, during the year ended September 30, 2025.

During the year ended September 30, 2025, the Company did not make any loan modifications to borrowers experiencing financial difficulty. There were two residential loans totaling $294 thousand that were in the process of foreclosure at September 30, 2025.

Total loans pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) borrowings were $466.5 million and $410.6 million as of September 30, 2025 and 2024, respectively.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

NOTE F - PREMISES AND EQUIPMENTS

Premises and equipment consist of the following:

	Estimated	Years Ended September 30,
	Useful Lives	2025	2024
		(In thousands)
Land	Indefinite	$3,095	$3,095
Buildings and improvements	10-40 years	22,730	22,441
Furniture, fixtures and equipment	5-10 years	4,425	4,154
Total		30,250	29,690
Less accumulated depreciation		(18,068)	(17,145)

Premises and equipment, net		$12,182	$12,545

For the years ended September 30, 2025 and 2024, depreciation expense included in occupancy expense amounted to approximately $937 thousand and $890 thousand, respectively.

NOTE G - OTHER REAL ESTATE OWNED

The Company held $2.2 million of real estate owned properties at September 30, 2025 and $3.7 million at September 30, 2024. The Company sold two properties totaling $1.8 million and wrote down its remaining property by $57 thousand during the year ended September 30, 2025. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

NOTE H - DEPOSITS

A summary of deposits by type of account follows:

	Years Ended September 30,
	2025	2024
	(In thousands)
Demand accounts	$117,238	$132,837
Savings accounts	54,424	52,853
NOW accounts	163,753	146,744
Money market accounts	268,944	304,588
Certificate of deposit	195,185	146,674
Retirement accounts	14,763	12,978
Total deposits	$814,307	$796,674

Included in the Company’s deposits at September 30, 2025 were $57.3 million in brokered certificates of deposits and $24.0 million in certificates of deposits obtained through a national deposit listing service. At September 30, 2024 the Company had $29.6 million in brokered certificates of deposits and $20.0 million in certificates of deposits obtained through a national deposit listing service.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

At September 30, 2025, certificates of deposit (including retirement accounts and brokered certificate deposit accounts) have contractual maturities as follows (in thousands):

Years Ending September 30,
2026	$80,645
2027	55,435
2028	28,369
2029	18,855
2030	25,485
2031 and after	1,159
Total	$209,948

At September 30, 2025 and 2024, the time deposits of $250 thousand or more totaled approximately $94.8 million and 59.3 million, respectively. Related party deposits totaled $3.9 million and $3.2 million at September 30, 2025 and 2024, respectively.

NOTE I - BORROWINGS

1. Federal Home Loan Bank of New York Advances

Long term FHLBNY advances at September 30, 2025 and 2024 totaled $49.1 million and $28.6 million, respectively. The weighted average interest rates on advances outstanding at September 30, 2025 and 2024 were 3.26% and 2.90%, respectively. The advances were collateralized by unencumbered qualified assets consisting of one-to-four family residential and commercial real estate mortgage loans. Advances are made pursuant to several different credit programs offered from time to time by the FHLBNY.

Long term FHLBNY advances as of September 30, 2025 mature as follows (in thousands):

Years Ending September 30,
2026	$1,631
2027	9,437
2028	17,986
2029	10,000
2030	10,000
Thereafter	-
Total	$49,054

Additionally, the Company has established an Overnight Line of Credit arrangement with the FHLBNY. The total amount available under the line of credit is based on the amount of eligible collateral pledged to the FHLBNY. At September 30, 2025 and 2024, the Company had available credit from the FHLBNY totaling $135.9 million and $123.7 million, respectively. Information concerning short-term arrangement with the FHLBNY is summarized as follows:

	Years Ended September 30,
	2025	2024
	(Dollars in thousands)
Balance at end of year	$-	$-
Weighted average balance during the year	$976	$-
Maximum month-end balance during the year	$34,200	$-
Average interest rate during the year	4.55%	N/A

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

NOTE J - SERVICING POLICY

The Company originates and sells loans receivable secured by one-to four-family residential properties and commercial business loans guaranteed by the SBA. The Company has sold loans on a service-retained basis and on a servicing-released basis. Loans sold with servicing retained and servicing released during the year ended September 30, 2025 were $19.0 million and $0, respectively. Loans sold with servicing retained and servicing released during the year ended September 30, 2024 were $6.4 million and $0, respectively. The Company accounts for sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs.

Gains on sales of loans, representing the difference between the total sales price received for the loans and the allocated cost of the loans, are recognized when loans are sold and delivered to the purchasers. Loans are accounted for as sold when control of the loan is surrendered. Control over the loans is deemed surrendered when: (a) the loans have been isolated from the Company; (b) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the loans; and (c) the Company does not maintain effective control over the loans through either: (a) an agreement that entitles and obligates the Company to repurchase or redeem the loans before maturity; or (b) the ability to unilaterally cause the buyer to return specific loans.

The Company services one-to-four family residential mortgage loans and SBA 7(a) loans for investors in the secondary market, which are not included in the Consolidated Balance Sheets. The Company’s fee is a percentage of the principal balance and is recognized as income when received. At September 30, 2025 and 2024, the Company was servicing mortgage loans sold in the amount of $1.1 million and $1.4 million, respectively, and SBA loans sold in the amount of $39.8 million and $38.4 million, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues and are included in other assets on the Consolidated Balance Sheets. Activity in loan servicing rights during the years ended September 30, 2025 and 2024 is summarized as follows:

	Years Ended September 30,
	2025	2024
	(In thousands)
Beginning balance	$159	$28
Origination of mortgage servicing rights	346	151
Amortization	(73)	(20)
Ending balance	$432	$159

Loan servicing rights are carried at the lower of amortized cost or fair value. Fair values are estimated using discounted cash flows based on the current market interest rate.

NOTE K - INCOME TAXES

The Company’s income tax expense is comprised of the following components for the years ended September 30, 2025 and 2024:

	Years Ended September 30,
	2025	2024
	(In thousands)
Current	$4,397	$3,423
Deferred	(348)	(106)
Total income tax expense	$4,049	$3,317

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

A reconciliation of income tax at the statutory tax rate to the effective income tax expense for the years ended September 30, 2025 and 2024 is as follows:

	Years Ended September 30,
	2025	2024
	(In thousands)
Income tax expense at statutory rate	$2,900	$2,331
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,183	1,005
Tax-exempt income, net	(153)	(103)
BOLI policy surrender tax	-	277
Nondeductible expenses	54	56
Share based compensation	39	40
Employee stock ownership plan	18	6
Other, net	8	(295)
Total income tax expense	$4,049	$3,317

The major sources of temporary differences and their deferred tax effect at September 30, 2025 and 2024 are as follows:

	Years Ended September 30,
	2025	2024
	(In thousands)
Allowance for credit losses	$2,403	$2,248
Net unrealized loss, investment securities available-for-sale	180	278
Deferred loan fees	434	296
Unrealized loss, minimum pension liability	-	132
Employee benefits	503	340
Allowance for transaction expense	13	6
Straight line rent	45	54
Gross deferred tax asset	3,578	3,354
Depreciation	(565)	(551)
Unrealized gain, minimum pension liability	(13)	-
OREO	(16)	-
Mortgage servicing rights	(121)	(45)
Gross deferred tax liability	(715)	(596)
Net deferred tax asset, included in other assets	$2,863	$2,758

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

There were no valuation allowances for the year ended September 30, 2025 and 2024. The Company has considered future market growth, forecasted earnings, future taxable income, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The Bank’s statutory income tax rate in the State of New Jersey was 9.0% for the years ending September 30, 2025 and 2024. The State of New Jersey has imposed a surtax on corporations earning New Jersey allocated income in excess of $10 million for the Company’s tax years ended September 30, 2025 and 2024. The surtax is set at a rate of 2.5% and is currently effective through 2029. Accordingly, the Company used an 11.5% State tax rate for the calculation of its State income tax expense for the years ended September 30, 2025 and 2024.

NOTE L - PENSION PLAN

The Company had a noncontributory defined benefit pension plan (the “Plan”) covering all eligible employees. On January 26, 2006, the Plan was frozen and amended to eliminate future benefit accruals after February 15, 2006.

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at September 30, 2025 and September 30, 2024.

	Years Ended September 30,
	2025	2024
	(In thousands)
Actuarial present value of benefit obligations	$3,488	$3,697

Change in benefit obligations
Projected benefit obligation, beginning	$3,697	$3,495
Interest cost	178	193
Actuarial (gain) loss	(113)	283
Annuity payments and lump sum distributions	(274)	(274)
Projected benefit obligation, end	$3,488	$3,697

Change in plan assets
Fair value of assets, beginning	$4,618	$4,076
Actual return on plan assets	277	816
Annuity payments and lump sum distributions	(274)	(274)
Fair value of assets, end	$4,621	$4,618
Funded status included with other assets	$1,133	$921

The net pension (credit) cost for the years ended September 30, 2025 and 2024 included the following components:

	Years Ended September 30,
	2025	2024
	(In thousands)
Interest cost on projected benefit obligation	$178	$193
Expected return on plan assets	(269)	(236)
Amortization of unrecognized net loss	11	53
Net pension (credit) cost	$(80)	$10

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

Current Asset Allocation

The Plan’s weighted-average asset allocations at September 30, 2025 and 2024, by asset category are as follows:

	Years Ended September 30,
	2025	2024
Equity securities	35%	65%
Debt securities (bond mutual funds)	63%	32%
Other (money market fund)	2%	2%
Total	100%	100%

Expected Contributions

For the fiscal year ending September 30, 2026, the Company does not expect to make a contribution to the Plan.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid as follows (in thousands):

October 1, 2025 through September 30, 2026	$279
October 1, 2026 through September 30, 2027	278
October 1, 2027 through September 30, 2028	275
October 1, 2028 through September 30, 2029	273
October 1, 2029 through September 30, 2030	265
October 1, 2030 through September 30, 2035	1,278
Total	$2,648

Included in the funded status of the Plan at September 30, 2025 and 2024, are actuarial gain and losses of $42 thousand and $91 thousand, respectively. These amounts are included, net of related income tax effects of $13 thousand and $132 thousand, respectively, in the accumulated other comprehensive loss component of stockholders’ equity at September 30, 2025 and 2024.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The following table presents the Plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note Q “Fair Value Disclosures” for further detail regarding fair value hierarchy.

		Fair Value Measurements at Reporting Date
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
September 30, 2025
Investment Type
Mutual Funds - Equity	$1,618	$1,618	$-	$-
Mutual Funds - Fixed Income	2,895	2,895	-	-
Cash Equivalents	108	108	-	-
Total Investment	$4,621	$4,621	$-	$-

September 30, 2024
Investment Type
Mutual Funds - Equity	$3,022	$3,022	$-	$-
Mutual Funds - Fixed Income	1,494	1,494	-	-
Cash Equivalents	102	102	-	-
Total Investment	$4,618	$4,618	$-	$-

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

The Company funds the plans through modified endowment contracts. Income recorded for the plans represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of September 30, 2025 and 2024, the Company’s life insurance contracts had cash surrender values of approximately $19.0 million and $23.3 million, respectively.

The Company is recording benefit costs so that the cost of each participant’s retirement benefits is being expensed and accrued over the participant’s active employment so as to result in a liability at retirement date equal to the present value of the benefits expected to be provided. The total expense for non-qualified retirement benefits recorded during the years ended September 30, 2025 and 2024 was $399 thousand and $384 thousand, respectively. Included in accounts payable and other liabilities at September 30, 2025 and 2024 were accrued retirement benefits totaling $1.2 million and $1.0 million, respectively, for these plans.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

NOTE N - 401(K) EMPLOYEE CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan covering all employees, as defined under the plan document. Employees may contribute to the plan, as defined under the plan document, and the Company can make discretionary contributions. The Company contributed $278 thousand and $255 thousand to the plan for the years ended September 30, 2025 and 2024 and is included in compensation and employee benefits in the accompanying Consolidated Statements of Income.

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

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate. The incremental borrowing rate used by the Company to value its operating leases is based on the interpolated term advance rate available from the FHLBNY, based on the remaining lease term.

The following table presents the balance sheet information related to our leases:

	Years Ended September 30,
	2025	2024
	(Dollars in thousands)
Operating lease right-of-use asset	$1,754	$2,223
Operating lease liabilities	$1,913	$2,413
Weighted average remaining lease term in years	5.4	6.0
Weighted average discount rate	2.4%	2.4%

The following table summarizes the maturity of our remaining lease liabilities by year:

September 30, 2025
(In thousands)
For the Year Ending:
2026	$491
2027	370
2028	337
2029	318
2030	300
2031 and thereafter	300
Total lease payments	2,116
Less imputed interest	(203)
Present value of lease liabilities	$1,913

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

Total rental expense, included in occupancy expense, was approximately $750 thousand and $809 thousand for the years ended September 30, 2025 and 2024, respectively.

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

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company may use derivative financial instruments, such as interest rate floors and collars, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of September 30, 2025 and 2024, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Bank executes with a third-party financial institution, such that the Bank minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties and did not have a significant impact on fair value. The Company had $50 thousand and $0 in cash pledged for collateral on its interest rate swaps with financial institutions at September 30, 2025 and 2024, respectively.

The following table presents summary information regarding these derivatives for September 30, 2025 and 2024.

		Average	Weighted
	Notional	Maturity	Average	Weighted Average	Fair
	Amount	(Years)	Fixed Rate	Variable Rate	Value
	(Dollars in thousands)
September 30, 2025
Classified in Other Assets:
Customer interest rate swaps	$43,122	3.6	5.75%	1 Mo. SOFR + 2.66	$911
Total	$43,122	3.6	5.75%		$911

Classified in Other Liabilities:
3rd Party interest rate swaps	$43,122	3.6	5.75%	1 Mo. SOFR + 2.66	$911
Total	$43,122	3.6	5.75%		$911

September 30, 2024
Classified in Other Assets:
Customer interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

Classified in Other Liabilities:
3rd Party interest rate swaps	$34,890	3.2	4.96%	1 Mo. BSBY + 2.44	$1,405
Total	$34,890	3.2	4.96%		$1,405

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

At September 30, 2025 and 2024, the Company had outstanding commitments (substantially all of which expire within one year) to originate one-to four-family residential loans, construction loans, commercial real estate loans, commercial business loans and consumer loans. These commitments were comprised of fixed and variable rate loans.

	Years Ended September 30,
	2025	2024
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$820	$620
Unused lines of credit	80,867	88,272
Fixed rate loan commitments	3,395	1,804
Variable rate loan commitments	25,975	26,843
Total	$111,057	$117,539

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

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The following tables provide the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at September 30, 2025 and 2024:

	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2025
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$82	$-	$82	$-
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,313	-	14,313	-
Corporate securities	6,787	-	6,787	-
Total securities available for sale	$21,182	$-	$21,182	$-
Derivative assets	911	-	911	-
Total assets	$22,093	$-	$22,093	$-
Derivative liabilities	$911	$-	$911	$-
Total liabilities	$911	$-	$911	$-

	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2024
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$89	$-	$89	$-
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	11,506	-	11,506	-
Corporate securities	4,021	-	4,021	-
Total securities available for sale	$15,616	$-	$15,616	$-
Derivative assets	1,405	-	1,405	-
Total assets	$17,021	$-	$17,021	$-
Derivative liabilities	$1,405	$-	$1,405	$-
Total Liabilities	$1,405	$-	$1,405	$-

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Other Real Estate Owned

Other real estate owned is carried at lower of cost or estimated fair value less disposal costs. The estimated fair value of the real estate is determined through current appraisals, and adjusted as necessary, by management, to reflect current market conditions. As such, other real estate owned is generally classified as Level 3. The Company sold two properties totaling $1.8 million and wrote down its remaining property by $57 thousand during the year ended September 30, 2025.

Collateral Dependent Individually Evaluated Loans

Collateral dependent individually evaluated loans are measured and reported at fair value through specific allocations of the allowance for credit losses based on the fair value of the underlying collateral. At September 30, 2025 and 2024 there were no collateral dependent loans with specific reserves.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The following table provides the level of valuation assumptions used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2025 and 2024:

	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2025
Other real estate owned	$2,167	$-	$-	$2,167
Total	$2,167	$-	$-	$2,167

	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2024
Other real estate owned	$1,501	$-	$-	$1,501
Total	$1,501	$-	$-	$1,501

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Company has utilized Level 3 inputs to determine fair value at September 30, 2025 and 2024:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
September 30, 2025	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$2,167	Appraisal	Liquidation expenses (1)	-1.5% to -1.5% (-1.5%)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)
	Fair Value	Valuation
September 30, 2024	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$1,501	Appraisal	Liquidation expenses (1)	-13.0% to -19.6% (-14.6%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2025 and 2024

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of September 30, 2025 and 2024. This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLBNY stock, bank owned life insurance, accrued interest receivable, interest and non-interest bearing demand, savings deposits, and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company and is therefore not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2025
Financial instruments - assets
Investment securities held to maturity	$67,266	$61,160	$-	$61,160	$-
Loan receivable net allowance for credit losses	849,003	855,377	-	-	855,377
Financial instruments - liabilities
Certificates of deposit including retirement certificates	209,948	210,168	-	210,168	-
Borrowings	49,054	48,576	-	48,576	-

September 30, 2024
Financial instruments - assets
Investment securities held-to-maturity	$79,816	$72,617	$-	$72,617	$-
Loan receivable net allowance for credit losses	7,72,614	7,66,822	-	-	766,822
Financial instruments - liabilities
Certificates of deposit including retirement certificates	159,652	159,582	-	159,582	-
Borrowings	28,568	28,151	-	28,151	-

NOTE R - REGULATORY CAPITAL

The Bank is required to maintain minimum amounts of capital to total “risk-weighted” assets, as defined by the banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of September 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The following tables set forth the Company’s actual capital levels and the Bank’s actual and required capital levels under those measures:

			Required for capital	To be well- capitalized under prompt
	Company	Bank	adequacy purposes	corrective action provisions
September 30, 2025
Tier 1 leverage ratio	11.83%	11.41%	≥ 4.00%	≥ 5.00%
CET1	15.24%	14.70%	≥ 7.00% (1)	≥ 6.50%
Tier 1 risk-based capital ratio	15.24%	14.70%	≥ 8.50% (1)	≥ 8.00%
Total risk-based capital ratio	16.33%	15.79%	≥ 10.50% (1)	≥ 10.00%

September 30, 2024
Tier 1 leverage ratio	11.64%	11.11%	≥ 4.00%	≥ 5.00%
CET1	15.44%	14.75%	≥ 7.00% (1)	≥ 6.50%
Tier 1 risk-based capital ratio	15.44%	14.75%	≥ 8.50% (1)	≥ 8.00%
Total risk-based capital ratio	16.55%	15.85%	≥ 10.50% (1)	≥ 10.00%

(1)	Includes 2.50% capital conservation buffer

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in Magyar Bancorp, Inc.’s internal control over financial reporting during Magyar Bancorp, Inc.’s fourth quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, Magyar Bancorp, Inc.’s internal control over financial reporting.

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

Magyar Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

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

Information concerning directors and executive officers of Magyar Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement related to our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
3.1	Certificate of Incorporation of Magyar Bancorp, Inc. (1)
3.2	Bylaws of Magyar Bancorp, Inc. (2)
3.3	Amendment to Certificate of Incorporation of Magyar Bancorp, Inc. (8)
4.1	Form of Common Stock Certificate of Magyar Bancorp, Inc. (2)
4.2	Description of the Capital Stock of Magyar Bancorp, Inc. (3)
10.1	Form of Employee Stock Ownership Plan (2)
10.2	[intentionally omitted]
10.3	[intentionally omitted]
10.4	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Thomas Lankey (4)
10.5	Restated Director Supplemental Retirement Income and Deferred Compensation Agreement for Andrew G. Hodulik (4)
10.6	Form of Change in Control Agreement for Executive Officers (2)
10.7	Executive Supplemental Retirement Income Agreement for John Fitzgerald (4)
10.8	Executive Supplemental Retirement Income Agreement for Jon Ansari (4)
10.9	Employment Agreement for John Fitzgerald (5)
10.10	Employment Agreement for Jon Ansari (9)
10.11	Change in Control Agreement for Peter Brown (5)
10.12	Supplemental Executive Retirement Plan for John Fitzgerald (6)
10.13	Supplemental Executive Retirement Plan for Jon Ansari (6)
10.14	Magyar Bancorp, Inc. 2022 Equity Incentive Plan (7)
10.15	Magyar Bank Annual Incentive Plan
19	Insider Trading Policy (10)
21	Subsidiaries of Registrant (2)
23	Consent of S.R. Snodgrass, P.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy relating to erroneously awarded executive compensation (10)
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Inline XBRL Cover Page Interactive Data File

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 of Magyar Bancorp, Inc. (file no. 333-128392), originally filed with the Securities and Exchange Commission on September 16, 2005, as amended.
(3)	Incorporated by reference to the Annual Report on Form 10-K of Magyar Bancorp, Inc. (file no. 000-51726), filed with the Securities and Exchange Commission on December 20, 2021.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB of Magyar Bancorp, Inc. (file no. 000-51726), originally filed with the Securities and Exchange Commission on December 29, 2006.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254282), filed with the Securities and Exchange Commission on March 15, 2021.
(6)	Incorporated by reference to the Current Report on Form 8-K of Magyar Bancorp, Inc. (file no 000-51726), originally filed with the Securities and Exchange Commission on May 29, 2019.
(7)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement (file no. 000-51726) filed with the SEC on July 18, 2022.
(8)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 12, 2021.
(9)	Incorporated by reference to the Annual Report on Form 10-K of Magyar Bancorp, Inc. (file no. 000-51726), filed with the Securities and Exchange Commission on December 22, 2022.
(10)	Incorporated by reference to the Annual Report on Form 10-K of Magyar Bancorp, Inc. (file no. 000-51726), filed with the Securities and Exchange Commission on December 19, 2024.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGYAR BANCORP, INC.

December 19, 2025	/s/ John S. Fitzgerald
Date	John S. Fitzgerald
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John S. Fitzgerald	President and Chief Executive Officer	December 19, 2025
John S. Fitzgerald	(Principal Executive Officer)

/s/ Jon R. Ansari	Executive Vice President and Chief Financial Officer	December 19, 2025
Jon R. Ansari	(Principal Financial and Accounting Officer)

/s/ Thomas Lankey	Chairman of the Board	December 19, 2025
Thomas Lankey

/s/ Andrew Hodulik	Vice Chairman of the Board	December 19, 2025
Andrew Hodulik

/s/ Joseph A. Yelencsics	Director	December 19, 2025
Joseph A. Yelencsics

/s/ Susan Eisenhauer	Director	December 19, 2025
Susan Eisenhauer

/s/ Michael R. Lombardi	Director	December 19, 2025
Michael R. Lombardi

/s/ Maureen Ruane	Director	December 19, 2025
Maureen Ruane