Form 10-Q
period 2025-12-31
Magyar Bancorp, Inc.
filed 2026-02-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at February 1, 2026 was 6,477,991

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2025	2025
Assets	(Unaudited)
Cash and due from banks	$2,060	$1,430
Interest earning deposits with banks	32,053	5,656
Total cash and cash equivalents	34,113	7,086
Investment securities - available for sale, at fair value	26,952	21,182
Investment securities - held to maturity, at amortized cost (fair value of $60,497 and $61,160 at December 31, 2025 and September 30, 2025, respectively)	66,189	67,266
Federal Home Loan Bank of New York stock, at cost	3,395	3,399
Loans receivable	876,115	857,353
Allowance for credit losses-loans	(8,423)	(8,350)
Bank owned life insurance	19,207	19,037
Accrued interest receivable	5,594	5,798
Premises and equipment, net	11,975	12,182
Other real estate owned ("OREO")	—	2,167
Other assets	10,381	10,540
Total assets	$1,045,498	$997,660

Liabilities and Stockholders' Equity
Liabilities
Deposits	$859,074	$814,307
Escrowed funds	4,459	4,209
Borrowings	49,054	49,054
Accrued interest payable	1,142	969
Accounts payable and other liabilities	10,021	10,279
Total liabilities	923,750	878,818
Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at December 31, 2025 and September 30, 2025, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,477,991 and 6,480,028 shares outstanding at December 31, 2025 and September 30, 2025, respectively, at cost	71	71
Additional paid-in capital	63,603	63,421
Treasury stock: 619,834 and 617,797 shares at December 31, 2025 and September 30, 2025, respectively, at cost	(7,874)	(7,840)
Unearned Employee Stock Ownership Plan shares	(2,842)	(2,868)
Retained earnings	69,215	66,581
Accumulated other comprehensive loss	(425)	(523)
Total stockholders' equity	121,748	118,842
Total liabilities and stockholders' equity	$1,045,498	$997,660

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)
Interest and dividend income
Loans, including fees	$13,525	$11,864
Investment securities and interest earning deposits
Taxable	956	973
Tax-exempt	14	14
Federal Home Loan Bank of New York stock	62	55
Total interest and dividend income	14,557	12,906

Interest expense
Deposits	5,294	5,254
Borrowings	406	208
Total interest expense	5,700	5,462
Net interest and dividend income	8,857	7,444

Provision for credit losses-loans	71	209
Recovery for credit losses-unfunded commitments	(48)	(108)
Total provision for credit losses	23	101
Net interest and dividend income after provision for credit losses	8,834	7,343

Other income
Service charges	331	321
Income on bank owned life insurance	170	167
Interest rate swap fees	31	—
Other operating income	8	8
Gains on SBA loans	258	236
Net gains on OREO	—	224
Total other income	798	956

Other expenses
Compensation and employee benefits	3,169	3,081
Occupancy expenses	819	991
Professional fees	173	199
Director fees and benefits	209	201
Data processing expenses	157	91
Marketing and business development	115	127
FDIC deposit insurance premiums	115	107
Other expenses	598	612
Total other expenses	5,355	5,409
Income before income tax expense	4,277	2,890
Income tax expense	1,141	805
Net income	$3,136	$2,085

Earnings per share - basic	$0.51	$0.34
Earnings per share - diluted	$0.50	$0.33
Weighted average shares outstanding - basic	6,214,262	6,232,069
Weighted average shares outstanding - diluted	6,275,582	6,236,017

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)
Net income	$3,136	$2,085
Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	130	(237)
Other comprehensive income (loss), before tax	130	(237)
Deferred income tax effect	(32)	58
Total other comprehensive income (loss)	$98	$(179)
Total comprehensive income	$3,234	$1,906

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three Months Ended December 31, 2025 and 2024

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2025	6,480,028	$71	$63,421	$(7,840)	$(2,868)	$66,581	$(523)	$118,842
Net income	—	—	—	—	—	3,136	—	3,136
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(502)	—	(502)
Other comprehensive income	—	—	—	—	—	—	98	98
ESOP shares allocated	—	—	27	—	26	—	—	53
Purchase of treasury stock	(2,037)	—	—	(34)	—	—	—	(34)
Stock-based compensation expense	—	—	155	—	—	—	—	155
Balance, December 31, 2025	6,477,991	$71	$63,603	$(7,874)	$(2,842)	$69,215	$(425)	$121,748

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2024	6,509,358	$71	$63,085	$(7,364)	$(2,972)	$58,644	$(916)	$110,548
Net income	—	—	—	—	—	2,085	—	2,085
Dividends paid on common stock ($0.09 per share)	—	—	—	—	—	(569)	—	(569)
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
Treasury stock used for exercised stock options	2,000	—	—	24	—	—	—	24
ESOP shares allocated	—	—	17	—	26	—	—	43
Purchase of treasury stock	(31,737)	—	—	(437)	—	—	—	(437)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2024	6,479,621	$71	$63,263	$(7,777)	$(2,946)	$60,160	$(1,095)	$111,676

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)
Operating activities
Net income	$3,136	$2,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	211	240
(Discount) premium (accretion) amortization on investment securities, net	(15)	3
Provision for credit losses	23	101
Provision for loss on other real estate owned	—	57
Originations of SBA loans held for sale	(2,878)	(2,423)
Proceeds from the sales of SBA loans	3,136	2,659
Gains on sale of SBA loans	(258)	(236)
Loss (gain) on the sales of other real estate owned	35	(281)
ESOP compensation expense	53	43
Stock-based compensation expense	155	161
Deferred income tax expense	213	162
Decrease (increase) in accrued interest receivable	204	(171)
Income on bank owned life insurance	(170)	(167)
(Increase) decrease in other assets	(86)	39
Increase (decrease) in accrued interest payable	173	(102)
(Decrease) increase in accounts payable and other liabilities	(257)	738
Net cash provided by operating activities	3,675	2,908

Investing activities
Net increase in loans receivable	(18,712)	(25,115)
Purchases of investment securities held-to-maturity	—	(2,446)
Purchases of investment securities available-for-sale	(6,340)	(2,430)
Principal repayments on investment securities held-to-maturity	1,085	1,613
Principal repayments on investment securities available-for-sale	707	465
Redemption of bank owned life insurance	—	3,245
Purchases of premises and equipment, net	(4)	(375)
Proceeds from the sale of other real estate owned	2,131	1,412
Purchase of Federal Home Loan Bank stock	(63)	(84)
Redemption of Federal Home Loan Bank stock	67	—
Net cash used in investing activities	(21,129)	(23,715)
Financing activities
Net increase in deposits	44,767	52,158
Net increase in escrowed funds	250	711
Proceeds from long-term advances	—	1,856
Proceeds from exercise of stock options	—	24
Dividends paid on common stock	(502)	(569)
Purchase of treasury stock	(34)	(437)
Net cash provided by financing activities	44,481	53,743
Net increase in cash and cash equivalents	27,027	32,936
Cash and cash equivalents, beginning of period	7,086	25,596

Cash and cash equivalents, end of period	$34,113	$58,532

Supplemental disclosures of cash flow information
Cash paid for
Interest	$5,527	$5,564
Non-cash operating activities
Change in fair value of swap asset/liability	$(111)	$105

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Magyar Bancorp, Inc. (the “Company”), its wholly owned subsidiary, Magyar Bank (the “Bank”), and the Bank’s wholly owned subsidiaries Magyar Service Corporation, Hungaria Urban Renewal, LLC, and Magyar Investment Company. All material intercompany transactions and balances have been eliminated. The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026 or for any other period. The September 30, 2025 information has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of available-for-sale investment securities, the valuation of other real estate owned (“OREO”), and the assessment of realizability of deferred income tax assets.

The Company has evaluated events and transactions occurring after the balance sheet date of December 31, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

On Dec. 14, 2023, the Financial Accounting Standards Board (“FASB” or “Board”) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (October 1, 2025 for the Company) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. It will impact the Company’s annual reporting for fiscal year 2026.

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

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended December 31, 2025 and 2024. Basic and diluted earnings per share were calculated by dividing net income by the weighted average number of shares outstanding for the periods.

	Three Months
	Ended December 31,
	2025	2024
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$3,136	$2,085
Weighted average shares outstanding - basic	6,214,262	6,232,069
Weighted average shares outstanding - diluted	6,275,582	6,236,017
Earnings per share - basic	$0.51	$0.34
Earnings per share - diluted	$0.50	$0.33

Options to purchase 285,200 shares of common stock at a weighted average strike price of $12.58 and 58,160 shares of restricted shares at a weighted average price of $12.62 were outstanding at December 31, 2025 and included in the calculation of diluted earnings per share. Options to purchase 291,200 shares of common stock at a weighted average strike price of $12.58 and 93,240 shares of restricted shares at a weighted average price of $12.63 were outstanding at December 31, 2024 and included in the calculation of diluted earnings per share.

NOTE E – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three months ended December 31, 2025 and 2024. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended December 31,
	2025			2024
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense (1)	Amount	Amount	Benefit (1)	Amount
	(In thousands)
Unrealized holding (loss) gain arising during period on:
Available-for-sale investments	$130	$(32)	$98	$(237)	$58	$(179)
Other comprehensive income (loss), net	$130	$(32)	$98	$(237)	$58	$(179)

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

In accordance with Accounting Standards Codification (“ASC”) 820, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

	Total	Level 1	Level 2	Level 3
December 31, 2025	(In thousands)
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,313	$—	$6,313	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	13,839	—	13,839	—
Corporate securities	6,800	—	6,800	—
Total securities available for sale	$26,952	$—	$26,952	$—
Derivative assets	800	—	800	—
Total assets	$27,752	$—	$27,752	$—
Derivative liabilities	$800	$—	$800	$—
Total liabilities	$800	$—	$800	$—

	Total	Level 1	Level 2	Level 3
September 30, 2025	(In thousands)
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$82	$—	$82	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,313	—	14,313	—
Corporate securities	6,787	—	6,787	—
Total securities available for sale	$21,182	$—	$21,182	$—
Derivative assets	911	—	911	—
Total assets	$22,093	$—	$22,093	$—
Derivative liabilities	$911	$—	$911	$—
Total Liabilities	$911	$—	$911	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Individually Evaluated Loans

The Company has one individually evaluated loan at December 31, 2025. Based on current information, management determined that the Company may not be able to collect all amounts due according to the loan contract. The allowance for this individually evaluated loan is included in the allowance for credit losses in the Consolidated Balance Sheets. At December 31, 2025, the allowance for the individually evaluated loan was $564 thousand.

Other Real Estate Owned

Other real estate owned is measured and reported at fair value less selling costs based on the fair value of the underlying collateral.

The following tables provide the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a non-recurring basis at December 31, 2025 and September 30, 2025.

	Total	Level 1	Level 2	Level 3
December 31, 2025	(In thousands)
Individually evaluated loans	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120

	Total	Level 1	Level 2	Level 3
September 30, 2025	(In thousands)
Other real estate owned	$2,167	$—	$—	$2,167
Total	$2,167	$—	$—	$2,167

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
December 31, 2025	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Individually evaluated loans	$1,120	Appraisal of collateral	Appraisal adjustments (2)	-0.8% to -0.8% (-0.8%)

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
September 30, 2025	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$2,167	Appraisal	Liquidation expenses (1)	-1.5% to -1.5% (-1.5%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of December 31, 2025 and September 30, 2025.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company and, therefore, is not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2025
Financial instruments - assets
Investment securities held to maturity	$66,189	$60,497	$—	$60,497	$—
Loan receivable net allowance for credit losses	867,692	881,927	—	—	881,927
Financial instruments - liabilities
Certificates of deposit including retirement certificates	236,251	236,894	—	236,894	—
Borrowings	49,054	48,837	—	48,837	—

September 30, 2025
Financial instruments - assets
Investment securities held to maturity	$67,266	$61,160	$—	$61,160	$—
Loan receivable net allowance for credit losses	849,003	855,377	—	—	855,377
Financial instruments - liabilities
Certificates of deposit including retirement certificates	209,948	210,168	—	210,168	—
Borrowings	49,054	48,576	—	48,576	—

NOTE G – LEASES

On October 7, 2025, the Bank entered into a lease agreement to rent a retail office space at 976 Inman Ave, Edison, New Jersey to increase its presence in Middlesex County. The initial term of the lease is for five years, ending on May 31, 2031, but does include the option for one additional term of five years. In accordance with Accounting Standard Update ASC 842, “Leases”, a lease liability and right-of-use asset in the amount of $175 thousand was recognized within accounts payable and other liabilities and other assets, respectively, on our Consolidated Balance Sheets during the three months ended December 31, 2025. The discount rate used to determine the lease liability was 3.93% and derived from the Federal Home Loan Bank of New York advance rate for the same term.

The following table presents the balance sheet information related to our leases:

	December 31,	September 30,
	2025	2025
	(Dollars in thousands)

Operating lease right-of-use asset	$1,821	$1,754
Operating lease liabilities	$1,973	$1,913
Weighted average remaining lease term in years	5.6	5.4
Weighted average discount rate	2.5%	2.4%

Total rental expense, included in occupancy expense, was approximately $140 thousand and $323 thousand for the three months ended December 31, 2025 and 2024, respectively.

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at December 31, 2025:

	December 31, 2025
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$6,328	$—	$(15)	$—	$6,313
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,727	75	(963)	—	13,839
Corporate securities	6,500	300	—	—	6,800
Total securities available-for-sale	$27,555	$375	$(978)	$—	$26,952
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,372	$—	$(567)	$—	$5,805
Mortgage-backed securities - commercial	3,837	26	(11)	—	3,852
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,930	16	(4,455)	—	35,491
Debt securities	9,454	11	(404)	—	9,061
Private label mortgage-backed securities - residential	170	—	(3)	—	167
Obligations of state and political subdivisions	3,426	5	(259)	—	3,172
Corporate securities	3,000	—	(51)	—	2,949
Total securities held-to-maturity	$66,189	$58	$(5,750)	$—	$60,497
Total investment securities	$93,744	$433	$(6,728)	$—	$87,449

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at September 30, 2025:

	September 30, 2025
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$90	$—	$(8)	$—	$82
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	15,325	70	(1,082)	—	14,313
Corporate securities	6,500	287	—	—	6,787
Total securities available-for-sale	$21,915	$357	$(1,090)	$—	$21,182
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,558	$—	$(629)	$—	$5,929
Mortgage-backed securities - commercial	3,913	19	(17)	—	3,915
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,741	4	(4,679)	—	36,066
Debt securities	9,449	12	(455)	—	9,006
Private label mortgage-backed securities - residential	174	—	(2)	—	172
Obligations of state and political subdivisions	3,431	5	(278)	—	3,158
Corporate securities	3,000	—	(86)	—	2,914
Total securities held-to-maturity	$67,266	$40	$(6,146)	$—	$61,160
Total investment securities	$89,181	$397	$(7,236)	$—	$82,342

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At December 31, 2025 and September 30, 2025, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following tables summarize the amortized cost of held-to-maturity debt securities at December 31, 2025 and September 30, 2025, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
December 31, 2025	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,372	—	—
Mortgage-backed securities - commercial	3,837	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,930	—	—
Debt securities	9,454	—	—
Private label mortgage-backed securities - residential	170	—	—
Obligations of state and political subdivisions	3,426	—	—
Corporate securities	—	3,000	—
Totals	$63,189	$3,000	$—

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
	(In thousands)
September 30, 2025
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,558	$—	$—
Mortgage-backed securities - commercial	3,913	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,741	—	—
Debt securities	9,449	—	—
Private label mortgage-backed securities - residential	174	—	—
Obligations of state and political subdivisions	3,431	—	—
Corporate securities	—	3,000	—
Totals	$64,266	$3,000	$—

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities available-for-sale at December 31, 2025 are summarized in the following table:

	December 31, 2025
	Amortized	Fair
	Cost	Value
Securities available-for-sale	(In thousands)
Debt securities:
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	6,500	6,800
Due after 10 years	—	—
Total debt securities	6,500	6,800

Mortgage-backed securities:
Residential	21,055	20,152
Commercial	—	—
Total mortgage-backed securities	21,055	20,152
Total securities available-for-sale	$27,555	$26,952

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities held-to-maturity at December 31, 2025 are summarized in the following table:

	December 31, 2025
	Amortized	Fair
	Cost	Value
Securities held-to-maturity	(In thousands)
Debt securities:
Due within 1 year	$1,500	$1,475
Due after 1 but within 5 years	13,269	12,721
Due after 5 but within 10 years	1,111	986
Due after 10 years	—	—
Total debt securities	15,880	15,182

Mortgage backed securities:
Residential	46,472	41,463
Commercial	3,837	3,852
Total mortgage-backed securities	50,309	45,315
Total securities held-to-maturity	$66,189	$60,497

As of December 31, 2025 and September 30, 2025, investment securities having a carrying amount of approximately $10.6 million and $10.9 million, respectively, were pledged to secure public deposits.

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at December 31, 2025 and September 30, 2025 are as following tables:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
December 31, 2025
Securities available-for-sale
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	3	$6,233	$(6)	$80	$(9)	$6,313	$(15)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	7	—	—	6,660	(963)	6,660	(963)
Total	10	$6,233	$(6)	$6,740	$(972)	$12,973	$(978)

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
September 30, 2025
Securities available-for-sale
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$82	$(8)	$82	$(8)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	7	—	—	6,728	(1,082)	6,728	(1,082)
Total	8	$—	$—	$6,810	$(1,090)	$6,810	$(1,090)

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

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net were comprised of the following:

	December 31,	September 30,
	2025	2025
	(In thousands)

One-to-four family residential	$242,398	$242,454
Commercial real estate	548,935	533,213
Construction and land	34,736	29,287
Home equity loans and lines of credit	30,851	31,778
Commercial business	19,077	20,048
Other	1,839	2,119
Total loans receivable	877,836	858,899
Net deferred loan fees	(1,721)	(1,546)
Total loans receivable, net	$876,115	$857,353

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

The following tables present the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of December 31, 2025 and September 30, 2025:

	December 31, 2025						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$6,751	$19,163	$31,538	$34,922	$28,260	$121,551	$—	$—	$242,185
Non-performing	—	—	—	213	—	—	—	—	213
Total	$6,751	$19,163	$31,538	$35,135	$28,260	$121,551	$—	$—	$242,398
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$23,590	$108,097	$86,312	$70,089	$63,062	$190,073	$6,867	$649	$548,739
Special Mention	—	—	—	—	90	106	—	—	196
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,590	$108,097	$86,312	$70,089	$63,152	$190,179	$6,867	$649	$548,935
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$7,749	$12,022	$12,086	$400	$—	$1,059	$300	$—	$33,616
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,120	—	—	1,120
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,749	$12,022	$12,086	$400	$—	$2,179	$300	$—	$34,736
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$99	$458	$1,020	$968	$1,504	$1,299	$25,355	$—	$30,703
Non-performing	—	—	67	81	—	—	—	—	148
Total	$99	$458	$1,087	$1,049	$1,504	$1,299	$25,355	$—	$30,851
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$—	$587	$1,133	$453	$1,950	$3,122	$11,689	$143	$19,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$587	$1,133	$453	$1,950	$3,122	$11,689	$143	$19,077
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$189	$3	$77	$—	$20	$1,550	$—	$—	$1,839
Non-performing	—	—	—	—	—	—	—	—	—
Total	$189	$3	$77	$—	$20	$1,550	$—	$—	$1,839
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2025						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$18,873	$31,952	$36,663	$28,465	$23,556	$102,642	$—	$—	$242,151
Non-performing	—	213	—	90	—	—	—	—	303
Total	$18,873	$32,165	$36,663	$28,555	$23,556	$102,642	$—	$—	$242,454
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$111,456	$86,068	$70,546	$63,905	$54,060	$140,866	$6,110	$—	$533,011
Special Mention	—	—	—	91	—	111	—	—	202
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$111,456	$86,068	$70,546	$63,996	$54,060	$140,977	$6,110	$—	$533,213
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$10,037	$12,982	$3,405	$—	$—	$2,863	$—	$—	$29,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,037	$12,982	$3,405	$—	$—	$2,863	$—	$—	$29,287
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$492	$1,181	$1,271	$1,523	$265	$1,090	$25,808	$—	$31,630
Non-performing	—	—	148	—	—	—	—	—	148
Total	$492	$1,181	$1,419	$1,523	$265	$1,090	$25,808	$—	$31,778
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$669	$1,195	$465	$2,001	$1,061	$2,270	$12,240	$147	$20,048
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$669	$1,195	$465	$2,001	$1,061	$2,270	$12,240	$147	$20,048
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$464	$18	$—	$25	$—	$1,423	$189	$—	$2,119
Non-performing	—	—	—	—	—	—	—	—	—
Total	$464	$18	$—	$25	$—	$1,423	$189	$—	$2,119
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of December 31, 2025 and September 30, 2025. The following tables present the classes of the loan portfolio summarized by the aging categories of loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
December 31, 2025
One-to-four family residential	$240,260	$1,370	$555	$213	$242,398
Commercial real estate	542,213	6,209	513	—	548,935
Construction and land	34,736	—	—	—	34,736
Home equity lines of credit	30,703	—	—	148	30,851
Commercial business	19,077	—	—	—	19,077
Other	1,839	—	—	—	1,839
Total	$868,828	$7,579	$1,068	$361	$877,836

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(Iin thousands)
September 30, 2025
One-to four-family residential	$240,975	$1,016	$160	$303	$242,454
Commercial real estate	532,867	—	346	—	533,213
Construction and land	29,287	—	—	—	29,287
Home equity lines of credit	31,630	—	—	148	31,778
Commercial business	19,913	135	—	—	20,048
Other	2,119	—	—	—	2,119
Total	$856,791	$1,151	$506	$451	$858,899

There were two residential loans totaling $294 thousand that were in the process of foreclosure at December 31, 2025.

Individually Evaluated Loans

Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s allowance for credit losses with the associated allowance amount, if applicable, as of December 31, 2025 and September  30, 2025:

	Unpaid
	Principal	Recorded	Allowance for
	Balance	Investment	Credit Losses
	(In thousands)
December 31, 2025
One-to-four family residential	$213	$213	$—
Construction and land	1,120	1,120	564
Home loans and lines of credit	148	148	—
Total	$1,481	$1,481	$564

	Unpaid
	Principal	Recorded	Allowance for
	Balance	Investment	Credit Losses
	(In thousands)
September 30, 2025
One-to-four family residential	$303	$303	$—
Home loans and lines of credit	148	148	—
Total	$451	$451	$—

Allowance for Credit Losses

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

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2025	$838	$5,975	$754	$40	$742	$2	$(1)	$8,350
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	2	—	—	2
Provision (credit)	(152)	(249)	524	(8)	(42)	(2)	—	71
Balance- December 31, 2025	686	5,726	1,278	32	702	—	(1)	$8,423

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2024	$755	$5,334	$624	$30	$805	$—	$—	$7,548
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	103	—	—	103
Provision (credit)	(1)	261	71	3	(125)	—	—	209
Balance- December 31, 2024	$754	$5,595	$695	$33	$783	$—	$—	$7,860

The Company’s ACL increased $73 thousand to $8.4 million, or 0.96% of total loan receivable during the three months ended December 31, 2025. Growth in loans receivable during the three months ended December 31, 2025 as well as an increase in specific reserves for individually evaluated loans resulted in additional provisions for credit losses that were largely offset by reductions resulting from lower adjustments to pooled loans for economic and business conditions.

During the three months ended December 31, 2025, there were no loans modified to borrowers experiencing financial difficulty.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	December 31,	September 30,
	2025	2025
	(In thousands)

Demand accounts	$142,974	$117,238
Savings accounts	55,178	54,424
NOW accounts	143,419	163,753
Money market accounts	281,252	268,944
Certificates of deposit	221,176	195,185
Retirement certificates	15,075	14,763
	$859,074	$814,307

Included in the Company’s deposits at December 31, 2025 were $63.2 million in brokered certificates of deposit and $24.0 million in certificates of deposit obtained through a national deposit listing service. Included in the Company’s deposits at September 30, 2025 were $57.3 million in brokered certificates of deposit and $20.4 million in certificates of deposit obtained through a national deposit listing service.

At December 31, 2025 and September 30, 2025, time deposits of $250 thousand or more totaled approximately $115.7 million and $94.8 million, respectively.

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of December 31, 2025, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties, and was not significant to the total fair value. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at December 31, 2025 and September 30, 2025.

The following table presents summary information regarding these derivatives as of December 31, 2025 and September 30, 2025.

		Average	Weighted
	Notional	Maturity	Average	Weighted Average	Fair
	Amount	(Years)	Fixed Rate	Variable Rate	Value
	(Dollars in thousands)
December 31, 2025
Classified in Other Assets:
Customer interest rate swaps	$45,579	3.5	5.77%	1 Mo. SOFR + 2.66	$800
Total	$45,579	3.5	5.77%		$800

Classified in Other Liabilities:
3rd Party interest rate swaps	$45,579	3.5	5.77%	1 Mo. SOFR + 2.66	$800
Total	$45,579	3.5	5.77%		$800

September 30, 2025
Classified in Other Assets:
Customer interest rate swaps	$43,122	3.6	5.75%	1 Mo. SOFR + 2.66	$911
Total	$43,122	3.6	5.75%		$911

Classified in Other Liabilities:
3rd Party interest rate swaps	$43,122	3.6	5.75%	1 Mo. SOFR + 2.66	$911
Total	$43,122	3.6	5.75%		$911

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and are summarized in the table below. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

	December 31,	September 30,
	2025	2025
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$820	$820
Unused lines of credit	80,148	80,867
Fixed rate loan commitments	5,327	3,395
Variable rate loan commitments	14,019	25,975
Total	$100,314	$111,057

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as may be supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, levels of uninsured deposits, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses, and with respect to the loans extended by the Company and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at December 31, 2025 and September 30, 2025

Total Assets. Total assets increased $47.8 million, or 4.8%, to $1.045 billion at December 31, 2025 from $997.7 million at September 30, 2025. The increase was attributable to larger interest-earning deposits with banks, investment securities and loans receivable.

Interest Earning Deposits. Total cash and cash equivalents increased $27.0 million, or 381.4%, to $34.1 million at December 31, 2025 from $7.1 million at September 30, 2025 resulting from higher deposits, partially offset by higher loans receivable and investments.

Loans Receivable. Total loans receivable increased $18.9 million, or 2.2%, to $877.8 million during the three months ended December 31, 2025 from $858.9 million at September 30, 2025. The increase in total loans receivable during the three months ended December 31, 2025 occurred primarily in commercial real estate loans, which increased by $15.7 million, or 2.9%, to $548.9 million, or 62.5% of loans. The Company also grew its construction and land loans, which increased by $5.4 million, or 18.6%, to $34.7 million. Partially offsetting these increases were one-to four-family residential real estate loans (including home equity lines of credit), which decreased by $983 thousand, commercial business loans, which decreased by $971 thousand, and other loans, which decreased by $280 thousand.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of December 31, 2025 and September 30, 2025:

	December 31, 2025		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Owner-occupied
Retail	$43,206	7.9%	$43,440	8.1%
Hotel/Motel	75,312	13.7%	75,380	14.1%
Professional	34,940	6.4%	34,328	6.4%
Office	15,428	2.8%	17,563	3.3%
Restaurant	25,225	4.6%	23,409	4.4%
Other	45,596	8.3%	39,722	7.4%
Total owner-occupied	$239,707	43.7%	$233,842	43.9%
Non-owner occupied
Retail	$87,373	15.9%	$85,574	16.0%
Multi-family	96,241	17.5%	95,794	18.0%
Professional	22,548	4.1%	17,514	3.3%
Office	28,729	5.2%	36,053	6.8%
Restaurant	7,878	1.4%	7,943	1.5%
Hotel/Motel	2,515	0.5%	2,526	0.5%
Other	63,944	11.6%	53,967	10.1%
Total non-owner occupied	$309,228	56.3%	$299,371	56.1%
Total commercial real estate loans	$548,935	100.0%	$533,213	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons including, but not limited to, payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at December 31, 2025 and September 30, 2025:

	December 31, 2025		September 30, 2025
	Number of		Number of
LTV range	Loans	Amount	Loans	Amount
(Dollars in thousands)
0%-25.0%	94	49,174	129	$54,594
25.01%-50.0%	152	167,793	129	163,280
50.01%-60.0%	85	110,324	79	114,311
60.01%-70.0%	119	164,409	109	147,882
70.01%-75.0%	29	44,809	24	33,244
75.01%-80.0%	4	10,129	8	17,856
> 80.0%	9	2,297	2	2,046
Totals	492	$548,935	480	$533,213

As of December 31, 2025 and September 30, 2025, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital were estimated at approximately 276% and 267%, respectively. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Our asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of December 31, 2025 and September 30, 2025, we had no non-performing commercial real estate loans.

Total non-performing loans decreased $90 thousand, or 20.0%, to $361 thousand at December 31, 2025 from $451 thousand at September 30, 2025. Non-performing loans consisted of three loans secured by one-to four family properties. The ratio of non-performing loans to total loans decreased to 0.04% at December 31, 2025 from to 0.05% at September 30, 2025.

Allowance for Credit Losses. The allowance for credit losses increased $73 thousand to $8.4 million, or 0.96% of total loans receivable, during the three months ended December 31, 2025. Growth in loans receivable during the quarter as well as an increase in specific reserves for individually evaluated loans resulted in additional provisions for credit losses that were largely offset by reductions resulting from lower adjustments to pooled loans for economic and business conditions.

Investment Securities. The investment securities increased $4.7 million, or 5.3%, to $93.1 million at December 31, 2025 from $88.4 million at September 30, 2025. The Company purchased two floating-rate mortgage-backed securities issued by U.S government agencies totaling $6.3 million during the quarter. Investment securities at December 31, 2025 consisted of $70.3 million in mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $9.5 million in U.S. government-sponsored enterprise debt securities, $9.8 million in corporate notes, $3.4 million in municipal bonds and $170 thousand in “private-label” mortgage-backed securities. There were no other-than-temporary-impairment charges for the Company’s investment securities during the three months ended December 31, 2025.

Other Real Estate Owned. Other real estate owned (“OREO”) decreased to $0 at December 31, 2025 from $2.2 million at September 30, 2025. The Company sold its only OREO property in November for a loss of $35 thousand.

Deposits. Total deposits increased $44.8 million, or 5.5%, to $859.1 million at December 31, 2025. The inflow in deposits occurred in certificates of deposit (including individual retirement accounts), which increased $26.3 million, or 12.5%, to $236.3, in non-interest bearing checking accounts, which increased by $25.7 million, or 22.0%, to $143.0 million, in money market accounts, which increased $12.3 million, or 4.6%, to $281.2 million, and in savings accounts, which increased $754 thousand, or 1.4%, to $55.2 million. Partially offsetting these increases was a $20.3 million, or 12.4%, decrease in interest-bearing checking accounts to $143.4 million.

Stockholders’ Equity. Stockholders’ equity increased $2.9 million, or 2.4%, to $121.7 million at December 31, 2025 from $118.8 million at September 30, 2025. The increase was due to the Company’s results from operations, partially offset by $0.08 per share in dividends paid and 2,037 shares repurchased during the quarter at an average share price of $16.85. The Company’s book value per share increased to $18.79 at December 31, 2025 from $18.34 at September 30, 2025.

Average Balance Sheets for the Three Months Ended December 31, 2025 and 2024

The following table presents certain information regarding the Company’s financial condition and net interest income for the three months ended December 31, 2025 and 2024. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended December 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$29,359	$272	3.67%	$33,054	$370	4.44%
Loans receivable, net (1)	856,345	13,525	6.27%	786,040	11,864	5.99%
Securities
Taxable	86,477	684	3.14%	91,814	603	2.60%
Tax-exempt (2)	3,370	18	2.15%	3,370	18	2.15%
FHLBNY stock	3,401	62	7.21%	2,394	55	9.05%
Total interest-earning assets	978,952	14,561	5.90%	916,672	12,910	5.59%
Noninterest-earning assets	49,525			53,992
Total assets	$1,028,477			$970,664

Interest-bearing liabilities:
Savings accounts (3)	$54,901	100	0.72%	$53,440	90	0.67%
NOW accounts (4)	436,924	3,070	2.79%	465,382	3,540	3.02%
Time deposits (5)	222,463	2,124	3.79%	161,842	1,624	3.98%
Total interest-bearing deposits	714,288	5,294	2.94%	680,664	5,254	3.06%
Borrowings	49,111	406	3.28%	29,556	208	2.80%
Total interest-bearing liabilities	763,399	5,700	2.96%	710,220	5,462	3.05%
Noninterest-bearing liabilities	143,196			148,100
Total liabilities	906,595			858,320
Retained earnings	121,882			112,344
Total liabilities and retained earnings	$1,028,477			$970,664

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$8,857			$7,444
Interest rate spread			2.94%			2.54%
Net interest-earning assets	$215,553			$206,452
Net interest margin (6)			3.59%			3.22%
Average interest-earning assets to
average interest-bearing liabilities	128.24%			129.07%

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

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024

Net Income. Net income increased $1.1 million, or 50.4%, to $3.1 million for the three months ended December 31, 2025 compared with net income of $2.1 million for the three months ended December 31, 2024. The increase was due to higher net interest and dividend income, lower provisions for credit losses and lower other expenses, partially offset by lower other income.

Net Interest and Dividend Income. Net interest and dividend income increased $1.5 million, or 19.0%, to $8.9 million for the three months ended December 31, 2025 from $7.4 million for the three months ended December 31, 2024. The increase was attributable to a $62.3 million increase in the average balance of interest-earning assets between periods, as well as a 37-basis point increase in the Company’s net interest margin to 3.59% for the three months ended December 31, 2025 from 3.22% for the three months ended December 31, 2024.

Interest and Dividend Income. Interest and dividend income increased $1.7 million, or 12.8%, to $14.6 million for the three months ended December 31, 2025 compared with $12.9 million for the three months ended December 31, 2024. The increase was attributable to a 31-basis point increase in the yield on interest-earning assets to 5.90% for the three months ended December 31, 2025 from 5.59% for the three months ended December 31, 2024 as well as a $70.3 million, or 8.9%, increase in the average balance of loans receivable, net. The increase in yield on the Company’s assets was attributable to higher market interest rates on loans and investments between periods.

The average balance of loans receivable, net of allowance for credit losses, increased $70.3 million, or 8.9%, to $856.3 million during the three months ended December 31, 2025 from $786.0 million for the three months ended December 31, 2024, while the yield on loans receivable increased 28 basis points to 6.27% for the three months ended December 31, 2025 from 5.99% for the three months ended December 31, 2024. Contributing to the increase in yield on loans receivable are commercial term loan rates adjusting on their five-year anniversary to market rates that are significantly higher than they were five years ago.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, decreased $17 thousand, or 1.7%, to $970 thousand for the three months ended December 31, 2025 from $987 thousand for the three months ended December 31, 2024. The average balance of investment securities and interest-earning deposits decreased by $9.0 million, or 7.0%, to $119.2 million for the three months ended December 31, 2025 from $128.2 million for the three months ended December 31, 2024, while the average yield on such assets increased 18 basis points to 3.24% for the three months ended December 31, 2025 from 3.06% for the three months ended December 31, 2024.

Interest Expense. Interest expense increased $238 thousand, or 4.4%, to $5.7 million for the three months ended December 31, 2025 from $5.5 million for the three months ended December 31, 2024. The average balance of interest-bearing liabilities increased $53.2 million, or 7.5%, to $763.4 million for the three months ended December 31, 2025 from $710.2 million for the three months ended December 31, 2024, while the average cost on such interest-bearing liabilities decreased 9 basis points to 2.96% for the three months ended December 31, 2025 compared with 3.05% for the three months ended December 31, 2024. Lower short-term market interest rates were primarily responsible for the lower cost of the Company’s interest-bearing liabilities for the three months ended December 31, 2025.

The average balance of interest-bearing deposits increased $33.6 million, or 4.9%, to $714.3 million for the three months ended December 31, 2025 from $680.7 million for the three months ended December 31, 2024. The average cost of such deposits decreased 12 basis points to 2.94% from 3.06%, while the interest paid on interest-bearing deposits increased $40 thousand to $5.29 million for the three months ended December 31, 2025 compared with $5.25 million for the three months ended December 31, 2024.

Interest expense on borrowings increased $198 thousand, or 95.2%, to $406 thousand for the three months ended December 31, 2025 from $208 thousand for the three months ended December 31, 2024, The average balance of borrowings increased by $19.6 million, or 66.2%, to $49.1 million with an annualized cost of 3.28% for the three months ended December 31, 2025 from $29.6 million with an annualized cost of 2.80% for the three months ended December 31, 2024. Higher borrowings reflect the Company’s usage of long-term advances to fund five-year commercial term loans between periods.

Provision for Credit Losses. The provision for credit losses decreased $79 thousand, or 78.2%, to $23 thousand for the three months ended December 31, 2025 compared to $101 thousand for the three months ended December 31, 2024. Provisions for on-balance sheet credit losses were $71 thousand from growth in total loans receivable during the quarter, while $49 thousand was recovered from its reserves for off-balance sheet credit losses from contraction in unfunded loan commitments during the quarter. The Company recorded $2 thousand in net recoveries during the three months ended December 31, 2025 compared with $103 thousand in net recoveries during the three months ended December 31, 2024.

Other Income. Other income decreased $159 thousand, or 16.6%, to $797 thousand during the three months ended December 31, 2025 compared to $956 thousand for the three months ended December 31, 2024.

The decrease in other income was primarily due to the absence of gains from the sales of other real estate owned during the three months ended December 31, 2025 compared with $224 thousand in gains for the three months ended December 31, 2024. Partially offsetting this decrease were higher interest rate swap fees, which increased by $31 thousand, and higher gains from the sale of SBA loans, which increased by $23 thousand.

Other Expenses. Other expenses decreased by $54 thousand, or 1.0%, to $5.4 million for the three months ended December 31, 2025.

The decrease in other expenses was primarily attributable to lower occupancy expenses, which declined by $172 thousand, or 17.4%, to $819 thousand for the three months ended December 31, 2025 compared with $991 thousand for the three months ended December 31, 2024, due to lease termination expenses and ongoing savings related to the closure of the Bank’s Bridgewater office in October 2024. Offsetting this decrease were higher compensation and benefit expenses, which increased by $88 thousand, or 2.9%, to $3.2 million, due to annual merit increases, and higher data processing expenses, which increased by $66 thousand, or 72.5%, to $157 thousand, due to one-time credits applied during the prior year period.

Income Tax Expense. The Company recorded tax expense of $1.1 million on pre-tax income of $4.3 million for the three months ended December 31, 2025, compared to tax expense of $805 thousand on pre-tax income of $2.9 million for the three months ended December 31, 2024. The Company’s effective tax rate for the three months ended December 31, 2025 was 26.7% compared with 27.9% for the three months ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at December 31, 2025, we had an aggregate net borrowing capacity of $143.7 million. We also had the ability to borrow $106.8 million from the FRBNY at December 31, 2025 compared with $109.6 million at September 30, 2025. The Company did not have any borrowings outstanding with the FRBNY at December 31, 2025 and September 30, 2025. There has been no material adverse change during the three months ended December 31, 2025 in the ability of the Company and its subsidiaries to fund their operations.

At December 31, 2025, the Company had commitments outstanding under letters of credit totaling $820 thousand, commitments to originate loans totaling $19.3 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $80.1 million. There has been no material change during the three months ended December 31, 2025 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At December 31, 2025, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 11.42%, and total qualifying capital as a percentage of risk-weighted assets was 15.77%.

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

There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the U.S. Securities and Exchange Commission on December 19, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	On May 22, 2025 the Company announced the authorization of its fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 323,547 shares. The Company’s intended use of the repurchased shares is for general corporate purposes. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The Company repurchased 22,037 shares of its common stock under this plan at December 31, 2025. At December 31, 2025, the Company held 619,834 shares in treasury that were repurchased at an average price of $12.70.

The following table reports information regarding repurchases of our common stock during the current quarter ended December 31, 2025.

			Total Number of	Remaining Number
	Total Number	Average	Shares Repurchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	be Purchased Under
Periods	Purchased	Per Share	Announced Programs	the Current Program
October 1, 2025 through October 31, 2025	—	$—	20,000	303,547
November 1, 2025 through November 30, 2025	1,132	$16.81	21,132	302,415
December 1, 2025 through Decmber 31, 2025	905	$16.91	22,037	301,510

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a.)	Not applicable.

b.)	During the three months ended December 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: February 13, 2026	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: February 13, 2026	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer