Form 10-Q
period 2026-03-31
Magyar Bancorp, Inc.
filed 2026-05-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51726

Magyar Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732) 342-7600

(Issuer’s Telephone Number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 per share	MGYR	The NASDAQ Stock Market LLC

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at May 1, 2026 was 6,462,729.

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,	September 30,
	2026	2025
Assets	(Unaudited)
Cash and due from banks	$17,060	$1,430
Interest earning deposits with banks	30,583	5,656
Total cash and cash equivalents	47,643	7,086
Investment securities - available for sale, at fair value	31,056	21,182
Investment securities - held to maturity, at amortized cost (fair value of $62,170 and $61,160 at March 31, 2026 and September 30, 2025, respectively)	68,105	67,266
Federal Home Loan Bank of New York stock, at cost	3,376	3,399
Loans receivable	878,219	857,353
Allowance for credit losses-loans	(8,599)	(8,350)
Bank owned life insurance	19,373	19,037
Accrued interest receivable	5,878	5,798
Premises and equipment, net	12,091	12,182
Other real estate owned ("OREO")	—	2,167
Other assets	11,256	10,540
Total assets	$1,068,398	$997,660

Liabilities and Stockholders' Equity
Liabilities
Deposits	$878,438	$814,307
Escrowed funds	4,737	4,209
Borrowings	49,054	49,054
Accrued interest payable	1,183	969
Accounts payable and other liabilities	10,830	10,279
Total liabilities	944,242	878,818
Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at March 31, 2026 and September 30, 2025, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,469,103 and 6,480,028 shares outstanding at March 31, 2026 and September 30, 2025, respectively, at cost	71	71
Additional paid-in capital	63,785	63,421
Treasury stock: 628,722 and 617,797 shares at March 31, 2026 and September 30, 2025, respectively, at cost	(8,031)	(7,840)
Unearned Employee Stock Ownership Plan shares	(2,815)	(2,868)
Retained earnings	71,617	66,581
Accumulated other comprehensive loss	(471)	(523)
Total stockholders' equity	124,156	118,842
Total liabilities and stockholders' equity	$1,068,398	$997,660

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)
Interest and dividend income
Loans, including fees	$13,597	$12,132	$27,121	$23,995
Investment securities and interest earning deposits
Taxable	1,277	1,322	2,234	2,294
Tax-exempt	14	14	29	29
Federal Home Loan Bank of New York stock	65	56	127	110
Total interest and dividend income	14,953	13,524	29,511	26,428
Interest expense
Deposits	5,324	5,425	10,618	10,677
Borrowings	397	223	803	431
Total interest expense	5,721	5,648	11,421	11,108
Net interest and dividend income	9,232	7,876	18,090	15,320
Provision for credit losses-loans	172	70	243	279
Provision (recovery) for credit losses-unfunded commitments	84	(100)	37	(208)
Total provision (recovery) for credit losses	256	(30)	280	71
Net interest and dividend income after provision (recovery) for credit losses	8,976	7,906	17,810	15,249
Other income
Service charges	392	485	723	807
Income on bank owned life insurance	166	162	336	329
Interest rate swap fees	—	—	31	—
Other operating income	8	9	15	17
Gains on SBA loans	269	612	527	848
Net gain (loss) on OREO	22	—	(13)	224
Total other income	857	1,268	1,619	2,225
Other expenses
Compensation and employee benefits	3,363	3,226	6,532	6,307
Occupancy expenses	843	849	1,662	1,840
Professional fees	174	169	347	368
Director fees and benefits	194	198	403	399
Data processing expenses	162	122	319	213
Marketing and business development	121	120	236	248
FDIC deposit insurance premiums	119	114	234	222
Other expenses	589	600	1,152	1,212
Total other expenses	5,565	5,398	10,885	10,809
Income before income tax expense	4,268	3,776	8,544	6,665
Income tax expense	1,238	1,095	2,378	1,900
Net income	$3,030	$2,681	$6,166	$4,765
Earnings per share - basic	$0.49	$0.43	$0.99	$0.77
Earnings per share - diluted	$0.48	$0.43	$0.98	$0.76
Weighted average shares outstanding - basic	6,221,123	6,222,951	6,217,655	6,227,560
Weighted average shares outstanding - diluted	6,293,873	6,225,134	6,285,668	6,234,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)
Net income	$3,030	$2,681	$6,166	$4,765
Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	(61)	263	69	26
Deferred income tax effect	15	(65)	(17)	(6)
Total other comprehensive income (loss)	$(46)	$198	$52	$20
Total comprehensive income	$2,984	$2,879	$6,218	$4,785

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended March 31, 2026 and 2025

(In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2025	6,480,028	$71	$63,421	$(7,840)	$(2,868)	$66,581	$(523)	$118,842
Net income	—	—	—	—	—	3,136	—	3,136
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(502)	—	(502)
Other comprehensive income	—	—	—	—	—	—	98	98
ESOP shares allocated	—	—	27	—	26	—	—	53
Purchase of treasury stock	(2,037)	—	—	(34)	—	—	—	(34)
Stock-based compensation expense	—	—	155	—	—	—	—	155
Balance, December 31, 2025	6,477,991	$71	$63,603	$(7,874)	$(2,842)	$69,215	$(425)	$121,748
Net income	—	—	—	—	—	3,030	—	3,030
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(628)	—	(628)
Other comprehensive loss	—	—	—	—	—	—	(46)	(46)
ESOP shares allocated	—	—	27	—	27	—	—	54
Purchase of treasury stock	(8,888)	—	—	(157)	—	—	—	(157)
Stock-based compensation expense	—	—	155	—	—	—	—	155
Balance, March 31, 2026	6,469,103	$71	$63,785	$(8,031)	$(2,815)	$71,617	$(471)	$124,156

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2024	6,509,358	$71	$63,085	$(7,364)	$(2,972)	$58,644	$(916)	$110,548
Net income	—	—	—	—	—	2,085	—	2,085
Dividends paid on common stock ($0.09 per share)	—	—	—	—	—	(569)	—	(569)
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
Treasury stock used for exercised stock options	2,000	—	—	24	—	—	—	24
ESOP shares allocated	—	—	17	—	26	—	—	43
Purchase of treasury stock	(31,737)	—	—	(437)	—	—	—	(437)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2024	6,479,621	$71	$63,263	$(7,777)	$(2,946)	$60,160	$(1,095)	$111,676
Net income	—	—	—	—	—	2,681	—	2,681
Dividends paid on common stock ($0.06 per share)	—	—	—	—	—	(375)	—	(375)
Other comprehensive income	—	—	—	—	—	—	198	198
ESOP shares allocated	—	—	18	—	26	—	—	44
Purchase of treasury stock	(5,749)	—	—	(83)	—	—	—	(83)
Stock-based compensation expense	—	—	149	—	—	—	—	149
Balance, March 31, 2025	6,473,872	$71	$63,430	$(7,860)	$(2,920)	$62,466	$(897)	$114,290

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	March 31,
	2026	2025
	(Unaudited)
Operating activities
Net income	$6,166	$4,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	424	477
Discount on investment securities, net	(32)	(1)
Provision for credit losses	280	71
Provision for loss on other real estate owned	—	57
Originations of SBA loans held for sale	(5,722)	(8,941)
Proceeds from the sales of SBA loans	6,249	9,789
Gains on sale of SBA loans	(527)	(848)
Loss (gain) on the sales of other real estate owned	13	(281)
ESOP compensation expense	107	87
Stock-based compensation expense	310	310
Deferred income tax expense	8	15
Increase in accrued interest receivable	(80)	(206)
Income on bank owned life insurance	(336)	(329)
(Increase) decrease in other assets	(719)	718
Increase (decrease) in accrued interest payable	214	(157)
Increase (decrease) in accounts payable and other liabilities	552	(238)
Net cash provided by operating activities	6,907	5,288

Investing activities
Net increase in loans receivable	(20,897)	(28,514)
Purchases of investment securities held-to-maturity	(3,179)	(2,446)
Purchases of investment securities available-for-sale	(11,287)	(4,415)
Proceeds from maturities of investment securities held-to-maturity	—	4,500
Principal repayments on investment securities held-to-maturity	2,357	3,116
Principal repayments on investment securities available-for-sale	1,497	721
Redemption of bank owned life insurance	—	3,245
Purchases of premises and equipment, net	(333)	(477)
Proceeds from the sale of other real estate owned	2,131	1,412
Purchase of Federal Home Loan Bank stock	(63)	(309)
Redemption of Federal Home Loan Bank stock	86	68
Net cash used in investing activities	(29,688)	(23,099)
Financing activities
Net increase in deposits	64,131	61,005
Net increase in escrowed funds	528	237
Proceeds from long-term advances	—	6,856
Repayments of long-term advances	—	(1,500)
Proceeds from exercise of stock options	—	24
Dividends paid on common stock	(1,130)	(944)
Purchase of treasury stock	(191)	(520)
Net cash provided by financing activities	63,338	65,158
Net increase in cash and cash equivalents	40,557	47,347
Cash and cash equivalents, beginning of period	7,086	25,596
Cash and cash equivalents, end of period	$47,643	$72,943
Supplemental disclosures of cash flow information
Cash paid for
Interest	$11,207	$11,266
Income taxes	$1,800	$2,275
Non-cash operating activities
Initial recognition of lease liability and right-of-use asset	$175	$—
Change in fair value of swap asset/liability	$(317)	$(456)

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

Operating results for the six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026 or for any other period. The September 30, 2025 information has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring after the balance sheet date of March 31, 2026 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

On December. 14, 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after December. 15, 2024 (October 1, 2025 for the Company) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. It will impact the Company’s annual reporting for fiscal year 2026.

ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the U.S. statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of this litigation, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations as presented in this report.

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended March 31, 2026 and 2025. Basic and diluted earnings per share were calculated by dividing net income by the weighted average number of shares outstanding for the periods.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$3,030	$2,681	$6,166	$4,765
Weighted average shares outstanding - basic	6,221,123	6,222,951	6,217,655	6,227,560
Weighted average shares outstanding - diluted	6,293,873	6,225,134	6,285,668	6,234,328
Earnings per share - basic	$0.49	$0.43	$0.99	$0.77
Earnings per share - diluted	$0.48	$0.43	$0.98	$0.76

Options to purchase 285,200 shares of common stock at a weighted average strike price of $12.58 and 58,160 shares of restricted shares at a weighted average price of $12.62 were outstanding at March 31, 2026 and included in the calculation of diluted earnings per share. Options to purchase 285,200 shares of common stock at a weighted average strike price of $12.58 and 87,240 shares of restricted shares at a weighted average price of $12.62 were outstanding at March 31, 2025 and included in the calculation of diluted earnings per share.

All options and restricted shares were not anti-dilutive at March 31, 2026 and 2025.

NOTE E – OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three and six months ended March 31, 2026 and 2025. The components of other comprehensive income (loss) and the related income tax effects are as follows:

	Three Months Ended March 31,
	2026			2025
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense (1)	Amount	Amount	Expense (1)	Amount
	(In thousands)
Unrealized holding (loss) gain arising during period on:
Available-for-sale investments	$(61)	$15	$(46)	$263	$(65)	$198
Other comprehensive (loss) income, net	$(61)	$15	$(46)	$263	$(65)	198

	Six Months Ended March 31,
	2026			2025
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense (1)	Amount	Amount	Expense (1)	Amount
	(In thousands)
Unrealized holding (loss) gain arising during period on:
Available-for-sale investments	$69	$(17)	$52	$26	$(6)	$20
Other comprehensive income, net	$69	$(17)	$52	$26	$(6)	20

(1) Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments

NOTE F – FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The securities available-for-sale and the Company’s derivative assets and liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets or liabilities at fair value on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights, loans receivable and OREO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

	Total	Level 1	Level 2	Level 3
March 31, 2026	(In thousands)
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$6,027	$—	$6,027	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	18,238	—	18,238	—
Corporate securities	6,791	—	6,791	—
Total securities available for sale	$31,056	$—	$31,056	$—
Derivative assets	594	—	594	—
Total assets	$31,650	$—	$31,650	$—
Derivative liabilities	$594	$—	$594	$—
Total liabilities	$594	$—	$594	$—

	Total	Level 1	Level 2	Level 3
September 30, 2025	(In thousands)
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$82	$—	$82	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,313	—	14,313	—
Corporate securities	6,787	—	6,787	—
Total securities available for sale	$21,182	$—	$21,182	$—
Derivative assets	911	—	911	—
Total assets	$22,093	$—	$22,093	$—
Derivative liabilities	$911	$—	$911	$—
Total Liabilities	$911	$—	$911	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Individually Evaluated Loans

The Company has five individually evaluated loans at March 31, 2026. Based on current information, management determined that the Company may not be able to collect all amounts due according to the loan contract. The allowance for these individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At March 31, 2026, the allowance for the individually evaluated loans was $532 thousand. There was no allowance for the individually evaluated loans at September 30, 2025.

Other Real Estate Owned

Other real estate owned is measured and reported at fair value less selling costs based on the fair value of the underlying collateral.

The following tables provide the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a non-recurring basis at March 31, 2026 and September 30, 2025.

	Total	Level 1	Level 2	Level 3
March 31, 2026	(In thousands)
Individually evaluated loans	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120

	Total	Level 1	Level 2	Level 3
September 30, 2025	(In thousands)
Other real estate owned	$2,167	$—	$—	$2,167
Total	$2,167	$—	$—	$2,167

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
March 31, 2026	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Individually evaluated loans	$1,120	Appraisal of collateral	Appraisal adjustments (2)	-0.8% to -0.8% (-0.8%)

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
September 30, 2025	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$2,167	Appraisal	Liquidation expenses (1)	-1.5% to -1.5% (-1.5%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2026 and September 30, 2025.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company and, therefore, is not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2026
Financial instruments - assets
Investment securities held to maturity	$68,105	$62,170	$—	$62,170	$—
Loan receivable net allowance for credit losses	869,620	877,654	—	—	877,654
Financial instruments - liabilities
Certificates of deposit including retirement certificates	238,017	237,432	—	237,432	—
Borrowings	49,054	48,594	—	48,594	—

September 30, 2025
Financial instruments - assets
Investment securities held to maturity	$67,266	$61,160	$—	$61,160	$—
Loan receivable net allowance for credit losses	849,003	855,377	—	—	855,377
Financial instruments - liabilities
Certificates of deposit including retirement certificates	209,948	210,168	—	210,168	—
Borrowings	49,054	48,576	—	48,576	—

NOTE G – LEASES

On October 7, 2025, the Bank entered into a lease agreement to rent a retail office space at 976 Inman Avenue, Edison, New Jersey to increase its presence in Middlesex County. The initial term of the lease is for five years, ending on May 31, 2031, but does include the option for one additional term of five years. In accordance with ASC 842, “Leases”, a lease liability and right-of-use asset in the amount of $175 thousand was recognized within accounts payable and other liabilities and other assets, respectively, on our Consolidated Balance Sheets during the six months ended March 31, 2026. The discount rate used to determine the lease liability was 3.93% and derived from the Federal Home Loan Bank of New York advance rate for the same term.

The following table presents the balance sheet information related to our leases:

	March 31,	September 30,
	2026	2025
	(Dollars in thousands)

Operating lease right-of-use asset	$1,712	$1,754
Operating lease liabilities	$1,857	$1,913
Weighted average remaining lease term in years	5.1	5.4
Weighted average discount rate	2.6%	2.4%

Total rental expense, included in occupancy expense, was approximately $276 thousand and $462 thousand for the six months ended March 31, 2026 and 2025, respectively.

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at March 31, 2026:

	March 31, 2026
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$6,031	$4	$(8)	$—	$6,027
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	19,189	56	(1,007)	—	18,238
Corporate securities	6,500	291	—	—	6,791
Total securities available-for-sale	$31,720	$351	$(1,015)	$—	$31,056
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,715	$—	$(712)	$—	$7,003
Mortgage-backed securities - commercial	3,649	34	(8)	—	3,675
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,780	—	(4,514)	—	36,266
Debt securities	9,459	1	(387)	—	9,073
Private label mortgage-backed securities - residential	80	—	(1)	—	79
Obligations of state and political subdivisions	3,422	1	(295)	—	3,128
Corporate securities	3,000	—	(54)	—	2,946
Total securities held-to-maturity	$68,105	$36	$(5,971)	$—	$62,170
Total investment securities	$99,825	$387	$(6,986)	$—	$93,226

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

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At March 31, 2026 and September 30, 2025, there were no non-performing held-to-maturity debt securities and no allowance for credit losses were required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following tables summarize the amortized cost of held-to-maturity debt securities at March 31, 2026 and September 30, 2025, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
March 31, 2026	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,715	$—	$—
Mortgage-backed securities - commercial	3,649	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	40,780	—	—
Debt securities	9,459	—	—
Private label mortgage-backed securities - residential	80	—	—
Obligations of state and political subdivisions	3,422	—	—
Corporate securities	—	3,000	—
Totals	$65,105	$3,000	$—

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
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

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities available-for-sale at March 31, 2026 are summarized in the following table:

	March 31, 2026
	Amortized	Fair
	Cost	Value
Securities available-for-sale	(In thousands)
Debt securities:
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	6,500	6,791
Due after 10 years	—	—
Total debt securities	6,500	6,791

Mortgage-backed securities:
Residential	25,220	24,265
Commercial	—	—
Total mortgage-backed securities	25,220	24,265
Total securities available-for-sale	$31,720	$31,056

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities held-to-maturity at March 31, 2026 are summarized in the following table:

	March 31, 2026
	Amortized	Fair
	Cost	Value
Securities held-to-maturity	(In thousands)
Debt securities:
Due within 1 year	$1,500	$1,486
Due after 1 but within 5 years	13,271	12,698
Due after 5 but within 10 years	1,110	963
Due after 10 years	—	—
Total debt securities	15,881	15,147

Mortgage backed securities:
Residential	48,575	43,348
Commercial	3,649	3,675
Total mortgage-backed securities	52,224	47,023
Total securities held-to-maturity	$68,105	$62,170

As of March 31, 2026 and September 30, 2025, investment securities having a carrying amount of approximately $10.2 million and $10.9 million, respectively, were pledged to secure public deposits.

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at March 31, 2026 and September 30, 2025 are summarized in the following tables:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
March 31, 2026
Securities available-for-sale
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$78	$(8)	$78	$(8)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	10	5,948	(34)	6,481	(973)	12,429	(1,007)
Total	11	$5,948	$(34)	$6,559	$(981)	$12,507	$(1,015)

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
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

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net were comprised of the following:

	March 31,	September 30,
	2026	2025
	(In thousands)

One-to-four family residential	$234,434	$242,454
Commercial real estate	557,764	533,213
Construction and land	35,714	29,287
Home equity loans and lines of credit	30,310	31,778
Commercial business	19,878	20,048
Other	1,842	2,119
Total loans receivable	879,942	858,899
Net deferred loan fees	(1,723)	(1,546)
Total loans receivable, net	$878,219	$857,353

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is further disaggregated into two types: first lien, amortizing term loans, and the combination of second lien amortizing term loans and home equity lines of credit. The commercial loan segment is further disaggregated into three types: loans secured by multifamily structures, loans secured by owner-occupied commercial structures, and loans secured by non-owner-occupied nonresidential properties. The construction and land loan segment consists primarily of developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures and to a lesser extent one-to-four family residential construction loans made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Construction loans to developers and investors have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan. The commercial business loan segment consists of loans made for the purpose of financing the activities of commercial customers and consists of revolving lines of credit and loans partially guaranteed by the U.S. Small Business Administration. The consumer loan segment consists primarily of stock-secured installment loans but also includes unsecured personal loans and overdraft lines of credit connected with customer deposit accounts.

Management uses a ten-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard with the added characteristic that collection or liquidation in full, based on current conditions and facts, is highly improbable. All loans greater than three months past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following tables present the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of March 31, 2026 and September 30, 2025:

	March 31, 2026						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$12,972	$18,514	$31,387	$24,372	$28,035	$118,941	$—	$—	$234,221
Non-performing	—	—	—	213	—	—	—	—	213
Total	$12,972	$18,514	$31,387	$24,585	$28,035	$118,941	$—	$—	$234,434
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$36,485	$107,580	$85,438	$68,105	$62,586	$185,929	$8,073	$637	$554,833
Special Mention	—	—	235	1,054	—	1,552	—	—	2,841
Substandard	—	—	—	—	90	—	—	—	90
Doubtful	—	—	—	—	—	—	—	—	—
Total	$36,485	$107,580	$85,673	$69,159	$62,676	$187,481	$8,073	$637	$557,764
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$7,635	$12,961	$12,252	$—	$—	$1,046	$700	$—	$34,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,120	—	—	1,120
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,635	$12,961	$12,252	$—	$—	$2,166	$700	$—	$35,714
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$196	$452	$1,052	$689	$1,484	$1,246	$25,110	$—	$30,229
Non-performing	—	—	—	81	—	—	—	—	81
Total	$196	$452	$1,052	$770	$1,484	$1,246	$25,110	$—	$30,310
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$1,200	$484	$1,053	$441	$1,897	$2,986	$11,678	$139	$19,878
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,200	$484	$1,053	$441	$1,897	$2,986	$11,678	$139	$19,878
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$200	$2	$16	$—	$16	$1,416	$192	$—	$1,842
Non-performing	—	—	—	—	—	—	—	—	—
Total	$200	$2	$16	$—	$16	$1,416	$192	$—	$1,842
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2025						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$18,873	$31,952	$36,663	$28,465	$23,556	$102,642	$—	$—	$242,151
Non-performing	—	—	213	90	—	—	—	—	303
Total	$18,873	$32,165	$36,663	$28,555	$23,556	$102,642	$—	$—	$242,454
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$111,456	$86,068	$70,546	$63,905	$54,060	$140,866	$6,110	$—	$533,011
Special Mention	—	—	—	91	—	111	—	—	202
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$111,456	$86,068	$70,546	$63,996	$54,060	$140,977	$6,110	$—	$533,213
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$10,037	$12,982	$3,405	$—	$—	$2,863	$—	$—	$29,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,037	$12,982	$3,405	$—	$—	$2,863	$—	$—	$29,287
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$492	$1,181	$1,271	$1,523	$265	$1,090	$25,808	$—	$31,630
Non-performing	—	—	148	—	—	—	—	—	148
Total	$492	$1,181	$1,419	$1,523	$265	$1,090	$25,808	$—	$31,778
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$669	$1,195	$465	$2,001	$1,061	$2,270	$12,240	$147	$20,048
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$669	$1,195	$465	$2,001	$1,061	$2,270	$12,240	$147	$20,048
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$464	$18	$—	$25	$—	$1,423	$189	$—	$2,119
Non-performing	—	—	—	—	—	—	—	—	—
Total	$464	$18	$—	$25	$—	$1,423	$189	$—	$2,119
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of March 31, 2026 and September 30, 2025. The following tables present the classes of the loan portfolio summarized by the aging categories of loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
March 31, 2026
One-to-four family residential	$230,796	$3,425	$—	$213	$234,434
Commercial real estate	543,245	14,284	235	—	557,764
Construction and land	34,594	1,120	—	—	35,714
Home equity lines of credit	30,163	—	66	81	30,310
Commercial business	19,187	691	—	—	19,878
Other	1,842	—	—	—	1,842
Total	$859,827	$19,520	$301	$294	$879,942

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
September 30, 2025
One-to four-family residential	$240,975	$1,016	$160	$303	$242,454
Commercial real estate	532,867	—	346	—	533,213
Construction and land	29,287	—	—	—	29,287
Home equity lines of credit	31,630	—	—	148	31,778
Commercial business	19,913	135	—	—	20,048
Other	2,119	—	—	—	2,119
Total	$856,791	$1,151	$506	$451	$858,899

There were two residential loans totaling $294 thousand that were in the process of foreclosure at March 31, 2026.

Individually Evaluated Loans

Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated by collateral type in the Company’s allowance for credit losses with the associated allowance amount, if applicable, as of March 31, 2026 and September 30, 2025:

	Unpaid
	Principal	Recorded	Allowance for
	Balance	Investment	Credit Losses
	(In thousands)
March 31, 2026
Real Estate Collateral:
One-to-four family residential	$213	$213	$—
Commercial real estate	510	510	—
Construction and land	1,120	1,120	532
Home loans and lines of credit	81	81	—
Total	$1,924	$1,924	$532

	Unpaid
	Principal	Recorded	Allowance for
	Balance	Investment	Credit Losses
	(In thousands)
September 30, 2025
Real Estate Collateral:
One-to-four family residential	$303	$303	$—
Home loans and lines of credit	148	148	—
Total	$451	$451	$—

Allowance for Credit Losses

An ACL is maintained to absorb losses from the loan portfolio. Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL. As loans individually evaluated for impairment are promptly written down to their fair value, typically there is no portion of the ACL for individually evaluated loans.

The following tables set forth the allocation of the Bank’s ACL by loan category at the dates indicated. The portion of the ACL allocated to each loan category does not represent the total available for future losses which may occur within the loan category as the total allowance for credit losses is a valuation allocation applicable to the entire loan portfolio. The Company generally charges off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due.

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2025	$838	$5,975	$754	$40	$742	$2	$(1)	$8,350
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	2	—	—	2
Provision (credit)	(152)	(249)	524	(8)	(42)	(2)	—	71
Balance- December 31, 2025	$686	$5,726	$1,278	$32	$702	$—	$(1)	$8,423
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	4	—	—	4
Provision (credit)	(17)	92	100	(1)	(3)	—	1	172
Balance- March 31, 2026	$669	$5,818	$1,378	$31	$703	$—	$—	$8,599

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2024	$755	$5,334	$624	$30	$805	$—	$—	$7,548
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	103	—	—	103
Provision (credit)	(1)	261	71	3	(125)	—	—	209
Balance- December 31, 2024	$754	$5,595	$695	$33	$783	$—	$—	$7,860
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	5	—	—	5
Provision (credit)	1	54	(169)	2	(17)	—	200	71
Balance- March 31, 2025	$755	$5,649	$526	$35	$771	$—	$200	$7,936

The Company’s ACL increased by $249 thousand to $8.6 million, or 0.98% of total loan receivable, during the six months ended March 31, 2026 from $8.4 million at September 30, 2025. Growth in loans receivable during the six months ended March 31, 2026 as well as an increase in specific reserves for individually evaluated loans resulted in additional provisions for credit losses according to current economic and business conditions.

During the six months ended March 31, 2026, there were no loans modified to borrowers experiencing financial difficulty.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	March 31,	September 30,
	2026	2025
	(In thousands)

Demand accounts	$133,738	$117,238
Savings accounts	57,253	54,424
NOW accounts	171,612	163,753
Money market accounts	277,818	268,944
Certificates of deposit	222,992	195,185
Retirement certificates	15,025	14,763
	$878,438	$814,307

Included in the Company’s deposits at March 31, 2026 were $63.2 million in brokered certificates of deposit and $24.0 million in certificates of deposit obtained through a national deposit listing service. Included in the Company’s deposits at September 30, 2025 were $57.3 million in brokered certificates of deposit and $20.4 million in certificates of deposit obtained through a national deposit listing service.

At March 31, 2026 and September 30, 2025, time deposits of $250 thousand or more totaled approximately $115.7 million and $94.8 million, respectively.

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of March 31, 2026, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties and was not significant to the total fair value. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at March 31, 2026 and September 30, 2025.

The following table presents summary information regarding these derivatives as of March 31, 2026 and September 30, 2025.

		Average	Weighted
	Notional	Maturity	Average	Weighted Average	Fair
	Amount	(Years)	Fixed Rate	Variable Rate	Value
	(Dollars in thousands)
March 31, 2026
Classified in Other Assets:
Customer interest rate swaps	$45,215	3.2	5.77%	1 Mo. SOFR + 2.66	$594
Total	$45,215	3.2	5.77%		$594

Classified in Other Liabilities:
3rd Party interest rate swaps	$45,215	3.2	5.77%	1 Mo. SOFR + 2.66	$594
Total	$45,215	3.2	5.77%		$594

September 30, 2025
Classified in Other Assets:
Customer interest rate swaps	$43,122	3.6	5.75%	1 Mo. SOFR + 2.66	$911
Total	$43,122	3.6	5.75%		$911

Classified in Other Liabilities:
3rd Party interest rate swaps	$43,122	3.6	5.75%	1 Mo. SOFR + 2.66	$911
Total	$43,122	3.6	5.75%		$911

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

	March 31,	September 30,
	2026	2025
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$870	$820
Unused lines of credit	85,313	80,867
Fixed rate loan commitments	2,791	3,395
Variable rate loan commitments	26,154	25,975
Total	$115,128	$111,057

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

Comparison of Financial Condition at March 31, 2026 and September 30, 2025

Total Assets. Total assets increased by $70.7 million, or 7.1%, to $1.068 billion at March 31, 2026 from $997.7 million at September 30, 2025. The increase was attributable to higher balances of cash and cash equivalents and loans receivable.

Interest Earning Deposits. Total cash and cash equivalents increased by $40.6 million, or 572.4% to $47.6 million at March 31, 2026 from $7.1 million at September 30, 2025 resulting from higher deposits, partially offset by higher loans receivable and investments.

Investment securities. Investment securities totaled $99.2 million at March 31, 2026, reflecting an increase of $10.7 million, or 12.1%, from $88.4 million at September 30, 2025. The increase resulted from purchases of mortgage-backed securities totaling $14.5 million, partially offset by payments from mortgage-backed securities totaling $3.8 million during the six months ended March 31, 2026. There was no credit losses recorded for the Company’s investment securities during the six months ended March 31, 2026.

Loans Receivable. Total loans receivable increased by $21.0 million, or 2.4%, to $879.9 million during the six months ended March 31, 2026 from $858.9 million at September 30, 2025. The increase in total loans receivable occurred in commercial real estate loans, which increased by $24.6 million, and in construction and land loans, which increased by $6.4 million. Partially offsetting these increases were one-to four-family residential real estate loans (including home equity lines of credit), which decreased by $9.5 million, commercial business loans, which decreased by $170 thousand and other loans, which decreased by $277 thousand.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of March 31, 2026 and September 30, 2025:

	March 31, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Owner-occupied
Retail	$42,061	7.5%	$43,440	8.1%
Hotel/Motel	74,874	13.4%	75,380	14.1%
Professional	36,362	6.5%	34,328	6.4%
Office	14,507	2.6%	17,563	3.3%
Restaurant	27,962	5.0%	23,409	4.4%
Other	46,891	8.4%	39,722	7.4%
Total owner-occupied	$242,657	43.5%	$233,842	43.9%
Non-owner occupied
Retail	$86,873	15.6%	$85,574	16.0%
Multi-family	96,233	17.3%	95,794	18.0%
Professional	22,372	4.0%	17,514	3.3%
Office	31,432	5.6%	36,053	6.8%
Restaurant	8,241	1.5%	7,943	1.5%
Hotel/Motel	2,503	0.4%	2,526	0.5%
Other	67,453	12.1%	53,967	10.1%
Total non-owner occupied	$315,107	56.5%	$299,371	56.1%
Total commercial real estate loans	$557,764	100.0%	$533,213	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons including, but not limited to, payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at March 31, 2026 and September 30, 2025:

	March 31, 2026		September 30, 2025
	Number of		Number of
LTV range	Loans	Amount	Loans	Amount
(Dollars in thousands)
0%-25.0%	142	$67,060	129	$54,594
25.01%-50.0%	133	176,520	129	163,280
50.01%-60.0%	80	104,630	79	114,311
60.01%-70.0%	112	154,681	109	147,882
70.01%-75.0%	29	43,863	24	33,244
75.01%-80.0%	5	11,011	8	17,856
> 80.0%	—	—	2	2,046
Total	501	$557,765	480	$533,213

As of March 31, 2026 and September 30, 2025, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital were estimated at approximately 275% and 267%, respectively. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Our asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of March 31, 2026 and September 30, 2025, we had no non-performing commercial real estate loans.

Total non-performing loans decreased by $157 thousand, or 34.8%, to $294 thousand at March 31, 2026 from $451 thousand at September 30, 2025. Non-performing loans consisted of one loan secured by one-to four family property and one home equity line of credit. The ratio of non-performing loans to total loans decreased to 0.03% at March 31, 2026 from to 0.05% at September 30, 2025.

Allowance for Credit Losses. The allowance for on-balance sheet credit losses increased by $249 thousand to $8.6 million, or 0.98% of total loans receivable during the six months ended March 31, 2026 compared with $8.4 million at September 30, 2025, while the reserve for off-balance sheet commitments increased to $235 thousand at March 31, 2026 from $198 thousand at September 30, 2025. The higher provision for credit losses resulted from growth in loans receivable as well as higher specific reserves on construction loans, partially offset by lower expected loss rates driven by improving economic conditions impacting residential and commercial real estate loans.

Deposits. Total deposits increased by $64.1 million, or 7.9%, to $878.4 million at March 31, 2026 compared with $814.3 million at September 30, 2025. The inflow in deposits occurred in certificates of deposit (including individual retirement accounts), which increased by $28.1 million, or 13.4%, to $238.0 million, in non-interest bearing checking accounts, which increased by $16.5 million, or 14.1%, to $133.7 million, in money market accounts, which increased by $8.9 million, or 3.3%, to $277.8 million, in interest-bearing checking accounts, which increased by $7.8 million, or 4.8%, to $171.6 million, and in savings accounts, which increased by $2.8 million, or 5.2%, to $57.3 million.

The Company implemented a digital marketing campaign focused on the Bank's primary market area, targeting prospective customers with a competitive rate on short term certificates of deposit. The campaign produced positive results and was a contributor to the increase in deposits during the six months ended March 31, 2026.

Stockholders’ Equity. Stockholders’ equity increased by $5.3 million, or 4.5%, to $124.1 million at March 31, 2026 from $118.8 million at September 30, 2025. The increase was due to the Company’s results from operations, partially offset by $0.18 in dividends paid and 10,925 shares repurchased during the six months ended March 31, 2026 at an average share price of $17.47. The Company’s book value per share increased to $19.19 at March 31, 2026 from $18.34 at September 30, 2025.

Average Balance Sheets for the Three and Six Months Ended March 31, 2026 and 2025

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and six months ended March 31, 2026 and 2025. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$53,065	$510	3.90%	$64,690	$671	4.21%
Loans receivable, net (1)	868,768	13,597	6.35%	803,428	12,133	6.12%
Securities
Taxable	93,518	767	3.33%	91,543	650	2.88%
Tax-exempt (2)	3,370	18	2.20%	3,370	18	2.20%
FHLBNY stock	3,379	65	7.82%	2,509	56	9.00%
Total interest-earning assets	1,022,100	14,957	5.93%	965,540	13,528	5.68%
Noninterest-earning assets	53,407			52,716
Total assets	$1,075,507			$1,018,256

Interest-bearing liabilities:
Savings accounts (3)	$56,370	96	0.69%	$54,443	97	0.72%
NOW accounts (4)	452,600	3,024	2.71%	510,430	3,768	2.99%
Time deposits (5)	237,094	2,204	3.77%	161,860	1,560	3.91%
Total interest-bearing deposits	746,064	5,324	2.89%	726,733	5,425	3.03%
Borrowings	49,055	397	3.28%	32,119	223	2.81%
Total interest-bearing liabilities	795,119	5,721	2.92%	758,852	5,648	3.02%
Noninterest-bearing liabilities	158,877			147,138
Total liabilities	953,996			905,990
Retained earnings	121,511			112,266
Total liabilities and retained earnings	$1,075,507			$1,018,256

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$9,232			$7,876
Interest rate spread			3.01%			2.66%
Net interest-earning assets	$226,981			$206,688
Net interest margin (6)			3.66%			3.31%
Average interest-earning assets to
average interest-bearing liabilities	128.55%			127.24%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Interest income and yield are calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

	Six Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$41,082	$782	3.82%	$48,698	$1,041	4.29%
Loans receivable, net (1)	862,458	27,121	6.31%	794,577	23,995	6.06%
Securities
Taxable	89,958	1,452	3.24%	91,680	1,253	2.74%
Tax-exempt (2)	3,370	36	2.17%	3,370	36	2.17%
FHLBNY stock	3,390	127	7.51%	2,451	110	9.02%
Total interest-earning assets	1,000,258	29,518	5.92%	940,776	26,435	5.64%
Noninterest-earning assets	51,446			53,361
Total assets	$1,051,704			$994,137

Interest-bearing liabilities:
Savings accounts (3)	$55,627	$197	0.71%	$53,936	$186	0.69%
NOW accounts (4)	444,676	6,093	2.75%	487,658	7,307	3.01%
Time deposits (5)	229,698	4,328	3.78%	161,851	3,184	3.94%
Total interest-bearing deposits	730,001	10,618	2.92%	703,445	10,677	3.04%
Borrowings	49,083	803	3.28%	30,823	431	2.80%
Total interest-bearing liabilities	779,084	11,421	2.94%	734,268	11,108	3.03%
Noninterest-bearing liabilities	147,838			145,177
Total liabilities	926,922			879,445
Retained earnings	124,782			114,692
Total liabilities and retained earnings	$1,051,704			$994,137

Tax-equivalent basis adjustment		(7)			(7)
Net interest and dividend income		$18,090			$15,320
Interest rate spread			2.98%			2.61%
Net interest-earning assets	$221,174			$206,508
Net interest margin (6)			3.63%			3.27%
Average interest-earning assets to
average interest-bearing liabilities	128.39%			128.12%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Interest income and yield are calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

Net Income. Net income increased by $349 thousand, or 13.0%, to $3.0 million for the three months ended March 31, 2026 compared with net income of $2.7 million for the three months ended March 31, 2025. The increase was due to higher net interest income, partially offset by higher provisions for credit loss, lower non-interest income and higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased by $1.4 million, or 17.2%, to $9.2 million for the three months ended March 31, 2026 from $7.9 million for the three months ended March 31, 2025. The increase was attributable to a 35-basis point increase in the Company’s net interest margin to 3.66% for the three months ended March 31, 2026 from 3.31% for the three months ended March 31, 2025, as well as a $56.6 million increase in the average balance of interest-earning assets between the periods.

Interest and Dividend Income. Interest and dividend income increased by $1.4 million, or 10.6%, to $14.9 million for the three months ended March 31, 2026 compared with $13.5 million for the three months ended March 31, 2025. The increase was attributable to a 25-basis point increase in the yield on interest earning assets to 5.93% for the three months ended March 31, 2026 from 5.68% for the three months ended March 31, 2025, as well as an increase in the average balance of net loans receivable between the periods.

The average balance of loans receivable, net of allowance for credit losses, increased by $65.3 million, or 8.1%, to $868.7 million during the three months ended March 31, 2026 from $803.4 million for the three months ended March 31, 2025, while the yield on loans receivable increased 23 basis points to 6.35% for the three months ended March 31, 2026 from 6.12% for the three months ended March 31, 2025. Contributing to the increase in yield on loans receivable are commercial term loan rates adjusting on their five-year anniversary to market rates that are significantly higher than they were five years ago.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, decreased by $45 thousand, or 3.4%, to $1.3 million for the three months ended March 31, 2026. The average balance of investment securities and interest-earning deposits decreased by $9.6 million, or 6.0%, to $150.0 million for the three months ended March 31, 2026 from $159.6 million for the three months ended March 31, 2025, while the average yield on such assets increased 11 basis points to 3.51% for the three months ended March 31, 2026 from 3.40% for the three months ended March 31, 2025.

Interest Expense. Interest expense increased by $73 thousand, or 1.3%, to $5.7 million for the three months ended March 31, 2026 from $5.6 million for the three months ended March 31, 2025. The average balance of interest-bearing liabilities increased by $36.3 million, or 4.8%, to $795.1 million for the three months ended March 31, 2026 from $758.9 million for the three months ended March 31, 2025, while the average cost on such interest-bearing liabilities decreased 10 basis points to 2.92% for the three months ended March 31, 2026 compared with 3.02% for the three months ended March 31, 2025. Lower short-term market interest rates were primarily responsible for the lower cost of the Company’s interest-bearing liabilities for the three months ended March 31, 2026.

The average balance of interest-bearing deposits increased $19.3 million, or 2.7%, to $746.0 million for the three months ended March 31, 2026 from $726.7 million for the three months ended March 31, 2025. The average cost of such deposits decreased 14 basis points to 2.89% from 3.03%, while the interest paid on interest-bearing deposits decreased $101 thousand to $5.3 million for the three months ended March 31, 2026 compared with $5.4 million for the three months ended March 31, 2025.

Interest expense on borrowings increased by $174 thousand, or 78.0%, to $397 thousand for the three months ended March 31, 2026 from $223 thousand for the three months ended March 31, 2025. The average balance of borrowings increased by $16.9 million, or 52.7%, to $49.0 million for the three months ended March 31, 2026 compared to $32.1 million for the three months ended March 31, 2025 while the average cost of the borrowings increased by 47 basis points to 3.28% from 2.81%, respectively.

Provision for Credit Losses. The provision for credit losses increased by $286 thousand, or 953.3%, to $256 thousand for the three months ended March 31, 2026 compared with a $30 thousand net recovery for the three months ended March 31, 2025. The higher provision for credit losses resulted from higher commercial real estate and construction loan balances, which generally require higher provisions for credit loss, that more than offset contraction in the Company’s residential mortgage loan portfolio.

The Company recorded $3 thousand in net loan recoveries during the three months ended March 31, 2026 compared with $5 thousand in net loan recoveries during the three months ended March 31, 2025.

Other Income. Other income decreased by $411 thousand, or 32.4%, to $857 thousand during the three months ended March 31, 2026 compared to $1.3 million for the three months ended March 31, 2025 from lower gains on the sale of loans and lower service charge income.

The Company recorded lower gains from the sale of Small Business Administration 7(a) loans, which decreased by $343 thousand to $269 thousand for the three months ended March 31, 2026 from $612 thousand for the three months ended March 31, 2025. Contributing to the lower gains were fewer loans sold as well as lower premiums on the sales of loans. The Company sold $2.8 million in loans during the three months ended March 31, 2026 compared with sales totaling $6.5 million for the three months ended March 31, 2025.

Also contributing to the decline in other income was a $93 thousand decline in service charges, which included commercial loan prepayment charges and late fees. The Company recorded $196 thousand in prepayment and late fees during the three months ended March 31, 2026 compared with $260 thousand for the three months ended March 31, 2025. Commercial loan prepayment penalties are highly unpredictable in both amount and timing, as they are dependent upon our borrower’s ability and intent to repay their loan before its scheduled rate reset date or maturity date, whichever occurs sooner. Late fees on commercial loans are also highly unpredictable in amount and timing, as they accumulate until paid, which may occur when a loan is repaid in full.

Other Expenses. Other expenses increased by $167 thousand, or 3.1%, to $5.6 million for the three months ended March 31, 2026 compared to $5.4 million for the three months ended March 31, 2025 from higher compensation, employee benefit and data processing expenses.

The increase in total other expenses was primarily attributable to higher compensation and benefit expense, which increased by $137 thousand, or 4.2%, to $3.4 million, due to higher medical benefits and incentive accruals as well as annual merit increases. Data processing expenses increased by $40 thousand, or 32.8%, to $162 thousand for the three months ended March 31, 2026 from $122 thousand for the three months ended March 31, 2025. The increase was attributable to the use of expiring flex credits from the Company’s core service provider during the three months ended March 31, 2025.

Income Tax Expense. The Company recorded income tax expense of $1.2 million on pre-tax income of $4.3 million for the three months ended March 31, 2026, compared with $1.1 million on pre-tax income of $3.8 million for the three months ended March 31, 2025. The increase was driven by higher pre-tax income during the three months ended March 31, 2026. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was 29.0%.

Comparison of Operating Results for the Six Months Ended March 31, 2026 and 2025

Net Income. Net income increased by $1.4 million, or 29.4%, to $6.2 million during the six months period ended March 31, 2026 compared with $4.8 million for the six months period ended March 31, 2025. The increase was due to higher net interest income, partially offset by higher provisions for credit loss, lower other income, and higher other expenses.

Net Interest and Dividend Income. Net interest and dividend income increased by $2.8 million, or 18.1%, to $18.1 million for the six months ended March 31, 2026 from $15.3 million for the six months ended March 31, 2025. The increase was attributable to a $59.5 million, or 6.3%, increase in the average balance of interest earning assets between the periods as well as a 36 basis points increase in the Company’s net interest margin to 3.63% for the six months ended March 31, 2026 from 3.27% for the six months ended March 31, 2025.

Interest and Dividend Income. Interest and dividend income increased by $3.1 million, or 11.7%, to $29.5 million for the six months ended March 31, 2026 from $26.4 million for the six months ended March 31, 2025. The increase was attributable to a 28 basis points increase in the yield on interest earning assets to 5.92% for the six months ended March 31, 2026 from 5.64% for the six months ended March 31, 2025, as well as an increase in the average balance of net loans receivable.

The average balance of loans receivable, net of allowance for credit losses, increased by $67.9 million, or 8.5%, to $862.5 million during the six months ended March 31, 2026 from $794.6 million during the six months ended March 31, 2025, while the yield on loans receivable increased 25 basis points to 6.31% for the six months ended March 31, 2026 from 6.06% for the six months ended March 31, 2025. The higher average balance and yield accounted for a $3.1 million, or 13.0%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, decreased by $60 thousand, or 2.6%, to $2.26 million for the six months ended March 31, 2026 from $2.32 million for the six months ended March 31, 2025. The average balance of investment securities and interest-earning deposits decreased by $9.3 million, or 6.5%, to $134.4 million for the six months ended March 31, 2026 from $143.7 million for the six months ended March 31, 2025. Partially offsetting this decrease was a 14 basis point increase in the yield of such assets to 3.39% for the six months ended March 31, 2026 from 3.25% for the six months ended March 31, 2025.

Interest Expense. Interest expense increased by $313 thousand, or 2.8%, to $11.4 million for the six months ended March 31, 2026 compared with $11.1 million for the six months ended March 31, 2025. The average balance of interest-bearing liabilities increased by $44.8 million, or 6.1%, to $779.1 million from $734.3 million, while the cost of interest-bearing liabilities decreased nine basis points to 2.94% for the six months ended March 31, 2026 compared with 3.03% for the six months ended March 31, 2025.

The average balance of interest-bearing deposits increased by $26.6 million, or 3.8%, to $730.0 million for the six months ended March 31, 2026 from $703.4 million for the six months ended March 31, 2025, while the average cost of such deposits decreased 12 basis points to 2.92% from 3.04%. As a result, interest paid on interest-bearing deposits decreased by $59 thousand, or 0.6%, to $10.6 million for the six months ended March 31, 2026 from $10.7 million for the six months ended March 31, 2025.

Interest expense on borrowings increased by $372 thousand, or 86.3%, to $803 thousand for the six months ended March 31, 2026 from $431 thousand for the six months ended March 31, 2025. The cost of borrowings increased 48 basis points to 3.28% for the six months ended March 31, 2026 compared with 2.80% for the six months ended March 31, 2025, while the average balance of borrowings increased by $18.3 million, or 59.2%, to $49.1 million for the six months ended March 31, 2026 from $30.8 million for the six months ended March 31, 2025.

Provision for Credit Losses. The provision for credit losses increased by $209 thousand, or 294.4%, to $280 thousand for the six months ended March 31, 2026 compared with $71 thousand for the six months ended March 31, 2025. The higher provision for credit losses resulted from higher specific reserves on construction loans, partially offset by lower expected loss rates driven by improving economic conditions impacting residential and commercial real estate loans.

The Company recorded $6 thousand in net loan recoveries during the six months ended March 31, 2026 compared with $108 thousand in net loan recoveries during the six months ended March 31, 2025.

Other Income. Other income decreased by $606 thousand, or 27.2%, to $1.6 million during the six months ended March 31, 2026 compared to $2.2 million for the six months ended March 31, 2025 from lower gains on the sale of Small Business Administration and other real estate owned loans.

The Company recorded lower gains from the sale of Small Business Administration 7(a) and other real estate owned loans, which decreased $321 thousand and $237 thousand, respectively. Contributing to the lower gains were fewer loans sold as well as lower premiums on the sales of loans. The Company sold $6.2 million Small Business Administration loans during the six months ended March 31, 2026 compared with sales totaling $9.8 million for the six months ended March 31, 2025. The Company recorded a loss of $13 thousand on the sale of other real estate owned for the six months ended March 31, 2026 compared with a $224 thousand gain for the six months ended March 31, 2025.

Also contributing to the decline in other income was an $84 thousand decline in service charges, The Company recorded $93 thousand in late fees during the six months ended March 31, 2026 compared with $164 thousand for the six months ended March 31, 2025.

Other Expenses. Other expenses increased by $76 thousand, or 0.7%, to $10.9 million during the six months ended March 31, 2026 from $10.8 million during the six months ended March 31, 2025 from higher compensation, employee benefit and data processing expenses.

The increase in total other expenses was primarily attributable to higher compensation and benefit expense, which increased by $225 thousand, or 3.6%, to $3.4 million, due to higher medical benefits and incentive accruals as well as annual merit increases. Data processing expenses increased by $106 thousand, or 49.8%, to $319 thousand for the six months ended March 31, 2026 from $213 thousand for the six months ended March 31, 2025 from the use of expiring flex credits for the Bank’s core service provider during the six months ended March 31, 2025.

Partially offsetting these increases was a $178 thousand, or 9.7%, decrease in occupancy expenses to $1.7 million for the six months ended March 31, 2026 from $1.8 million for the six months ended March 31, 2025. Rent and the depreciation of leasehold improvements decreased by $226 thousand between periods from the closure of the Bank’s Bridgewater retail office and subsequent opening of its Martinsville retail office. Partially offsetting these savings were higher ice and snow removal expenses, which increased by $38 thousand between periods.

Income Tax Expense. The Company recorded tax expense of $2.4 million on pre-tax income of $8.5 million for the six months ended March 31, 2026, compared to $1.9 million on pre-tax income of $6.7 million for the six months ended March 31, 2025. The increase in income tax expense was driven by higher pre-tax income during the six months ended March 31, 2026. The Company’s effective tax rate for the six months ended March 31, 2026 was 27.8% compared with 28.5% for the six months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at March 31, 2026, we had an aggregate net borrowing capacity of $168.1 million. We also had the ability to borrow $110.5 million from the FRBNY at March 31, 2026 compared with $109.6 million at September 30, 2025. The Company did not have any borrowings outstanding with the FRBNY at March 31, 2026 and September 30, 2025. There has been no material adverse change during the six months ended March 31, 2026 in the ability of the Company and its subsidiaries to fund their operations.

At March 31, 2026, the Company had commitments outstanding under letters of credit totaling $870 thousand, commitments to originate loans totaling $28.9 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $85.3 million. There has been no material change during the six months ended March 31, 2026 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At March 31, 2026, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 11.15%, and total qualifying capital as a percentage of risk-weighted assets was 15.86%.

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

There has been no change in the Company's internal control over financial reporting during the six months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the U.S. Securities and Exchange Commission on December 19, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	On May 22, 2025 the Company announced the authorization of its fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 323,547 shares. The Company’s intended use of the repurchased shares is for general corporate purposes. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The Company repurchased 30,925 shares of its common stock under this plan at March 31, 2026. At March 31, 2026, the Company held 628,722 shares in treasury that were repurchased at an average price of $12.77.

The following table reports information regarding repurchases of our common stock during the current quarter ended March 31, 2026.

			Total Number of	Remaining Number
	Total Number	Average	Shares Repurchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	be Purchased Under
Periods	Purchased	Per Share	Announced Programs	the Current Program
January 1, 2026 through January 31, 2026	—	$—	22,037	301,510
February 1, 2026 through February 28, 2026	2,587	$18.00	24,624	298,923
March 1, 2026 through March 31, 2026	6,301	$17.45	30,925	292,622

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a.)	Not applicable.

b.)	During the three months ended March 31, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: May 13, 2026	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: May 13, 2026	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer