Form 10-Q
period 2026-06-30
Magyar Bancorp, Inc.
filed 2026-08-13
CIK 1337068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51726

Magyar Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4154978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Somerset Street, New Brunswick, New Jersey	08901
(Address of Principal Executive Office)	(Zip Code)

(732) 342-7600

(Registrant Telephone Number including area code)

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

Yes ☐ No ☑

The number of shares outstanding of the issuer's common stock at August 1, 2026 was 6,455,383

MAGYAR BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 30,	September 30,
	2026	2025
Assets	(Unaudited)
Cash and due from banks	$2,034	$1,430
Interest earning deposits with banks	9,437	5,656
Total cash and cash equivalents	11,471	7,086
Investment securities - available for sale, at fair value	37,380	21,182
Investment securities - held to maturity, at amortized cost (fair value of $60,924 and $61,160 at June 30, 2026 and September 30, 2025, respectively)	66,923	67,266
Federal Home Loan Bank of New York stock, at cost	3,463	3,399
Loans receivable	888,244	857,353
Allowance for credit losses-loans	(8,487)	(8,350)
Bank owned life insurance	19,543	19,037
Accrued interest receivable	5,759	5,798
Premises and equipment, net	12,334	12,182
Other real estate owned ("OREO")	—	2,167
Other assets	11,870	10,540
Total assets	$1,048,500	$997,660

Liabilities and Stockholders' Equity
Liabilities
Deposits	$853,869	$814,307
Escrowed funds	4,879	4,209
Borrowings	49,054	49,054
Accrued interest payable	1,483	969
Accounts payable and other liabilities	12,591	10,279
Total liabilities	921,876	878,818
Stockholders' equity
Preferred stock: $.01 Par Value, 500,000 shares authorized; at June 30, 2026 and September 30, 2025, none issued	—	—
Common stock: $.01 Par Value, 14,000,000 shares authorized; 7,097,825 shares issued; 6,457,203 and 6,480,028 shares outstanding at June 30, 2026 and September 30, 2025, respectively, at cost	71	71
Additional paid-in capital	63,967	63,421
Treasury stock: 640,622 and 617,797 shares at June 30, 2026 and September 30, 2025, respectively, at cost	(8,256)	(7,840)
Unearned Employee Stock Ownership Plan shares	(2,788)	(2,868)
Retained earnings	74,073	66,581
Accumulated other comprehensive loss	(443)	(523)
Total stockholders' equity	126,624	118,842
Total liabilities and stockholders' equity	$1,048,500	$997,660

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)
Interest and dividend income
Loans, including fees	$13,847	$12,608	$40,968	$36,603
Investment securities and interest earning deposits
Taxable	1,329	1,317	3,562	3,611
Tax-exempt	14	14	43	43
Federal Home Loan Bank of New York stock	62	49	189	160
Total interest and dividend income	15,252	13,988	44,762	40,417
Interest expense
Deposits	5,432	5,548	16,050	16,226
Borrowings	401	262	1,204	693
Total interest expense	5,833	5,810	17,254	16,919
Net interest and dividend income	9,419	8,178	27,508	23,498
Provision for credit losses- loans	184	120	426	399
Provision (recovery) for credit losses- unfunded commitments	167	(19)	204	(227)
Total provision for credit losses	351	101	630	172
Net interest and dividend income after provision (recovery) for credit losses	9,068	8,077	26,878	23,326
Other income
Service charges	258	340	981	1,147
Income on bank owned life insurance	170	172	506	501
Interest rate swap fees	78	110	109	110
Other operating income	8	8	23	25
Gains on SBA loans	303	—	830	848
Net gains on OREO	—	6	—	229
Total other income	817	636	2,449	2,860
Other expenses
Compensation and employee benefits	3,360	3,104	9,890	9,411
Occupancy expenses	837	800	2,499	2,640
Professional fees	134	194	481	592
Director fees and benefits	190	186	593	553
Data processing expenses	157	120	476	333
Marketing and business development	132	114	368	362
FDIC deposit insurance premiums	121	115	356	338
Other expenses	601	606	1,766	1,818
Total other expenses	5,532	5,239	16,429	16,047
Income before income tax expense	4,353	3,474	12,898	10,139
Income tax expense	1,260	1,004	3,639	2,904
Net income	$3,093	$2,470	$9,259	$7,235

Earnings per share - basic	$0.50	$0.40	$1.49	$1.16
Earnings per share - diluted	$0.49	$0.40	$1.47	$1.16
Weighted average shares outstanding - basic	6,216,821	6,217,639	6,217,377	6,224,253
Weighted average shares outstanding - diluted	6,287,533	6,232,247	6,285,508	6,232,173

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)
Net income	$3,093	$2,470	$9,259	$7,235
Other comprehensive income
Unrealized gain on securities available for sale	37	115	106	141
Deferred income tax effect	(9)	(28)	(26)	(35)
Total other comprehensive income	$28	$87	$80	$106
Total comprehensive income	$3,121	$2,557	$9,339	$7,341

The accompanying notes are an integral part of these consolidated financial statements.

 MAGYAR BANCORP, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders' Equity

 For the Three and Nine Months Ended June 30, 2026 and 2025

 (In Thousands, Except for Share and Per-Share Amounts)

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2025	6,480,028	$71	$63,421	$(7,840)	$(2,868)	$66,581	$(523)	$118,842
Net income	—	—	—	—	—	3,136	—	3,136
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(502)	—	(502)
Other comprehensive income	—	—	—	—	—	—	98	98
ESOP shares allocated	—	—	27	—	26	—	—	53
Purchase of treasury stock	(2,037)	—	—	(34)	—	—	—	(34)
Stock-based compensation expense	—	—	155	—	—	—	—	155
Balance, December 31, 2025	6,477,991	$71	$63,603	$(7,874)	$(2,842)	$69,214	$(425)	$121,748
Net income	—	—	—	—	—	3,029	—	3,030
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(628)	—	(628)
Other comprehensive loss	—	—	—	—	—	—	(46)	(46)
ESOP shares allocated	—	—	27	—	27	—	—	54
Purchase of treasury stock	(8,888)	—	—	(157)	—	—	—	(157)
Stock-based compensation expense	—	—	155	—	—	—	—	155
Balance, March 31, 2026	6,469,103	$71	$63,785	$(8,031)	$(2,815)	$71,615	$(471)	$124,156
Net income	—	—	—	—	—	3,093	—	3,093
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(635)	—	(635)
Other comprehensive income	—	—	—	—	—	—	28	28
Treasury stock used for exercised stock options	3,000	—	—	38	—	—	—	38
ESOP shares allocated	—	—	27	—	27	—	—	54
Purchase of treasury stock	(14,900)	—	—	(263)	—	—	—	(263)
Stock-based compensation expense	—	—	155	—	—	—	—	155
Balance, June 30, 2026	6,457,203	$71	$63,967	$(8,256)	$(2,788)	$74,073	$(443)	$126,624

							Accumulated
	Common Stock		Additional		Unearned		Other
	Shares	Par	Paid-In	Treasury	ESOP	Retained	Comprehensive
	Outstanding	Value	Capital	Stock	Shares	Earnings	Loss	Total
	(Unaudited)
Balance, September 30, 2024	6,509,358	$71	$63,085	$(7,364)	$(2,972)	$58,644	$(916)	$110,548
Net income	—	—	—	—	—	2,085	—	2,085
Dividends paid on common stock ($0.09 per share)	—	—	—	—	—	(569)	—	(569)
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
Treasury stock used for exercised stock options	2,000	—	—	24	—	—	—	24
ESOP shares allocated	—	—	17	—	26	—	—	43
Purchase of treasury stock	(31,737)	—	—	(437)	—	—	—	(437)
Stock-based compensation expense	—	—	161	—	—	—	—	161
Balance, December 31, 2024	6,479,621	$71	$63,263	$(7,777)	$(2,946)	$60,160	$(1,095)	$111,676
Net income	—	—	—	—	—	2,681	—	2,681
Dividends paid on common stock ($0.06 per share)	—	—	—	—	—	(375)	—	(375)
Other comprehensive income	—	—	—	—	—	—	198	198
ESOP shares allocated	—	—	18	—	26	—	—	44
Purchase of treasury stock	(5,749)	—	—	(83)	—	—	—	(83)
Stock-based compensation expense	—	—	149	—	—	—	—	149
Balance, March 31, 2025	6,473,872	$71	$63,430	$(7,860)	$(2,920)	$62,466	$(897)	$114,290
Net income	—	—	—	—	—	2,470	—	2,470
Dividends paid on common stock ($0.06 per share)	—	—	—	—	—	(378)	—	(378)
Other comprehensive income	—	—	—	—	—	—	87	87
ESOP shares allocated	—	—	21	—	26	—	—	47
Purchase of treasury stock	(22,924)	—	—	(349)	—	—	—	(349)
Stock-based compensation expense	—	—	156	—	—	—	—	156
Balance, June 30, 2025	6,450,948	$71	$63,607	$(8,209)	$(2,894)	$64,558	$(810)	$116,323

The accompanying notes are an integral part of these consolidated financial statements.

MAGYAR BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	June 30,
	2026	2025
	(Unaudited)
Operating activities
Net income	$9,259	$7,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	644	710
Discount on investment securities, net	(67)	(6)
Provision for credit losses	630	172
Provision for loss on other real estate owned	—	58
Originations of SBA loans held for sale	(8,893)	(8,941)
Proceeds from the sales of SBA loans	9,722	9,790
Gains on sale of SBA loans	(830)	(848)
Loss (gain) on the sales of other real estate owned	14	(287)
ESOP compensation expense	161	134
Stock-based compensation expense	465	466
Deferred income tax benefit	(185)	(229)
Decrease (increase) in accrued interest receivable	39	(318)
Income on bank owned life insurance	(506)	(501)
(Increase) decrease in other assets	(1,149)	1,393
Increase (decrease) in accrued interest payable	514	(143)
Increase (decrease) in accounts payable and other liabilities	2,312	(1,142)
Net cash provided by operating activities	12,130	7,543

Investing activities
Net increase in loans receivable	(31,385)	(63,490)
Purchases of investment securities held-to-maturity	(3,179)	(2,446)
Purchases of investment securities available-for-sale	(18,695)	(6,915)
Proceeds from maturities of investment securities held-to-maturity	—	8,500
Principal repayments on investment securities held-to-maturity	3,548	4,232
Principal repayments on investment securities available-for-sale	2,644	1,084
Redemption of bank owned life insurance	—	3,245
Purchases of premises and equipment, net	(795)	(522)
Proceeds from the sale of other real estate owned	2,131	1,788
Purchase of Federal Home Loan Bank stock	(150)	(545)
Redemption of Federal Home Loan Bank stock	86	68
Net cash used in investing activities	(45,795)	(55,001)
Financing activities
Net increase in deposits	39,562	23,288
Net increase in escrowed funds	670	306
Proceeds from long-term advances	—	8,986
Repayments of long-term advances	—	(1,500)
Proceeds from exercise of stock options	38	24
Dividends paid on common stock	(1,766)	(1,322)
Purchase of treasury stock	(454)	(869)
Net cash provided by financing activities	38,050	28,913
Net increase in cash and cash equivalents	4,385	(18,545)
Cash and cash equivalents, beginning of period	7,086	25,596

Cash and cash equivalents, end of period	$11,471	$7,051
Supplemental disclosures of cash flow information
Cash paid for
Interest	$16,740	$17,062
Income taxes	$2,800	$3,925
Non-cash operating activities
Initial recognition of lease liability and right-of-use asset	$175	$—
Change in fair value of swap asset/liability	$(226)	$(428)

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

Operating results for the nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026 or for any other period. The September 30, 2025 information has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

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

The Company has evaluated events and transactions occurring after the balance sheet date of June 30, 2026 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

On December 14, 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (October 1, 2025 for the Company) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. ASU 2023-09 will affect the Company’s annual reporting for its fiscal year ending September 30, 2026.

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

NOTE D - EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2026 and 2025. Basic and diluted earnings per share were calculated by dividing net income by the weighted average number of shares outstanding for the periods.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)

Income applicable to common shares	$3,093	$2,470	$9,259	$7,235
Weighted average shares outstanding - basic	6,216,821	6,217,639	6,217,377	6,224,253
Weighted average shares outstanding - diluted	6,287,533	6,232,247	6,285,508	6,232,173
Earnings per share - basic	$0.50	$0.40	$1.49	$1.16
Earnings per share - diluted	$0.49	$0.40	$1.47	$1.16

Options to purchase 282,200 shares of common stock at a weighted average strike price of $12.58 and 58,160 shares of restricted shares at a weighted average price of $12.62 were outstanding at June 30, 2026 and included in the calculation of diluted earnings per share. Options to purchase 281,200 shares of common stock at a weighted average strike price of $12.58 and 87,240 shares of restricted shares at a weighted average price of $12.62 were outstanding at June 30, 2025 and included in the calculation of diluted earnings per share.

Options and restricted shares were not anti-dilutive at June 30, 2026 and 2025.

NOTE E – OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. The Company recorded no reclassification adjustments during the three and nine months ended June 30, 2026 and 2025. The components of other comprehensive income and the related income tax effects are as follows:

	Three Months Ended June 30,
	2026			2025
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense (1)	Amount	Amount	Expense (1)	Amount
	(In thousands)
Unrealized holding gain arising during period on:
Available-for-sale investments	$37	$(9)	$28	$115	$(28)	$87
Other comprehensive income, net	$37	$(9)	$28	$115	$(28)	87

(1) Related income tax expense or benefit calculated using an income tax rate approximating 25% for available-for-sale investments

	Nine Months Ended June 30,
	2026			2025
			Net of			Net of
	Before Tax	Tax	Tax	Before Tax	Tax	Tax
	Amount	Expense (1)	Amount	Amount	Expense (1)	Amount
	(In thousands)
Unrealized holding gain arising during period on:
Available-for-sale investments	$106	$(26)	$80	$141	$(35)	$106
Other comprehensive income, net	$106	$(26)	$80	$141	$(35)	106

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

	Total	Level 1	Level 2	Level 3
June 30, 2026	(In thousands)
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$5,541	$—	$5,541	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	24,951	—	24,951	—
Corporate securities	6,888	—	6,888	—
Total securities available for sale	$37,380	$—	$37,380	$—
Derivative assets	685	—	685	—
Total assets	$38,065	$—	$38,065	$—
Derivative liabilities	$685	$—	$685	$—
Total liabilities	$685	$—	$685	$—

	Total	Level 1	Level 2	Level 3
September 30, 2025	(In thousands)
Assets:
Securities available for sale:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$82	$—	$82	$—
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	14,313	—	14,313	—
Corporate securities	6,787	—	6,787	—
Total securities available for sale	$21,182	$—	$21,182	$—
Derivative assets	911	—	911	—
Total assets	$22,093	$—	$22,093	$—
Derivative liabilities	$911	$—	$911	$—
Total Liabilities	$911	$—	$911	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Individually Evaluated Loans

The Company has six individually evaluated loans at June 30, 2026. Based on current information, management determined that the Company may not be able to collect all amounts due according to the loan contract. The allowance for these individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At June 30, 2026, the allowance for the individually evaluated loans was $232 thousand. There was no allowance for the individually evaluated loans at September 30, 2025.

Other Real Estate Owned

Other real estate owned is measured and reported at fair value less selling costs based on the fair value of the underlying collateral.

The following tables provide the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a non-recurring basis at June 30, 2026 and September 30, 2025.

	Total	Level 1	Level 2	Level 3
June 30, 2026	(In thousands)
Individually evaluated loans	$820	$—	$—	$820
Total	$820	$—	$—	$820

	Total	Level 1	Level 2	Level 3
September 30, 2025	(In thousands)
Other real estate owned	$2,167	$—	$—	$2,167
Total	$2,167	$—	$—	$2,167

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
June 30, 2026	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Individually evaluated loans	$820	Appraisal of collateral	Appraisal adjustments (2)	-0.8% to -0.8% (-0.8%)

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)

	Fair Value	Valuation
September 30, 2025	Estimate	Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$2,167	Appraisal	Liquidation expenses (1)	-1.5% to -1.5% (-1.5%)

(1)	Fair value is generally determined through independent appraisals for the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of June 30, 2026 and September 30, 2025.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest-bearing demand, NOW, and money market savings deposits, the carrying amount is a reasonable estimate of fair value due to these products being payable on demand and having no stated maturity. The Company’s bank-owned life insurance is not a marketable asset and may generally only be redeemed with the insurance company and, therefore, is not included in the table below.

	Carrying	Fair	Fair Value Measurement Placement
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2026
Financial instruments - assets
Investment securities held to maturity	$66,923	$60,924	$—	$60,924	$—
Loan receivable net allowance for credit losses	879,757	889,267	—	—	889,267
Financial instruments - liabilities
Certificates of deposit including retirement certificates	236,210	234,927	—	234,927	—
Borrowings	49,054	48,488	—	48,488	—

September 30, 2025
Financial instruments - assets
Investment securities held to maturity	$67,266	$61,160	$—	$61,160	$—
Loan receivable net allowance for credit losses	849,003	855,377	—	—	855,377
Financial instruments - liabilities
Certificates of deposit including retirement certificates	209,948	210,168	—	210,168	—
Borrowings	49,054	48,576	—	48,576	—

NOTE G – LEASES

On October 7, 2025, the Bank entered into a lease agreement to rent a retail office space at 976 Inman Avenue, Edison, New Jersey to increase its presence in Middlesex County. The initial term of the lease is for five years, ending on May 31, 2031 and includes the option for one additional term of five years. In accordance with ASC 842, “Leases”, a lease liability and right-of-use asset in the amount of $175 thousand was recognized within accounts payable and other liabilities and other assets, respectively, on our Consolidated Balance Sheets during the nine months ended June 30, 2026. The discount rate used to determine the lease liability was 3.93% and derived from the Federal Home Loan Bank of New York advance rate for the same term.

The following table presents the balance sheet information related to our leases:

	June 30,	September 30,
	2026	2025
	(Dollars in thousands)

Operating lease right-of-use asset	$1,918	$1,754
Operating lease liabilities	$2,058	$1,913
Weighted average remaining lease term in years	4.3	5.4
Weighted average discount rate	2.7%	2.4%

Total rental expense, included in occupancy expense, was approximately $452 thousand and $605 thousand for the nine months ended June 30, 2026 and 2025, respectively.

NOTE H - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair values of securities classified as available-for-sale and held-to-maturity at June 30, 2026:

	June 30, 2026
		Gross	Gross	Allowance for
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government agencies:
Mortgage backed securities - residential	$5,539	$11	$(9)	$—	$5,541
Obligations of U.S. government-sponsored enterprises:
Mortgage-backed securities-residential	25,968	59	(1,076)	—	24,951
Corporate securities	6,500	388	—	—	6,888
Total securities available-for-sale	$38,007	$458	$(1,085)	$—	$37,380
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,520	$—	$(733)	$—	$6,787
Mortgage-backed securities - commercial	3,620	20	(11)	—	3,629
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,825	7	(4,595)	—	35,237
Debt securities	9,464	—	(381)	—	9,083
Private label mortgage-backed securities - residential	77	—	(1)	—	76
Obligations of state and political subdivisions	3,417	3	(262)	—	3,158
Corporate securities	3,000	—	(46)	—	2,954
Total securities held-to-maturity	$66,923	$30	$(6,029)	$—	$60,924
Total investment securities	$104,930	$488	$(7,114)	$—	$98,304

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

The Company monitors the credit quality of held-to-maturity debt securities, primarily through their credit ratings by nationally recognized statistical ratings organizations, on a quarterly basis. At June 30, 2026 and September 30, 2025, there were no non-performing held-to-maturity debt securities and no allowance for credit losses was deemed required. The majority of the investment securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Company. The following tables summarize the amortized cost of held-to-maturity debt securities at June 30, 2026 and September 30, 2025, aggregated by credit quality indicator:

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
June 30, 2026	(In thousands)
Securities held-to-maturity:
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	$7,520	$—	$—
Mortgage-backed securities - commercial	3,620	—	—
Obligations of U.S. government-sponsored enterprises:
Mortgage backed securities - residential	39,825	—	—
Debt securities	9,464	—	—
Private label mortgage-backed securities - residential	77	—	—
Obligations of state and political subdivisions	3,417	—	—
Corporate securities	—	3,000	—
Totals	$63,923	$3,000	$—

	Credit Rating at Amortized Cost
	AAA/AA/A	BBB/BB/B	Non-rated
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

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities available-for-sale at June 30, 2026 are summarized in the following table:

	June 30, 2026
	Amortized	Fair
	Cost	Value
Securities available-for-sale	(In thousands)
Debt securities:
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	6,500	6,888
Due after 10 years	—	—
Total debt securities	6,500	6,888

Mortgage-backed securities:
Residential	31,507	30,492
Commercial	—	—
Total mortgage-backed securities	31,507	30,492
Total securities available-for-sale	$38,007	$37,380

The contractual maturities of debt securities, municipal bonds and certain information regarding mortgage-backed securities held-to-maturity at June 30, 2026 are summarized in the following table:

	June 30, 2026
	Amortized	Fair
	Cost	Value
Securities held-to-maturity	(In thousands)
Debt securities:
Due within 1 year	$1,500	$1,497
Due after 1 but within 5 years	13,273	12,720
Due after 5 but within 10 years	1,108	978
Due after 10 years	—	—
Total debt securities	15,881	15,195

Mortgage backed securities:
Residential	47,422	42,100
Commercial	3,620	3,629
Total mortgage-backed securities	51,042	45,729
Total securities held-to-maturity	$66,923	$60,924

As of June 30, 2026 and September 30, 2025, investment securities having a carrying amount of approximately $9.9 million and $10.9 million, respectively, were pledged to secure public deposits.

NOTE I – UNREALIZED LOSSES ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company recognizes an allowance for credit losses (“ACL”) on debt securities in earnings through a provision for credit losses while non credit-related impairment on debt securities not expected to be sold is recognized in other comprehensive income.

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

Investment securities with fair values greater than their amortized cost contain unrealized gains. Investment securities with fair values less than their amortized cost contain unrealized losses. Details of available-for-sale securities with unrealized losses at June 30, 2026 and September 30, 2025 are summarized in the following tables:

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
June 30, 2026
Securities available-for-sale
Obligations of U.S. government agencies:
Mortgage-backed securities - residential	1	$—	$—	$74	$(9)	$74	$(9)
Obligations of U.S. government-sponsored enterprises
Mortgage-backed securities - residential	11	10,741	(78)	6,265	(998)	17,006	(1,076)
Total	12	$10,741	$(78)	$6,339	$(1,007)	$17,080	$(1,085)

		Less Than 12 Months		12 Months Or Greater		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
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

NOTE J – LOANS RECEIVABLE, NET AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net was comprised of the following:

	June 30,	September 30,
	2026	2025
	(In thousands)

One-to-four family residential	$234,694	$242,454
Commercial real estate	589,809	533,213
Construction and land	13,573	29,287
Home equity loans and lines of credit	31,170	31,778
Commercial business	18,842	20,048
Other	1,924	2,119
Total loans receivable	890,012	858,899
Net deferred loan fees	(1,768)	(1,546)
Total loans receivable, net	$888,244	$857,353

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

Management uses a ten-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first nine categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard with the added characteristic that collection or liquidation in full, based on current conditions and facts, is highly improbable. All loans greater than three months past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following tables present the classes of the loan portfolio by origination year summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful for loans subject to the Company’s internal risk rating system and by performing status for all other loans as of June 30, 2026 and September 30, 2025:

	June 30, 2026						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$17,272	$17,949	$31,246	$23,494	$27,802	$113,949	$—	$2,769	$234,481
Non-performing	—	—	—	213	—	—	—	—	213
Total	$17,272	$17,949	$31,246	$23,707	$27,802	$113,949	$—	$2,769	$234,694
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$69,083	$105,757	$95,255	$67,483	$62,098	$178,524	$8,700	$—	$586,900
Special Mention	—	—	233	1,052	—	1,535	—	—	2,820
Substandard	—	—	—	—	89	—	—	—	89
Doubtful	—	—	—	—	—	—	—	—	—
Total	$69,083	$105,757	$95,488	$68,535	$62,187	$180,059	$8,700	$—	$589,809
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$9,365	$1,650	$—	$—	$—	$1,338	$400	$—	$12,753
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	820	—	—	820
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,365	$1,650	$—	$—	$—	$2,158	$400	$—	$13,573
Current period gross charge-offs	—	—	—	—	—	300	—	—	300

Home equity loans and lines of credit
Performing	$1,240	$447	$973	$678	$1,327	$1,156	$25,203	$—	$31,024
Non-performing	—	—	64	82	—	—	—	—	146
Total	$1,240	$447	$1,037	$760	$1,327	$1,156	$25,203	$—	$31,170
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$1,189	$474	$875	$564	$1,844	$2,741	$11,155	$—	$18,842
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,189	$474	$875	$564	$1,844	$2,741	$11,155	$—	$18,842
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$322	$1	$15	$—	$8	$1,386	$192	$—	$1,924
Non-performing	—	—	—	—	—	—	—	—	—
Total	$322	$1	$15	$—	$8	$1,386	$192	$—	$1,924
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2025						Revolving Loans
	Term Loans Amortized Cost Basis by Origination Fiscal Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(In thousands)
One-to-four family residential
Performing	$18,873	$31,952	$36,663	$28,465	$23,556	$102,642	$—	$—	$242,151
Non-performing	—	—	213	90	—	—	—	—	303
Total	$18,873	$32,165	$36,663	$28,555	$23,556	$102,642	$—	$—	$242,454
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	$111,456	$86,068	$70,546	$63,905	$54,060	$140,866	$6,110	$—	$533,011
Special Mention	—	—	—	91	—	111	—	—	202
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$111,456	$86,068	$70,546	$63,996	$54,060	$140,977	$6,110	$—	$533,213
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land
Pass	$10,037	$12,982	$3,405	$—	$—	$2,863	$—	$—	$29,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,037	$12,982	$3,405	$—	$—	$2,863	$—	$—	$29,287
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit
Performing	$492	$1,181	$1,271	$1,523	$265	$1,090	$25,808	$—	$31,630
Non-performing	—	—	148	—	—	—	—	—	148
Total	$492	$1,181	$1,419	$1,523	$265	$1,090	$25,808	$—	$31,778
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial business
Pass	$669	$1,195	$465	$2,001	$1,061	$2,270	$12,240	$147	$20,048
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$669	$1,195	$465	$2,001	$1,061	$2,270	$12,240	$147	$20,048
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other
Performing	$464	$18	$—	$25	$—	$1,423	$189	$—	$2,119
Non-performing	—	—	—	—	—	—	—	—	—
Total	$464	$18	$—	$25	$—	$1,423	$189	$—	$2,119
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The Bank was not accruing interest on any loans delinquent 90 days or greater as of June 30, 2026 and September 30, 2025. The following tables present the classes of the loan portfolio summarized by the aging categories of loans for the periods presented:

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(In thousands)
June 30, 2026
One-to-four family residential	$234,481	$—	$—	$213	$234,694
Commercial real estate	588,544	—	1,265	—	589,809
Construction and land	13,573	—	—	—	13,573
Home equity lines of credit	31,024	—	—	146	31,170
Commercial business	18,842	—	—	—	18,842
Other	1,924	—	—	—	1,924
Total	$888,388	$—	$1,265	$359	$890,012

		30-59	60-89
		Days	Days	90 Days +	Total
	Current	Past Due	Past Due	Past Due	Loans
	(Iin thousands)
September 30, 2025
One-to four-family residential	$240,975	$1,016	$160	$303	$242,454
Commercial real estate	532,867	—	346	—	533,213
Construction and land	29,287	—	—	—	29,287
Home equity lines of credit	31,630	—	—	148	31,778
Commercial business	19,913	135	—	—	20,048
Other	2,119	—	—	—	2,119
Total	$856,791	$1,151	$506	$451	$858,899

There were two residential loans totaling $294 thousand that were in the process of foreclosure at June 30, 2026.

Individually Evaluated Loans

Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated by collateral type in the Company’s allowance for credit losses with the associated allowance amount, if applicable, as of June 30, 2026 and September 30, 2025:

	Unpaid
	Principal	Recorded	Allowance for
	Balance	Investment	Credit Losses
	(In thousands)
June 30, 2026
Real Estate Collateral:
One-to-four family residential	$213	$213	$—
Commercial real estate	507	507	—
Construction and land	820	820	232
Home loans and lines of credit	146	146	—
Total	$1,686	$1,686	$232

	Unpaid
	Principal	Recorded	Allowance for
	Balance	Investment	Credit Losses
	(In thousands)
September 30, 2025
Real Estate Collateral:
One-to-four family residential	$303	$303	$—
Home loans and lines of credit	148	148	—
Total	$451	$451	$—

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

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(Dollars in thousands)

Balance-September 30, 2025	$838	$5,975	$754	$40	$742	$2	$(1)	$8,350
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	2	—	—	2
Provision (credit)	(152)	(249)	524	(8)	(42)	(2)	—	71
Balance- December 31, 2025	$686	$5,726	$1,278	$32	$702	$—	$(1)	$8,423
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	4	—	—	4
Provision (credit)	(17)	92	100	(1)	(3)	—	1	172
Balance- March 31, 2026	$669	$5,818	$1,378	$31	$703	$—	$—	$8,599
Charge-offs	—	—	(300)	—	—	—	—	(300)
Recoveries	1	—	—	—	3	—	—	4
Provision (credit)	22	652	(490)	—	—	—	—	184
Balance- June 30, 2026	$692	$6,470	$588	$30	$706	$—	$—	$8,487

	One-to-Four			Home Equity
	Family	Commercial	Construction	Lines of	Commercial
	Residential	Real Estate	and Land	Credit	Business	Other	Unallocated	Total
	(In thousands)

Balance- September 30, 2024	$755	$5,334	$624	$30	$805	$—	$—	$7,548
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	103	—	—	103
Provision (credit)	(1)	261	71	3	(125)	—	—	209
Balance- December 31, 2024	$754	$5,595	$695	$33	$783	$—	$—	$7,860
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	5	—	—	5
Provision (credit)	1	54	(169)	2	(17)	—	200	71
Balance- March 31, 2025	$755	$5,649	$526	$35	$771	$—	$200	$7,936
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	2	—	—	3
Provision (credit)	(24)	220	138	(1)	(13)	—	(200)	120
Balance- June 30, 2025	$732	$5,869	$664	$34	$760	$—	$—	$8,059

The Company’s ACL increased $340 thousand to $8.9 million, or 1.00% of total loans receivable, during the nine months ended June 30, 2026. Growth in loans receivable during the nine months ended June 30, 2026 resulted in additional provisions for credit losses totaling $630 thousand and the Company recorded $290 thousand in net loan charge-offs. The Company’s allowance for on-balance sheet credit losses increased to $8.5 million at June 30, 2026 from $8.4 million at September 30, 2025 while its reserve for off-balance sheet commitments increased to $402 thousand at June 30, 2026 from $198 thousand at September 30, 2025.

During the nine months ended June 30, 2026, there were no loans modified to borrowers experiencing financial difficulty.

NOTE K - DEPOSITS

A summary of deposits by type of account are summarized as follows:

	June 30,	September 30,
	2026	2025
	(In thousands)

Demand accounts	$141,531	$117,238
Savings accounts	56,135	54,424
NOW accounts	154,092	163,753
Money market accounts	265,901	268,944
Certificates of deposit	221,241	195,185
Retirement certificates	14,969	14,763
	$853,869	$814,307

Included in the Company’s deposits at June 30, 2026 were $61.0 million in brokered certificates of deposit and $22.7 million in certificates of deposit obtained through a national deposit listing service. Included in the Company’s deposits at September 30, 2025 were $57.3 million in brokered certificates of deposit and $20.4 million in certificates of deposit obtained through a national deposit listing service.

At June 30, 2026 and September 30, 2025, time deposits of $250 thousand or more totaled approximately $117.8 million and $94.8 million, respectively.

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company may use derivative financial instruments, such as interest rate swaps and interest rate floors and caps, as part of its interest rate risk management. Interest rate caps and floors are agreements whereby one party agrees to pay or receive a floating rate of interest on a notional principal amount for a predetermined period of time if certain market interest rate thresholds are met. The Company considers the credit risk inherent in these contracts to be negligible. As of June 30, 2026, the Company did not hold any interest rate floors or collars.

The Company is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, the Company executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties and was not significant to the total fair value. The Company was not required to pledge any collateral for its interest rate swaps with financial institutions at June 30, 2026 and September 30, 2025.

The following table presents summary information regarding these derivatives as of June 30, 2026 and September 30, 2025.

		Average	Weighted
	Notional	Maturity	Average	Weighted Average	Fair
	Amount	(Years)	Fixed Rate	Variable Rate	Value
	(Dollars in thousands)
June 30, 2026
Classified in Other Assets:
Customer interest rate swaps	$37,437	3.6	6.21%	1 Mo. SOFR + 2.70	$685
Total	$37,437	3.6	6.21%		$685

Classified in Other Liabilities:
3rd Party interest rate swaps	$37,437	3.6	6.21%	1 Mo. SOFR + 2.70	$685
Total	$37,437	3.6	6.21%		$685

September 30, 2025
Classified in Other Assets:
Customer interest rate swaps	$43,122	3.6	5.75%	1 Mo. SOFR + 2.66	$911
Total	$43,122	3.6	5.75%		$911

Classified in Other Liabilities:
3rd Party interest rate swaps	$43,122	3.6	5.75%	1 Mo. SOFR + 2.66	$911
Total	$43,122	3.6	5.75%		$911

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and are summarized in the table below. Those instruments involve, to varying degrees, elements of credit and interest rate risk more than the amounts recognized in the Consolidated Balance Sheets.

	June 30,	September 30,
	2026	2025
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Letters of credit	$920	$820
Unused lines of credit	89,530	80,867
Fixed rate loan commitments	4,532	3,395
Variable rate loan commitments	29,546	25,975
Total	$124,528	$111,057

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believes”, or similar expressions are intended to identify “forward looking statements.” Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks previously disclosed by the Company in Item 1A of its Annual Report on Form 10-K as may be supplemented by Quarterly Reports on Form 10-Q filed with the SEC, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, international conflict, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, levels of uninsured deposits, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses, and with respect to the loans extended by the Company and real estate owned, the following: risks related to the economic environment in the market areas in which the Bank operates, particularly with respect to the real estate market in New Jersey; the risk that the value of the real estate securing these loans may decline in value; and the risk that significant expense may be incurred by the Company in connection with the resolution of these loans.

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

Comparison of Financial Condition at June 30, 2026 and September 30, 2025

Total Assets. Total assets increased by $50.8 million, or 5.1%, to $1.048 billion at June 30, 2026 from $997.7 million at September 30, 2025. The increase was attributable to higher loans receivable, investment securities and cash and cash equivalents.

Total cash and cash equivalents. Total cash and cash equivalents increased by $4.4 million, or 61.9% to $11.5 million at June 30, 2026 from $7.1 million at September 30, 2025 resulting from deposit inflows that exceeded the growth in loans receivable during the nine months ended June 30, 2026. The Company’s cash and deposit balances at June 30, 2026 reflect seasonal deposit outflows from municipal accounts that historically return the following calendar quarter.

Investment securities. At June 30, 2026, investment securities totaled $104.3 million, reflecting an increase of $15.9 million, or 17.9%, from September 30, 2025. The increase resulted from purchases of mortgage-backed securities totaling $21.9 million, partially offset by repayments of mortgage-backed securities totaling $6.0 million during the nine months ended June 30, 2026. There were no credit losses recorded for the Company’s investment securities during the nine months ended June 30, 2026 and June 30, 2025.

Loans Receivable. Total loans receivable increased by $31.1 million, or 3.6%, to $890.0 million at June 30, 2026 from $858.9 million at September 30, 2025. The increase in total loans receivable during the nine months ended June 30, 2026 occurred in commercial real estate loans, which increased $56.6 million. Partially offsetting this increase were construction and land loans, which decreased $15.7 million, one-to four-family residential real estate loans (including home equity lines of credit), which decreased $8.4 million, commercial business loans, which decreased $1.2 million and other loans, which decreased $195 thousand.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of June 30, 2026 and September 30, 2025:

	June 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Owner-occupied
Retail	$40,578	6.9%	$43,440	8.1%
Hotel/Motel	74,457	12.6%	75,380	14.1%
Professional	35,847	6.1%	34,328	6.4%
Office	14,965	2.5%	17,563	3.3%
Restaurant	29,167	4.9%	23,409	4.4%
Other	54,558	9.3%	39,722	7.4%
Total owner-occupied	$249,572	42.3%	$233,842	43.9%
Non-owner occupied
Retail	$96,800	16.4%	$85,574	16.0%
Multi-family	97,658	16.6%	95,794	18.0%
Professional	23,686	4.0%	17,514	3.3%
Office	38,220	6.5%	36,053	6.8%
Restaurant	8,559	1.5%	7,943	1.5%
Hotel/Motel	2,493	0.4%	2,526	0.5%
Other	72,821	12.3%	53,967	10.1%
Total non-owner occupied	$340,237	57.7%	$299,371	56.1%
Total commercial real estate loans	$589,809	100.0%	$533,213	100.0%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons including, but not limited to, payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at June 30, 2026 and September 30, 2025:

	June 30, 2026		September 30, 2025
	Number of		Number of
LTV range	Loans	Amount	Loans	Amount
(Dollars in thousands)
0%-25.0%	143	$67,038	129	$54,594
25.01%-50.0%	133	181,240	129	163,280
50.01%-60.0%	91	122,956	79	114,311
60.01%-70.0%	109	159,405	109	147,882
70.01%-75.0%	31	45,796	24	33,244
75.01%-80.0%	4	12,473	8	17,856
> 80.0%	1	900	2	2,046
Total	512	$589,808	480	$533,213

As of June 30, 2026 and September 30, 2025, non-owner occupied commercial real estate loans (as defined by regulatory guidance) to total risk-based capital were estimated at approximately 271% and 267%, respectively. Management believes that Magyar Bank has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Our asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. As of June 30, 2026 and September 30, 2025, we had no non-performing commercial real estate loans.

Total non-performing loans decreased by $92 thousand to $359 thousand at June 30, 2026 from $451 thousand at September 30, 2025. The ratio of non-performing loans to total loans decreased to 0.04% at June 30, 2026 from 0.05% at September 30, 2025. Total non-performing assets decreased by $2.3 million to $359 thousand at June 30, 2026 from $2.6 million at September 30, 2025. The ratio of non-performing assets to total assets decreased to 0.03% at June 30, 2026 from 0.26% at September 30, 2025.

Allowance for Credit Losses. Allowance for credit losses increased $340 thousand to $8.9 million during the nine months ended June 30, 2026. Growth in loans receivable during the nine months ended June 30, 2026 resulted in additional provisions for credit losses totaling $630 thousand and the Company recorded $290 thousand in net loan charge-offs. The Company’s allowance for on-balance sheet credit losses increased to $8.5 million at June 30, 2026 from $8.4 million at September 30, 2025 while its reserve for off-balance sheet commitments increased to $402 thousand at June 30, 2026 from $198 thousand at September 30, 2025.

Deposits. Total deposits increased by $39.6 million, or 4.9%, to $853.9 million at June 30, 2026. The inflow in deposits occurred in certificates of deposit (including brokered deposit and individual retirement accounts), which increased by $26.3 million, or 12.5%, to $236.2 million, non-interest-bearing checking accounts, which increased by $24.3 million, or 20.7%, to $141.5 million, and savings accounts, which increased by $1.7 million, or 3.1%, to $56.1 million. Partially offsetting these increases was a $9.7 million, or 5.9%, decrease in interest-bearing checking accounts to $154.1 million and a $3.0 million, or 1.1%, decrease in money market accounts to $265.9 million.

During the nine months ended June 30, 2026, the Company implemented a digital marketing campaign focused on the Bank's primary market area, targeting prospective customers with a competitive rate on short term certificates of deposit. The campaign produced positive results and was a contributor to the increase in deposits.

Stockholders’ Equity. Stockholders’ equity increased by $7.8 million, or 6.5%, to $126.6 million at June 30, 2026 from $118.8 million at September 30, 2025. The increase was attributable to the Company’s results from operations, partially offset by $0.28 per share in dividends paid per share and 25,825 shares repurchased during the nine months ended June 30, 2026 at an average price per share of $17.55. The Company’s book value per share increased to $19.61 at June 30, 2026 from $18.34 at September 30, 2025.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2026 and 2025

The following tables present certain information regarding the Company’s financial condition and net interest income for the three and nine months ended June 30, 2026 and 2025. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$54,664	$485	3.56%	$59,653	$650	4.37%
Loans receivable, net (1)	874,341	13,848	6.35%	822,467	12,608	6.15%
Securities
Taxable	99,620	843	3.40%	90,212	667	2.97%
Tax-exempt (2)	3,370	18	2.17%	3,370	18	2.17%
FHLBNY stock	3,461	62	7.24%	2,729	49	7.27%
Total interest-earning assets	1,035,456	15,256	5.91%	978,431	13,992	5.74%
Noninterest-earning assets	49,519			51,850
Total assets	$1,084,975			$1,030,281

Interest-bearing liabilities:
Savings accounts (3)	$56,475	97	0.69%	$54,496	93	0.68%
NOW accounts (4)	451,955	3,100	2.75%	507,337	3,787	2.99%
Time deposits (5)	238,924	2,235	3.75%	176,269	1,668	3.80%
Total interest-bearing deposits	747,354	5,432	2.92%	738,102	5,548	3.01%
Borrowings	49,052	401	3.28%	34,041	262	3.08%
Total interest-bearing liabilities	796,406	5,833	2.94%	772,143	5,810	3.02%
Noninterest-bearing liabilities	167,757			146,342
Total liabilities	964,163			918,485
Retained earnings	120,812			111,796
Total liabilities and retained earnings	$1,084,975			$1,030,281

Tax-equivalent basis adjustment		(4)			(4)
Net interest and dividend income		$9,419			$8,178
Interest rate spread			2.97%			2.72%
Net interest-earning assets	$239,050			$206,288
Net interest margin (6)			3.65%			3.35%
Average interest-earning assets to
average interest-bearing liabilities	130.02%			126.72%

(1)    The average balance of loans receivable, net includes non-accrual loans.

(2)    Interest income and yield are calculated using the Company's 21% federal tax rate.

(3)    Includes passbook savings, money market passbook and club accounts.

(4)    Includes interest-bearing checking and money market accounts.

(5)    Includes certificates of deposits and individual retirement accounts.

(6)    Calculated as annualized net interest income divided by average total interest-earning assets.

	Nine Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)	Average Balance	Interest Income/ Expense	Yield/Cost (Annualized)
	(Dollars In Thousands)
Interest-earning assets:
Interest-earning deposits	$45,609	$1,267	3.71%	$52,350	$1,691	4.32%
Loans receivable, net (1)	866,369	40,968	6.32%	803,846	36,603	6.09%
Securities
Taxable	93,179	2,295	3.29%	91,191	1,920	2.82%
Tax-exempt (2)	3,370	55	2.17%	3,370	55	2.17%
FHLBNY stock	3,414	189	7.42%	2,544	160	8.40%
Total interest-earning assets	1,011,941	44,774	5.92%	953,301	40,429	5.67%
Noninterest-earning assets	50,803			52,856
Total assets	$1,062,744			$1,006,157

Interest-bearing liabilities:
Savings accounts (3)	$55,910	$294	0.70%	$54,123	$279	0.69%
NOW accounts (4)	447,102	9,193	2.75%	494,218	11,095	3.00%
Time deposits (5)	232,774	6,563	3.77%	166,657	4,852	3.89%
Total interest-bearing deposits	735,786	16,050	2.92%	714,998	16,226	3.03%
Borrowings	49,073	1,204	3.28%	31,896	693	2.90%
Total interest-bearing liabilities	784,859	17,254	2.94%	746,894	16,919	3.03%
Noninterest-bearing liabilities	150,310			142,302
Total liabilities	935,169			889,196
Retained earnings	127,575			116,961
Total liabilities and retained earnings	$1,062,744			$1,006,157

Tax-equivalent basis adjustment		(12)			(12)
Net interest and dividend income		$27,508			$23,498
Interest rate spread			2.98%			2.64%
Net interest-earning assets	$227,082			$206,407
Net interest margin (6)			3.63%			3.30%
Average interest-earning assets to
average interest-bearing liabilities	128.93%			127.64%

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

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

Net Income. Net income increased by $623 thousand, or 25.2%, to $3.1 million for the three months ended June 30, 2026 compared with net income of $2.5 million for the three months ended June 30, 2025. The increase was due to higher net interest income and other income, partially offset by higher provisions for credit loss, other expenses and income tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased by $1.2 million, or 15.2%, to $9.4 million for the quarter ended June 30, 2026 from the quarter ended June 30, 2025. The increase was attributable to a 30-basis point increase in the Company’s net interest margin to 3.65% for the three months ended June 30, 2026 from 3.35% for the three months ended June 30, 2025, as well as a $57.0 million increase in the average balance of interest-earning assets between the periods.

Interest and Dividend Income. Interest and dividend income increased by $1.3 million, or 9.0%, to $15.3 million for the three months ended June 30, 2026 compared with $14.0 million for the three months ended June 30, 2025. The increase was attributable to a 17-basis point increase in the yield on interest-earning assets to 5.91% for the three months ended June 30, 2026 from 5.74% for the three months ended June 30, 2025, as well as a $51.8 million, or 6.3%, increase in the average balance of net loans receivable between the periods.

The average balance of loans receivable, net of allowance for credit losses, increased by $51.8 million, or 6.3%, to $874.3 million during the three months ended June 30, 2026 from $822.5 million for the three months ended June 30, 2025, while the yield on loans receivable increased by 20 basis points to 6.35% for the three months ended June 30, 2026 from 6.15% for the three months ended June 30, 2025. Contributing to the increase in yield on loans receivable are commercial term loan rates adjusting on their five-year anniversary to market rates that are significantly higher than they were five years ago.

Interest earned on investment securities, including interest-earning deposits and excluding FHLB stock, decreased by $12 thousand, or 0.9%, to $1.3 million for the three months ended June 30, 2026. The average balance of investment securities and interest-earning deposits increased by $4.4 million, or 2.9%, to $157.6 million for the three months ended June 30, 2026 from $153.2 million for the three months ended June 30, 2025, while the average yield on such assets decreased by seven basis points to 3.43% for the three months ended June 30, 2026 from 3.50% for the three months ended June 30, 2025.

Interest Expense. Interest expense increased by $23 thousand, or 0.4%, to $5.8 million for the three months ended June 30, 2026 from $5.8 million for the three months ended June 30, 2025. The average balance of interest-bearing liabilities increased by $24.3 million, or 3.1%, to $796.4 million for the three months ended June 30, 2026 from $772.1 million for the three months ended June 30, 2025, while the average cost on such interest-bearing liabilities decreased by eight basis points to 2.94% for the three months ended June 30, 2026 compared with 3.02% for the three months ended June 30, 2025.

The average balance of interest-bearing deposits increased $9.3 million, or 1.3%, to $747.4 million for the three months ended June 30, 2026 from $738.1 million for the three months ended June 30, 2025. The average cost of such deposits decreased nine basis points to 2.92% from 3.01%, and the interest paid on interest-bearing deposits decreased $116 thousand to $5.4 million for the three months ended June 30, 2026 compared with $5.5 million for the three months ended June 30, 2025.

Interest expense on borrowings increased by $139 thousand, or 53.1%, to $401 thousand for the three months ended June 30, 2026 from $262 thousand for the three months ended June 30, 2025. The average balance of borrowings increased by $15.0 million, or 44.1%, to $49.0 million for the three months ended June 30, 2026 compared with $34.0 million for the three months ended June 30, 2025 while the average cost of borrowings increased by 20 basis points to 3.28% from 3.08%, respectively.

Provision for Credit Losses. The net provision for credit losses totaled $351 thousand for the three months ended June 30, 2026 compared with a net provision for credit losses totaling $101 thousand for the three months ended June 30, 2025. The increase resulted from growth in commercial real estate loans, partially offset by lower one-to-four family mortgage loans, lower construction loan commitments and improving economic data used to determine the Bank’s expected credit losses. The Company recorded $295 thousand in net loan charge-offs during the three months ended June 30, 2026 compared with $3 thousand in net loan recoveries during the three months ended June 30, 2025. During the three months ended June 30, 2026 the Company recorded a $300 thousand charge-off related to one construction loan relationship.

Other Income. Other income increased by $180 thousand, or 28.3%, to $816 thousand during the three months ended June 30, 2026 compared with $636 thousand for the three months ended June 30, 2025. The increase was primarily due to higher gains on the sale of SBA loans, partially offset by lower service charge and interest rate swap fee income.

Other Expenses. Other expenses increased by $292 thousand, or 5.6%, to $5.5 million during the three months ended June 30, 2026 compared with $5.2 million for the three months ended June 30, 2025. The increase was primarily attributable to higher compensation and benefit expense, which increased $255 thousand, or 8.2%, to $3.4 million, due to higher medical benefits and incentive accruals as well as annual merit increases.

Other significant increases within other expenses affected occupancy expenses and data processing expenses. Occupancy expenses increased by $37 thousand, or 4.6%, to $837 thousand for the three months ended June 30, 2026 from higher one-time rental payments and termination costs related to the relocation of the Bank’s Edison branch. Data processing expenses increased by $37 thousand, or 30.8%, to $157 thousand for the three months ended June 30, 2026 from higher flex credits applied against service bureau billings for the prior year period. Offsetting these increases was a $60 thousand, or 30.9%, decrease in professional fees from lower legal fees and the recovery of $14 thousand in legal fees from the payoff of a loan previously in foreclosure.

Income Tax Expense. The Company recorded income tax expense of $1.3 million on pre-tax income of $4.4 million for the three months ended June 30, 2026, compared with $1.0 million on pre-tax income of $3.5 million for the three months ended June 30, 2025. The increase in income tax expense was driven by higher pre-tax income during the three months ended June 30, 2026. The Company’s effective tax rate for the three months ended June 30, 2026 was 28.9% compared with 29.0% for the three months ended June 30, 2025.

Comparison of Operating Results for the Nine Months Ended June 30, 2026 and 2025

Net Income. Net income increased by $2.1 million, or 28.0%, to $9.3 million during the nine months period ended June 30, 2026 compared with $7.2 million for the nine months period ended June 30, 2025. The increase was due to higher net interest income, partially offset by higher provisions for credit loss, lower other income, higher other expenses and higher income tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased by $4.0 million, or 17.1%, to $27.5 million for the nine months ended June 30, 2026 from $23.5 million for the nine months ended June 30, 2025. The increase was attributable to a 33-basis point increase in the Company’s net interest margin to 3.63% for the nine months ended June 30, 2026 from 3.30% for the nine months ended June 30, 2025 as well as a $58.6 million, or 6.2%, increase in the average balance of interest-earning assets between the periods.

Interest and Dividend Income. Interest and dividend income increased by $4.4 million, or 10.8%, to $44.8 million for the nine months ended June 30, 2026 from $40.4 million for the nine months ended June 30, 2025. The increase was attributable to a 25-basis point increase in the yield on interest-earning assets to 5.92% for the nine months ended June 30, 2026 from 5.67% for the nine months ended June 30, 2025, as well as a $62.5 million, or 7.8%, increase in the average balance of net loans receivable.

The average balance of loans receivable, net of allowance for credit losses, increased by $62.5 million, or 7.8%, to $866.4 million during the nine months ended June 30, 2026 from $803.8 million during the nine months ended June 30, 2025, while the yield on loans receivable increased 23 basis points to 6.32% for the nine months ended June 30, 2026 from 6.09% for the nine months ended June 30, 2025. The higher average balance and yield accounted for a $4.4 million, or 11.9%, increase in loan interest income between periods.

Interest earned on investment securities, including interest-earning deposits and excluding FHLBNY stock, decreased by $49 thousand, or 1.3%, to $3.6 million for the nine months ended June 30, 2026 from $3.7 million for the nine months ended June 30, 2025. The average balance of investment securities and interest-earning deposits decreased by $4.8 million, or 3.2%, to $142.1 million for the nine months ended June 30, 2026 from $146.9 million for the nine months ended June 30, 2025. Partially offsetting this decrease was a six basis point increase in the yield of such assets to 3.40% for the nine months ended June 30, 2026 from 3.34% for the nine months ended June 30, 2025.

Interest Expense. Interest expense increased by $335 thousand, or 2.0%, to $17.3 million for the nine months ended June 30, 2026 compared with $16.9 million for the nine months ended June 30, 2025. This increase was attributable to a higher average balance of interest-bearing liabilities, which increased by $38.0 million, or 5.1%, to $784.9 million, but was partially offset by a nine-basis point decrease in the cost of such liabilities to 2.94% for the nine months ended June 30, 2026 compared with 3.03% for the nine months ended June 30, 2025.

The average balance of interest-bearing deposits increased by $20.8 million, or 2.9%, to $735.8 million for the nine months ended June 30, 2026 from $715.0 million for the nine months ended June 30, 2025, while the average cost of such deposits decreased 11 basis points to 2.92% from 3.03%. As a result, interest paid on interest-bearing deposits decreased by $176 thousand, or 1.1%, to $16.0 million for the nine months ended June 30, 2026 from $16.2 million for the nine months ended June 30, 2025.

Interest expense on borrowings increased by $511 thousand, or 73.7%, to $1.2 million for the nine months ended June 30, 2026 from $693 thousand for the nine months ended June 30, 2025. The cost of borrowings increased 38 basis points to 3.28% for the nine months ended June 30, 2026 compared with 2.90% for the nine months ended June 30, 2025, while the average balance of borrowings increased by $17.2 million, or 53.9%, to $49.1 million for the nine months ended June 30, 2026 from $31.9 million for the nine months ended June 30, 2025.

Provision for Credit Losses. The provision for credit losses totaled $630 thousand for the nine months ended June 30, 2026 compared with $172 thousand for the nine months ended June 30, 2025. The higher provision for credit losses resulted from growth in commercial real estate loans, partially offset by lower one-to-four family mortgage loans, lower construction loan commitments and improving economic data used to determine the Bank’s expected credit losses. The Company recorded $290 thousand in net loan charge-offs during the nine months ended June 30, 2026 compared with $111 thousand in net loan recoveries during the nine months ended June 30, 2025.

Other Income. Other income decreased by $411 thousand, or 14.4%, to $2.4 million during the nine months ended June 30, 2026 compared with $2.9 million for the nine months ended June 30, 2025. The decrease was primarily due to lower gains from the sale of OREO, as there were no gains during the nine months ended June 30, 2026 compared with $229 thousand for the prior year period.

The Company also experienced a $166 thousand, or 14.5%, reduction in its service charge income. This decrease resulted primarily from lower loan late charge income, which decreased by $88 thousand, lower loan servicing fee income, which decreased by $50 thousand, and lower commercial loan prepayment charges, which decreased by $11 thousand. These types of income vary from period to period depending on the ongoing performance of loans

Other Expenses. Other expenses increased by $383 thousand, or 2.4%, to $16.4 million during the nine months ended June 30, 2026 from $16.0 million during the nine months ended June 30, 2025. The increase was primarily attributable to higher compensation and benefit expense, which increased by $480 thousand, or 5.1%, to $9.9 million, due to higher medical benefits and incentive accruals as well as annual merit increases. Also contributing to the increase were higher data processing expenses, which increased by $143 thousand, or 42.9%, to $476 thousand, from higher flex credits applied against service bureau billings for the prior year period.

Partially offsetting the increases were lower occupancy, professional fees and other expenses. Occupancy expenses decreased by $141 thousand, or 5.3%, to $2.5 million for the nine months ended June 30, 2026 due to lease termination expenses related to the closure of the Bank’s Bridgewater office in the prior year period. Professional fees decreased by $111 thousand, or 18.8%, from lower legal fees and the recovery of $14 thousand in legal fees from the payoff of a loan previously in foreclosure. Other expenses decreased by $52 thousand, or 2.9%, from various expenses related to the closure and relocation of the Bank’s Bridgewater office to Martinsville in the prior year period.

Income Tax Expense. The Company recorded tax expense of $3.6 million on pre-tax income of $12.9 million for the nine months ended June 30, 2026, compared to $2.9 million on pre-tax income of $10.1 million for the nine months ended June 30, 2025. The increase in income tax expense was driven by higher pre-tax income during the nine months ended June 30, 2026. The Company’s effective tax rate for the nine months ended June 30, 2026 was 28.2% compared with 28.5% for the nine months ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost-effective manner. The Company’s short-term sources of liquidity include maturity, repayment and sales of assets, excess cash and cash equivalents, new deposits, other borrowings, and new advances from the FHLBNY. Based on eligible loan collateral pledged to the FHLBNY at June 30, 2026, we had an aggregate net borrowing capacity of $158.0 million. We also had the ability to borrow $109.4 million from the FRBNY at June 30, 2026 compared with $109.6 million at September 30, 2025. The Company did not have any borrowings outstanding with the FRBNY at June 30, 2026 and September 30, 2025. There has been no material adverse change during the nine months ended June 30, 2026 in the ability of the Company and its subsidiaries to fund their operations.

At June 30, 2026, the Company had commitments outstanding under letters of credit totaling $920 thousand, commitments to originate loans totaling $34.1 million, and commitments to fund undisbursed balances of closed loans and unused lines of credit totaling $89.5 million. There has been no material change during the nine months ended June 30, 2026 in any of the Company’s other contractual obligations or commitments to make future payments.

Capital Requirements

At June 30, 2026, the Bank’s Tier 1 capital as a percentage of the Bank’s total assets was 11.29%, and total qualifying capital as a percentage of risk-weighted assets was 15.97%.

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

There has been no change in the Company's internal control over financial reporting during the nine months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the U.S. Securities and Exchange Commission on December 19, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	On May 22, 2025 the Company announced the authorization of its fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5% of its outstanding shares, or up to 323,547 shares. The Company’s intended use of the repurchased shares is for general corporate purposes. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The Company repurchased 45,825 shares of its common stock under this plan at June 30, 2026. At June 30, 2026, the Company held 640,622 shares in treasury that were repurchased at an average price of $12.89.

The following table reports information regarding repurchases of our common stock during the current quarter ended June 30, 2026.

			Total Number of	Remaining Number
	Total Number	Average	Shares Repurchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	be Purchased Under
Periods	Purchased	Per Share	Announced Programs	the Current Program
April 1, 2026 through April 30, 2026	6,374	$17.83	37,299	286,248
May 1, 2026 through May 31, 2026	4,820	$17.61	42,119	281,428
June 1, 2026 through June 30, 2026	3,706	$17.35	45,825	277,722

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
a.)	Not applicable.

b.)	During the three months ended June 30, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGYAR BANCORP, INC.
(Registrant)

Date: August 13, 2026	/s/ John S. Fitzgerald
John S. Fitzgerald
President and Chief Executive Officer

Date: August 13, 2026	/s/ Jon R. Ansari
Jon R. Ansari
Executive Vice President and Chief Financial Officer